Form 10-Q
period 2010-06-30
PRIVATE SECRETARY, INC.
filed 2010-07-26
CIK 1451512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-156421

PRIVATE SECRETARY, INC.
(Exact name of registrant as specified in its charter)

Nevada			26-3062661
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, NV 89703-4934
(Address of principal executive offices) (Zip Code)

(775) 284-3709
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No[ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [ ]			Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)			Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes |X| No |_|
Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of July 16, 2010, the registrant had 10,000,000 shares of common stock, $0.001 par value, issued and outstanding.

PRIVATE SECRETARY, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2010

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

PRIVATE SECRETARY, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2010	September 30, 2009 (Audited)

ASSETS

CURRENT ASSETS
Cash	1,976	668
TOTAL ASSETS	$ 1,976	$ 668

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	11,531	8,000
Loan from Related Party	7,075
TOTAL CURRENT LIABILITIES	$ 18,606	$ 8,000

STOCKHOLDERS’ EQUITY (DEFICIT )
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,000,000 shares of common stock at 6/30/2010 and 9/30/2009	10,000	10,000
Additional Paid in Capital
Stock Subscriptions Receivable	-	-
Accumulated Deficit during development stage	(26,630)	(17,332)
TOTAL STOCKHOLDERS’ EQUITY	(16,630)	(7,332)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,976	$ 668

The accompanying notes are an integral part of these financial statements

PRIVATE SECRETARY, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended June 30, 2010	Three Months ended June 30, 2009	Nine Months ended June 30, 2010	Nine Months ended June 30, 2009	Cumulative results of operations from July 22, 2008 (date of inception) to June 30, 2010
REVENUE	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Office and general	781	270	1,298	2,166	4,605
Professional Fees	3,250	3,000	8,000	8,943	22,025
NET LOSS	(4,031)	(3,270)	(9,298)	(11,109)	(26,630)

Provision for income taxes	-	-	-	-	-
NET LOSS, after taxes	(4,031)	(3,270)	(9,298)	(11,109)	(26,630)
BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements

PRIVATE SECRETARY, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (July 22, 2008) TO June 30, 2010

	Common Stock		Additional Paid-in Capital	Share Subscription Receivable	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount
Balance at Inception – July 22, 2008	-	-	-	-	-	-
Common stock issued for cash at $0.001 per share
- July 22, 2008	10,000,000	$ 10,000	$ -	$ (10,000)	$ -	$ -
Net Loss for the period from inception on July 22, 2008 to September 30, 2008	-	-	-		-	-
Balance, September 30, 2008	10,000,000	10,000	-	(10,000)	-	-
Share Subscription Received November 5, 2008				10,000		10,000
Net Loss for the year ended September 30, 2009	-	-	-	-	(17,332)	(17,332)

Balance, September 30, 2009	10,000,000	10,000	-	-	(17,332)	(7,332)

Net Loss for the nine months ended June 30, 2010	-	-	-	-	(9,298)	(9,298)
Balance, June 30, 2010	10,000,000	10,000	-	-	(26,630)	(16,630)

The accompanying notes are an integral part of these financial statements

PRIVATE SECRETARY, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months ended June 30, 2010	Nine Months ended June 30, 2009	Jul 22, 2008 (date of inception) to June 30, 2010

OPERATING ACTIVITIES
Net loss	$ (9,298)	$ (11,109)	$ (26,630)
Accrued expenses	3,531	3,000	11,531
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(5,767)	(8,109)	(15,099)

FINANCING ACTIVITIES
Common shares		10,000	10,000
Loan from Related Party	7,075	-	7,075

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,075	10,000	17,075

NET INCREASE (DECREASE) IN CASH	1,308	1,891	1,976

CASH, BEGINNING OF PERIOD	668	-

CASH, END OF PERIOD	$ 1,976	$ 1,891	$ 1,976

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

PRIVATE SECRETARY, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2009 audited financial statements.  The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The company has incurred losses since inception totalling $26,630.

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through July 13, 2010 and has determined that there are no events to disclose.

Item 2. Management`s Discussion and Analysis of Financial Condition and Results of Operations

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

Private Secretary, Inc. ("Private Secretary", "the Company", “our” or "we") was incorporated in the State of Nevada as a for-profit company on July 22, 2008.  The Company is a development stage company that plans to enter into the software market with a program that will allow for automatic call processing through VoIP technology.

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended June 30, 2010 we had $1,976 of cash on hand. We incurred operating expenses in the amount of $4,031 in the quarter ended June 30, 2010. At nine months period ended June 30, 2010 we have $9,298 in operating expenses. These operating expenses were comprised of professional fees and office and general expenses. We incurred operating expenses in the amount of $3,270 in the fiscal quarter ended June 30, 2009 and $11,109 at nine months period ended June 30, 2009. Since inception we have incurred operating expenses of $26,630.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.  We have registered 4,000,000 of or our common stock for sale to the public.  Our registration statement became effective on June 11, 2010 and we are in the process of seeking equity financing to fund our operations over the next 12 months.

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If Private Secretary is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be very difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering described herein and failure thereof would result in Private Secretary having to seek capital from other resources such as debt financing, which may not even be available to the company. However, if such financing were available, because Private Secretary is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If Private Secretary cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in Private Secretary common stock would lose all of their investment.

Over the 12 month period after we have raised enough funds, we intend to start the design and production of its software.  Within 90 days, the Company intends to begin its recruit of software writers and developers.   Primarily Private Secretary should explore technical schools and colleges for young, eager students who are interested in putting their newly learned skills to work.   The Company also intends to advertise through the Internet and popular software sites as part of the recruitment process.

The Company also projects to begin development of the website.  This should become and extremely important tool both for the marketing and eventual distribution of the software. Initially, the website projects to be set up to begin promoting the software and outlining its benefits and the benefits of using VoIP over conventional phone lines.

Within 180 days after we have raised enough funds, the Company expects to prepare all legal contracts for execution between the software writers and the Company. Lawyers will be hired to work out the contractual details, primarily to help determine how the software developers will be compensated for their services. The contracts will also be drafted to protect both the software writers and Private Secretary from any competition and privacy violations.   It will be essential that the software developer is aware that their work is ultimately the property of Private Secretary and may not be reproduced for any other Company.  Once an agreement is signed, the first step for the developers will be to begin writing the software and produce a useable version that can be demonstrated on the Company’s website and also used in test applications with various companies.

270 days after we have raised enough funds, the Company expect to partner with computer sellers and software distribution companies to begin selling hard copies of the product.   This will require that the Company also begins contract negotiations with a printing house to print the point of sale product. Investigation into online software download sites will also be done as well as changing the website to allow for direct online purchase of the software. The lawyer’s services will be required yet again to ensure that all agreements set up between Private Secretary and the various distribution and printing houses meet expectations of all parties involved.

Once the software is written, printing of the hard copies is underway, and the important legal obligations have been met, Private Secretary will put extra focus into marketing and advertising of the new software.  A year after we have raised enough funds, the Company expects to begin heavily promoting the product.  It is important to showcase the software to the computer world, and to be present at all major trade shows in North America that promote internet solutions, such as VoIP, and the benefits it has to enhancing workplace efficiency.  The product should also be heavily market tested through existing companies. The feedback from this testing intends to provide useful information for product upgrades and developments, and testimonials expect also to be place on the Company’s website as well as on software download websites where the product is available for purchase.

Finally, once the product is in its final stages of development, the website intends to be further enhanced as a marketing tool and should provide additional advertising. The website address should also be printed on all hard copies of the software, so it could be used as an outlet for feedback from businesses.  This information should be collected and used in the further development of any additional software and upgrades.

We do not currently have any employees and management does not plan to hire employees at this time. We do not expect the purchase or sale of any significant equipment and has no current material commitments.

Off Balance Sheet Arrangement

The company is dependent upon the sale of its common shares to obtain the funding necessary to carry its business plan.  Our President, Maureen F. Cotton has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements.  Investors should be aware that Mrs. Cotton expression is neither a contract nor agreement between her and the company.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of June 30, 2010 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as June 30, 2010 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not affect the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can affect the Company's results and its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to  segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 2. Unregistered Sales of Equity Securities and  Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote Security Holders

        None

Item 5. Other Information

    None

Item 6. Exhibits

3.1           Articles of Incorporation [1]

3.2           By-Laws [1]

31.1         Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2           Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1           Section 1350 Certification of Chief Executive Officer

32.2           Section 1350 Certification of Chief Financial Officer **

[1] Incorporated by reference from the Company’s filing with the Commission on December 23, 2008.
*     Included in Exhibit 31.1
**    Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Private Secretary, Inc.

BY: /s/ Maureen F. Cotton
Maureen F. Cotton
President, Secretary Treasurer, Principal Executive Officer,
Principal Financial Officer and sole Director

Dated: July 26, 2010