Form 10-K
period 2010-09-30
PRIVATE SECRETARY, INC.
filed 2010-12-27
CIK 1451512

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30 - 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number:	333-156421

PRIVATE SECRETARY, INC.
(Exact name of registrant as specified in its charter)
Nevada	26-3062661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, NV 89703-4934
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code 775-284-3709

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes ☐ No ☒|
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |☒ No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☒ No ☐|
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity:  As of December 23, 2010, the Company had issued $6,395.17 of common shares and $10,000 of restricted shares.

TABLE OF CONTENTS

PART I

		Page Number
Item 1.	Business	3
Item 1A.	Risk Factors	5
Item 1B	Unresolved Staff Comments	5
Item 2	Properties	5
Item 3	Legal Proceedings	5
Item 4	Submission of Matters to a Vote of Security Holders	5

PART II

PART III

Item 10	Directors, Executive Officers and Corporate Governance	18
Item 11	Executive Compensation	19
Item 12	Security Ownership of Certain Beneficial Owners and Management	19
Item 13	Certain Relationships and Related Transactions and Director Independence	19
Item 14	Principal Accounting Fees and Services	19

PART IV

Item 15	Exhibits and Financial Statement Schedules	20

PART I

ITEM 1: BUSINESS

Overview

PRIVATE SECRETARY, INC. (“Private Secretary, “we”, “the Company”) was incorporated in the State of Nevada as a for-profit Company on July 22nd, 2008 and established a fiscal year end of September 30. We are a development-stage Company that plans to enter into the software market with a program that will allow for automatic call processing through VoIP technology. With its many benefits and advantages, the use of Voice over IP systems is becoming increasingly popular. The Company’s software will allow the user to monitor and deal with incoming calls, outgoing calls, and manage messages more efficiently. The software will also reduce costs and the need for additional personnel.

The Company will compete with other similar software on the market today, but aims to be more user friendly through its user programmable features and adaptability to any business large or small.

The Company has not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation.  We have no plans to change our business activities.

Our president and director has invested $10,000 in the Company. A total of 32 other investors have invested a further $6,395.17 in the Company through the purchase of common shares. At the present time, we have not made any arrangements to raise additional cash. We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely.

If we are unable to complete any phase of our business plan or marketing efforts because we don’t have enough money, we will cease our development and/or marketing activities until we raise money. Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional funds we will have to cease operations and investors will lose their entire investment.

Plan of Operation

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

If we are unable to complete any phase of our systems development or marketing efforts because we don’t have enough money, we will cease our development and or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our workbook development plan would be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.

The Company has raised $6,395.17 in cash to initiate its business plan through the sale of its common stock.  The amount raised from our stock offering is insufficient and we will need additional cash to continue to implement our business plan.  If we are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

If we are unable to complete any aspect of our development or marketing efforts because we don’t have enough money, we will cease our development and/or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.

Management does not plan to hire additional employees at this time. Our President will be responsible for the initial product sourcing. We intend to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum.  We will use third party web designers to build and maintain our website.

We do not expect to be purchasing or selling plant or significant equipment during the next twelve months.

Item 1A. Risk Factors

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. PROPERTIES

We do not own any real estate or other properties. The Company’s office is located at 112 North Curry Street, Carson City, Nevada, 89703.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

As of September 30, 2010 the Company had thirty-two (32) active shareholders of record.  The company has not paid cash dividends and has no outstanding options.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This interim report contains forward looking statements relating to our Company's future economic  performance,  plans and objectives of management for future operations, projections of revenue  mix  and  other financial items that are  based on the beliefs of, as well as assumptions made  by  and  information currently  known  to,  our  management.  The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements.  The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our September 30, 2010 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “September 30, 2010 Audited Financial Statements - Auditors Report.”

As of September 30, 2010, Private Secretary  had $158 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If Private Secretary is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in Private Secretary having to seek capital from other sources such as debt financing, which may not even be available to the company. However, if such financing were available, because Private Secretary is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If Private Secretary cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in Private Secretary common stock would lose all of their investment.

The development and marketing of our services will start over the next 12 months. Private Secretary does not anticipate obtaining any further products or services.

We did not generate any revenue during the fiscal year ended September 30, 2010.  As of the fiscal year ended September 30, 2010we had $158 of cash on hand in the bank. We incurred operating expenses in the amount of $16,435 in the fiscal year ended September 30, 2010. These operating expenses were comprised of professional fees and office and general expenses.   In the fiscal year ended September 30, 2009 we had $17,332 in operating expenses and since inception the amount was of $33,767.

Private Secretary has no current plans, preliminary or otherwise, to merge with any other entity.

Off Balance Sheet Arrangements.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $80,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $12,000 over this same period. The officer and director, Maureen Frances Cotton has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement.  Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRIVATE SECRETARY, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2010

Audited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Private Secretary, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Private Secretary, Inc. (A Development Stage Company) as of September 30, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended September 30, 2010 and 2009, and from inception on July 22, 2008 through September 30, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Private Secretary, Inc. (A Development Stage Company) as of September 30, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended September 30, 2010 and 2009, and from inception on July 22, 2008 through September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has had a loss from operations of $16,435, an accumulated deficit of $33,767, working capital deficit of $23,767 and has earned no revenues since inception, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
December 23, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

PRIVATE SECRETARY, INC.
(A Development Stage Company)

BALANCE SHEETS
Audited

	September 30, 2010	September 30, 2009

ASSETS

CURRENT ASSETS
Cash	$158	$668
TOTAL CURRENT ASSETS	$158	$668

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$16,818	$8,000
Loans from Related Party	7,107	-
TOTAL CURRENT LIABILITIES	$23,925	$8,000

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,320,000 at Sept. 30, 2010 (10,000,000 at Sept 30, 2009) common shares	$10,320	$10,000
Additional Paid in Capital	6,080	-
Subscription Receivable	(6,400)	-
Deficit accumulated during the development stage	(33,767)	(17,332)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(23,767)	$(7,332)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$158	$668

The accompanying notes are an integral part of these financial statements

PRIVATE SECRETARY, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
Audited

			Cumulative results
	Year	Year	from inception
	ended	ended	(July 22, 2008) to
	September 30, 2010	September 30, 2009	September 30, 2010
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$1,598	$3,307	4,905
Professional Fees	14,837	14,025	28,862
Total Expenses	$16,435	$17,332	33,767

Provision for Income Tax	$-	$-	-
NET LOSS, BEFORE INCOME TAX	$(16,435)	$(17,332)	(33,767)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	10,018,110	10,000,000

The accompanying notes are an integral part of these financial statements

PRIVATE SECRETARY, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (July 22, 2008) to September 30, 2010

Audited

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscriptions	development
	shares	Amount	Capital	Receivable	stage	Total
Balance at inception - July 22, 2008	-	-	-	-	-	-

Common stock issued for cash at $0.001
per share on July 22,2008	10,000,000	$ 10,000	$ -	$ (10,000)	$ -	$ -

Net loss for the period from inception
to September 30,2008					-	-

Balance, September 30, 2008	10,000,000	$ 10,000	$ -	$ (10,000)	$ -	$ -
Subscription Received on
November 5, 2008				10,000		10,000

Net loss for the year ended
September 30, 2009	-	-	-	-	(17,332)	(17,332)

Balance, September 30, 2009	10,000,000	$ 10,000	$ -	$ -	$ (17,332)	$ (7,332)
Common stock issued for Subscription Receivable
in Aug/Sept 2010 at $0.02 per share	320,000	320	6,080	(6,400)		-

Net loss for the year ended
September 30, 2010	-	-	-	-	(16,435)	(16,435)

Balance, September 30, 2010	10,320,000	$ 10,320	$ 6,080	$ (6,400)	$ (33,767)	$ (23,767)

The accompanying notes are an integral part of these financial statements

PRIVATE SECRETARY, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Audited

	Year	Year	July 22, 2008
	ended	ended	(date of inception) to
	September 30, 2010	September 30, 2009	September 30, 2010

OPERATING ACTIVITIES
Net loss	$(16,435)	$(17,332)	$(33,767)
Adjustment to reconcile net loss to net cash
used in operating activities
Expenses paid on company's behalf by related party	107	-	107
Increase (decrease) in accrued expenses	$8,818	$8,000	$16,818

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(7,510)	$(9,332)	$(16,842)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	10,000	10,000
Loan from related party	7,000	-	7,000
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$7,000	$10,000	$17,000

NET INCREASE ( DECREASE) IN CASH	$(510)	$668	$158

CASH, BEGINNING OF PERIOD	$668	$-	$-

CASH, END OF PERIOD	$158	$668	$158

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

PRIVATE SECRETARY, INC.
(A Development Stage Enterprise)
NOTES TO THE AUDITED FINANCIAL STATEMENTS

September 30, 2010

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on July 22, 2008 and established a fiscal  year end of September 30. We are a development-stage Company organized to enter into the software market with a program  that will allow for automatic call processing through VoIP technology.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements present the balance sheet, statements of operations, stockholders' equity (deficit) and cash flows  of the Company. These financial statements are presented in United States dollars and have been prepared in accordance  with accounting principles generally accepted in the United States.

Advertising
Advertising costs are expensed as incurred.  As of September 30, 2010 and 2009, no advertising costs have been incurred

Property
The Company does not own or rent any property.  The office space is provided by the president at no charge.

Use of Estimates and Assumptions
Preparation of the financial statements in conformity with accounting principles generally accepted in the United States  requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly,  actual results could differ from those estimates

Revenue and Cost Recognition
The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the  recognition of revenue or cost.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

Income Taxes
The Company follows the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized  for the future tax consequences attributable to differences between the financial statement carrying amounts of existing  assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or  substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected  to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management,  it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred  tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment  or substantive enactment.

PRIVATE SECRETARY, INC.
(A Development Stage Enterprise)
NOTES TO THE AUDITED FINANCIAL STATEMENTS

September 30, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued

Net Loss per Share
Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.  Because the Company does not have any potentially  dilutive securities, the accompanying presentation is only of basic loss per share.

Recent Accounting Pronouncements
The Company has evaluated all new accounting pronouncements and does not believe that any will have a material impact  on its financial statements.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of  business. Currently, the Company has a working capital deficit of $23,767, an accumulated deficit of $33,767 and net loss from operations since inception of $33,767.   The Company does not have a source of revenue sufficient to cover its  operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge  with an operating company.  There can be no assurance that the Company will be successful in either situation in order  to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit,  Transfer Agency and Edgarizing costs.

NOTE 4 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares  have been authorized or issued.

On July 22, 2008, a director of the Company purchased 10,000,000 shares of the common stock in the Company at $0.001 per share for $10,000.

In August and September 2010 the company issued 320,000 common shares @ $0.02 for subscriptions receivable of $6,400.

The Company has a total of 10,320,000 and 10,000,000 shares issued and outstanding at September 30, 2010 and 2009,  respectively.

PRIVATE SECRETARY, INC.
(A Development Stage Enterprise)
NOTES TO THE AUDITED FINANCIAL STATEMENTS

September 30, 2010

NOTE 5 –  RELATED PARTY TRANSACTIONS

The Company has received $7,107 as a loan from a related party at September 30, 2010, of which $107 was paid directly to suppliers of services. The Company received $0 from a related party at September 30, 2009.   The loan is payable on dem and and without interest.

NOTE 6 – INCOME TAXES

The Company has received $7,107 as a loan from a related party at September 30, 2010, of which $107 was paid directly to suppliers of services. The Company received $0 from a related party at September 30, 2009.   The loan is payable on dem and and without interest.

	September 30, 2010	September 30, 2009

Net operating loss carry forward	33,767	17,332
Effective Tax rate	35%	35%
Deferred Tax Assets	11,818	6,066

The net federal operating loss carry forward will expire between 2029 and 2030.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were  available to be issued and has determined that there are no events to disclose.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our auditors are SEALE and BEERS, CPAs PCAOB & CPAB REGISTERED AUDITORS operating from their offices in Las Vegas, NV.  There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

Item 9A (T). Controls and Procedures

Internal Control over Financial Reporting

Our Chief Executive Officer, who is also our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined under Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934. As of January 31, 2010 our CEO/CFO assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on that evaluation, our CEO/CFO concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s CEO/CFO considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's CEO/CFO in connection with his review of our financial statements as of September 30, 2010.

Our CEO/CFO believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company's financial results. However, our CEO/CFO believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, results in ineffective oversight of the establishment and monitoring of required internal controls and procedures.

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

Our CEO/CFO believes that the appointment of more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, our CEO/CFO believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, our CEO/CFO believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the Company. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the Company occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide its management report in the Annual Report.

Part 9B. Other Information

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors serve until their respective successors are elected and qualified. Maureen Frances Cotton has been elected by the Board of Directors to a term of one (1) year and serves until her successor is duly elected and qualified, or until she is removed from office. The Board of Directors has no nominating or compensation committees. The Company’s current Audit Committee consists solely of Maureen Frances Cotton, the Company’ sole officer and director.

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Maureen Frances Cotton	68	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

The person named above has held her offices/positions since inception of our Company and is expected to hold her offices/positions at least until the next annual meeting of our stockholders.

Business Experience

Maureen Frances Cotton was born in Toronto, Ontario on April 25th, 1942. Her childhood was spent in Milton, Ontario, raised on a dairy farm, in 1952 until her family moves to Etobicoke, Ontario, now part of the greater Toronto area.

Graduated of Royal York Collegiate in 1959 with a commercial diploma. During 1959 to 1962, she worked in Toronto at Phoenix of Hartford Insurance Co. as a secretary and switchboard operator/receptionist.

Her career choice changed in 1962 when she became a full time stay at home mother to three sons born in 1962, 1964, and 1968. While away from the outside work employment, she cared and nurtured her own family as well as caring for friends children, she worked part-time at a nursery school  from 1971-1975.

In the period of 1976 to 1993, she decided to go back into paid employment, in 1976 at the Mississauga Assoc. for the Mentally Retarded, where she was employed as an Executive Assistant to the Director of Preschool Services serving mentally challenged children 2yrs.-5yrs. In 1993 she chose to join her husband in early retirement, and they moved up north to fulfill their dream of living in the country, close to Georgian Bay at their cottage.

Mrs. Cotton has served as our sole executive officer and director since inception being July 22, 2008. For the 5 year period prior to Company inception Mrs. Cotton has been retired. Private Secretary is Mrs. Cotton’s only active business interest.

Conflicts of Interest

At the present time, the Company does not foresee any direct conflict between Mrs. Cotton’s other business interests and her involvement in Private Secretary.

Significant Employees

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

Family Relations

There are no family relationships among the Directors and Officers of Private Secretary, Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

ITEM 11.   EXECUTIVE COMPENSATION.

Our current executive officer and director has not and does not receive any compensation and has not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and  its executive officer and director. Our executive officer and director has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances.  At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Maureen Frances Cotton, P.O. Box 293 33 Card Avenue, Perkinsfield, Ontario, Canada, L0L 2J0	10,000,000	71.4%
	All Beneficial Owners as a Group (1 person)	10,000,000	71.4%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and director and there is no assurance that the services to be provided by her will be available for any specific length of time in the future.  Mrs. Cotton is devoting at a minimum of ten to fifteen percent of her available time to the Company’s affairs.  The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the fiscal year ended September 30, 2010 we expect to incur approximately $4,750 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements. For the fiscal year ended September 30, 2010, and review of the financial statements for the period ended June 30, 2010; we incurred approximately $6,500 in fees to our independent accountants.

During the fiscal year ended September 30, 2010, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS

3.1	Articles of Incorporation of Private Secretary, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on December 23, 2008

3.2	Bylaws of Private Secretary, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on December 23, 2008

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

*     Included in Exhibit 31.1
**    Included in Exhibit 32.1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Private Secretary, Inc.

BY:      /s/ Maureen Frances Cotton
Maureen Frances Cotton
President, Secretary Treasurer, Principal Executive Officer,
Principal Financial Officer and Director

Dated:  December 27, 2010