Form 10-Q
period 2010-12-31
PRIVATE SECRETARY, INC.
filed 2011-01-25
CIK 1451512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number:	333-156421

PRIVATE SECRETARY, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-3062661
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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
Large accelerated filer ☐	Accelerated filer ☐]
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes☒ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of January 10, 2011, the registrant had 10,320,000 shares of common stock, $0.001 par value, issued and outstanding.

PRIVATE SECRETARY, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

December 31, 2010

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

PRIVATE SECRETARY, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2010	September 30, 2010
		(Audited)

ASSETS

CURRENT ASSETS
Cash	$2,447	$158
Prepaid Expenses	625	-
TOTAL CURRENT ASSETS	$3,072	$158

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$14,656	$16,818
Loans from Related Party	12,397	7,107
TOTAL CURRENT LIABILITIES	$27,053	$23,925

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,320,000 at Dec 31, 2010 (10,320,000 at Sept 30, 2010) common shares	$10,320	$10,320
Additional Paid in Capital	6,080	6,080
Subscription Receivable	-	(6,400)
Deficit accumulated during the development stage	(40,381)	(33,767)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(23,981)	$(23,767)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$3,072	$158

The accompanying notes are an integral part of these financial statements

PRIVATE SECRETARY, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

				Cumulative results
	3 months		3 months	from inception
	ended		ended	(July 22, 2008) to
	December 31, 2010		December 31, 2009	December 31, 2010
REVENUE

Revenues	$-		$-	$-
Total Revenues	$-		$-	$-

EXPENSES

Office and general	$3,239		$83	$8,143
Professional Fees	3,375		1,500	32,238
NET LOSS, BEFORE INCOME TAX	$6,614		$1,583	$40,381

Provision for Income Tax	$-		$-	$-
NET LOSS		$(6,614)	$(1,583)	$(40,381)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-		$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	10,320,000		10,000,000

The accompanying notes are an integral part of these financial statements

PRIVATE SECRETARY, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (July 22, 2008) to December 31, 2010
(Unaudited)

					Deficit
					accumulated
	Common Stock		Additional	Share	during the
	Number of		Paid-in	Subscriptions	development
	shares	Amount	Capital	Receivable	stage	Total
Balance at inception - July 22, 2008	-	$-	$-	$-	$-	$-
Common stock issued for cash at $0.001
per share on July 22,2008	10,000,000	$10,000	$-	$(10,000)	$-	$-

Net loss for the period from inception to September 30, 2008

Balance, September 30, 2008	10,000,000	$10,000	$-	$(10,000)	$-	$-
Subscription Received in November, 2008				10,000		10,000

Net loss for the year ended
September 30, 2009	-	-	-	-	(17,332)	(17,332)

Balance, September 30, 2009	10,000,000	$10,000	$-	$-	$(17,332)	$(7,332)
Common stock issued for Subscription Receivable
in Aug/Sept 2010 at $0.02 per share	320,000	320	6,080	(6,400)		-
Net loss for the year ended
September 30, 2010	-	-	-	-	(16,435)	(16,435)

Balance, September 30, 2010	10,320,000	$10,320	$6,080	$(6,400)	$(33,767)	$(23,767)
Subscription Received in October 2010				6,400		6,400

Net loss for the period ended
December 31, 2010	-	-	-	-	(6,614)	(6,614)
Balance, December 31, 2010	10,320,000	$10,320	$6,080	$-	$(40,381)	$(23,981)

The accompanying notes are an integral part of these financial statements

PRIVATE SECRETARY, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	3 months	3 months	July 22, 2008
	ended	ended	(date of inception) to
	December 31, 2010	December 31, 2009	December 31, 2010
OPERATING ACTIVITIES
Net loss	$(6,614)	$(1,583)	$(40,381)
Adjustment to reconcile net loss to net cash
used in operating activities
Expenses paid on company's behalf
by related party	3,000	-	3,107
(Increase) decrease in prepaid expenses	(625)		(625)
Increase (decrease) in accounts payable	$(2,162)	$(2,000)	$14,656
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(6,401)	$(3,583)	$(23,243)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	16,400
Subscription Receivable	6,400	-	-
Loan from related party	2,290	7,075	9,290
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$8,690	$7,075	$25,690

NET INCREASE ( DECREASE) IN CASH	$2,289	$3,492	$2,447

CASH, BEGINNING OF PERIOD	$158	$669	$-

CASH, END OF PERIOD	$2,447	$4,161	$2,447

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	-	$-

Income taxes	$-	-	$-

The accompanying notes are an integral part of these financial statements

PRIVATE SECRETARY, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

December 31, 2010

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2010 audited financial statements.  The results of operations for the periods ended December 31, 2010 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $23,981, an accumulated deficit of $40,381 and net loss from operations since inception of $40,381. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

PRIVATE SECRETARY, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

December 31, 2010

NOTE 3 – LOAN PAYABLE – RELATED PARTY LOANS

The company has received $12,397 as a loan from a related party, $3,000 of which was a payment made directly by the related party to a supplier during the quarter ended December 31, 2010.  The loan is on demand and without interest.

NOTE 4 - SUBSEQUENT EVENTS

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

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended December 31, 2010 we had $3,072 of cash on hand. We incurred operating expenses in the amount of $6,614 in the quarter ended December 31, 2010.  We incurred operating expenses in the amount of $1,583 in the fiscal quarter ended December 31, 2009. Since inception we have incurred operating expenses of $40,381.

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

Capital Resources

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer  has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective. The Company’s principal executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

The material weaknesses in our disclosure control procedures are as follows:

1.           Lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2.            Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

•
 Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

•
 Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. (Removed and Reserved)

/
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

Dated: January 24, 2011