Form 10-Q
period 2011-03-31
PRIVATE SECRETARY, INC.
filed 2011-04-29
CIK 1451512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2011

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

such reports), and (2) has been subject to such filing requirements for the past 90 days.		Yes ☒| No ☐|
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☒| No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of April 19, 2011, the registrant had 10,320,000 shares of common stock, $0.001 par value, issued and outstanding.

PRIVATE SECRETARY, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

March 31, 2011

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

PRIVATE SECRETARY, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2011	September 30, 2010
		(Audited)

ASSETS

CURRENT ASSETS
Cash	$65	$158
Prepaid Expenses	438	-
TOTAL CURRENT ASSETS	$503	$158

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$15,885	$16,818
Loans from Related Party	$12,397	7,107
TOTAL CURRENT LIABILITIES	$28,282	$23,925

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,320,000 at March 31, 2011 (10,000,000 at Sept 30, 2010) common shares	$10,320	$10,320
Additional Paid in Capital	6,080	6,080
Subscription Receivable on 320, 000 common shares	-	(6,400)
Deficit accumulated during the development stage	(44,179)	(33,767)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(27,779)	$(23,767)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$503	$158

The accompanying notes are an integral part of these financial statements

PRIVATE SECRETARY, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative results
	Three months	Three months	6 months	6 months	from inception
	ended	ended	ended	ended	(July 22, 2008) to
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010	March 31, 2011
REVENUE

Revenues	$-	$-	$-	-	$-
Total Revenues	$-	$-	$-	-	$-

EXPENSES

Office and general	$360	$435	$3,599	517	$8,504
Professional Fees	3,438	3,250	6,813	4,750	35,675
Total Expenses	$3,798	$3,685	$10,412	5,267	$44,179

Provision for Income Tax	-	-	-	$-	$-
NET LOSS, BEFORE INCOME TAX	$(3,798)	$(3,685)	$(10,412)	$(5,267)	(44,179)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
	10,320,000	10,000,000	10,320,000	10,000,000

The accompanying notes are an integral part of these financial statements

PRIVATE SECRETARY, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(Unaudited)

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscriptions	development
	shares	Amount	Capital	Receivable	stage	Total
Balance at inception - July 22, 2008	-	-	-	-	-	-

Common stock issued for cash at $0.001 per share on July 22,2008	10,000,000	$10,0000	$-	$(10,000)	$-	-

Net loss for the period from inception to September 30,2008					-	-

Balance, September 30, 2008	10,000,000	$10,0000	$-	$(10,000)	$-	-

Subscription Received in November, 2008				10,000		10,000

Net loss for the year ended
September 30, 2009	-	-	-	-	(17,332)	(17,332)

Balance, September 30, 2009	10,000,000	$10,0000	$-	$-	$(17,332)	$(7,332))
Common stock issued for Subscription
Receivable in Aug/Sept 2010 at $0.02 per share	320,000	3200	6,080	(6,400)		-

Net loss for the year ended
September 30, 2010	-	-	-	-	(16,435)	(16,435)

Balance, September 30, 2010	10,320,000	$10,3200	$6,080	$(6,400)	$(33,767)	$(23,767)

Subscription Received in October 2010				6,400		6,400

Net loss for the period ended
March 31, 2011	-	-	-	-	(10,412)	(10,412)

Balance, March 31, 2011	10,320,000	$10,3200	$6,080	$-	$(44,179)	$(27,779)

The accompanying notes are an integral part of these financial statements

PRIVATE SECRETARY, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	6 months	6 months	July 22, 2008
	ended	ended	(date of inception) to
	March 31, 2011	March 31, 2010	March 31, 2011
OPERATING ACTIVITIES
Net loss	$(10,412)	$(5,267)	$(44,179)
Adjustment to reconcile net loss to net cash
used in operating activities
Expenses paid on company's behalf by related party	3,000	-	3,107
(Increase) decrease in prepaid expenses	(438)	-	(438)
Increase (decrease) in accrued expenses	$(933)	$1,250	$15,885

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(8,783)	$(4,017)	$(25,625)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	16,400
Subscription Receivable	6,400	-	-
Loan from related party	2,290	7,075	9,290
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$8,690	$7,075	$25,690

NET INCREASE ( DECREASE) IN CASH	$(93)	$3,058	$65

CASH, BEGINNING OF PERIOD	$158	$668	$-

CASH, END OF PERIOD	$65	$3,726	$65

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

PRIVATE SECRETARY, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2011

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2010 audited financial statements.  The results of operations for the periods ended March 31, 2011 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $27,779, an accumulated deficit of $44,179 and net loss from operations since inception of $44,179. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

March 31, 2011

NOTE 3 – LOAN PAYABLE – RELATED PARTY LOANS

The company has received $12,397 as a loan from a related party as of March 31, 2011.  The loan is due on demand and without interest.

NOTE 4 – PREPAID EXPENSES

The Company has Prepaid Legal Expenses in the amount of $438 at March 31, 2011 as compared to $0 at September 30, 2010.  These expenses are being expensed equally over 12 months.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no further events to disclose.

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

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended March 31, 2011 we had $65 of cash on hand. We incurred operating expenses in the amount of $3,798 in the quarter ended March 31, 2011.  We incurred operating expenses in the amount of $3,685 in the fiscal quarter ended March 31, 2010. Since inception we have incurred operating expenses of $44,179.

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

32.1           Section 1350 Certification of Chief ExecutiveOfficer **

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

Dated: April 29, 2011