Form 10-Q
period 2011-06-30
PRIVATE SECRETARY, INC.
filed 2011-08-12
CIK 1451512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-156421

PRIVATE SECRETARY, INC.
(Exact name of registrant as specified in its charter)

Nevada			26-3062661
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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

Yes |X| No |_|
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
Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 03, 2011, the registrant had 247,999,950 shares of common stock, $0.001 par value, issued and outstanding.

PRIVATE SECRETARY, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

June 30, 2011

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

PRIVATE SECRETARY, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
Unaudited

	June 30, 2011	September 30, 2010
		(Audited)

ASSETS

CURRENT ASSETS
Cash	$5,036	$158
Prepaid Expenses	250	-
TOTAL CURRENT ASSETS	$5,286	$158

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$23,885	$16,818
Loans from Related Party	17,397	7,107
TOTAL CURRENT LIABILITIES	$41,282	$23,925

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
350,000,000 shares of common stock $0.001 par value,
Issued and outstanding
247,999,950 at June 30, 2011 (1,548,000,000 at Sept 30, 2010) common shares	$248,000	$1,548,000
Additional Paid in Capital	(231,600)	(1,531,600)
Subscription Receivable	-	(6,400)
Deficit accumulated during the development stage	(52,396)	(33,767)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(35,996)	$(23,767)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$5,286	$158

The accompanying notes are an integral part of these financial statements

PRIVATE SECRETARY, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

					Cumulative results
	Three months	Three months	9 months	9 months	from inception
	ended	ended	ended	ended	(July 22, 2008) to
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
REVENUE

Revenues	$-	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-	$-

EXPENSES

Office and general	$30	$781	$3,629	$1,298	$8,534
Professional Fees	8,188	3,250	15,000	8,000	43,862
Total Expenses	$8,218	$4,031	$18,629	$9,298	$52,396

Provision for Income Tax	$-	-	$-	$-	$-
NET LOSS, BEFORE INCOME TAX	$(8,218)	$(4,031)	$(18,629)	$(9,298)	$(52,396)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	1,447,999,996	1,500,000,000	1,514,666,665	1,500,000,000

The accompanying notes are an integral part of these financial statements

PRIVATE SECRETARY, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (July 22, 2008) to June 30, 2011
Unaudited
					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscriptions	development
	shares	Amount	Capital	Receivable	stage	Total
Balance at inception - July 22, 2008	-	-	-	-	-	-

Common stock issued for cash at $0.000006667 per share on July 22, 2008	1,500,000,000	1,500,000	(1,490,000)	(10,000)

Net loss for the period from inception to September 30,2008					-	-
Balance, September 30, 2008	1,500,000,000	$ 1,500,000	$ (1,490,000)	$ (10,000)	$ -	$ -
Subscription Received in November, 2008			-	10,000		10,000

Net loss for the year ended
September 30, 2009	-	-	-	-	(17,332)	(17,332)
Balance, September 30, 2009	1,500,000,000	$ 1,500,000	$ (1,490,000)	$ -	$ (17,332)	$ (7,332)
Common stock issued for Subscription receivable in
Aug/Sept 2010 at $0.0001333 per share	48,000,000	48,000	(41,600)	(6,400)		-

Net loss for the year ended
September 30, 2010	-	-	-	-	(16,435)	(16,435)
Balance, September 30, 2010	1,548,000,000	$ 1,548,000	$ (1,531,600)	$ (6,400)	$ (33,767)	$ (23,767)
Subscription Received in October 2010			-	6,400		6,400

Common Stock Redeemed – June 24, 2011	(1,300,000,050)	(1,300,000)	1,300,000			-

Net loss for the period ended
June 30, 2011	-	-	-	-	(18,629)	(18,629)
Balance, June 30, 2011	247,999,950	$ 248,000	$ (231,600)	$ -	$ (52,396)	$ (35,996)

All shares have been restated to reflect the 150:1 forward split in June 2011

The accompanying notes are an integral part of these financial statements

PRIVATE SECRETARY, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	9 months	9 months	July 22, 2008
	ended	ended	(date of inception) to
	June 30, 2011	June 30, 2010	June 30, 2011

OPERATING ACTIVITIES
Net loss	$(18,629)	$(9,298)	$(52,396)
Adjustment to reconcile net loss to net cash
used in operating activities
Expenses paid on company's behalf by related party	3,000	3,531	3,107
(Increase) decrease in prepaid expenses	(250)	-	(250)
Increase (decrease) in accrued expenses	$7,067	$-	$23,885
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(8,812)	$(5,767)	$(25,654)
FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	16,400
Subscription Received	6,400	-	-
Loan from related party	7,290	7,075	14,290
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$13,690	$7,075	$30,690
NET INCREASE ( DECREASE) IN CASH	$4,878	$1,308	$5,036

CASH, END OF PERIOD	$5,036	$1,976	$5,036

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

PRIVATE SECRETARY, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2011

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2010 audited financial statements.  The results of operations for the periods ended June 30, 2011 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $35,996, an accumulated deficit of $52,396 and net loss from operations since inception of $52,396. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

PRIVATE SECRETARY, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2011

NOTE 3 - CAPITAL STOCK

On June 24, 2011 the Company simultaneously increased the authorized common shares from 75,000,000 to 350,000,000, approved a 150:1 forward split, and redeemed 1,300,000,050 common shares of the President.  These financial statements have been retroactively stated to include these changes.

NOTE 4 - LOAN PAYABLE - RELATED PARTY LOANS

The Company has received $17,397 and $7,107 in cash loans and expenses paid on behalf of the Company from a related party at June 30, 2011 and September 30, 2010, respectively.  The loans are payable on demand and without interest.

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

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended June 30, 2011 we had $5,036 of cash on hand as compared to $158 at September 30, 2010. We incurred operating expenses in the amount of $8,218 in the quarter ended June 30, 2011.  We incurred operating expenses in the amount of $4,031 in the fiscal quarter ended June 30, 2010. Since inception we have incurred operating expenses of $52,396.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.  We had registered 4,000,000 of our pre-split common stock for sale to the public.  Our registration statement became effective on June 11, 2010 and we are in the process of seeking equity financing to fund our operations over the next 12 months.

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

Over the 12 month period after we have raised enough funds, we intend to start the design and production of the Company’s software.  Within 90 days, the Company intends to begin its recruit of

software writers and developers.   Primarily Private Secretary should explore technical schools and colleges for young, eager students who are interested in putting their newly learned skills to work.   The Company also intends to advertise through the Internet and popular software sites as part of the recruitment process.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None

Item 4. (Removed and Reserved)

Item 5. Other Information

    None

Item 6. Exhibits

3.1

Articles of Incorporation [1]

3.2

By-Laws [1]

10.1.LAB***

10.1.PRE***   XBRL Taxonomy Extension Presentation Linkbase

10.1.INS***    XBRL Instance Document

10.1.SCH***   XBRL Taxonomy Extension Schema

10.1.CAL***   XBRL Taxonomy Extension Calculation Linkbase

10.1.DEF***   XBRL Taxonomy Extension Definition Linkbase

31.1

Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2

Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1

Section 1350 Certification of Chief Executive Officer

32.2

Section 1350 Certification of Chief Financial Officer **

[1]     Incorporated by reference from the Company’s filing with the Commission on December 23, 2008.

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

***Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Private Secretary, Inc.

BY:      /s/ Maureen F. Cotton

 ----------------------

Maureen F. Cotton

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer

Dated: August 11, 2011