Form 10-K
period 2011-09-30
PRIVATE SECRETARY, INC.
filed 2011-12-22
CIK 1451512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	September 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	000-54258

PRIVATE SECRETARY, INC.
(Exact name of registrant as specified in its charter)
Nevada		26-3062661
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, NV 89703-4934
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code)		775.284.3709

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files.

Yes |X| No |_| (Not required by smaller reporting companies)

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
Yes |X| No |_|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity:  As of December 13, 2011, the registrant had 247,999,950 shares of common stock, $0.001 par value, issued and outstanding.

TABLE OF CONTENTS

      Page

                              Number

PART I

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	23

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

Our president and director has invested $10,000 in the Company. A total of 32 other investors have invested a further $6,400 in the Company through the purchase of common shares. At the present time, we have not made any arrangements to raise additional cash. We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely.

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

The Company also projects to begin development of the website.  This should become an extremely important tool both for the marketing and eventual distribution of the software. Initially, the website projects to be set up to begin promoting the software and outlining its benefits and the benefits of using VoIP over conventional phone lines.

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

Once the software is written, printing of the hard copies is underway, and the important legal obligations have been met, Private Secretary will put extra focus into marketing and advertising of the new software.  A year after we have raised enough funds, the Company expects to begin heavily promoting the product.  It is important to showcase the software to the computer world, and to be present at all major trade shows in North America that promote internet solutions, such as VoIP, and the benefits it has to enhancing workplace efficiency.  The product should also be heavily market tested through existing companies. The feedback from this testing intends to provide useful information for product upgrades and developments, and testimonials expect also to be placed on the Company’s website as well as on software download websites where the product is available for purchase.

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

If we are unable to complete any phase of our system’s development or marketing efforts because we don’t have enough money, we will cease our development and or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our workbook development plan would be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.

The Company has raised $6,400 in cash to initiate its business plan through the sale of its common stock.  The amount raised from our stock offering is insufficient and we will need additional cash to continue to implement our business plan.  If we are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

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

ITEM 4.  (REMOVE AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

As of September 30, 2011 the Company had thirty-two (32) active shareholders of record.  The company has not paid cash dividends and has no outstanding options.

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

This annual report contains forward looking statements relating to our Company's future economic  performance,  plans and objectives of management for future operations, projections of revenue  mix  and  other financial items that are  based on the beliefs of, as well as assumptions made  by  and  information currently  known  to,  our  management.  The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements.  The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our September 30, 2011 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “September 30, 2011 Audited Financial Statements - Auditors Report.”

As of September 30, 2011, Private Secretary had $98 in current assets compared to $158 in current assets on September 30, 2010. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

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

We did not generate any revenue during the fiscal year ended September 30, 2011.  As of the fiscal year ended September 30, 2011 we had $98 in current assets compared to $158 in current assets on September 30, 2010. We incurred operating expenses in the amount of $28,985 in the fiscal year ended September 30, 2011 compared to $16,435 on September 30, 2010. These operating expenses were comprised of professional fees and office and general expenses.   Since inception we have incurred operating expenses of $62,752.

Private Secretary has no current plans, preliminary or otherwise, to merge with any other entity.

Off Balance Sheet Arrangements.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $80,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $6,000 over this same period. The officer and director, Maureen Frances Cotton has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement.  Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

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

September 30, 2011

Audited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Private Secretary, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Private Secretary, Inc. (A Development Stage Company) as of September 30, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended September 30, 2011 and 2010, and from inception on July 22, 2008 through September 30, 2011. Private Secretary, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Private Secretary, Inc. (A Development Stage Company) as of September 30, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended September 30, 2011 and 2020, and from inception on July 22, 2008 through September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at September 30, 2011, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPA

Seale and Beers, CPAs

Las Vegas, Nevada

December 15, 2011

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

PRIVATE SECRETARY, INC.
(A Development Stage Company)

BALANCE SHEETS
Audited

	September 30, 2011	September 30, 2010

ASSETS

CURRENT ASSETS
Cash	$35	$158
Prepaid Expenses	63	-
TOTAL CURRENT ASSETS	$98	$158

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$25,303	$16,818
Loans from Related Party	21,147	7,107
TOTAL CURRENT LIABILITIES	$46,450	$23,925

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
350,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
247,999,950 at September 30, 2011 (1,548,000,000 at Sept 30, 2010) common shares	$248,000	$1,548,000
Additional Paid in Capital	(231,600)	(1,531,600)
Subscription Receivable	-	(6,400)
Deficit accumulated during the development stage	(62,752)	(33,767)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(46,352)	$(23,767)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$98	$158

The accompanying notes are an integral part of these financial statements

PRIVATE SECRETARY, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
Audited

			Cumulative results
	Year	Year	from inception
	ended	ended	(July 22, 2008) to
	September 30, 2011	September 30, 2010	September 30, 2011
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$7,497	$1,598	$12,402
Professional Fees	21,488	14,837	50,350
Total Expenses	$28,985	$16,435	$62,752

Provision for Income Tax	$-	$-	$-
NET LOSS, BEFORE INCOME TAX	$(28,985)	$(16,435)	$(62,752)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	1,195,397,247	1,502,716,438

The accompanying notes are an integral part of these financial statements

PRIVATE SECRETARY, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (July 22, 2008) to September 30, 2011
Audited
Deficit
Common Stock	accumulated
Additional	Share	during the
Number of	Paid-in	Subscriptions	development
shares	Amount	Capital	Receivable	stage	Total
Balance at inception - July 22, 2008	-	-	-	-	-	-

Common stock issued for cash at $0.00000666
per share on July 22,2008	1,500,000,000	1,500,000	(1,490,000)	(10,000)	-	-

Net loss for the period from inception
to September 30,2008	-	-
Balance, September 30, 2008	1,500,000,000	$ 1,500,000	$ (1,490,000)	$ (10,000)	$ -	$ -

Subscription Received in November, 2008	-	10,000	10,000

Net loss for the year ended
September 30, 2009	-	-	-	-	(17,332)	(17,332)
Balance, September 30, 2009	1,500,000,000	$ 1,500,000	$ (1,490,000)	$ -	$ (17,332)	$ (7,332)
Common stock issued for Subscription
Receivable in Aug/Sept 2010 at $0.0001333 per share	48,000,000	48,000	(41,600)	(6,400)	-

Net loss for the year ended
September 30, 2010	-	-	-	-	(16,435)	(16,435)
Balance, September 30, 2010	1,548,000,000	$ 1,548,000	$ (1,531,600)	$ (6,400)	$ (33,767)	$ (23,767)

Subscription Received in October 2010	-	6,400	6,400

Common Stock Redeemed - June 24, 2011	(1,300,000,050)	(1,300,000)	1,300,000	-

Net loss for the year ended
September 30, 2011	-	-	-	-	(28,985)	(28,985)
Balance, September 30, 2011	247,999,950	$ 248,000	$ (231,600)	$ -	$ (62,752)	$ (46,352)

All shares have been restated to reflect the 150:1 forward split in June 2011

The accompanying notes are an integral part of these financial statements

12
PRIVATE SECRETARY, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Audited

Year	Year	July 22, 2008
ended	ended	(date of inception) to
September 30, 2011	September 30, 2010	September 30, 2011

OPERATING ACTIVITIES
Net loss	$(28,985)	$(16,435)	$(62,752)
Adjustment to reconcile net loss to net cash
used in operating activities
Expenses paid on company's behalf by related party	6,750	107	6,857
(Increase) decrease in prepaid expenses	(63)	-	(63)
Increase (decrease) in accrued expenses	8,485	8,818	25,303

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
$(13,813)	$(7,510)	$(30,655)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	6,400	16,400
Subscription Receivable	6,400	(6,400)	-
Loan from related party	7,290	7,000	14,290
NET CASH PROVIDED BY FINANCING ACTIVITIES
$13,690	$7,000	$30,690

NET INCREASE (DECREASE) IN CASH	$(123)	$(510)	$35

CASH, BEGINNING OF PERIOD	$158	$668	$-

CASH, END OF PERIOD	$35	$158	$35

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

PRIVATE SECRETARY, INC.

(A Development Stage Enterprise)

NOTES TO THE  FINANCIAL STATEMENTS

September 30, 2011

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

Advertising

Advertising costs are expensed as incurred.  As of September 30, 2011 and 2010, no advertising costs have been incurred.

Property

The Company does not own or rent any property.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

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

PRIVATE SECRETARY, INC.

(A Development Stage Enterprise)

NOTES TO THE  FINANCIAL STATEMENTS

September 30, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $46,352, an accumulated deficit of $62,752 and net loss from operations since inception of $62,752.   The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

NOTE 4 – CAPITAL STOCK

The Company’s capitalization is 350,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

On July 22, 2008, a director of the Company purchased 1,500,000,000 shares of the common stock in the Company at $0.00000666 per share for $10,000.

PRIVATE SECRETARY, INC.

(A Development Stage Enterprise)

NOTES TO THE  FINANCIAL STATEMENTS

September 30, 2011

NOTE 4 – CAPITAL STOCK (continued)

In August and September 2010 the company issued 48,000,000 common shares at $0.0001333 for subscriptions receivable of $6,400.

On June 24, 2011 the company simultaneously increased the authorized common shares from 75,000,000 to 350,000,000, approved a 150:1 forward split, and redeemed 1,300,000,050 common shares of the President. These financial statements have been retroactively restated to include these changes.

NOTE 5 –  RELATED PARTY TRANSACTIONS

The Company has received $21,147 and $7,107 in loans from related parties at September 30, 2011 and 2010, respectively, of which $6,857 was paid directly to suppliers of services. The loan is payable on demand and without interest.

NOTE 6 – INCOME TAXES

The Company provides for income taxes under ASC Topic 740 which requires the use of an asset and liability approach in accounting for income taxes. We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Accounting for Uncertainty in Income Taxes when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.

We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of September 30, 2011 and September 30, 2010 are as follows:

	September 30, 2011	September 30, 2010

Net operating loss carry forward	62,752	33,767
Effective Tax rate	35%	35%
Deferred Tax Assets	21,963	11,818
Less: Valuation Allowance	(21,963)	(11,818)
Net deferred tax asset	$ 0	$ 0

The net federal operating loss carry forward will expire between 2029 and 2030.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

 PRIVATE SECRETARY, INC.

(A Development Stage Enterprise)

NOTES TO THE  FINANCIAL STATEMENTS

September 30, 2011

NOTE 7 – PREPAID EXPENSES

The Company had a prepaid expense of $63 as at September 30, 2011 ($0 as at September 30, 2010) in respect to a legal fee retainer. The prepaid expense is expected to be used within a 12-month period.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no events to disclose.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our auditors are SEALE and BEERS, CPAs PCAOB & CPAB REGISTERED AUDITORS, operating from their offices in Las Vegas, NV.  There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

ITEM 9A. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that Evaluation she concluded that the Registrant’s disclosure controls and procedures are ineffective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s  principal executive and principal financial officer has concluded that as of the end of the period covered by this Annual Report on Form 10K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures which are identified below.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.”

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition , use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

As of September 30, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting is not effective as of September 30, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on that evaluation, we concluded that, as of September 30, 2011, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of September 30, 2011 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

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

Management believes that the appointment of more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn-over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal controls over financial reporting that occurred during the period ended September 30, 2011 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

ITEM 9B. OTHER INFORMATION

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

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Maureen Frances Cotton	69	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

The person named above has held her offices/positions since inception of our Company and is expected to hold her offices/positions at least until the next annual meeting of our stockholders.

Business Experience

Maureen Frances Cotton was born in Toronto, Ontario on April 25th, 1942. Her childhood was spent in Milton, Ontario, on a dairy farm, until 1952 when her family moved to Etobicoke, Ontario, which is now part of the greater Toronto area.

She graduated from Royal York Collegiate Institute in 1959 with a commercial diploma. During 1959 to 1962, she worked in Toronto at Phoenix of Hartford Insurance Co. as a secretary and switchboard operator/receptionist.

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

Mrs. Cotton has served as our sole executive officer and director since inception being July 22, 2008. For the 5-year period prior to the Company’s inception, Mrs. Cotton had been retired.

Conflicts of Interest

At the present time, the Company does not foresee any direct conflict between Mrs. Cotton’s other business interests and her involvement in Private Secretary.

Significant Employees

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements.

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

There are no current employment agreements between the Company and its executive officer and director. Our executive officer and director has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensation to any future directors for their participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and cash balances.  At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Maureen Frances Cotton P.O. Box 293 33 Card Avenue, Perkinsfield, Ontario, Canada, L0L 2J0	10,000,000	71.4%
	All Beneficial Owners as a Group (1 person)	10,000,000	71.4%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and director and there is no assurance that the services to be provided by her will be available for any specific length of time in the future.  Mrs. Cotton anticipates devoting a minimum of ten to fifteen percent of her available time to the Company’s affairs.  The amounts of compensation and other terms of any full time employment arrangements would be determined if and when such arrangements become necessary.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the fiscal year ended September 30, 2011 we have incurred approximately $3,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements as compared to $4750 during the fiscal year ended September 30, 2010.

During the fiscal years ended September 30, 2011 and 2010 respectively, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS

3.1	Articles of Incorporation of Private Secretary, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on December 23, 2008)

3.2	Bylaws of Private Secretary, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on December 23, 2008)

10.1 LAB	XBRL Taxonomy Extension Label Linkbase*

10.1 PRE	XBRL Taxonomy Extension Presentation Linkbase*

10.1 INS	XBRL Instance Document*

10.1 SCH	XBRL Taxonomy Extension Schema*

10.1 CAL	XBRL Taxonomy Extension Calculation Linkbase*

10.1 DEF	XBRL Taxonomy Extension Definition Linkbase*

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer **

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer ***

*

Includes the following materials contained in this Annual Report on Form 10-K for the year ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (v) Notes.

**     Included in Exhibit 31.1

***    Included in Exhibit 32.1

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Private Secretary, Inc.

BY:      /s/ Maureen Frances Cotton

 ----------------------

Maureen Frances Cotton

President, Secretary, Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

Dated:  December 22, 2011