Form 10-Q
period 2011-12-31
PRIVATE SECRETARY, INC.
filed 2012-02-09
CIK 1451512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	December 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-156421

PRIVATE SECRETARY, INC.
(Exact name of registrant as specified in its charter)

Nevada			26-3062661
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 06, 2012, the registrant had 247,999,950 shares of common stock, $0.001 par value, issued and outstanding.

PRIVATE SECRETARY, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

December 31, 2011

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

PRIVATE SECRETARY, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
Unaudited

	December 31, 2011	September 30, 2011

ASSETS

CURRENT ASSETS
Cash	$35	$35
Prepaid Expenses	-	63
TOTAL CURRENT ASSETS	$35	$98

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$26,439	$25,303
Loans from Related Party	24,646	21,147
TOTAL CURRENT LIABILITIES	$51,085	$46,450

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
350,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
247,999,950 common shares at December 31, 2011and at Sept 30, 2011	$248,000	$248,000
Additional Paid in Capital	(231,600)	(231,600)
Subscription Receivable	-	-
Deficit accumulated during the development stage	(67,450)	(62,752)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(51,050)	$(46,352)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$35	$98

The accompanying notes are an integral part of these financial statements

PRIVATE SECRETARY, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

			Cumulative results
	3 months	3 months	from inception
	ended	ended	(July 22, 2008) to
	December 31, 2011	December 31, 2010	December 31, 2011
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$606	$3,239	$13,008
Professional Fees	4,092	3,375	54,442
Total Expenses	$4,698	$6,614	$67,450

Provision for Income Tax	$-	$-	$-
NET LOSS AFTER INCOME TAX	$(4,698)	$(6,614)	$(67,450)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	247,999,950	1,548,000,000

The accompanying notes are an integral part of these financial statements

PRIVATE SECRETARY, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (July 22, 2008) to December 31, 2011
Unaudited
					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscriptions	development
	shares	Amount	Capital	Receivable	stage	Total
Balance at inception - July 22, 2008	-	-	-	-	-	-

Common stock issued for cash at $0.00000666
per share on July 22,2008	1,500,000,000	1,500,000	(1,490,000)	(10,000)	-	-

Net loss for the period from inception
to September 30,2008					-	-
Balance, September 30, 2008	1,500,000,000	$ 1,500,000	$ (1,490,000)	$ (10,000)	$ -	$ -
Subscription Received in November, 2008			-	10,000		10,000

Net loss for the year ended
September 30, 2009	-	-	-	-	(17,332)	(17,332)
Balance, September 30, 2009	1,500,000,000	$ 1,500,000	$ (1,490,000)	$ -	$ (17,332)	$ (7,332)
Common stock issued for Subscription
Receivable in Aug/Sept 2010 at $0.0001333 per share	48,000,000	48,000	(41,600)	(6,400)		-

Net loss for the year ended
September 30, 2010	-	-	-	-	(16,435)	(16,435)
Balance, September 30, 2010	1,548,000,000	$ 1,548,000	$ (1,531,600)	$ (6,400)	$ (33,767)	$ (23,767)

Subscription Received in October 2010			-	6,400		6,400

Common Stock Redeemed - June 24, 2011	(1,300,000,050)	(1,300,000)	1,300,000			-

Net loss for the year ended
September 30, 2011	-	-	-	-	(28,985)	(28,985)
Balance, September 30, 2011	247,999,950	$ 248,000	$ (231,600)	$ -	$ (62,752)	$ (46,352)
Net loss for the period ended
December 31, 2011	-	-	-	-	(4,698)	(4,698)
Balance, December 31, 2011	247,999,950	$ 248,000	$ (231,600)	$ -	$ (67,450)	$ (51,050)

All shares have been restated to reflect the 150:1 forward split in June 2011

The accompanying notes are an integral part of these financial statements

PRIVATE SECRETARY, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	3 months	3 months	July 22, 2008
	ended	ended	(date of inception) to
	December 31, 2011	December 31, 2010	December 31, 2011

OPERATING ACTIVITIES
Net loss	$(4,698)	$(6,614)	$(67,450)
Adjustment to reconcile net loss to net cash
used in operating activities
Expenses paid on company's behalf by related party	3,500	3,000	10,356
(Increase) decrease in prepaid expenses	62	(625)	-
Increase (decrease) in accrued expenses	1,136	(2,163)	26,439

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$-	$(6,402)	$(30,655)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-		16,400
Subscription Receivable	-	6,400	-
Loan from related party	-	2,290	14,290
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$-	$8,690	$30,690

NET INCREASE (DECREASE) IN CASH	$-	$2,288	$35
CASH, BEGINNING OF PERIOD	$35	$158	$-

CASH, END OF PERIOD	$35	$2,446	$35

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

PRIVATE SECRETARY, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

December 31, 2011

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2011 audited financial statements.  The results of operations for the periods ended December 31, 2011 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $51,050, an accumulated deficit of $67,450 and net loss from operations since inception of $67,450. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

December 31, 2011

NOTE 4 - LOAN PAYABLE - RELATED PARTY LOANS

The Company has received $24,646 and $21,147 in cash loans and expenses paid on behalf of the Company from a related party at December 31, 2011 and September 30, 2011, respectively.  The loans are payable on demand and without interest.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and has determined that there are no further events to disclose.

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

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended December 31, 2011 we had $35 of cash on hand and the same amount of cash at September 30, 2011, along with Prepaid Expenses in the amount of $63. We incurred operating expenses in the amount of $4,698 in the quarter ended December 31, 2011.  We incurred operating expenses in the amount of $6,614 in the fiscal quarter ended December 31, 2010. Since inception we have incurred operating expenses of $67,450.

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

XBRL Taxonomy Extension Label Linkbase

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

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

***

Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Private Secretary, Inc.

BY:      /s/ Maureen F. Cotton

 ----------------------

Maureen F. Cotton

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer

Dated: February 06, 2012