Form 10-Q
period 2012-03-31
Terra Tech Corp.
filed 2012-05-21
CIK 1451512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 000-54258

TERRA TECH CORP.
(Exact name of registrant as specified in its charter)

Nevada	26-3062661
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

18101 Von Karman, Third Floor
Irvine, California 92612
 (Address of principal executive offices, zip code)

(855) 447-6967
 (Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes☒   No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes☐   No☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):    Yes☐    No☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes☐   No☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 18, 2012, there were 81,998,520 shares of common stock, $0.001 par value per share, outstanding; 100 shares of Series A Preferred Stock, $0.001 par value per share, outstanding; and 14,750,000 shares of Series B Preferred Stock, $0.001 par value per share, outstanding.

TERRA TECH CORP.
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2012

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Terra Tech Corp., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of housing prices, the possibility that we will not receive sufficient customers to grow our business, the Company’s need for and ability to obtain additional financing, the exercise of control Amy Almsteier, an officer and director of the Company, holds of the Company’s voting securities, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM   1.  CONSOLIDATED FINANCIAL STATEMENTS.

TERRA TECH CORP.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
Assets
Current Assets:
Cash	$14,873	$10,217
Accounts receivable, net	126,456	34,191
Inventories, net	363,228	417,115
Current portion of notes receivable, net of allowance	9,424	38,656
Prepaid inventory	13,461	3,938
Total Current Assets	527,442	504,117
Property and equipment, net	51,286	55,541
Deposits	5,000	5,000
Total Assets	$583,728	$564,658

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$576,328	$420,636
Note payable	250,000	250,000
Loans from Related Party	175,000	150,000
Due to officers	-	118,792
Total Current Liabilities	1,001,328	939,428

Commitment and Contingencies	-	-

Stockholders’ Equity
Preferred stock, Convertible Series A, Par value $0.001; authorized and issued 100 shares and -0- as of March 31, 2012 and December 31, 2011, respectively;	-	-
Preferred stock, Convertible Series B, Par value $0.001; authorized 24,999,900 shares; issued and outstanding 14,750,000 and -0- shares as of March 31, 2012 and December 31, 2011, respectively	14,750	-
Common stock, Par value $0.001; authorized 350,000,000 shares; issued and outstanding 81,998,520 and 48,000,000 shares as of March 31, 2012 and December 31, 2011, respectively	81,999	48,000
Additional paid-in capital	20,837,044	4,275,300
Accumulated Deficit	(21,351,393)	(4,698,070)
Total Stockholders’ Equity	(417,600)	(374,770)

Total Liabilities and Stockholders’ Equity	$583,728	$564,658

The accompanying notes are an integral part of the condensed consolidated financial statements.

TERRA TECH CORP.
CONDENSED STATEMENTS OF OPERATIONS

	3 Months	3 Months
	Ended	Ended
	March 31, 2012	March 31, 2011

Total Revenues	$218,905	$-
Cost of Goods Sold	136,430	-
	82,475	-
Selling, general and administrative expenses	16,718,953	3,798
Loss from operations	(16,636,478)	(3,798)

Other Income (Expenses)
Interest Expense	(15,967)	-
Total Other Income (Expense)	(15,967)	-
Loss before Provision of Income Taxes	(16,652,445)	(3,798)
Provision for income taxes	878	-
Net Loss applicable to common shareholders	$(16,653,323)	$(3,798)

Net Loss per Common Share Basic and Diluted	$(0.24)	$-

Weighted Average Number of Common Shares Outstanding -
Basic and Diluted	69,695,760	10,320,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

TERRA TECH CORP.
CONDENSED STATEMENT OF CASH FLOWS

	3 Months	3 Months
	Ended	Ended
	March 31,2012	March 31,2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(16,653,323)	$(3,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,255	-
Change in notes receivable reserve	20,000
Warrants issued with common stock	15,000
Preferred stock issued for compensation	16,277,200

Changes in operating assets and liabilities:
Accounts receivable	(92,265)	-
Inventory	53,887	-
Prepaid inventory	(9,523)	187
Notes receivable	9,232	-
Accounts payable	305,693	1,229
Due to officers	(500)	-
Net cash used in operations	(70,344)	(2,382)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable to related parties	30,000	-
Payments on notes payable to related parties	(5,000)	-
Proceeds from issuance of common stock and warrants	50,000	-
Net cash provided by financing activities	75,000	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,656	(2,382)
CASH AND CASH EQUIVALENTS, beginning of period	10,217	2,447
CASH AND CASH EQUIVALENTS, end of period	$14,873	$65

The accompanying notes are an integral part of the condensed consolidated financial statements.

TERRA TECH CORP.
CONDENSED STATEMENT OF CASH FLOWS

	3 Months	3 Months
	Ended	Ended
	March 31,2012	March 31,2011
SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITES

Cash paid for interest	$-	$-

SUPPLEMENTAL DISCLOSURE FOR FINANCING ACTIVITIES

Warrant expense	$15,000	$-

SUPPLEMENTAL DISCLOSURE FOR NON CASH ACTIVITIES

Preferred stock issued for liability to related party’s	$268,792	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TERRA TECH CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

We were incorporated as Private Secretary, Inc. on July 22, 2008 in the State of Nevada. From inception until we completed our reverse acquisition of GrowOp Technology, the principal business of the Company originally was to develop a software program that would allow for automatic call processing through VoIP technology. On January 27, 2012, the Company filed an amendment to its Articles of Incorporation changing its name to Terra Tech Corp. During that time, we had no revenue and our operations were limited to capital formation, organization, and development of our business plan and target customer market. As a result of the merger with GrowOp Technology, on February 9, 2012 we ceased our prior operations and we are now a holding company and our wholly owned subsidiary engages in the design, marketing and sale of hydroponic equipment with proprietary technology to create sustainable solutions for the cultivation of indoor agriculture.

Recent Developments

On February 9, 2012, Terra Tech Corp. (formerly named, “Private Secretary, Inc.”) , a Nevada corporation (the “Company”) entered into an Agreement and Plan of Merger dated February 9, 2012 (the “Agreement and Plan of Merger”), by and among the Company, TT Acquisitions, Inc., a Nevada corporation and a wholly-owned subsidiary of the Company (“TT Acquisitions”), and GrowOp Technology Ltd., a Nevada corporation (“GrowOp Technology”).

Under the terms and conditions of the Agreement and Plan of Merger, the Company sold 33,998,50 shares of common stock of the Company in consideration for all the issued and outstanding shares in GrowOp Technology. The effect of the issuance is that GrowOp Technology shareholders now hold approximately 41.46% of the issued and outstanding shares of common stock of the Company. Separately, TT Acquisitions merged with GrowOp Technology, with the effect that GrowOp Technology is a wholly-owned subsidiary of the Company. Articles of Merger, effecting the merger of GrowOp Technology and TT Acquisitions, were filed with the Secretary of State of the State of Nevada on February 9, 2012.

GrowOp Technology was founded in March 2010, in Oakland, California. GrowOp Technology’s business (now the principal business of Terra Tech) is the integration of best of breed hydroponic equipment with proprietary technology to create sustainable solutions for the cultivation of indoor agriculture. We work closely with expert horticulturists, engineers, and scientists, to develop and manufacture advanced proprietary products for the hydroponic industry. Our products are utilized by horticulture enthusiasts, local urban farmers, and green house growers. We believe that the emerging trend of urban and indoor agriculture has fostered an entrepreneurial push by companies to bring their concept to market. Many of these companies lack both the intellectual resources and manufacturing capabilities to bring their idea to fruition. That is where Terra Tech is positioned. We have the team and the resources to help bring indoor cultivation designs from concept to production. Our products can be found through specialty retailers throughout the United States.

The accompanying unaudited condensed financial statements include all of the accounts of Terra Tech.  These condensed financial statements have been prepared in accordance with accounting principals generally accepted in the United States for financial information and with the instructions to Form S-1 and Regulation S-X.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

TERRA TECH CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Use of Estimates

The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The Company’s valuation techniques used to measure the fair value of money market funds and certain marketable equity securities were derived from quoted prices in active markets for identical assets or liabilities. The valuation techniques used to measure the fair value of all other financial instruments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data.

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments.

TERRA TECH CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Accounts Receivable

The Company reviews all outstanding accounts receivable for collectability on a quarterly basis.  An allowance for doubtful accounts is recorded for any amounts deemed uncollectable.  The Company does not accrue interest receivable on past due accounts receivable.  There was no allowance at March 31, 2012.

Prepaid Inventory

Prepaid inventory represents deposits made to foreign manufacturers for purchase orders of specific inventory.

Notes receivable

Notes receivable due from customers are unsecured loans which assist with the purchase of products.  The notes range from twelve to eighteen months and bear interest at the annual rates of 4% to 9%.  A corresponding reserve is established for any uncollectable interest.  As of March 31, 2012 there was a reserve of $20,000 against the collection of notes receivable.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is calculated using the straight-line method over the estimated useful lives of the assets: 3-8 years for machinery and equipment, leasehold improvements are amortized over the shorter of the estimated useful lives or the underlying lease term.  Repairs and maintenance expenditures which do not extend the useful lives of related assets are expensed as incurred.

Revenue Recognition

Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments and estimated returns and upon transfer of title and risk to the customer which occurs at shipping (F.O.B. terms).   Upon shipment, the Company has no further performance obligations and collection is reasonably assured as the majority of sales are paid for prior to shipping.

Cost of Goods Sold

Management decided to change the focus of the business in 2011 to designing, manufacturing and selling hydroponic equipment where favorable gross margins are achieved.

Research and Development

Research and development costs are expensed as incurred.

TERRA TECH CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company’s income tax return.  Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company has incurred net operating losses for financial-reporting and tax-reporting purposes.  Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the three months ended March 31, 2012.

Loss Per Common Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period.  During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock and convertible debt are not considered in the diluted income (loss) per share calculation since the effect would be anti-dilutive.  The results of operations were a net loss for the three months ended March 31, 2012 therefore the basic and diluted weighted average common shares outstanding were the same.

Recently Issued Accounting Standards

Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

TERRA TECH CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

2. GOING CONCERN

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing.  Management believes they can raise the appropriate funds needed to support their business plan and develop an operating company which is cash flow positive.

However, the Company has incurred net losses for the three months ended March 31, 2012 and has accumulated a deficit of approximately $21.35 million at March 31, 2012. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The condensed financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

3. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in several financial institutions which are insured by the Federal Deposit Insurance Corporation up to certain federal limitations.

The Company provides credit in the normal course of business to customers located throughout the U. S.  The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4. REVERSE MERGER

On February 9, 2012, the Company completed a reverse merger transaction through a merger with GrowOp Technology whereby we acquired all of the issued and outstanding shares of GrowOp Technology in exchange for 33,998,520 shares of our common stock, which represented approximately 41.4% of our total shares outstanding immediately following the closing of the transaction. As a result of the reverse acquisition, GrowOp Technology became our wholly owned subsidiary and the former shareholders of GrowOp Technology became our controlling stockholders. The share exchange transaction with GrowOp Technology was treated as a reverse acquisition, with GrowOp Technology as the acquiror and the Company as the acquired party.

On February 26, 2012, pursuant the Agreement and Plan of Merger, the Company issued an aggregate of 100 shares of Series A Preferred Stock and 24,999,900 shares of Series B Preferred Stock  to Derek Peterson and Amy Almsteier, both of whom are officers and directors of the Company.  The Company offered and sold the shares in reliance on the exemption from registration pursuant to Section 4(2) of Securities Act and Rule 506 of Regulation D promulgated thereunder.  The Company recorded compensation in the amount of $16,277,200 for the value of Series A and Series B Preferred stock issued.  Each Series A Preferred share was valued at $0.2083.  Each Series B Preferred share was valued at $1.1217.

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.  INVENTORIES

Inventories consist of finished goods for the Company’s product lines.  Cost-of-goods sold are calculated using the average costing method.  Inventory costs include direct materials, direct labor and cost of freight.  The Company reviews its inventory periodically to determine net realizable value and considers product upgrades in its periodic review of realizability.  The Company writes down inventory, if required, based on forecasted demand and technological obsolescence.  These factors are impacted by market and economic conditions, technology changes and new product introductions and require estimates that may include uncertain elements.   Inventories consist of the following:

	March 31,	December 31,
	2012	2011
Finished Goods	$363,228	$417,115

6. PROPERTY AND EQUIPMENT

Property and equipment at cost, less accumulated depreciation, at March 31, 2012 consisted of the following:

	March 31,	December 31,
	2012	2011
Furniture	$34,421	$34,421
Equipment	30,032	30,032
Leasehold improvements	10,400	10,400
Subtotal	74,853	74,853
Less accumulated depreciation	(23,567)	(19,312)
Total	$51,286	$55,541

Depreciation expense related to property and equipment for the quarter ended March 31, 2012 was $4,255.

7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2012	2011
Accounts payable	$62,180	$51,579
Accrued officers’ salary	37,500	150,000
Accrued interest	35,273	19,307
Accrued payroll taxes	425,375	183,750
Accrued professional fees	16,000	16,000
	$576,328	$420,636

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.  NOTE PAYABLE

Notes payable is as follows:

	March 31,	December 31,
	2012	2011

Senior secured promissory note dated July 15, 2011, issued to an accredited investor, maturing July 15, 2012, bearing interest at a rate of 15% per annum. Interest shall be paid in cash or common stock at the holders’ option.	$250,000	$250,000
	$250,000	$250,000

The senior secured promissory notes are secured by shares of common stock.  The $250,000 note is secured by 1,500,000 shares of common stock and has accrued interest of $26,973 as of March 31, 2012.

9.  LOANS FROM RELATED PARTY

 Notes payable is as follows:

	March 31,	December 31,
	2012	2011

Unsecured promissory note dated December 2, 2011 and due December 2, 2012, issued to an entity controlled by Michael James an officer of the Company, bearing interest at a rate of 15% per annum. Interest shall be paid in cash or common stock at the holders’ option.	$50,000	$50,000

Unsecured promissory note dated December 2, 2011 and due December 2, 2012, issued to Michael Nahass a director of the Company, bearing interest at a rate of 15% per annum. Interest shall be paid in cash or common stock at the holders’ option.	100,000	100,000

Unsecured promissory note dated January 11, 2012 and due January 11, 2013, issued to an entity controlled by Michael James an officer of the Company, bearing interest at a rate of 15% per annum. The original loan was for $10,000 of which $5,000 was repaid on March 30, 2012. Interest shall be paid in cash or common stock at the holders’ option.	5,000	-

Unsecured promissory note dated January 16, 2012 and due January 16, 2013, issued to Derek Peterson an officer and director of the Company, bearing interest at a rate of 15% per annum. Interest shall be paid in cash or common stock at the holders’ option.	10,000	-

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.  LOANS FROM RELATED PARTY, Continued

Unsecured promissory note dated January 16, 2012 and due January 16, 2013, issued to Michael Nahass a director of the Company, bearing interest at a rate of 15% per annum. Interest shall be paid in cash or common stock at the holders’ option.	5,000	-

Unsecured demand note dated March 30, 2012, issued to Amy Almsteier an officer and director of the Company, bearing interest at a rate of 15% per annum. Interest shall be paid in cash or common stock at the holders’ option.	5,000	-
	$175,000	$150,000

The unsecured demand notes due to related parties have accrued interest of $8,300 as of March 31, 2012.

10. CAPITAL STOCK

Preferred Stock

The Company has authorized 25 million shares of preferred stock with $0.001 par value, of which there were 100 shares of Series A Convertible Preferred Stock outstanding as of March 31, 2012.  Series A Convertible Preferred Stock is convertible on a one-for-one basis into common stock and has all of the voting rights that the holders of our common stock has.

On February 26, 2012, pursuant the Agreement and Plan of Merger, the Company issued an aggregate of 100 shares of Series A Preferred Stock to Derek Peterson and Amy Almsteier, both of whom are officers and directors of the Company.  The stock was valued at $0.2083 per share.

There were 14,750,000 shares of Series B Convertible Preferred Stock outstanding as of March 31, 2012.  The Series B Convertible Preferred shares will vote with the common stock of the Company, be equal to 100 votes of common stock and be convertible into shares of common stock of the Company and a 1-for-5.384325537.

On February 26, 2012, pursuant the Agreement and Plan of Merger, the Company issued an aggregate of 14,750,000 shares of Series B Preferred Stock  to Derek Peterson and Amy Almsteier, both of whom are officers and directors of the Company.  Each Series B Preferred share was valued at $1.1217 per share.

Common Stock

The Company has authorized 350 million shares of common stock with $0.001 par value, of which there were issued and outstanding 81,998,520 as of March 31, 2012.

On January 17, 2012 the Company sold 150,000 common shares to an accredited investor for $50,000.  The investor also received 150,000 warrants to purchase common stock at $0.46 per share.

On February 9, 2012, at the closing of the Agreement and Plan of Merger, the Company issued an aggregate of 33,998,520 shares of our common stock to the former stockholders of GrowOp Technology

TERRA TECH CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

11. WARRANTS

The Company has the following shares of common stock reserved for the warrants outstanding as of March 31, 2012:

	March 31, 2012
	Shares	Weighted Average Exercise Price
Warrants outstanding – beginning of year	6,188,400	$0.35
Warrants exercised	-	-
Warrants granted	150,000	0.46
Warrants expired	-	-

Warrants outstanding – end of period	6,338,400	$0.35

The weighted exercise price and weighted fair value of the warrants granted by the Company as of March 31, 2012, are as follows:

	March 31, 2012
	Weighted Average Exercise Price	Weighted Average Fair Value
Weighted average of warrants granted during the quarter whose exercise price exceeded fair market value at the date of grant	$0.33	$0.46

Weighted average of warrants granted during the quarter whose exercise price was equal or lower than fair market value at the date of grant	$-	$-

The following table summarizes information about fixed-price warrants outstanding:

	Number	Average
Range of	Outstanding at	Remaining	Weighted
Exercise	March 31,	Contractual	Average
Prices	2012	Life	Exercise Price
$0.33	5,588,400	30 Months	$0.33
$0.46	600,000	41 Months	$0.46
$0.46	150,000	46 Months	$0.46
	6,338,400

TERRA TECH CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

WARRANTS, Continued

For the warrants issued in January 2012, the Company valued the warrants utilizing the black schools method with the following inputs: stock price of $2.00, exercise price of $2.75, volatility of 35.53%, years 4, treasury bond rate 3.5% and dividend rate of 0%.

The warrant expense of $15,000 was based on the Black Scholes calculation which was expensed during the three months ended March 31, 2012.

12.  OPERATING LEASE COMMITMENTS

The Company leases certain office and industrial warehouse space on a month-to-month basis.

The terms of the month to month lease provide for a rental fee of $5,000 per month through April 15, 2012.  Beginning on April 15, 2012 the month-to-month rent was increased to $6,300.  Net rent expense for the Company for the three months ended March 31, 2012 was $15,000.

13. LITIGATION AND CLAIMS

From time to time, the Company may be involved in various legal proceedings and claims arising in the ordinary course of business. The disposition of these additional matters, which may occur, individually or in the aggregate, is not expected to have a material adverse effect on the Company’s financial condition. However, depending on the amount and timing of such disposition, an unfavorable resolution of some or all of these matters could materially affect the future results of operations or cash flows in a particular period.

As of March 31, 2012, there was no accrual recorded for any potential losses related to pending litigation.

14. RELATED PARTY TRANSACTIONS

On February 26, 2012, pursuant the Agreement and Plan of Merger, the Company issued an aggregate of 100 shares of Series A Preferred Stock to Derek Peterson and Amy Almsteier, both of whom are officers and directors of the Company.  The stock was valued at $0.2083 per share.

On February 26, 2012, pursuant the Agreement and Plan of Merger, the Company issued an aggregate of 14,750,000 shares of Series B Preferred Stock  to Derek Peterson and Amy Almsteier, both of whom are officers and directors of the Company.  Each Series B Preferred share was valued at $1.1217 per share.

TERRA TECH CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

RELATED PARTY TRANSACTIONS, Continued

Derek Peterson and Amy Almsteier, officers of the Company, have provided loans to the Company since inception.  On February 26, 2012 the officers converted $118,292 of such loans into the Series B Preferred Stock.

On February 26, 2012 the officers converted $150,000 of accrued salary into Series B Preferred Stock.

The Company incurred compensation expense in the amount of $16,277,200 for the issuance of Series A and Series B Preferred stock.

During the three month period ended March 31, 2012, the Company accrued an additional $37,500 of compensation for the services provided by the officers.  As of March 31, 2012 the officers were owed a total of $37,500 in accrued compensation.

During the quarter ended March 31, 2012, officers and directors of the Company had loaned the Company $30,000 and were paid back $5,000.  As of March 31, 2012 the total amount owed to the officers and directors was $175,000.

15. SUBSEQUENT EVENTS

During April 2012, Amy Almsteier an officer and director of the Company advanced $11,300 to the Company.

On April 17, 2012 the Company entered into a month-to-month lease for certain office and warehouse space in Oakland, California.  The monthly rent is $6,300.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Pursuant To "Safe Harbor" Provisions Of Section 21e Of The Securities Exchange Act Of 1934

Except for historical information, the Company's reports to the Securities and Exchange Commission on Form 8-K and Form 10-Q and periodic press releases, as well as other public documents and statements, contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements. These risks and uncertainties include general economic and business conditions, development and market acceptance of the Company's products, current dependence on the willingness of investors to continue to fund operations of the Company and other risks and uncertainties identified in the risk factors discussed below and in the Company's other reports to the Securities and Exchange Commission, periodic press releases, or other public documents or statements.

Readers are cautioned not to place undue reliance on forward-looking statements. The Company undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.
Overview

We were incorporated as Private Secretary, Inc. on July 22, 2008 in the State of Nevada. From inception until we completed our reverse acquisition of GrowOp Technology, the principal business of the Company originally was to develop a software program that would allow for automatic call processing through VoIP technology. On January 27, 2012, the Company filed an amendment to its Articles of Incorporation changing its name to Terra Tech Corp. During that time, we had no revenue and our operations were limited to capital formation, organization, and development of our business plan and target customer market. As a result of the merger with GrowOp Technology, on February 9, 2012 we ceased our prior operations and we are now a holding company and our wholly owned subsidiary engages in the design, marketing and sale of hydroponic equipment with proprietary technology to create sustainable solutions for the cultivation of indoor agriculture.

On February 9, 2012, Terra Tech Corp. (formerly named, “Private Secretary, Inc.”) , a Nevada corporation (the “Company”) entered into an Agreement and Plan of Merger dated February 9, 2012 (the “Agreement and Plan of Merger”), by and among the Company, TT Acquisitions, Inc., a Nevada corporation and a wholly-owned subsidiary of the Company (“TT Acquisitions”), and GrowOp Technology Ltd., a Nevada corporation (“GrowOp Technology”).

Under the terms and conditions of the Agreement and Plan of Merger, the Company sold 33,998,50 shares of common stock of the Company in consideration for all the issued and outstanding shares in GrowOp Technology. The effect of the issuance is that GrowOp Technology shareholders now hold approximately 41.46% of the issued and outstanding shares of common stock of the Company. Separately, TT Acquisitions merged with GrowOp Technology, with the effect that GrowOp Technology is a wholly-owned subsidiary of the Company. Articles of Merger, effecting the merger of GrowOp Technology and TT Acquisitions, were filed with the Secretary of State of the State of Nevada on February 9, 2012.

GrowOp Technology was founded in March 2010, in Oakland, California. GrowOp Technology’s business (now the principal business of Terra Tech) is the integration of best of breed hydroponic equipment with proprietary technology to create sustainable solutions for the cultivation of indoor agriculture. We work closely with expert horticulturists, engineers, and scientists, to develop and manufacture advanced proprietary products for the hydroponic industry. Our products are utilized by horticulture enthusiasts, local urban farmers, and green house growers. We believe that the emerging trend of urban and indoor agriculture has fostered an entrepreneurial push by companies to bring their concept to market. Many of these companies lack both the intellectual resources and manufacturing capabilities to bring their idea to fruition. That is where Terra Tech is positioned. We have the team and the resources to help bring indoor cultivation designs from concept to production. Our products can be found through specialty retailers throughout the United States.

Results of Operations for the quarter ended March 31, 2012:

Total revenues generated from the sales of the Company’s products for the quarter ended March 31, 2012 totaled $218,905.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the quarter ended March 31, 2012 amounted to $82,475 for a 37.67% gross margin.

Selling, general and administrative expenses for the quarter ended March 31, 2012 were  $16,718,953.  Compensation expense in the amount of $16,277,200 was recorded in the quarter ended March 31, 2012 due to the issuance of the Series A and Series B Preferred stock.

Interest expense totaled $15,967 for the quarter ended March 31, 2012.

The net result for the quarter ended March 31, 2012 was a loss of $16,653,323 or $0.24 per share.

Management will continue to make an effort to lower operating expenses and increase revenue.  The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

Disclosure About Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Critical Accounting Policies

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this report.

Liquidity and Capital Resources

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing.  Management believes they can raise the appropriate funds needed to support their business plan and develop an operating, cash flow positive company.

The Company incurred net losses for the three months ended March 31, 2012 and has accumulated a deficit of $21,351,393 at March 31, 2012. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has never reported Net Income.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

The Company’s business operations generally have been financed by debt investments through promissory notes with accredited investors and equity investments in the common stock of the Company by accredited investors.  During the three months of 2012, the Company obtained new debt from the issuance of unsecured promissory notes that supplied the funds that were needed to finance operations during the reporting period.  Such new borrowings resulted in the receipt by the Company of $30,000.  The Company also issued 150,000 shares of common stock for $50,000.  While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve.  As a result, the Company’s financial position at the end of the reporting period showed a working capital deficit of $473,886.  During the first three months of 2012 the Company obtained new financing sufficient to fund ongoing working capital requirements.  We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2012.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings.  From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant.  There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Number	Description

2.1	Agreement and Plan of Merger (1)
2.2	Articles of Merger (1)
3.1.1	Articles of Incorporation (2)
3.1.2	Certificate of Change
3.1.3	Certificate of Amendment (1)
3.1.4	Certificate of Designation for Series A Preferred Stock (3)
3.1.5	Certificate of Designation for Series B Preferred Stock (3)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

(1)  Filed and incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-54258), as filed with the Securities and Exchange Commission on February 10, 2012.
(2)  Filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-156421), as filed with the Securities and Exchange Commission on December 23, 2008.
(3)  Filed and incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-54258), as filed with the Securities and Exchange Commission on April 19, 2012.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA TECH CORP.
(Name of Registrant)

Date: May 21, 2012	By:	/s/ Derek Peterson
Derek Peterson
President and Chief Executive Officer

Date: May 21, 2012	By:	/s/ Michael James
Michael James
Chief Financial Officer

EXHIBIT INDEX

Number	Description

2.1	Agreement and Plan of Merger (1)
2.2	Articles of Merger (1)
3.1.1	Articles of Incorporation (2)
3.1.2	Certificate of Change
3.1.3	Certificate of Amendment (1)
3.1.4	Certificate of Designation for Series A Preferred Stock (3)
3.1.5	Certificate of Designation for Series B Preferred Stock (3)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

(1)  Filed and incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-54258), as filed with the Securities and Exchange Commission on February 10, 2012.
(2)  Filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-156421), as filed with the Securities and Exchange Commission on December 23, 2008.
(3)  Filed and incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-54258), as filed with the Securities and Exchange Commission on April 19, 2012.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections