Form 10-Q
period 2012-06-30
Terra Tech Corp.
filed 2012-08-20
CIK 1451512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☐   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 17, 2012, there were 82,038,520 shares of common Stock, $0.001 par value, issued and outstanding; 100 shares of Series A Preferred Stock, $0.001 par value per share, issued and outstanding; and 14,750,000 shares of Series B Preferred Stock, $0.001 par value per share, issued and outstanding.

TERRA TECH CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2012

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Terra Tech Corp., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the ability to successfully integrate the merger of GrowOp Technology Ltd. into our operations; the possibility that we will not receive sufficient customers to grow our business, the Company’s need for and ability to obtain additional financing, the exercise of control Amy Almsteier, Secretary and a director of the Company, holds of the Company’s voting securities, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM   1.   FINANCIAL STATEMENTS.

TERRA TECH CORP.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
Assets
Current Assets:
Cash	$6,053	$10,217
Accounts receivable, net of allowance	91,256	34,191
Inventories, net	331,161	417,115
Current portion of notes receivable, net of allowance	-	38,656
Prepaid inventory	-	3,938
Total Current Assets	428,470	504,117
Property and equipment, net	47,610	55,541
Deposits	5,000	5,000
Total Assets	$481,080	$564,658

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$230,079	$147,236
Note payable	279,982	250,000
Loans from Related Party	179,190	150,000
Total Current Liabilities	689,251	547,236

Commitment and Contingencies	-	-

Stockholders’ Equity
Preferred stock, Convertible Series A, Par value $0.001; authorized and issued 100 shares and 100 as of June 30, 2012 and December 31, 2011, respectively;	-	-
Preferred stock, Convertible Series B, Par value $0.001; authorized 24,999,900 shares; issued and outstanding 14,750,000 and 12,750,000 shares as of June 30, 2012 and December 31, 2011, respectively	14,750	12,750
Common stock, Par value $0.001; authorized 350,000,000 shares; issued and outstanding 82,038,520 and 33,848,520 shares as of June 30, 2012 and December 31, 2011, respectively	82,039	33,849
Additional paid-in capital	2,911,638	2,866,427
Accumulated Deficit	(3,216,598)	(2,895,604)
Total Stockholders’ Equity	(208,171)	17,422

Total Liabilities and Stockholders’ Equity	$481,080	$564,658

The accompanying notes are an integral part of the condensed consolidated financial statements.

TERRA TECH CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Total Revenues	$64,185	$139,306	$276,076	$381,780
Cost of Goods Sold	91,608	51,030	226,053	247,853
	(27,423)	88,276	50,023	133,927
Selling, general and administrative expenses	130,640	209,813	336,393	355572

Loss from Operations	(158,063)	(121,537)	(286,370)	(221,645)

Interest and financing cost, net	(17,278)	-	(33,245)	(10,527)
Loss before Provision for Income taxes	(175,341)	(121,537)	(319,615	(232,172)

Provision for Income Taxes	-	800	879	800
Net Loss applicable to common shareholders...	$(175,341)	$(122,337)	$(320,494)	$(232,972)

Net Loss per Common Share Basic and Diluted	$0.00	$(0.01)	$(0.00)	$(0.01)

Weighted Average Number of
Common Shares Outstanding – Basic
And Diluted	82,024,454	18,540,316	71,447,755	17,752,959

The accompanying notes are an integral part of the condensed consolidated financial statements.

TERRA TECH CORP.
CONDENSED STATEMENT OF CASH FLOWS

	6 Months	6 Months
	Ended	Ended
	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(320,994)	$(232,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,931	6,845
Change in accounts receivable and notes receivable reserve	40,000	-
Warrants issued with common stock	15,400	-

Changes in operating assets and liabilities:
Accounts receivable	(77,065)	(13,856)
Inventory	85,954	(91,940)
Prepaid inventory	3,938	(48,065)
Notes receivable	18,656	9,235
Accounts payable	82,844	48,049
Net cash used in operations	(143,336)	(322,704)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(25,627)
Net cash used in investing activities	-	(25,627)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	29,982	-
Payments on notes payable	-	(100,000)
Proceeds from issuance of notes payable to related parties	44,190	-
Payments on notes payable to related parties	(15,000)	-
Proceeds from issuance of common stock and warrants	80,000	503,250
Net cash provided by financing activities	139,172	377,623

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,164)	54,919
CASH AND CASH EQUIVALENTS, beginning of period	10,217	62,171
CASH AND CASH EQUIVALENTS, end of period	$6,053	$117,090

The accompanying notes are an integral part of the condensed consolidated financial statements.

TERRA TECH CORP.
CONDENSED STATEMENT OF CASH FLOWS

	6 Months	6 Months
	Ended	Ended
	June 30,2012	June 30,2011
SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITES

Cash paid for interest	$-	$-

SUPPLEMENTAL DISCLOSURE FOR FINANCING ACTIVITIES

Warrant expense	$15,400	$-

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

TERRA TECH CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Accounts Receivable

The Company reviews all outstanding accounts receivable for collectability on a quarterly basis.  An allowance for doubtful accounts is recorded for any amounts deemed uncollectable.  The Company does not accrue interest receivable on past due accounts receivable.  As of June 30, 2012 there was a reserve of $5,576 against the collection of accounts receivable.

Prepaid Inventory

Prepaid inventory represents deposits made to foreign manufacturers for purchase orders of specific inventory.

Notes receivable

Notes receivable due from customers are unsecured loans which assist with the purchase of products.  The notes range from twelve to eighteen months and bear interest at the annual rates of 4% to 9%.  A corresponding reserve is established for any uncollectable interest.  As of June 30, 2012 there was a 100 percent reserve or $34,424 against the collection of notes receivable.

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

TERRA TECH CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company’s income tax return.  Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company has incurred net operating losses for financial-reporting and tax-reporting purposes.  Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the six months ended June 30, 2012.

Loss Per Common Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period.  During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock and convertible debt are not considered in the diluted income (loss) per share calculation since the effect would be anti-dilutive.  The results of operations were a net loss for the six months ended June 30, 2012 therefore the basic and diluted weighted average common shares outstanding were the same.

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

However, the Company has incurred net losses for the six months ended June 30, 2012 and has accumulated a deficit of approximately $3.22 million at June 30, 2012. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

	March 31,	December 31,
	2012	2011
Finished Goods	$331,161	$417,115

6. PROPERTY AND EQUIPMENT

Property and equipment at cost, less accumulated depreciation, at June 30, 2012 consisted of the following:

	June 30,	December 31,
	2012	2011
Furniture	$34,421	$34,421
Equipment	33,325	33,325
Leasehold improvements	10,400	10,400
Subtotal	78,146	78,146
Less accumulated depreciation	(30,536)	(22,605)
Total	$47,610	$55,541

Depreciation expense related to property and equipment for the quarter ended June 30, 2012 was $7,932.

7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

 Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2012	2011
Accounts payable	$59,134	$51,579
Accrued officers’ salary	75,000	37,500
Accrued interest	51,470	19,307
Accrued payroll taxes	37,850	32,225
Accrued professional fees	6,625	6,625
	$230,079	$147,236

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.  NOTE PAYABLE

 Notes payable is as follows:

	June 30,	December 31,
	2012	2011

Senior secured promissory note dated July 15, 2011, issued to an accredited investor, maturing July 15, 2012, bearing interest at a rate of 15% per annum. Interest shall be paid in cash or common stock at the holders’ option.	$250,000	$250,000

Unsecured promissory demand note dated May 7, 2012, issued to an accredited investor, bearing interest at a rate of 4% per annum. Holder may elect to convert into common stock at $0.75 per share.	5,000	-

Unsecured promissory note dated June 11, 2012, issued to an accredited investor, bearing interest at a rate of 4% per annum. Holder may elect to convert into common stock at $0.75 per share.	24,982	-
	$279,982	$250,000

The senior secured promissory notes are secured by shares of common stock.  The $250,000 note is secured by 1,500,000 shares of common stock. There is accrued interest of $36,535 as of June 30, 2012.

9.  LOANS FROM RELATED PARTY

Notes payable is as follows:

	June 30,	December 31,
	2012	2011

Unsecured promissory note dated December 2, 2011 and due December 2, 2012, issued to an entity controlled by Michael James an officer of the Company, bearing interest at a rate of 15% per annum. Interest shall be paid in cash or common stock at the holders’ option.	$45,000	$50,000

Unsecured promissory note dated December 2, 2011 and due December 2, 2012, issued to Michael Nahass a director of the Company, bearing interest at a rate of 15% per annum. Interest shall be paid in cash or common stock at the holders’ option.	100,000	100,000

Unsecured promissory note dated January 16, 2012 and due January 16, 2013, issued to Derek Peterson an officer and director of the Company, bearing interest at a rate of 15% per annum. Interest shall be paid in cash or common stock at the holders’ option.	10,000	-

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LOANS FROM RELATED PARTY, Continued

Unsecured promissory note dated January 16, 2012 and due January 16, 2013, issued to Michael Nahass a director of the Company, bearing interest at a rate of 15% per annum. Interest shall be paid in cash or common stock at the holders’ option.	5,000	-

Unsecured demand note dated March 30, 2012, issued to Amy Almsteier an officer and director of the Company, bearing interest at a rate of 15% per annum. Interest shall be paid in cash or common stock at the holders’ option.	5,000	-

Unsecured demand note dated April 3, 2012, issued to Amy Almsteier an officer and director of the Company, bearing interest at a rate of 15% per annum. Interest shall be paid in cash or common stock at the holders’ option.	11,300	-

Unsecured demand note dated May 1, 2012 issued to Derek Peterson an officer and director of the Company, bearing interest at a rate of 15% per annum. Interest shall be paid in cash or common stock at the holders’ option.	2,890	-
	$179,190	$150,000

The unsecured demand notes due to related parties have accrued interest of $14,935 as of June 30, 2012.

10. CAPITAL STOCK

Preferred Stock

The Company has authorized 25 million shares of preferred stock with $0.001 par value, of which there were 100 shares of Series A Convertible Preferred Stock outstanding as of June 30, 2012.  Series A Convertible Preferred Stock is convertible on a one-for-one basis into common stock and has all of the voting rights that the holders of our common stock has.

On February 26, 2012, pursuant the Agreement and Plan of Merger, the Company issued an aggregate of 100 shares of Series A Preferred Stock to Derek Peterson and Amy Almsteier in exchange of their Series A Preferred Stock of GrowOp Technology, both of whom are officers and directors of the Company.

There were 14,750,000 shares of Series B Convertible Preferred Stock outstanding as of June 30, 2012.  The Series B Convertible Preferred shares will vote with the common stock of the Company, be equal to 100 votes of common stock and be convertible into shares of common stock of the Company and a 1-for-5.384325537.

On February 26, 2012, pursuant the Agreement and Plan of Merger, the Company issued an aggregate of 14,750,000 shares of Series B Preferred Stock  to Derek Peterson and Amy Almsteier in exchange of their Series B Preferred Stock of GrowOp Technology, both of whom are officers and directors of the Company.

TERRA TECH CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

CAPITAL STOCK, Continued

Common Stock

The Company has authorized 350 million shares of common stock with $0.001 par value, of which there were issued and outstanding 82,038,520 as of June 30, 2012.

On January 17, 2012 the Company sold 150,000 common shares to an accredited investor for $50,000.  The investor also received 150,000 warrants to purchase common stock at $0.46 per share.

On February 9, 2012, at the closing of the Agreement and Plan of Merger, the Company issued an aggregate of 33,998,520 shares of our common stock to the former stockholders of GrowOp Technology.

On May 2, 2012 the Company sold 40,000 common shares to an accredited investor for $30,000.  The investor also received 40,000 warrants to purchase common stock at $0.85 per share.

11. WARRANTS

The Company has the following shares of common stock reserved for the warrants outstanding as of June 30, 2012:

	June 30, 2012
		Weighted
		Average
		Exercise
	Shares	Price
Warrants outstanding – beginning of year	6,188,400	$0.35
Warrants exercised	-	-
Warrants granted	190,000	0.54
Warrants expired	-	-

Warrants outstanding – end of period	6,378,400	$0.35

TERRA TECH CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

WARRANTS, Continued

The weighted exercise price and weighted fair value of the warrants granted by the Company as of June 30, 2012, are as follows:

June 30, 2012
Weighted
	Average	Weighted
	Exercise	Average
	Price	Fair Value
Weighted average of warrants granted during the
six months whose exercise price exceeded fair market
value at the date of grant	$0.54	$0.26

Weighted average of warrants granted during the
six months whose exercise price was equal or lower than
fair market value at the date of grant	$-	$-

The following table summarizes information about fixed-price warrants outstanding:

	Number	Average
Range of	Outstanding at	Remaining	Weighted
Exercise	March 31,	Contractual	Average
Prices	2012	Life	Exercise Price
$0.33	5,588,400	27 Months	$0.33
$0.46	600,000	38 Months	$0.46
$0.46	150,000	43 Months	$0.46
$0.85	40,000	34 Months	$0.85
	6,378,400

For the warrants issued in January 2012, the Company valued the warrants utilizing the black schools method with the following inputs: stock price of $0.33, exercise price of $0.46, volatility of 35.53%, years 4, treasury bond rate 3.5% and dividend rate of 0%.

For the warrants issued in May 2012, the Company valued the warrants utilizing the black schools method with the following inputs: stock price of $0.33, exercise price of $0.85, volatility of 32.77%, years 3, treasury bond rate 3.5% and dividend rate of 0%.

The warrant expense of $15,400 was based on the Black Scholes calculation which was expensed during the six months ended June 30, 2012.

TERRA TECH CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

12.  OPERATING LEASE COMMITMENTS

The Company leases certain office and industrial warehouse space on a month-to-month basis.

The terms of the month to month lease provide for a rental fee of $5,000 per month through April 15, 2012.  Beginning on April 15, 2012 the month-to-month rent was increased to $6,300.  Net rent expense for the Company for the six months ended June 30, 2012 was $33,406.

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

As of June 30, 2012, there was no accrual recorded for any potential losses related to pending litigation.

14. RELATED PARTY TRANSACTIONS

On February 26, 2012, pursuant the Agreement and Plan of Merger, the Company issued an aggregate of 100 shares of Series A Preferred Stock to Derek Peterson and Amy Almsteier in exchange of their Series A Preferred Stock of GrowOp Technology, both of whom are officers and directors of the Company.

On February 26, 2012, pursuant the Agreement and Plan of Merger, the Company issued an aggregate of 14,750,000 shares of Series B Preferred Stock  to Derek Peterson and Amy Almsteier in exchange of their Series B Preferred Stock of GrowOp Technology, both of whom are officers and directors of the Company.

TERRA TECH CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

RELATED PARTY TRANSACTIONS, Continued

During the six month period ended June 30, 2012, the Company accrued an additional $37,500 of compensation for the services provided by the officers.  As of June 30, 2012 the officers were owed a total of $75,000 in accrued compensation.

During the six months ended June 30, 2012, officers and directors of the Company had loaned the Company $44,190 and were paid back $15,000.  As of June 30, 2012 the total amount owed to the officers and directors was $179,190.

15. SUBSEQUENT EVENTS

On July 9, 2012 the Company entered into a two year lease for certain office and warehouse space in Lake Forest, California.  The monthly rent is $3,025 for the first year and will increase to $3,300 for the second year.

On July 11, 2012 the Company issued an unsecured promissory demand note in the amount of $15,000 to an accredited investor, bearing interest at a rate of 4% per annum.  Holder may elect to convert into common stock at $0.75 per share

On July 15, 2012 the Company issued an unsecured promissory  note due July 15, 2013 in the amount of $150,000 to an accredited investor, bearing interest at a rate of 12% per annum.  Holder may elect to convert accrued interest into common stock.

On July 23, 2012, Steven J. Ross joined the Board of Directors.

On August 13, 2012 the Company issued an unsecured promissory demand note in the amount of $10,000 to an accredited investor, bearing interest at a rate of 4% per annum.  Holder may elect to convert into common stock at $0.75 per share

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations for the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011:

Total revenues generated from the sales of the Company’s products for the quarter ended June 30, 2012 totaled $64,185, a decrease of $75,121 from the quarter ended June 30, 2011 which totaled $139,306.  The primary reason was due the improper mix of inventory required by the customers.  .

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the quarter ended June 30, 2012 amounted to a negative $27,423 for a negative 43% gross margin.  Gross profits decreased $115,699 or 131% for the quarter ended June 30, 2012 compared to $88,276 for the quarter ended June 30, 2011.  The decrease in the gross margin was due to management lowering the selling price of certain products so that cash would be raised to buy the proper inventory which the customers were demanding.

Selling, general and administrative expenses for the quarter ended June 30, 2012 were  $130,640, a decrease of $79,173 from the quarter ended June 30, 2011 which totaled $209,813.  The major decreases were from professional fees which decreased $24,229 due to better cost controls, a reduction in travel in the amount of $8,991 due to better established relationships and a reduction in consultants in the amount of $13,872 for work which is now being performed by individuals within the company.

Interest expense totaled $17,278 for the quarter ended June 30, 2012 versus zero in the quarter ended June 30, 2011.  The increase is due to the debt outstanding.

The net result for the quarter ended June 30, 2012 was a loss of $175,341 or $0.00 per share compared to a loss of $122,337 or $0.01 for the quarter ended June 30, 2011.  The primary reason for the loss was due to redued sales caused by not having the proper inventory which was demanded by the customers.

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

Results of Operations for the six months ended June 30, 2012 compared to the six months ended June 30, 2011:

Total revenues generated from the sales of the Company’s products for the six months ended June 30, 2012 totaled $276,076, a decrease of $105,704 from the six months ended June 30, 2011 which totaled $381,780.  The primary reason was due the improper mix of inventory required by the customers.  .

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the six months ended June 30, 2012 amounted to a $50,023 for a 18% gross margin.  Gross profits decreased $83,904 or 63% for the six months ended June 30, 2012 compared to $133,927 for the six months ended June 30, 2011.  The decrease in the gross margin was due to management lowering the selling price of certain products so that cash would be raised to buy the proper inventory which the customers were demanding.

Selling, general and administrative expenses for the six months ended June 30, 2012 were $336,393, a decrease of $19,179 from the six months ended June 30, 2011 which totaled $355,572.  The major decrease was from professional fees which decrease $29,286 due to better cost controls.

Interest expense totaled $33,245 for the six months ended June 30, 2012 compared to $10,527 in the six months ended June 30, 2011.  The increase is due to the more debt outstanding for the six months ended Jue 30, 2012.

The net result for the six months ended June 30, 2012 was a loss of $320,494 or $0.00 per share compared to a loss of $232,972 or $0.01 for the six months ended June 30, 2011.  The primary reason for the loss was due to redued sales caused by not having the proper inventory which was demanded by the customers.

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

The Company incurred net losses for the six months ended June 30, 2012 and has accumulated a deficit of $3,216,598 at June 30, 2012. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has never reported Net Income.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

The Company’s business operations generally have been financed by debt investments through promissory notes with accredited investors and equity investments in the common stock of the Company by accredited investors.  During the six months of 2012, the Company obtained new debt from the issuance of unsecured promissory notes that supplied the funds that were needed to finance operations during the reporting period.  Such new borrowings resulted in the receipt by the Company of $64,172.  The Company also issued 190,000 shares of common stock for $80,000.  While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve.  As a result, the Company’s financial position at the end of the reporting period showed a working capital deficit of $260,781.  During the first six months of 2012 the Company obtained new financing sufficient to fund ongoing working capital requirements.  We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2012.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On March 29, 2011, Dhar Mann and WeGrow Garden Supply LLC filed an Individual and Corporate Complaint for: 1.  Breach of Contract;  2. Fraud;  3. Breach of Fiduciary Duty;  and 4. Conversion in the Superior Court of the State of California, Alameda County, File No. RG11568327 (the “Dhar Mann Complaint”), against GrowOp Technology Lts. alleging, among other things, that Mr. Mann is a 37.5% owner of GrowOp since May 23, 2010 and claiming damages of approximately $2,200,000 in connection with a purported agreement to sell Mr. Mann shares of Common Stock of GrowOp amounting to 37.5% of the issued and outstanding shares of Common Stock of GrowOp.  Mr. Mann is also seeking an order from the court prohibiting GrowOp from selling any securities or becoming a public company.  GrowOp denies, among other things in the Dhar Mann Complaint, the existence of a purported agreement to sell Mr. Mann shares of Common Stock of GrowOp amounting to 37.5% of the issued and outstanding shares of Common Stock of GrowOp or the damages owed. GrowOp does not believe this litigation will have a material effect on its business objectives.

From time to time, the Company may become subject to additional litigation or proceedings in connection with its business, as either a plaintiff or defendant.  Except with the disclosure made in the preceding paragraph, there are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Number	Description

2.1	Agreement and Plan of Merger (1)
2.2	Articles of Merger (1)
3.1.1	Articles of Incorporation (2)
3.1.2	Certificate of Change (4)
3.1.3	Certificate of Amendment (1)
3.1.4	Certificate of Designation for Series A Preferred Stock (3)
3.1.5	Certificate of Designation for Series B Preferred Stock (3)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
(4)  Filed and incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 000-54258), as filed with the Securities and Exchange Commission on May 21, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA TECH CORP.
(Name of Registrant)

Date: August 20, 2012	By:	/s/ Derek Peterson
Name: Derek Peterson
Title: President and Chief Executive Officer

Date: August 20, 2012	By:	/s/ Michael James
Name: Michael James
Title: Chief Financial Officer (and principal accounting officer)

EXHIBIT INDEX

Number	Description

2.1	Agreement and Plan of Merger (1)
2.2	Articles of Merger (1)
3.1.1	Articles of Incorporation (2)
3.1.2	Certificate of Change (4)
3.1.3	Certificate of Amendment (1)
3.1.4	Certificate of Designation for Series A Preferred Stock (3)
3.1.5	Certificate of Designation for Series B Preferred Stock (3)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
(4)  Filed and incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 000-54258), as filed with the Securities and Exchange Commission on May 21, 2012.