Form 10-Q/A
period 2012-06-30
Terra Tech Corp.
filed 2012-08-29
CIK 1451512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Terra Tech, Inc.'s. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20 2012 (the “Form 10-Q”), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Note 5, Note 6 and Note 11 have been modified due to typographical errors in the original filing on Form 10-Q.  References to March 31, 2012 were replaced with June 30, 2012 in Notes 5 and 11.  Our depreciation expense below the table in Note 6 was incorrectly typed as $7,932 but has been corrected to the match the Cash Flow statement of $7,931.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

	June 30,	December 31,
	2012	2011
Finished Goods	$331,161	$417,115

6. PROPERTY AND EQUIPMENT

Property and equipment at cost, less accumulated depreciation, at June 30, 2012 consisted of the following:

	June 30,	December 31,
	2012	2011
Furniture	$34,421	$34,421
Equipment	33,325	33,325
Leasehold improvements	10,400	10,400
Subtotal	78,146	78,146
Less accumulated depreciation	(30,536)	(22,605)
Total	$47,610	$55,541

Depreciation expense related to property and equipment for the quarter ended June 30, 2012 was $7,931.

7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

 Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2012	2011
Accounts payable	$59,134	$51,579
Accrued officers’ salary	75,000	37,500
Accrued interest	51,470	19,307
Accrued payroll taxes	37,850	32,225
Accrued professional fees	6,625	6,625
	$230,079	$147,236

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

TERRA TECH CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

WARRANTS, Continued

The weighted exercise price and weighted fair value of the warrants granted by the Company as of June 30, 2012, are as follows:

June 30, 2012
Weighted
	Average	Weighted
	Exercise	Average
	Price	Fair Value
Weighted average of warrants granted during the
six months whose exercise price exceeded fair market
value at the date of grant	$0.54	$0.26

Weighted average of warrants granted during the
six months whose exercise price was equal or lower than
fair market value at the date of grant	$-	$-

The following table summarizes information about fixed-price warrants outstanding:

	Number	Average
Range of	Outstanding at	Remaining	Weighted
Exercise	June 30,	Contractual	Average
Prices	2012	Life	Exercise Price
$0.33	5,588,400	27 Months	$0.33
$0.46	600,000	38 Months	$0.46
$0.46	150,000	43 Months	$0.46
$0.85	40,000	34 Months	$0.85
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Number	Description

2.1	Agreement and Plan of Merger (1)
2.2	Articles of Merger (1)
3.1.1	Articles of Incorporation (2)
3.1.2	Certificate of Change (4)
3.1.3	Certificate of Amendment (1)
3.1.4	Certificate of Designation for Series A Preferred Stock (3)
3.1.5	Certificate of Designation for Series B Preferred Stock (3)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA TECH CORP.
(Name of Registrant)

Date: August 29, 2012	By:	/s/ Derek Peterson
Derek Peterson
President and Chief Executive Officer

Date: August 29, 2012	By:	/s/ Michael James
Michael James
Chief Financial Officer (and principal accounting officer)

EXHIBIT INDEX

Number	Description

2.1	Agreement and Plan of Merger (1)
2.2	Articles of Merger (1)
3.1.1	Articles of Incorporation (2)
3.1.2	Certificate of Change (4)
3.1.3	Certificate of Amendment (1)
3.1.4	Certificate of Designation for Series A Preferred Stock (3)
3.1.5	Certificate of Designation for Series B Preferred Stock (3)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.