Form 10-Q
period 2012-09-30
Terra Tech Corp.
filed 2012-11-19
CIK 1451512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

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

As of November 17, 2012, there were 82,371,853 shares of common stock, $0.001 par value per share, outstanding; 100 shares of Series A Preferred Stock, $0.001 par value per share, outstanding; and 14,750,000 shares of Series B Preferred Stock, $0.001 par value per shares, outstanding.

TERRA TECH CORP.
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2012

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

PART I. FINANCIAL INFORMATION

ITEM   1.  CONSOLIDATED CONSOLIDATED FINANCIAL STATEMENTS.

TERRA TECH CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
Assets
Current Assets:
Cash	$60,192	$9,139
Accounts receivable, net of allowance	90,154	32,381
Inventories, net	277,332	515,014
Current portion of notes receivable, net of allowance	-	-
Prepaid inventory	22,306	14,776
Total Current Assets	449,984	571,310
Property and equipment, net	36,186	54,819
Deposits	-	5,000
Total Assets	$486,170	$631,129

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$219,996	$170,200
Note payable	329,982	250,000
Loans from Related Party	141,559	150,000
Due to officers	-	500
Total Current Liabilities	691,537	570,700

Commitment and Contingencies	-	-
Stockholders’ Equity
Preferred stock, Convertible Series A, Par value $0.001; authorized and issued 100 shares and 100 as of September 30, 2012 and December 31, 2011, respectively;	-	-
Preferred stock, Convertible Series B, Par value $0.001; authorized 24,999,900 shares; issued and outstanding 14,750,000 and 12,750,000 shares as of September 30, 2012 and December 31, 2011, respectively	14,750	12,750
Common stock, Par value $0.001; authorized 350,000,000 shares; issued and outstanding 82,371,853 and 33,848,520 shares as of September 30, 2012 and December 31, 2011, respectively	82,372	33,849
Additional paid-in capital	3,131,305	2,866,428
Accumulated Deficit	(3,433,794)	(2,852,598)
Total Stockholders’ Equity	(205,367)	60,429

Total Liabilities and Stockholders’ Equity	$486,170	$631,129

The accompanying notes are an integral part of the condensed consolidated financial statements.

TERRA TECH CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months EndedSeptember 30,
	2012	2011	2012	2011

Total Revenues	$124,214	$248,549	$400,290	$630,329
Cost of Goods Sold	140,748	192,457	366,801	440,310
	(16,534)	56,092	33,489	190,019
Selling, general and administrative expenses	227,955	420,613	564,348	776,185

Loss from Operations	(244,489)	(364,521)	(530,859)	(586,166)

Loss on property and equipment	(1,322)		(1,322)	-
Interest and financing cost, net	(14,891)	(7,911)	(48,136)	(18,438)
Loss before Provision for Income taxes	(260,702)	(372,432)	(580,317)	(604,604)
Provision for Income Taxes	-	-	879	800
Net Loss applicable to common shareholders	$(260,702)	$(372,432)	$(581,196)	$(605,404)

Net Loss per Common Share Basic and Diluted	$(0.00)	$(0.02)	$(0.01)	$(0.03)

Weighted Average Number of Common Shares Outstanding – Basic And Diluted	82,176,201	19,469,270	75,049,917	18,331,349

The accompanying notes are an integral part of the condensed consolidated financial statements.

TERRA TECH CORP.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	9 Months Ended	9 Months Ended
	September 30, 2012	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(581,196)	$(605,404)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	11,018	11,133
Stock issued for interest expense	-	12,500
Loss on disposal of property and equipment	1,322
Change in accounts receivable and notes receivable reserve	13,500	-
Warrants issued with common stock	135,400	-

Changes in operating assets and liabilities:
Accounts receivable	(71,273)	(33,284)
Inventory	237,682	(135,070)
Prepaid inventory	(7,530)	(270,078)
Notes receivable	-	(22,206)
Deposits	5,000	-
Accounts payable	49,796	34,926
Due to officers	(500)	112,500
Net cash used in operations	(206,781)	(894,983)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	6,293	-
Purchase of property and equipment	-	(28,232)
Net cash used in investing activities	6,293	(28,232)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	229,982	250,000
Payments on notes payable	(150,000)	(100,000)
Proceeds from issuance of notes payable to related parties	44,190	-
Payments on notes payable to related parties	(52,631)	(10,000)
Proceeds from issuance of common stock and warrants	180,000	743,750
Net cash provided by financing activities	251,541	883,750

NET CHANGE IN CASH AND CASH EQUIVALENTS	51,053	(39,465)
CASH AND CASH EQUIVALENTS, beginning of period	9,139	62,171
CASH AND CASH EQUIVALENTS, end of period	$60,192	$22,706

The accompanying notes are an integral part of the condensed consolidated financial statements.

TERRA TECH CORP.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	9 Months	9 Months
	Ended	Ended
	September 30,2012	September 30,2011
SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITES

Cash paid for interest	$-	$-

SUPPLEMENTAL DISCLOSURE FOR FINANCING ACTIVITIES

Common stock issued for interest	$-	$12,500

Warrant expense	$135,400	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Under the terms and conditions of the Agreement and Plan of Merger, the Company sold 33,998,500 shares of common stock of the Company in consideration for all the issued and outstanding shares in GrowOp Technology. The effect of the issuance is that GrowOp Technology shareholders now hold approximately 41.46% of the issued and outstanding shares of common stock of the Company. Separately, TT Acquisitions merged with GrowOp Technology, with the effect that GrowOp Technology is a wholly-owned subsidiary of the Company. Articles of Merger, effecting the merger of GrowOp Technology and TT Acquisitions, were filed with the Secretary of State of the State of Nevada on February 9, 2012.

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

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Accounts Receivable

The Company reviews all outstanding accounts receivable for collectability on a quarterly basis.  An allowance for doubtful accounts is recorded for any amounts deemed uncollectable.  The Company does not accrue interest receivable on past due accounts receivable.  As of September 30, 2012 there was a reserve of $24,076 against the collection of accounts receivable.

Prepaid Inventory

Prepaid inventory represents deposits made to foreign manufacturers for purchase orders of specific inventory.

Notes receivable

Notes receivable due from customers are unsecured loans which assist with the purchase of products.  The notes range from twelve to eighteen months and bear interest at the annual rates of 4% to 9%.  A corresponding reserve is established for any uncollectable interest.  As of September 30, 2012 there was a 100 percent reserve or $29,424 against the collection of notes receivable.

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

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company’s income tax return.  Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company has incurred net operating losses for financial-reporting and tax-reporting purposes.  Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the nine months ended September 30, 2012.

Loss Per Common Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period.  During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock and convertible debt are not considered in the diluted income (loss) per share calculation since the effect would be anti-dilutive.  The results of operations were a net loss for the nine months ended September 30, 2012 therefore the basic and diluted weighted average common shares outstanding were the same.

Recently Issued Accounting Standards

Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.    GOING CONCERN

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing.  Management believes they can raise the appropriate funds needed to support their business plan and develop an operating company which is cash flow positive.

However, the Company has incurred net losses for the nine months ended September 30, 2012 and has accumulated a deficit of approximately $3.43 million at September 30, 2012. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On February 26, 2012, pursuant the Agreement and Plan of Merger, the Company issued an aggregate of 100 shares of Series A Preferred Stock and 14,750,000 shares of Series B Preferred Stock  to Derek Peterson and Amy Almsteier, both of whom are officers and directors of the Company.  The Company offered and sold the shares in reliance on the exemption from registration pursuant to Section 4(2) of Securities Act and Rule 506 of Regulation D promulgated thereunder.

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

	September 30,	December 31,
	2012	2011
Finished Goods	$277,332	$515,014

6.    PROPERTY AND EQUIPMENT

Property and equipment at cost, less accumulated depreciation, at September 30, 2012 consisted of the following:

	September 30,	December 31,
	2012	2011
Furniture	$31,005	$34,421
Equipment	26,022	32,769
Leasehold improvements	10,400	10,400
Subtotal	67,427	77,590
Less accumulated depreciation	(31,241)	(22,771)
Total	$36,186	$54,819

Depreciation expense related to property and equipment for the quarter ended September 30, 2012 was $7,903.

7.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2012	2011
Accounts payable	$42,703	$81,168
Accrued officers’ salary	75,000	37,500
Accrued interest	64,443	19,307
Accrued payroll taxes	37,850	32,225
	$219,996	$170,200

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.    NOTE PAYABLE

Notes payable is as follows:

	September 30,	December 31,
	2012	2011

Senior secured promissory note dated July 15, 2011, issued to an accredited investor, maturing July 15, 2012, bearing interest at a rate of 15% per annum. The maturity date has been extended until October 15, 2012. Principal in the amount of $150,000 was paid during the nine months ended September 30, 2012. Interest shall be paid in cash or common stock at the holders’ option.	$100,000	$250,000

Unsecured promissory demand note dated May 7, 2012, issued to an accredited investor, bearing interest at a rate of 4% per annum. Holder may elect to convert into common stock at $0.75 per share.	5,000	-

Promissory note dated July 15, 2012, issued to an accredited investor, maturing July 15, 2013, bearing interest at a rate of 12% per annum. Principal and interest may be converted into common stock based on the average trading price of the ten days prior to maturity at the holders’ option.	150,000	-

Unsecured promissory demand notes, issued to an accredited investor, bearing interest at a rate of 4% per annum. Holder may elect to convert into common stock at $0.75 per share.	74,982	-
	$329,982	$250,000

The senior secured promissory notes are secured by shares of common stock.  The $100,000 note is secured by 1,500,000 shares of common stock. There is accrued interest of $42,774 as of September 30, 2012.

9.   LOANS FROM RELATED PARTY

Notes payable is as follows:

	September 30,	December 31,
	2012	2011

Unsecured promissory note dated December 2, 2011 and due December 2, 2012, issued to an entity controlled by Michael James an officer of the Company, bearing interest at a rate of 15% per annum. Interest shall be paid in cash or common stock at the holders’ option. Principal in the amount of $20,000 has been paid during the nine months ended September 30, 2012,	$40,000	$50,000

Unsecured promissory note dated December 2, 2011 and due December 2, 2012, issued to Michael Nahass a director of the Company, bearing interest at a rate of 15% per annum. Interest shall be paid in cash or common stock at the holders’ option. Principal in the amount of $2,000 has been paid during the nine months ended Sepotember 30, 2012.	98,000	100,000

Unsecured demand note dated April 3, 2012, issued to Amy Almsteier an officer and director of the Company, bearing interest at a rate of 15% per annum. Interest shall be paid in cash or common stock at the holders’ option. Principal in the amount of $10,500 has been paid during the nine months ended September 30, 2012,	800	-

Unsecured demand note dated May 1, 2012 issued to Derek Peterson an officer and director of the Company, bearing interest at a rate of 15% per annum. Interest shall be paid in cash or common stock at the holders’ option. Principal in the amount of $131 has been paid during the nine months ended September 30, 2012.	2,759	-
	$141,559	$150,000

The unsecured demand notes due to related parties have accrued interest of $21,669 as of September 30, 2012.

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. CAPITAL STOCK

Preferred Stock

The Company has authorized 25 million shares of preferred stock with $0.001 par value, of which there were 100 shares of Series A Convertible Preferred Stock outstanding as of September 30, 2012.  Series A Convertible Preferred Stock is convertible on a one-for-one basis into common stock and has all of the voting rights that the holders of our common stock has.

On February 26, 2012, pursuant the Agreement and Plan of Merger, the Company issued an aggregate of 100 shares of Series A Preferred Stock to Derek Peterson and Amy Almsteier in exchange of their Series A Preferred Stock of GrowOp Technology, both of whom are officers and directors of the Company.

There were 14,750,000 shares of Series B Convertible Preferred Stock outstanding as of September 30, 2012.  The Series B Convertible Preferred shares will vote with the common stock of the Company, be equal to 100 votes of common stock and be convertible into shares of common stock of the Company and a 1-for-5.384325537.

On February 26, 2012, pursuant the Agreement and Plan of Merger, the Company issued an aggregate of 14,750,000 shares of Series B Preferred Stock  to Derek Peterson and Amy Almsteier in exchange of their Series B Preferred Stock of GrowOp Technology, both of whom are officers and directors of the Company.

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL STOCK, Continued

Common Stock

The Company has authorized 350 million shares of common stock with $0.001 par value, of which there were issued and outstanding 82,371,853 as of September 30, 2012.

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

On August 23, 2012 the Company sold 333,333 common shares to an accredited investor for $100,000.  The investor also received 333,333 warrants to purchase common stock at $0.40 per share.

11. WARRANTS

The Company has the following shares of common stock reserved for the warrants outstanding as of September 30, 2012:

	September 30, 2012
	Shares	Weighted Average Exercise Price
Warrants outstanding – beginning of year	6,188,400	$0.35
Warrants exercised	-	-
Warrants granted	523,333	0.45
Warrants expired	-	-
Warrants outstanding – end of period	6,711,733	$0.35

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WARRANTS, Continued

The weighted exercise price and weighted fair value of the warrants granted by the Company as of September 30, 2012, are as follows:

	September 30, 2012
	Weighted Average Exercise Price	Weighted Average Fair Value

Weighted average of warrants granted during the nine months whose exercise price exceeded fair market value at the date of grant	$0.45	$0.26

Weighted average of warrants granted during the nine months whose exercise price was equal or lower than fair market value at the date of grant	$-	$-

The following table summarizes information about fixed-price warrants outstanding:

	Number	Average
Range of	Outstanding at	Remaining	Weighted
Exercise	March 31,	Contractual	Average
Prices	2012	Life	Exercise Price
$0.33	5,588,400	24 Months	$0.33
$0.46	600,000	35 Months	$0.46
$0.46	150,000	40 Months	$0.46
$0.85	40,000	31 Months	$0.85
$0.40	333,333	35 Months	$0.40
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

For the warrants issued in August 2012, the Company valued the warrants utilizing the black schools method with the following inputs: stock price of $0.54, exercise price of $0.40, volatility of 100.43%, years 3, treasury bond rate 3.5% and dividend rate of 0%.

The warrant expense of $135,400 was based on the Black Scholes calculation which was expensed during the nine months ended September 30, 2012.

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.  OPERATING LEASE COMMITMENTS

The Company leases certain office and industrial warehouse space on a month-to-month basis.

The terms of the month to month lease provide for a rental fee of $5,000 per month through April 15, 2012.  Beginning on April 15, 2012 the month-to-month rent was increased to $6,300.  The Company moved from it’s location from Oakland, CA.  On July 9, 2012 the Company entered into a two year lease for certain office and warehouse space in Lake Forest, California.  The monthly rent is $3,025 for the first year and will increase to $3,300 for the second year.  Net rent expense for the Company for the nine months ended September 30, 2012 was $45,821.

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

As of September 30, 2012, there was no accrual recorded for any potential losses related to pending litigation.

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

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RELATED PARTY TRANSACTIONS, Continued

During the nine month period ended September 30, 2012, the Company accrued an additional $37,500 of compensation for the services provided by the officers.  As of September 30, 2012 the officers were owed a total of $75,000 in accrued compensation.

During the nine months ended September 30, 2012, officers and directors of the Company had loaned the Company $44,190 and were paid back $52,631.  As of September 30, 2012 the total amount owed to the officers and directors was $141,559.

15. SUBSEQUENT EVENTS

On October 22, 2012 the Company issued an unsecured promissory demand note in the amount of $5,000 to an accredited investor, bearing interest at a rate of 4% per annum.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Under the terms and conditions of the Agreement and Plan of Merger, the Company sold 33,998,500 shares of common stock of the Company in consideration for all the issued and outstanding shares in GrowOp Technology. The effect of the issuance is that GrowOp Technology shareholders now hold approximately 41.46% of the issued and outstanding shares of common stock of the Company. Separately, TT Acquisitions merged with GrowOp Technology, with the effect that GrowOp Technology is a wholly-owned subsidiary of the Company. Articles of Merger, effecting the merger of GrowOp Technology and TT Acquisitions, were filed with the Secretary of State of the State of Nevada on February 9, 2012.

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

Results of Operations for the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011:

Total revenues generated from the sales of the Company’s products for the quarter ended September 30, 2012 totaled $124,214, a decrease of $124,335 from the quarter ended September 30, 2011 which totaled $248,549.  The primary reason was due the improper mix of inventory required by the customers.  .

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the quarter ended September 30, 2012 amounted to a negative $16,534 for a negative 13% gross margin.  Gross profits decreased $72,626 for the quarter ended September 30, 2012 compared to $56,092 for the quarter ended September 30, 2011.  The decrease in the gross margin was due to management lowering the selling price of certain products so that cash would be raised to buy the proper inventory which the customers were demanding.

Selling, general and administrative expenses for the quarter ended September 30, 2012 were  $227,955, a decrease of $192,658 from the quarter ended September 30, 2011 which totaled $420,613.  The major decreases were from subcontracting fees which decreased $110,530 for work which is now being performed by individuals within the company.  Professional fees decreased $44,610, due to better cost controls.  Research and development decreased $46,367 due to fewer  new products being developed in 2012.

Interest expense totaled $14,891 for the quarter ended September 30, 2012 versus$7,911 in the quarter ended September 30, 2011.  The increase is due to the debt outstanding.

The net result for the quarter ended September 30, 2012 was a loss of $260,702 or $0.00 per share compared to a loss of $372,432 or $0.02 for the quarter ended September 30, 2011.  The primary reason for the loss was due to redued sales caused by not having the proper inventory which was demanded by the customers.

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

Results of Operations for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011:

Total revenues generated from the sales of the Company’s products for the nine months ended September 30, 2012 totaled $400,290, a decrease of $230,039 from the nine months ended September 30, 2011 which totaled $630,329.  The primary reason was due the improper mix of inventory required by the customers.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the nine months ended September 30, 2012 amounted to a $33,489 for a 8% gross margin.  Gross profits decreased $156,530 or 82% for the nine months ended September 30, 2012 compared to $190,019 for the nine months ended September 30, 2011.  The decrease in the gross margin was due to management lowering the selling price of certain products so that cash would be raised to buy the proper inventory which the customers were demanding.

Selling, general and administrative expenses for the nine months ended September 30, 2012 were $564,348, a decrease of $211,837 from the nine months ended September 30, 2011 which totaled $776,185.  The major decrease was from subcontracting fees which decreased $151,824 for work which is now being performed by individuals within the company.  The officers’ salary decreased by $75,000 due to reductions taken.

Interest expense totaled $48,136 for the nine months ended September 30, 2012 compared to $18,438 in the nine months ended September 30, 2011.  The increase is due to the more debt outstanding for the nine months ended September 30, 2012.

The net result for the nine months ended September 30, 2012 was a loss of $581,196 or $0.01 per share compared to a loss of $605,404 or $0.03 for the nine months ended September 30, 2011.  The primary reason for the loss was due to redued sales caused by not having the proper inventory which was demanded by the customers.

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

The Company incurred net losses for the nine months ended September 30, 2012 and has accumulated a deficit of $3,433,794 at September 30, 2012. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has never reported Net Income.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

The Company’s business operations generally have been financed by debt investments through promissory notes with accredited investors and equity investments in the common stock of the Company by accredited investors.  During the nine months of 2012, the Company obtained new debt from the issuance of unsecured promissory notes that supplied the funds that were needed to finance operations during the reporting period.  Such new borrowings resulted in the receipt by the Company of $64,172.  The Company also issued 523,333 shares of common stock for $180,000.  While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve.  As a result, the Company’s financial position at the end of the reporting period showed a working capital deficit of $241,553.  During the first nine months of 2012 the Company obtained new financing sufficient to fund ongoing working capital requirements.  We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2012.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Number	Description

2.1	Agreement and Plan of Merger (1)
2.2	Articles of Merger (1)
3.1.1	Articles of Incorporation (2)
3.1.2	Certificate of Change
3.1.3	Certificate of Amendment (1)
3.1.4	Certificate of Designation for Series A Preferred Stock (3)
3.1.5	Certificate of Designation for Series B Preferred Stock (3)
3.2	Bylaws (2)
10.1	Memorandum of Understanding, dated July 30, 2012, by and between Terra Tech Corp. and The Edible Farm Project.
10.2	Memorandum of Understanding, dated July 30, 2012, by and between Terra Tech Corp. and Family Hydroponics.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

TERRA TECH CORP.
(Name of Registrant)

Date: November 19, 2012	By:	/s/ Derek Peterson
Name: Derek Peterson
Title: President and Chief Executive Officer

Date: November 19, 2012	By:	/s/ Michael James
Name: Michael James
Title: Chief Financial Officer

EXHIBIT INDEX

Number	Description

2.1	Agreement and Plan of Merger (1)
2.2	Articles of Merger (1)
3.1.1	Articles of Incorporation (2)
3.1.2	Certificate of Change
3.1.3	Certificate of Amendment (1)
3.1.4	Certificate of Designation for Series A Preferred Stock (3)
3.1.5	Certificate of Designation for Series B Preferred Stock (3)
3.2	Bylaws (2)
10.1	Memorandum of Understanding, dated July 30, 2012, by and between Terra Tech Corp. and The Edible Farm Project.
10.2	Memorandum of Understanding, dated July 30, 2012, by and between Terra Tech Corp. and Family Hydroponics.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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