Form 10-Q/A
period 2012-03-31
Terra Tech Corp.
filed 2012-11-27
CIK 1451512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No, 1
To
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

TERRA TECH CORP.
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2012

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A (this Form 10-Q/A) to amend our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the Original Filing), as originally filed with the Securities and Exchange Commission (the SEC) on May 21, 2012 (the Original Filing Date) to reflect a restatement of the following previously filed financial statements and data (and related disclosures):

●	our condensed consolidated balance sheet as of March 31, 2012 and December 31, 2011, as discussed in Note 2 to the financial statements included in Item 1 of this 10-Q/A;

●
our condensed consolidated statements of operations and cash flows for the three months ended March 31, 2012, and March 31, 2011 as discussed in Note 2 to the financial statements included in Item 1 of this Form 10-Q/A; and

●	our managements discussion and analysis of financial condition and results of operations as of and for the three months ended March 31, 2012 as discussed in Item 2 of this Form10-Q/A.

The restatement corrects the accounting treatment for the merger entered into on February 9, 2012 under the Agreement and Plan of Merger. The Company treated the convertible Series A Preferred Stock and the convertible Series B Preferred Stock as an expense in 2012 whereby it was a exchange of stock. The restatement reflects the change. The Company did not include the operations of GrowOp Technology Ltd. in the financials for the first quarter of 2011. The restatement reflects the change.

In connection with the restatement of our financial statements described herein, we have reported an additional material weakness in our internal controls and procedures with regard to the evaluation of, and accounting for, mergers. Due to these material weaknesses, our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures continue not to be effective as of the end of the period covered by this report. For more information, see Item 4 included in this Form 10-Q/A.

Although this Form 10-Q/A supersedes the Original Filing in its entirety, this Form 10-Q/A amends and restates only Items 1, 2 and 4 of Part I and the two risk factors set forth in Item 1A of Part II marked with an asterisk, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. This Form 10-Q/A speaks as of the Original Filing Date and does not reflect any events that may have occurred subsequent to the Original Filing Date. In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as a result of this Form 10-Q/A, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

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

PART I. FINANCIAL INFORMATION

ITEM   1.  CONSOLIDATED FINANCIAL STATEMENTS.

TERRA TECH CORP.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2012	2011

Assets
Current Assets:
Cash	$14,873	$9,139
Accounts receivable, net	108,400	32,381
Inventories, net	363,228	515,014
Current portion of notes receivable, net of allowance	-	-
Prepaid Inventory	24,951	14,776
Total Current Assets	511,452	571,310
Property and equipment, net	50,575	54,819
Deposits	5,000	5,000
Total Assets	$567,027	$631,129

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$206,226	$170,200
Note payable	250,000	250,000
Loans from Related Party	175,000	150,000
Due to officers	-	500
Total Current Liabilities	631,226	570,700

Commitment and Contingencies
Stockholders' Equity
Preferred stock, Convertible Series A, Par value $0.001;
authorized and issued 100 shares as of March 31, 2012
and December 31, 2011 respectively	-	-

Preferred stock, Convertible Series B, Par value $0.001;
authorized 24,999,900 shares; issued and outstanding
14,750,000 and 12,750,000 shares as of March 31, 2012
and December 31, 2011, respectively	14,750	12,750

Common stock, Par value $0.001; authorized 350,000,000
shares; issued 81,998,520 and 33,848,520 shares as
of March 31, 2012 and Decemebr 31, 2011, respectively	81,999	33,849
Additional paid-in capital	2,881,278	2,866,428
Accumulated Deficit	(3,042,226)	(2,852,598)
Total Stockholders' Equity	(64,199)	60,429

Total Liabilities and Stockholders' Equity	$567,027	$631,129

The accompanying notes are an integral part of the condensed consolidated financial statements.

TERRA TECH CORP.
CONDENSED STATEMENTS OF OPERATIONS

	3 Months	3 Months
	Ended	Ended
	March 31, 2012	March 31, 2011

Total Revenues	$211,891	$243,936
Cost of Goods Sold	196,926	210,578
	14,965	33,358
Selling, general and administrative expenses	187,748	123,489
Loss from operations	(172,783)	(90,131)

Other Income (Expenses)
Interest Expense	(15,967)	(10,527)
Total Other Income (Expense)	(15,967)	(10,527)
Loss before Provision of Income Taxes	(188,750)	(100,658)
Provision for income taxes	878	-
Net Loss applicable to common shareholders	$(189,628)	$(100,658)

Net Loss per Common Share Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	69,695,760	16,956,853

The accompanying notes are an integral part of the condensed consolidated financial statements.

TERRA TECH CORP.
CONDENSED STATEMENT OF CASH FLOWS

	3 Months	3 Months
	Ended	Ended
	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(189,628)	$(100,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,244	3,020
Warrants issued with common stock	15,000	-

Changes in operating assets and liabilities:
Accounts receivable	(76,019)	(45,315)
Inventory	151,786	(10,277)
Prepaid inventory	(10,175)	(4,181)
Notes receivable	-	(5,765)
Accounts payable	36,026	102,997
Due to officers	(500)	37,500
Net cash used in operations	(69,266)	(22,679)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(5,259)
Net cash used in investing activities	-	(5,259)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable to related parties	30,000	-
Payments on notes payable	-	(100,000)
Payments on notes payable to related parties	(5,000)	-
Proceeds from issuance of common stock and warrants	50,000	183,750
Net cash provided by financing activities	75,000	83,750

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,734	55,812
CASH AND CASH EQUIVALENTS, beginning of period	9,139	62,171
CASH AND CASH EQUIVALENTS, end of period	$14,873	$117,983

The accompanying notes are an integral part of the condensed consolidated financial statements.

TERRA TECH CORP.
CONDENSED STATEMENT OF CASH FLOWS

	3 Months	3 Months
	Ended	Ended
	March 31, 2012	March 31, 2011
SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITES

Cash paid for interest	$-	$-

SUPPLEMENTAL DISCLOSURE FOR FINANCING ACTIVITES

Warrant expense	$15,000	$-

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

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Accounts Receivable

The Company reviews all outstanding accounts receivable for collectability on a quarterly basis.  An allowance for doubtful accounts is recorded for any amounts deemed uncollectable.  The Company does not accrue interest receivable on past due accounts receivable.  There was an allowance of $6,041 at March 31, 2012 and December 31, 2011.

Prepaid Inventory

Prepaid inventory represents deposits made to foreign manufacturers for purchase orders of specific inventory.

Notes receivable

Notes receivable due from customers are unsecured loans which assist with the purchase of products.  The notes range from twelve to eighteen months and bear interest at the annual rates of 4% to 9%.  A corresponding reserve is established for any uncollectable interest.  There was a reserve of $29,424 against the collection of notes receivable at March 31, 2012 and December 31, 2011.

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

2.  RESTATEMENT OF CONDENSED FINANCIAL STATEMENTS

Subsequent to the issuance of our condensed financial statements for the quarter ended March 31, 2012, we have re-evaluated our interpretation of the merger set forth in the Agreement and Plan of Merger dated February 9, 2012 and have determined that the exchange of the Series A Preferred Stock and the Series B Preferred Stock should not have been expensed in the quarter ended March 31, 2012.  We have also determined that the operations for GrowOp Technology should have been included in the quarter ended March 31, 2011.

The effect of this restatement is to change previously reported expenses, net loss and loss per share for the three months ended March 31, 2012 and 2011.

Impact of the restatement on our Condensed Financial Statements

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESTATEMENT OF CONDENSED FINANCIAL STATEMENTS, Continued

Our condensed financial statements presented in this Quarterly Report on Form 10-Q/A has been restated to reflect the impact from the restatement adjustments described above as follows:

RECONCILIATION OF CONDENSED BALANCE SHEETS

	As of March 31, 2012
	As
	Reported			As
	Previously	Adjustments		Restated

Assets
Current Assets:
Cash	$14,873	$		$14,873
Accounts receivable, net	126,456		(18,056)	108,400
Inventories, net	363,228			363,228
Current portion of notes receivable, net of allowance	9,424		(9,424)	-
Prepaid Inventory	13,461		11,490	24,951
Total Current Assets	527,442		(15,990)	511,452
Property and equipment, net	51,286		(711)	50,575
Deposits	5,000			5,000
Total Assets	$583,728		$(16,701)	$567,027

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$576,328		$(370,102)	$206,226
Note payable	250,000			250,000
Loans from Related Party	175,000			175,000
Due to officers	-			-
Total Current Liabilities	1,001,328		(370,102)	631,226

Commitment and Contingencies
Stockholders' Equity
Preferred stock, Convertible Series A, Par value $0.001;
authorized and issued 100 shares as of March 31, 2012	-			-
Preferred stock, Convertible Series B, Par value $0.001;
authorized 24,999,900 shares; issued and outstanding
14,750,000 shares as of March 31, 2012	14750			14,750
Common stock, Par value $0.001; authorized 350,000,000
shares; issued 81,998,520 shares as of March 31, 2012	81999			81,999
Additional paid-in capital	20837044		(17,955,766)	2,881,278
Accumulated Deficit	(21351393)		18,309,167	(3,042,226)
Total Stockholders' Equity	(417,600)		353,401	(64,199)

Total Liabilities and Stockholders' Equity	$583,728		$(16,701)	$567,027

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESTATEMENT OF CONDENSED FINANCIAL STATEMENTS, Continued

RECONCILIATION OF CONDENSED BALANCE SHEETS

	As of December 31, 2011
	As
	Reported		As
	Previously	Adjustments	Restated

Assets
Current Assets:
Cash	$10,217	$(1,078)	$9,139
Accounts receivable, net	34,191	(1,810)	32,381
Inventories, net	417,115	97,899	515,014
Current portion of notes receivable, net of allowance	38,656	(38,656)	-
Prepaid Inventory	3,938	10,838	14,776
Total Current Assets	504,117	67,193	571,310
Property and equipment, net	55,541	(722)	54,819
Deposits	5,000		5,000
Total Assets	$564,658	$66,471	$631,129

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$420,636	$(250,436)	$170,200
Note payable	250,000		250,000
Loans from Related Party	150,000		150,000
Due to officers	118,792	(118,292)	500
Total Current Liabilities	939,428	(368,728)	570,700

Commitment and Contingencies
Stockholders' Equity
Preferred stock, Convertible Series A, Par value $0.001;
authorized and issued 100 shares as of March 31, 2012	-		-
Preferred stock, Convertible Series B, Par value $0.001;
authorized 24,999,900 shares; issued and outstanding
14,750,000 shares as of March 31, 2012	-	12,750	12,750
Common stock, Par value $0.001; authorized 350,000,000
shares; issued 81,998,520 shares as of March 31, 2012	48,000	(14,151)	33,849
Additional paid-in capital	4,275,300	(1,408,872)	2,866,428
Accumulated Deficit	(4,698,070)	1,845,472	(2,852,598)
Total Stockholders' Equity	(374,770)	435,199	60,429

Total Liabilities and Stockholders' Equity	$564,658	$66,471	$631,129

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESTATEMENT OF CONDENSED FINANCIAL STATEMENTS, Continued

RECONCILIATION OF CONDENSED STATEMENT OF OPERATIONS

	As of March 31, 2012			As of March 31, 2011
	As			As
	Reported		As	Reported		As
	Previously	Adjustments	Restated	Previously	Adjustments	Restated

Total Revenues	$218,905	$(7,014)	$211,891	$-	$243,936	$243,936
Cost of Goods Sold	136,430	60,496	196,926	-	210,578	210,578
	82,475	(67,510)	14,965	-	33,358	33,358
Selling, general and administrative expenses	16,718,953	(16,531,205)	187,748	3,798	119,691	123,489
Loss from operations	(16,636,478)	16,463,695	(172,783)	(3,798)	(86,333)	(90,131)

Other Income (Expenses)
Interest Expense	(15,967)		(15,967)	-	(10,527)	(10,527)
Total Other Income (Expense)	(15,967)	-	(15,967)	-	(10,527)	(10,527)
Loss before Provision of Income Taxes	(16,652,445)	16,463,695	(188,750)	(3,798)	(96,860)	(100,658)
Provision for income taxes	878		878	-		-
Net Loss applicable to common shareholders	$(16,653,323)	$16,463,695	$(189,628)	$(3,798)	$(96,860)	$(100,658)

Net Loss per Common Share Basic and Diluted	$(0.24)	$0.24	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	69,695,760	69,695,760	69,695,760	10,320,000	6,636,853	16,956,853

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESTATEMENT OF CONDENSED FINANCIAL STATEMENTS, Continued

RECONCILIATION OF CONDENSED STATEMENT OF CASH FLOW

	As of March 31, 2012			As of March 31, 2011
	As			As
	Reported		As	Reported		As
	Previously	Adjustments	Restated	Previously	Adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(16,653,323)	$16,463,695	$(189,628)	$(3,798)	$(96,860)	$(100,658)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	4,255	(11)	4,244		3,020	3,020
Change in notes receivable reserve	20,000	(20,000)	-			-
Warrants issued with common stock	15,000		15,000			-
Preferred stock issued for compensation	16,277,200	(16,277,200)	-			-

Changes in operating assets and liabilities:
Accounts receivable	(92,265)	16,246	(76,019)		(45,315)	(45,315)
Inventory	53,887	97,899	151,786		(10,277)	(10,277)
Prepaid inventory	(9,523)	(652)	(10,175)	187	(4,368)	(4,181)
Notes receivable	9,232	(9,232)	-		(5,765)	(5,765)
Accounts payable	305,693	(269,667)	36,026	1,229	101,768	102,997
Due to officers	(500)	-	(500)		37,500	37,500
Net cash used in operations	(70,344)	1,078	(69,266)	(2,382)	(20,297)	(22,679)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment			-	-	(5,259)	(5,259)
Net cash used in investing activities	-	-	-	-	(5,259)	(5,259)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable to
related parties	30,000		30,000		-	-
Payments on notes payable	(5,000)		(5,000)		(100,000)	(100,000)
Payments on notes payable to related parties			-		-	-
Proceeds from issuance of common stock and
warrants	50,000		50,000		183,750	183,750
Net cash provided by financing activities	75,000	-	75,000	-	83,750	83,750

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,656	1,078	5,734	(2,382)	58,194	55,812
CASH AND CASH EQUIVALENTS, beginning of period	10,217	(1,078)	9,139	2,447	59,724	62,171
CASH AND CASH EQUIVALENTS, end of period	$14,873	$-	$14,873	65	117,918	117,983

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. GOING CONCERN

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing.  Management believes they can raise the appropriate funds needed to support their business plan and develop an operating company which is cash flow positive.

However, the Company has incurred net losses for the three months ended March 31, 2012 and has accumulated a deficit of approximately $3.04 million at March 31, 2012. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The condensed financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

4.   CONCENTRATIONS OF BUSINESS AND CREDIT RISK

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

5. REVERSE MERGER

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

On February 26, 2012, pursuant the Agreement and Plan of Merger, the Company issued an aggregate of 100 shares of Series A Preferred Stock and 14,750,000 shares of Series B Preferred Stock  to Derek Peterson and Amy Almsteier, both of whom are officers and directors of the Company.  The Company exchanged the shares for the Series A Preferred Stock and shares of Series B Preferred Stock issued by GrowOp Technology.

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.  INVENTORIES

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

	March 31,	December 31,
	2012	2011
Finished Goods	$363,228	$515,014

7. PROPERTY AND EQUIPMENT

Property and equipment at cost, less accumulated depreciation, at March 31, 2012 consisted of the following:

	March 31,	December 31,
	2012	2011
Furniture	$34,421	$34,421
Equipment	32,769	32,769
Leasehold improvements	10,400	10,400
Subtotal	77,590	77,590
Less accumulated depreciation	(27,015)	(22,771)
Total	$50,575	$54,819

Depreciation expense related to property and equipment for the quarter ended March 31, 2012 was $4,255 and for the quarter ended March 31, 2011 was $3,020.

8.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2012	2011
Accounts payable	$55,103	$81,168
Accrued officers’ salary	75,000	37,500
Accrued interest	35,273	19,307
Accrued payroll taxes	37,850	32,225
Accrued professional fees	3,000	-
	$206,226	$170,200

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.  NOTE PAYABLE

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

10.  LOANS FROM RELATED PARTY

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

11. CAPITAL STOCK

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

On February 9, 2012, at the closing of the Agreement and Plan of Merger, the Company issued an aggregate of 33,998,520 shares of our common stock to the former stockholders of GrowOp Technology

TERRA TECH CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

12. WARRANTS

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

13.  OPERATING LEASE COMMITMENTS

The Company leases certain office and industrial warehouse space on a month-to-month basis.

The terms of the month to month lease provide for a rental fee of $5,000 per month through April 15, 2012.  Beginning on April 15, 2012 the month-to-month rent was increased to $6,300.  Net rent expense for the Company for the three months ended March 31, 2012 was $15,000.

14. LITIGATION AND CLAIMS

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

15. RELATED PARTY TRANSACTIONS

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

During the three month period ended March 31, 2012, the Company accrued an additional $37,500 of compensation for the services provided by the officers.  As of March 31, 2012 the officers were owed a total of $75,000 in accrued compensation.

During the quarter ended March 31, 2012, officers and directors of the Company had loaned the Company $30,000 and were paid back $5,000.  As of March 31, 2012 the total amount owed to the officers and directors was $175,000.

16. SUBSEQUENT EVENTS

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

Results of Operations for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011:

Total revenues generated from the sales of the Company’s products for the quarter ended March 31, 2012 totaled $211,891, a decrease of $32,045 from the quarter ended March 31, 2011 which totaled $243,936.  The primary reason was due the improper mix of inventory required by the customers.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the quarter ended March 31, 2012 amounted to a negative $14,965 for a 7% gross margin.  Gross profits decreased $18,393 or 55% for the quarter ended March 31, 2012 compared to $33,358 for the quarter ended March 31, 2011.  The decrease in the gross margin was due to management lowering the selling price of certain products so that cash would be raised to buy the proper inventory which the customers were demanding.

Selling, general and administrative expenses for the quarter ended March 31, 2012 were $187,748, an increase of $64,259 from the quarter ended March 31, 2011 which totaled $123,489.  The major increases were from consultant fees which increased $40,215 due to new product design, sales consultants increased $6,750 for the sale of new products, an increase of $5,923 in legal fees in concetion with the merger and warrant expense in the amount of $15,000 for the newly issued warrants.

Interest expense totaled $15,967 for the quarter ended March 31, 2012 versus $10,527 in the quarter ended March 31, 2011.  The increase is due to more debt outstanding in the quarter ended March 31, 2012..

The net result for the quarter ended March 31, 2012 was a loss of $189,628 or $0.00 per share compared to a loss of $100,658 or $0.01 for the quarter ended March 31, 2011.  The primary reason for the loss was due to reduced sales caused by not having the proper inventory which was demanded by the customers.

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

The Company incurred net losses for the three months ended March 31, 2012 and has accumulated a deficit of $3,042,226 at March 31, 2012. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has never reported Net Income.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

The Company’s business operations generally have been financed by debt investments through promissory notes with accredited investors and equity investments in the common stock of the Company by accredited investors.  During the three months of 2012, the Company obtained new debt from the issuance of unsecured promissory notes that supplied the funds that were needed to finance operations during the reporting period.  Such new borrowings resulted in the receipt by the Company of $30,000.  The Company also issued 150,000 shares of common stock for $50,000.  While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve.  As a result, the Company’s financial position at the end of the reporting period showed a working capital deficit of $119,774.  During the first three months of 2012 the Company obtained new financing sufficient to fund ongoing working capital requirements.  We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow.

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
_____________
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

TERRA TECH CORP.
(Name of Registrant)

Date: November 27, 2012	By:	/s/ Derek Peterson
Derek Peterson
President and Chief Executive Officer

Date: November 27, 2012	By:	/s/ Michael James
Michael James
Chief Financial Officer

EXHIBIT INDEX

Number	Description

2.1	Agreement and Plan of Merger (1)
2.2	Articles of Merger (1)
3.1.1	Articles of Incorporation (2)
3.1.2	Certificate of Change
3.1.3	Certificate of Amendment (1)
3.1.4	Certificate of Designation for Series A Preferred Stock (3)
3.1.5	Certificate of Designation for Series B Preferred Stock (3)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_____________
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