Form 10-Q/A
period 2012-03-31
Terra Tech Corp.
filed 2013-01-10
CIK 1451512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2
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

_______________________________________________________________
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

TERRA TECH CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2012

Explanatory Note

We are filing this Amendment No. 2 on Form 10-Q/A (this “Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the “Original Filing”), as originally filed with the Securities and Exchange Commission (the “SEC”) on May 21, 2012 (the “Original Filing Date”) to reflect a restatement of the following previously filed financial statements and data (and related disclosures):

•	our condensed consolidated balance sheet as of March 31, 2012 and December 31, 2011, as discussed in Note 2 to the financial statements included in Item 1 of this 10-Q/A;

•
our condensed consolidated statements of operations and cash flows for the three months ended March 31, 2012, and March 31, 2011 as discussed in Note 2 to the financial statements included in Item 1 of this Form 10-Q/A; and

•	our management’s discussion and analysis of financial condition and results of operations as of and for the three months ended March 31, 2012 as discussed in Item 2 of this Form10-Q/A.

The restatement corrects the accounting treatment for the merger entered into on February 9, 2012 under the Agreement and Plan of Merger.  The Company treated the convertible Series A Preferred Stock and the convertible Series B Preferred Stock as an expense in 2012 whereby it was an exchange of stock.  The Company did not properly reflect the goodwill and the impairment of goodwill in the financials for the first quarter of 2012.  The restatement reflects the changes.  The Company did not include the operations of GrowOp Technology Ltd. in the financials for the first quarter of 2011.  The restatement reflects the change.

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

PART I. FINANCIAL INFORMATION

ITEM   1.  CONSOLIDATED FINANCIAL STATEMENTS.

TERRA TECH CORP.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	Restated	Restated
	Unaudited
Assets
Current Assets:
Cash	$14,873	$9,139
Accounts receivable, net	108,400	32,381
Inventories, net	363,228	515,014
Current portion of notes receivable, net of allowance	-	-
Prepaid Inventory	24,951	14,776
Total Current Assets	511,452	571,310
Property and equipment, net	50,575	54,819
Deposits	5,000	5,000
Total Assets	$567,027	$631,129

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$226,226	$170,200
Note payable	250,000	250,000
Loans from Related Party	175,000	150,000
Due to officers	-	500
Total Current Liabilities	651,226	570,700

Commitment and Contingencies
Stockholders' Equity
Preferred stock, Convertible Series A, Par value $0.001;
authorized and issued 100 shares as of March 31, 2012
and December 31, 2011 respectively	-	-

Preferred stock, Convertible Series B, Par value $0.001;
authorized 24,999,900 shares; issued and outstanding
14,750,000 and 12,750,000 shares as of March 31, 2012
and December 31, 2011, respectively	14,750	12,750

Common stock, Par value $0.001; authorized 350,000,000
shares; issued 81,998,520 and 33,848,520 shares as
of March 31, 2012 and Decemebr 31, 2011, respectively	81,999	33,849
Additional paid-in capital	7,881,278	2,866,428
Accumulated Deficit	(8,062,226)	(2,852,598)
Total Stockholders' Equity	(84,199)	60,429

Total Liabilities and Stockholders' Equity	$567,027	$631,129

The accompanying notes are an integral part of the condensed financial statements.

TERRA TECH CORP.
CONDENSED STATEMENT OF OPERATIONS
Unaudited

	3 Months	3 Months
	Ended	Ended
	March 31, 2012	March 31, 2011
	Restated	Restated

Total Revenues	$211,891	$243,936
Cost of Goods Sold	196,926	210,578
	14,965	33,358
Selling, general and administrative expenses	407,783	123,489
Impairment of goodwill	4,799,965	-
Loss from operations	(5,192,783)	(90,131)

Other Income (Expenses)
Interest Expense	(15,967)	(10,527)
Total Other Income (Expense)	(15,967)	(10,527)
Loss before Provision of Income Taxes	(5,208,750)	(100,658)
Provision for income taxes	878	-
Net Loss applicable to common shareholders	$(5,209,628)	$(100,658)

Net Loss per Common Share Basic and Diluted	$(0.07)	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	69,695,760	16,956,853

The accompanying notes are an integral part of the condensed financial statements.

TERRA TECH CORP.
CONDENSED STATEMENT OF CASH FLOWS
Unaudited

	3 Months	3 Months
	Ended	Ended
	March 31, 2012	March 31, 2011
	Restated	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(5,209,628)	$(100,658)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	4,244	3,020
Warrants issued with common stock	15,000	-
Preferred Stock issued for compensation	200,000
Impairment of goodwill	4,799,965

Changes in operating assets and liabilities:
Accounts receivable	(76,019)	(45,315)
Inventory	151,786	(10,277)
Prepaid inventory	(10,175)	(4,181)
Notes receivable	-	(5,765)
Accounts payable	56,026	102,997
Due to officers	(500)	37,500
Net cash used in operations	(69,301)	(22,679)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(5,259)
Cash assumed in reverse merger	35	-
Net cash used in investing activities	35	(5,259)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable to
related parties	30,000	-
Payments on notes payable	-	(100,000)
Payments on notes payable to related parties	(5,000)	-
Proceeds from issuance of common stock and
warrants	50,000	183,750
Net cash provided by financing activities	75,000	83,750

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,734	55,812
CASH AND CASH EQUIVALENTS, beginning	9,139	62,171
of period
CASH AND CASH EQUIVALENTS, end of period	$14,873	$117,983

The accompanying notes are an integral part of the condensed financial statements.

TERRA TECH CORP.
CONDENSED STATEMENT OF CASH FLOWS
Unaudited

	3 Months	3 Months
	Ended	Ended
	March 31, 2012	March 31, 2011
	Restated	Restated
SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITES

Cash paid for interest	$-	$-

SUPPLEMENTAL DISCLOSURE FOR FINANCING ACTIVITES

Warrant expense	$15,000	$-

The accompanying notes are an integral part of the condensed financial statements.

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

Impact of the restatement on our Condensed Financial Statements

Our condensed financial statements presented in this Quarterly Report on Form 10-Q/A has been restated to reflect the impact from the restatement adjustments described above as follows:

RECONCILIATION OF CONDENSED BALANCE SHEETS
Unaudited

	As of March 31, 2012
	As
	Reported			As
	Previously	Adjustments		Restated

Assets
Current Assets:
Cash	$14,873	$		$14,873
Accounts receivable, net	126,456		(18,056)	108,400
Inventories, net	363,228			363,228
Current portion of notes receivable, net of allowance	9,424		(9,424)	-
Prepaid Inventory	13,461		11,490	24,951
Total Current Assets	527,442		(15,990)	511,452
Property and equipment, net	51,286		(711)	50,575
Deposits	5,000			5,000
Total Assets	$583,728		$(16,701)	$567,027

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$576,328		$(350,102)	$226,226
Note payable	250,000			250,000
Loans from Related Party	175,000			175,000
Due to officers	-			-
Total Current Liabilities	1,001,328		(350,102)	651,226

Commitment and Contingencies
Stockholders' Equity
Preferred stock, Convertible Series A, Par value $0.001;
authorized and issued 100 shares as of March 31, 2012	-			-
Preferred stock, Convertible Series B, Par value $0.001;
authorized 24,999,900 shares; issued and outstanding
14,750,000 shares as of March 31, 2012	14,750			14,750
Common stock, Par value $0.001; authorized 350,000,000
shares; issued 81,998,520 shares as of March 31, 2012	81,999			81,999
Additional paid-in capital	20,837,044		(12,955,766)	7,881,278
Accumulated Deficit	(21,351,393)		13,289,167	(8,062,226)
Total Stockholders' Equity	(417,600)		333,401	(84,199)

Total Liabilities and Stockholders' Equity	$583,728		$(16,701)	$567,027

RECONCILIATION OF CONDENSED BALANCE SHEETS

	As of December 31, 2011
	As
	Reported		As
	Previously	Adjustments	Restated

Assets
Current Assets:
Cash	$10,217	$(1,078)	$9,139
Accounts receivable, net	34,191	(1,810)	32,381
Inventories, net	417,115	97,899	515,014
Current portion of notes receivable, net of allowance	38,656	(38,656)	-
Prepaid Inventory	3,938	10,838	14,776
Total Current Assets	504,117	67,193	571,310
Property and equipment, net	55,541	(722)	54,819
Deposits	5,000		5,000
Total Assets	$564,658	$66,471	$631,129

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$420,636	$(250,436)	$170,200
Note payable	250,000		250,000
Loans from Related Party	150,000		150,000
Due to officers	118,792	(118,292)	500
Total Current Liabilities	939,428	(368,728)	570,700

Commitment and Contingencies
Stockholders' Equity
Preferred stock, Convertible Series A, Par value $0.001;
authorized and issued 100 shares as of March 31, 2012	-		-
Preferred stock, Convertible Series B, Par value $0.001;
authorized 24,999,900 shares; issued and outstanding
14,750,000 shares as of March 31, 2012	-	12,750	12,750
Common stock, Par value $0.001; authorized 350,000,000
shares; issued 33,848,520 shares as of December 31, 2011	48,000	(14,151)	33,849
Additional paid-in capital	4,275,300	(1,408,872)	2,866,428
Accumulated Deficit	(4,698,070)	1,845,472	(2,852,598)
Total Stockholders' Equity	(374,770)	435,199	60,429

Total Liabilities and Stockholders' Equity	$564,658	$66,471	$631,129

RECONCILIATION OF CONDENSED STATEMENT OF OPERATIONS
Unaudited

	As of March 31, 2012			As of March 31, 2011
	As			As
	Reported		As	Reported		As
	Previously	Adjustments	Restated	Previously	Adjustments	Restated

Total Revenues	$218,905	$(7,014)	$211,891	$-	$243,936	$243,936
Cost of Goods Sold	136,430	60,496	196,926	-	210,578	210,578
	82,475	(67,510)	14,965	-	33,358	33,358
Selling, general and administrative expenses	16,718,953	(16,311,170)	407,783	3,798	119,691	123,489
Impairment of goodwill	-	4,799,965	4,799,965			-
Loss from operations	(16,636,478)	11,443,695	(5,192,783)	(3,798)	(86,333)	(90,131)

Other Income (Expenses)
Interest Expense	(15,967)		(15,967)	-	(10,527)	(10,527)
Total Other Income (Expense)	(15,967)	-	(15,967)	-	(10,527)	(10,527)
Loss before Provision of Income Taxes	(16,652,445)	11,443,695	(5,208,750)	(3,798)	(96,860)	(100,658)
Provision for income taxes	878		878	-		-
Net Loss applicable to common shareholders	$(16,653,323)	$11,443,695	$(5,209,628)	$(3,798)	$(96,860)	$(100,658)

Net Loss per Common Share Basic and Diluted	$(0.24)	$0.24	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	69,695,760	69,695,760	69,695,760	10,320,000	6,636,853	16,956,853

RECONCILIATION OF CONDENSED STATEMENT OF CASH FLOW
Unaudited

	As of March 31, 2012			As of March 31, 2011
	As			As
	Reported		As	Reported		As
	Previously	Adjustments	Restated	Previously	Adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(16,653,323)	$11,443,695	$(5,209,628)	$(3,798)	$(96,860)	$(100,658)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	4,255	(11)	4,244		3,020	3,020
Change in notes receivable reserve	20,000	(20,000)	-			-
Warrants issued with common stock	15,000		15,000			-
Preferred stock issued for compensation	16,277,200	(16,077,200)	200,000			-
Impairment of goodwill		4,799,965	4,799,965			-

Changes in operating assets and liabilities:
Accounts receivable	(92,265)	16,246	(76,019)		(45,315)	(45,315)
Inventory	53,887	97,899	151,786		(10,277)	(10,277)
Prepaid inventory	(9,523)	(652)	(10,175)	187	(4,368)	(4,181)
Notes receivable	9,232	(9,232)	-		(5,765)	(5,765)
Accounts payable	305,693	(249,667)	56,026	1,229	101,768	102,997
Due to officers	(500)	-	(500)		37,500	37,500
Net cash used in operations	(70,344)	1,043	(69,301)	(2,382)	(20,297)	(22,679)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment			-	-	(5,259)	(5,259)
Cash assumed in reverse merger		35	35
Net cash used in investing activities	-	35	35	-	(5,259)	(5,259)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable to
related parties	30,000		30,000		-	-
Payments on notes payable	(5,000)		(5,000)		(100,000)	(100,000)
Payments on notes payable to related parties			-		-	-
Proceeds from issuance of common stock and
warrants	50,000		50,000		183,750	183,750
Net cash provided by financing activities	75,000	-	75,000	-	83,750	83,750

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,656	1,078	5,734	(2,382)	58,194	55,812
CASH AND CASH EQUIVALENTS, beginning	10,217	(1,078)	9,139	2,447	59,724	62,171
of period
CASH AND CASH EQUIVALENTS, end of period	$14,873	$-	$14,873	65	117,918	117,983

TERRA TECH CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

TERRA TECH CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

REVERSE MERGER, Continued

Purchase Accounting
The Acquisition was accounted for using the purchase method of accounting as a reverse acquisition. In a reverse acquisition, the post-acquisition net assets of the surviving combined company includes the historical cost basis of the net assets of the accounting acquirer (GrowOp Technologies Ltd.) plus the fair value of the net assets of the accounting acquiree (Terra Tech Corp). Further, under the purchase method, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values and the excess of the purchase price over the estimated fair value of the identifiable net assets is allocated to any intangible assets with the remaining excess purchase price over net assets acquired allocated to goodwill.

The fair value of the consideration transferred in the Acquisition was $4,800,000 and was calculated as the number of shares of common stock that GrowOp Technologies Ltd. would have had to issue in order for Terra Tech Corp. shareholders to hold a 58.6% equity interest in the combined Company post-acquisition, multiplied by the estimated fair value of the Company’s common stock on the acquisition date. The estimated fair value of the Company’s common stock was based on the offering price of the common stock sold in a private placement of share subscriptions which was completed most recently prior to the merger. This price was determined to be the best indication of fair value on that date since the price was based on an arm’s length negotiation with a group consisting of both new and existing investors that had been advised of the pending Acquisition and assumed similar liquidity risk as those investors holding the majority of shares being valued as purchase consideration.

The following table summarizes the Company’s determination of fair values of the assets acquired and the liabilities as of the date of acquisition.

Consideration - issuance of securities	$4,800,000
Cash	$35
Goodwill	4,799,965

Total purchase price	$4,800,000

The Company performed an impairment test related to goodwill as of the date of the merger and it was determined that goodwill was impaired. At that time, the Company recorded a charge to operations for the amount of the impairment of $4,799,965.

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

8.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2012	2011
Accounts payable	$55,103	$81,168
Accrued officers’ salary	75,000	37,500
Accrued interest	35,273	19,307
Accrued payroll taxes	57,850	32,225
Accrued professional fees	3,000	-
	$226,226	$170,200

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

TERRA TECH CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

12. WARRANTS

The Company has the following shares of common stock reserved for the warrants outstanding as of March 31, 2012:

	March 31, 2012
	Shares	Weighted Average Exercise Price

Warrants outstanding – beginning of year	6,188,400	$0.35
Warrants exercised	-	-
Warrants granted	150,000	0.46
Warrants expired	-	-
Warrants outstanding – end of period	6,338,400	$0.35

The weighted exercise price and weighted fair value of the warrants granted by the Company as of March 31, 2012, are as follows:

	March 31, 2012
	Weighted Average Exercise Price	Weighted Average Fair Value

Weighted average of warrants granted during the quarter whose exercise price exceeded fair market value at the date of grant	$0.33	$0.46

Weighted average of warrants granted during the quarter whose exercise price was equal or lower thanfair market value at the date of grant	$-	$-

The following table summarizes information about fixed-price warrants outstanding:

Range of	Number Outstanding at	Average Remaining	Weighted
Exercise	March 31,	Contractual	Average
Prices	2012	Life	Exercise Price
$0.33	5,588,400	30 Months	$0.33
$0.46	600,000	41 Months	$0.46
$0.46	150,000	46 Months	$0.46
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

Selling, general and administrative expenses for the quarter ended March 31, 2012 were $407,783, an increase of $284,294 from the quarter ended March 31, 2011 which totaled $123,489.  The major increases were from officer compensation in connection with the issuance of Preferred Stock, Series B in the amount of $200,000 and the corresponding payroll taxes of $20,000.  Consultant fees which increased $40,215 due to new product design, sales consultants increased $6,750 for the sale of new products, an increase of $5,923 in legal fees in connection with the merger.  There was a decrease in design expense from the prior year of $6,809 since the Company has changed the focus of the business.  The Company moved to a new location which incurred a cost of $6,440 in the current quarter versus zero in the prior year’s quarter.   There was warrant expense in the amount of $15,000 for the newly issued warrants.  The Company incurred a impairment of goodwill in connection with the reverse merger on the amount of $4,799,965.

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

Liquidity and Capital Resources

The Company's future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing. Management believes they can raise the appropriate funds needed to support their business plan and develop an operating, cash flow positive company.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not currently subject to any material legal proceedings.  From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant.  There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

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

TERRA TECH CORP.
(Name of Registrant)

Date: January 8, 2013	By:	/s/ Derek Peterson
Derek Peterson
President and Chief Executive Officer

Date: January 8, 2013	By:	/s/ Michael James
Michael James
Chief Financial Officer

EXHIBIT INDEX

Number	Description

2.1	Agreement and Plan of Merger (1)
2.2	Articles of Merger (1)
3.1.1	Articles of Incorporation (2)
3.1.2	Certificate of Change
3.1.3	Certificate of Amendment (1)
3.1.4	Certificate of Designation for Series A Preferred Stock (3)
3.1.5	Certificate of Designation for Series B Preferred Stock (3)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
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