Form 10-K
period 2012-12-31
Terra Tech Corp.
filed 2013-03-26
CIK 1451512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission File No. 000-54298

TERRA TECH CORP.
(Exact name of registrant as specified in its charter)

Nevada	26-3062661
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

18101 Von Karman, Third Floor
Irvine, California 926121
(Address of principal executive offices, zip code)

(855) 447-6967
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At July 31, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $48,040,000. As of December 31, 2012, the registrant had 82,371,853 shares of Common Stock, $0.001 par value, issued and outstanding; outstanding 100 shares of Series A Preferred Stock, $0.001 par value per share, outstanding; and 14,750,000 shares of Series B Preferred Stock, $0.001 par value per shares, outstanding. As of March 19, 2013, the registrant had 84,016,542 shares of Common Stock, $0.001 par value, issued and outstanding; outstanding 100 shares of Series A Preferred Stock, $0.001 par value per share, outstanding; and 14,750,000 shares of Series B Preferred Stock, $0.001 par value per shares, outstanding.

TERRA TECH CORP.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Terra Tech Corp., a Nevada corporation, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) product demand, market and customer acceptance of Terra Tech’s equipment and other goods, (ii) ability to obtain financing to expand its operations, (iii) ability to attract qualified sales representatives, (iv) competition, pricing and development difficulties, (v) ability to integrate GrowOp Technology Ltd. into its operations as a reporting issuer with the Securities and Exchange Commission, and (iv) general industry and market conditions and growth rates and general economic conditions., the exercise of the majority control the Company’s Secretary and director, Amy Almsteier, holds of the Company’s voting securities, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-K, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

All references in this Form 10-K to the ”Company”, “Terra Tech Corp.”, “we”, “us,” or “our” are to Terra Tech Corp.

PART I

ITEM 1.	BUSINESS

The Company was a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act) immediately before the completion of the transactions contemplated by the Agreement and Plan of Merger.

On February 9, 2012, we entered into an Agreement and Plan of Merger dated February 9, 2012 (the “Agreement and Plan of Merger”), by and among the Company, TT Acquisitions, Inc., a Nevada corporation and a wholly-owned subsidiary of the Company (“TT Acquisitions”), and GrowOp Technology Ltd., a Nevada corporation (“GrowOp Technology”).

Under the terms and conditions of the Agreement and Plan of Merger, the Company sold 33,998,520 shares of common stock of the Company in consideration for all the issued and outstanding shares in GrowOp Technology. The effect of the issuance is that GrowOp Technology shareholders now held approximately 41.46% of the issued and outstanding shares of common stock of the Company. Separately, TT Acquisitions merged with GrowOp Technology, with the effect that GrowOp Technology became a wholly-owned subsidiary of the Company. Articles of Merger, effecting the merger of GrowOp Technology and TT Acquisitions, were filed with the Secretary of State of the State of Nevada on February 9, 2012.

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

DESCRIPTION OF BUSINESS

Our Corporate History and Background

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

Reverse Acquisition of GrowOp Technology

On February 9, 2012, we completed a reverse acquisition transaction through a reverse-triangular merger with GrowOp Technology whereby we acquired all of the issued and outstanding shares of GrowOp Technology in exchange for (i) 33,998,520 shares of our common stock, (ii) 100 shares of Series A Preferred Stock, convertible into shares of common stock on a one-for-one basis, and 14,750,000 shares of to-be-created Series B Preferred Stock , each share of which shall be convertible into 5.38425537 shares of common stock , which represents approximately 50.3% of our total shares outstanding, assuming the conversion of all shares of Series A Preferred Stock and Series B Preferred Stock into shares of common stock), immediately following the closing of the transactions contemplated by the Agreement and Plan of Merger. As a result of the transactions contemplated by the Agreement and Plan of Merger, GrowOp Technology became our wholly-owned subsidiary.

The merger transaction with GrowOp Technology was treated as a reverse acquisition, with GrowOp Technology as the acquiror and the Company as the acquired party. Unless the context suggests otherwise, when we refer in this Form 8-K to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of GrowOp Technology.

Overview of GrowOp Technology

Through our wholly owned subsidiary, we are a hydroponic equipment design, marketing and sales company headquartered in Irvine, California. We were established in March 2010 and currently operating in Irvine and Oakland, California.

GrowOp Technology’s revenue was approximately $573,794 for the period from March 16, 2010 (Inception) to the fiscal year ended December 31, 2010 and $817,724 for the twelve months ended December 31, 2011. GrowOp Technology’s net loss was approximately $579,986 for the period from March 16, 2010 (Inception) to the year ended December 31, 2010, and its net loss was approximately $2,272,612 for the twelve months ended December 31, 2011.

Organization & Subsidiaries

We have one operating subsidiary, GrowOp Technology Ltd.

Service and Program

Terra Tech with its subsidiary GrowOp Technology Ltd. are integrating best of breed hydroponic equipment with proprietary technology to create sustainable solutions for the cultivation of indoor agriculture. We work closely with expert horticulturists, engineers, and scientists, to develop and manufacture advanced proprietary products for the hydroponic industry. Our portable hydroponic trailers, The Big Bud and Little Bud, are custom fabricated proprietary cultivation systems. In addition, our magnetic ballasts, cultivation tents, digital atmospheric controllers and recycling timers, as well as our line of nutrients, are all proprietary in that they are uniquely marketed under our trade-name or have features designed by us that are unique to our products. Third parties manufacture all of our products, with the exception of the mobile hydroponic units, which are built by us locally. We work closely with these factories to institute the features or changes we want to make them “proprietary” in nature.

Our products are utilized by companies, horticulture enthusiasts, local urban farmers, and green house growers. The emerging trend of urban and indoor agriculture has fostered an entrepreneurial push by companies to bring their concept to market. Many of these companies lack the both the intellectual resources and manufacturing capabilities to bring their idea to fruition. That is where Terra Tech is positioned. We have the team and the resources to help bring indoor cultivation designs from concept to production. Our products can be found through specialty retailers throughout the United States.

Our products are interchangeable for all agriculture, medical cannabis included. Seventeen states currently have some form of medical cannabis legalization/decriminalization laws, and we believe that another 10 states will have some form of voting regarding legislation of medical cannabis legalization/decriminalization laws in the next 24 months. Hydroponic equipment, including our line, can be used to cultivate cannabis and we believe that some of our customers are medical cannabis growers. We do not believe that federal or any state laws prohibit us from selling our products to medical cannabis growers.

Growing medical marijuana is deemed to be illegal under the Federal Controlled Substances Act even though such activities may be permissible under state law. A theoretical risk exists that our activities could be deemed to be facilitating the selling or distribution of marijuana in violation of the federal Controlled Substances Act, or to constitute aiding or abetting, or being an accessory to, a violation of that Act. We believe, however, that such a risk is relatively low. Federal authorities have not focused their resources on such tangential or secondary violations of the Act, nor have they threatened to do so, with respect to the manufacture or sale of equipment that might be used by medical cannabis gardeners, or with respect to any supplies marketed to participants in the emerging medical cannabis industry. We are unaware of such a broad application of the Controlled Substances Act by federal authorities, and we believe that such an attempted application would be unprecedented.

Marketing Strategy

We operate in 2 distinct markets:

Commercial AG - Commercial agriculture is beginning to migrate to controlled indoor environments. Every year the US loses significant portions of its fertile agricultural land due to urbanization. In an effort to sustain our population cultivation is moving both indoors as well as vertical. Indoor cultivation allows urban farmers to have multiple harvests throughout the year while maximizing their production of healthy and nutrient dense fruits and vegetables. For example, our research indicates that over 40% of all fresh tomatoes sold in U.S. retail stores are now greenhouse grown. We work with you to help design, develop and manufacture cultivation system which will both maximize you space and mitigate your energy costs. From rooftop/vertical hydroponic and aeroponic systems to custom designed greenhouse management systems Terra Tech is continually developing products and working with strategic partners, like Bayer Crop Sciences, to continually capture market share of this growing industry. We do not have a formal agreement or written contract with Bayer Corp Sciences and have only made sales of certain of our products to Bayer Crop Sciences. We plan to expand our business in this segment by increasing our product lineup as well as our manufacturing capabilities in an effort to keep pace with the growth of the market. We will be budgeting additional capital for R&D as well as hiring a sales force specializing in the commercial market.

Retail AG –Through our retail subsidiary GrowOp Technology Ltd . (www.growopltd.com) we design and manufacture an advanced and affordable line of horticulture equipment for the discerning grower. We have created a product line of affordable and hi quality hydroponic cultivation equipment for the wholesale market. We intend to continue to add SKU’s as well as sales force to service the blossoming hydroponic retail market. Our intention is to replicate the 12,000 square foot facility we operate out of Oakland, California in other prime markets including Colorado and Michigan. We are budgeting for warehouse space, management as well other general labor to operate these additional facilities.

In addition to our organic growth through Terra Tech's commercial manufacturing and GrowOp Technology's retail brand we intend to acquire to accelerate growth. We are focused on well-positioned market participants that have a competitive advantage in their respective segment in addition to generating strong operating cash flow.

All of our products listed on www.growopltd.com can be found at retailers around the United States. We have limited selling our retail products directly, and 95% of the sales of our GrowOp brand are done through retailers. All commercial sales are done directly. Currently our retail sales make up over 95% of our total sales.

Competition

Three main manufacturers and distributors currently dominate the market in which we compete: Sunlight Supply, Hydrofarm and BWGS. These companies have been in business for several years, and we estimate they collectively make up over 50% of the market. In addition, there are several smaller distribution companies competing for market share. We believe that pricing is a primary driver in capturing market share, and that offering similar products at discounted pricing helps reduce the barriers to entry. The 3 large retailers have both the size and scope to create significant barriers to entry for smaller companies like Terra Tech. In the commercial market there are several companies that provide agricultural hydroponic equipment to large-scale farmers. These companies are relatively fragmented and generally focus on a few core proprietary items.

Growth Strategy

Our rollup Strategy:

●
Fragmented market consists of smaller scale inefficient manufacturers and distribution companies. With our brand recognition and experienced management team we can maximize productivity, provide economies of scale and increase profitability through our public market vehicle.

●	Acquiring unique products and niche players where barriers to entry are high and margins are robust providing them with a broader outlet for their products

●	Second stage-Acquire multiple production facilities to capture the market vertical from manufacturing to production up to retail.

EMPLOYEES

We currently have no employees other than our officers and directors.

OUR EXECUTIVE OFFICES

Our executive offices are located at 18101 Von Karman, Third Floor, Irvine, California 926121.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As of December 31, 2012, we had one comment outstanding from the staff of the SEC, by way a letter from the staff of the SEC dated December 10, 2012. The comment stated, in relevant part:

Form 10-Q/A for the Quarterly Period Ended March 31, 2012

Condensed Financial Statements

1...........We note that you have revised your financial statements to include the reverse merger with GrowOp Technology dated February 9, 2012. Although we note details of the previously reported and restated financial statement accounts included within Note 2, please revise the filing to label all financial statements that were restated as “restated.”

We responded to this comment by way of complying with the request in the comment and filing an Amendment No. 2 to Form 10-Q for the fiscal period ended March 31, 2102, on January 10, 2013.

At of the date of filing of this Form 10-K, we had no outstanding comments from the staff of the SEC.

ITEM 2.	PROPERTIES

Our current business address is 18101 Von Karman, Third Floor, Irvine, California 92612. Our telephone number is (855) 447-6967.

We believe that this space is adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On March 29, 2011, Dhar Mann and WeGrow Garden Supply LLC filed an Individual and Corporate Complaint for: 1.  Breach of Contract;  2. Fraud;  3. Breach of Fiduciary Duty;  and 4. Conversion in the Superior Court of the State of California, Alameda County, File No. RG11568327 (the “Dhar Mann Complaint”), against GrowOp Technology Ltd. alleging, among other things, that Mr. Mann is a 37.5% owner of GrowOp since May 23, 2010 and claiming damages of approximately $2,200,000 in connection with a purported agreement to sell Mr. Mann shares of Common Stock of GrowOp amounting to 37.5% of the issued and outstanding shares of Common Stock of GrowOp.  Mr. Mann is also seeking an order from the court prohibiting GrowOp from selling any securities or becoming a public company.  GrowOp denies, among other things in the Dhar Mann Complaint, the existence of a purported agreement to sell Mr. Mann shares of Common Stock of GrowOp amounting to 37.5% of the issued and outstanding shares of Common Stock of GrowOp or the damages owed.

GrowOp does not believe this litigation will have a material effect on its business objectives.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

Our shares of common stock are quoted on the OTC Bulletin Board and the OTCQB tier of OTC Markets Group, Inc., and our ticker symbol is “TRTC.” The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTCQB. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	BID PRICE PER SHARE
	HIGH	LOW

Three Months Ended December 31, 2012	$0.49	$0.13
Three Months Ended September 30, 2012	$0.75	$0.21
Three Months Ended June 30, 2012	$1.05	$0.75
Three Months Ended March 31, 2012	$0.00	$0.00
Three Months Ended December 31, 2011	$0.00	$0.00
Three Months Ended September 30, 2011	$0.00	$0.00
Three Months Ended June 30, 2011	$0.00	$0.00
Three Months Ended March 31, 2011	$0.00	$0.00

HOLDERS

As of December 31, 2012, the Company had 82,371,853 shares of common stock issued and outstanding held by approximately 1,832 shareholders of record, and as of the date of this report the Company had approximately 2,876 shareholders of record.

DIVIDENDS

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

TRANSFER AGENT

Our transfer agent is West Coast Stock Transfer, whose address is 2010 Hancock Street, Suite A, San Diego, California 92110, and whose telephone number is (619) 664-4780.

RECENT SALES OF UNREGISTERED SECURITIES

None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any compensation plans under which equity securities are authorized for issuance.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

Pursuant to a Stock Redemption Agreement dated February 10, 2012, by and between the Company and Maureen Cotton, our former President, we purchased 199,999,950 shares of common stock of the Company in exchange for $10.00 and a mutual release of claims.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2012 COMPARED TO THE YEAR ENDED DECEMBER 31, 2011:

Total revenues generated from the sales of the Company’s products for the year ended December 31, 2012 totaled $552,579, a decrease of $265,145 from the year ended December 31, 2011 which totaled $817,724. The primary reason was due the improper mix of inventory required by the customers. .

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the year ended December 31, 2012 amounted to $100,866 for a 18% gross margin. Gross profits decreased $25,905 for the year ended December 31, 2012 compared to $126,771 for the year ended December 31, 2011. The decrease in the gross margin was due to lower sales due to management changing from selling trailers outfitted with hydroponic equipment to making and selling the hydroponic equipment..

Selling, general and administrative expenses for the year ended December 31, 2012 were $1,072,866, a decrease of $1,291,599 from the year ended December 31, 2011 which totaled $2,364,465. The major decreases were from consulting and subcontracting fees which decreased $328,907 for work which is now being performed by individuals within the company. Officer compensation decreased by $919,208 due to less Preferred Stock issued to officers in 2012. The officers have also waived their compensation until the Company is in a better position to pay them. Professional fees increased $62,262, due to legal cost incurred to defend against law suits. Research and development decreased $92,582 due to fewer new products being developed in 2012. Trade show was reduced by $15,121 since the Company went to fewer trade shows. Warrant expense went up by $107,400 due to additional warrants issued with a higher volatility.

The Company incurred an impairment of goodwill in connection with the reverse merger on the amount of $4,799,965.

Interest expense totaled $62,203 for the year ended December 31, 2012 versus $32,801 in the year ended December 31, 2011. The increase is due to more debt outstanding in 2012.

The net result for the year ended December 31, 2012 was a loss of $5,836,369 or $0.08 per share compared to a loss of $2,272,612 or $0.12 for the year ended December 31, 2011. The primary reason for the loss was due to reduced sales caused by not having the proper inventory which was demanded by the customers and the impairment of goodwill

Management will continue to make an effort to lower operating expenses and increase revenue. The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing. Management believes they can raise the appropriate funds needed to support their business plan and develop an operating, cash flow positive company.

The Company incurred net losses for the twelve months ended December 31, 2012 and has accumulated a deficit of $8,688,967 at December 31, 2012. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has never reported Net Income.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

The Company’s business operations generally have been financed by debt investments through promissory notes with accredited investors and equity investments in the common stock of the Company by accredited investors. During the twelve months of 2012, the Company obtained new debt from the issuance of unsecured promissory notes that supplied the funds that were needed to finance operations during the reporting period. Such net new borrowings resulted in the receipt by the Company of $69,304. The Company also issued 523,333 shares of common stock for $180,000. While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve. As a result, the Company’s financial position at the end of the reporting period showed a working capital deficit of $494,190. During the first twelve months of 2012 the Company obtained new financing sufficient to fund ongoing working capital requirements. We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8.	FINANCIAL STATEMENTS

TERRA TECH CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011

Assets
Current Assets:
Cash	$16,312	$9,139
Accounts receivable, net	27,476	32,381
Inventories, net	256,714	515,014
Current portion of notes receivable, net of allowance	-	-
Prepaid Inventory	51,988	14,776
Total Current Assets	352,490	571,310
Property and equipment, net	33,650	54,819
Deposits	-	5,000
Total Assets	$386,140	$631,129

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$377,376	$170,200
Note payable	364,306	250,000
Loans from Related Party	104,998	150,000
Due to officers	-	500
Total Current Liabilities	846,680	570,700

Commitment and Contingencies
Stockholders' Equity
Preferred stock, Convertible Series A, Par value $0.001;
authorized and issued 100 shares as of December 31, 2012
and December 31, 2011 respectively	-	-

Preferred stock, Convertible Series B, Par value $0.001;
authorized 24,999,900 shares; issued and outstanding
14,750,000 and 12,750,000 shares as of December 31, 2012
and December 31, 2011, respectively	14,750	12,750

Common stock, Par value $0.001; authorized 350,000,000
shares; issued 82,371,853 and 33,848,520 shares as
of December 31, 2012 and Decemebr 31, 2011, respectively	82,372	33,849
Additional paid-in capital	8,131,305	2,866,428
Accumulated Deficit	(8,688,967)	(2,852,598)
Total Stockholders' Equity	(460,540)	60,429

Total Liabilities and Stockholders' Equity	$386,140	$631,129

The accompanying notes are an integral part of the condensed financial statements.

TERRA TECH CORP.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2012	2011

Total Revenues	$552,579	$817,724
Cost of Goods Sold	451,713	690,953
	100,866	126,771
Selling, general and administrative expenses	1,072,866	2,364,465
Impairment of goodwill	4,799,965	-
Loss from operations	(5,771,965)	(2,237,694)

Other Income (Expenses)
Loss on sale of property and equipment	(1,322)	-
Interest Expense	(62,203)	(32,801)
Total Other Income (Expense)	(63,525)	(32,801)
Loss before Provision of Income Taxes	(5,835,490)	(2,270,495)
Provision for income taxes	879	2,117
Net Loss applicable to common shareholders	$(5,836,369)	$(2,272,612)

Net Loss per Common Share Basic and Diluted	$(0.08)	$(0.12)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	76,890,335	18,711,209

The accompanying notes are an integral part of the condensed financial statements.

TERRA TECH CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Preferred Stock
	Convertible	Convertible	Convertible	Convertible			Additional
	Series A	Series A	Series B	Series B	Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2011	-	$-	-	$-	16,702,800	$16,703	$631,572	$(579,986)	$68,289

Sale of Common Stock					3,075,600	3,076	712,674		715,750

Issuance of Warrants							28,000		28,000

Issuance of Common Stock for
interest expense					60,000	60	12,440		12,500

Issuance of Common Stock for
services					14,010,120	14,010	219,492		233,502

Issuance of Preferred Stock for
compensation	100	-	12,750,000	12,750			1,262,250		1,275,000

Net Loss								(2,272,612)	(2,272,612)

Balance December 31, 2011	100	$-	12,750,000	$12,750	33,848,520	$33,849	$2,866,428	$(2,852,598)	$60,429

The accompanying notes are an integral part of the condensed financial statements.

TERRA TECH CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Preferred Stock
	Convertible	Convertible	Convertible	Convertible			Additional
	Series A	Series A	Series B	Series B	Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2012	100	$-	12,750,000	$12,750	33,848,520	$33,849	$2,866,428	$(2,852,598)	$60,429

Sale of Common Stock					523,333	523	179,477		180,000

Issuance of Warrants							135,400		135,400

Issuance of Common Stock for
reverse merger					48,000,000	48,000	4,752,000		4,800,000

Issuance of Preferred Stock for
compensation			2,000,000	2,000			198,000		200,000

Net Loss								(5,836,369)	(5,836,369)

Balance December 31, 2012	100	$-	14,750,000	$14,750	82,371,853	$82,372	$8,131,305	$(8,688,967)	$(460,540)

The accompanying notes are an integral part of the condensed financial statements.

TERRA TECH CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
For The Years Ended December 31, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(5,836,369)	$(2,272,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,088	15,794
Loss on disposal of property and equipment	1,322	-
Change in accounts receivable reserve	79,534	35,465
Warrants issued with common stock	135,400	28,000
Common stock issued for interest expense	-	12,500
Preferred Stock issued for compensation	200,000	1,156,708
Common Stock issued for services	-	233,502
Impairment of goodwill	4,799,965	-

Changes in operating assets and liabilities:
Accounts receivable	(74,629)	(33,700)
Inventory	258,300	(300,354)
Prepaid inventory	(37,212)	(14,776)
Notes receivable	-	(15,189)
Deposits	5,000	-
Accounts payable	207,176	126,849
Due to officers	(500)	-
Net cash used in operations	(247,925)	(1,027,813)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	6,293	-
Purchase of property and equipment	(534)	(30,969)
Cash assumed in reverse merger	35	-
Net cash used in investing activities	5,794	(30,969)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	264,306	250,000
Proceeds from issuance of notes payable to related parties	44,190	150,000
Payments on notes payable	(150,000)	(100,000)
Payments on notes payable to related parties	(89,192)	(10,000)
Proceeds from issuance of common stock and warrants	180,000	715,750
Net cash provided by financing activities	249,304	1,005,750

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,173	(53,032)
CASH AND CASH EQUIVALENTS, beginning of period	9,139	62,171
CASH AND CASH EQUIVALENTS, end of period	$16,312	$9,139

The accompanying notes are an integral part of the condensed financial statements.

TERRA TECH CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
For The Years Ended December 31, 2012 and 2011

	2012	2011
SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITES

Cash paid for interest	$-	$-

SUPPLEMENTAL DISCLOSURE FOR FINANCING ACTIVITES

Common Sock issued for interest	$-	$12,500

Warrant expense	$135,400	$28,000

The accompanying notes are an integral part of the condensed financial statements.

TERRA TECH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TERRA TECH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TERRA TECH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Accounts Receivable

The Company reviews all outstanding accounts receivable for collectability on a quarterly basis.  An allowance for doubtful accounts is recorded for any amounts deemed uncollectable.  The Company does not accrue interest receivable on past due accounts receivable.  As of December 31, 2012 there was a reserve of $85,576 against the collection of accounts receivable.

Prepaid Inventory

Prepaid inventory represents deposits made to foreign manufacturers for purchase orders of specific inventory.

Notes receivable

Notes receivable due from customers are unsecured loans which assist with the purchase of products.  The notes range from twelve to eighteen months and bear interest at the annual rates of 4% to 9%.  A corresponding reserve is established for any uncollectable interest.  As of December 31, 2012 there was a 100 percent reserve or $29,424 against the collection of notes receivable.

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

TERRA TECH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company’s income tax return.  Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company has incurred net operating losses for financial-reporting and tax-reporting purposes.  Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the twelve months ended December 31, 2012.

Loss Per Common Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period.  During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock and convertible debt are not considered in the diluted income (loss) per share calculation since the effect would be anti-dilutive.  The results of operations were a net loss for the twelve months ended December 31, 2012 therefore the basic and diluted weighted average common shares outstanding were the same.

Recently Issued Accounting Standards

Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

TERRA TECH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. GOING CONCERN

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing.  Management believes they can raise the appropriate funds needed to support their business plan and develop an operating company which is cash flow positive.

However, the Company has incurred net losses for the twelve months ended December 31, 2012 and has accumulated a deficit of approximately $8.69 million at December 31, 2012. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

TERRA TECH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TERRA TECH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	December 31,	December 31,
	2012	2011
Finished Goods	$256,714	$515,014

6. PROPERTY AND EQUIPMENT

Property and equipment at cost, less accumulated depreciation, at December 31, 2012 consisted of the following:

	December 31,	December 31,
	2012	2011
Furniture	$31,539	$34,421
Equipment	26,022	32,769
Leasehold improvements	10,400	10,400
Subtotal	67,961	77,590
Less accumulated depreciation	(34,311)	(22,771)
Total	$33,650	$54,819

Depreciation expense related to property and equipment for the years ended December 31, 2012 and 2011 was $14,088 and $15,794, respectively.

7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	December 31,	December 31,
	2012	2011
Accounts payable	$159,118	$81,168
Accrued officers’ salary	75,000	37,500
Accrued interest	75,408	19,307
Accrued payroll taxes	57,850	32,225
Customer deposits	10,000	-
	$377,376	$170,200

TERRA TECH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  NOTE PAYABLE

Notes payable is as follows:

	December 31,	December 31,
	2012	2011

Senior secured promissory note dated July 15, 2011, issued to an accredited investor, maturing July 15, 2012, bearing interest at a rate of 15% per annum. The maturity date has been extended until March 15, 2013. Principal in the amount of $150,000 was paid during the twelve months ended December 31, 2012. Interest shall be paid in cash or common stock at the holders’ option.	$100,000	$250,000

Unsecured promissory demand note dated May 7, 2012, issued to an accredited investor, bearing interest at a rate of 4% per annum. Holder may elect to convert into common stock at $0.75 per share.	5,000	-

Promissory note dated July 15, 2012, issued to an accredited investor, maturing July 15, 2013, bearing interest at a rate of 12% per annum. Principal and interest may be converted into common stock based on the average trading price of the ten days prior to maturity at the holders’ option.	150,000	-

Unsecured promissory demand notes, issued to an accredited investor, bearing interest at a rate of 4% per annum. Holder may elect to convert into common stock at $0.75 per share.	109,306	-
	$364,306	$250,000

The senior secured promissory notes are secured by shares of common stock.  The $100,000 note is secured by 1,500,000 shares of common stock. There is accrued interest of $49,025 as of December 31, 2012.

TERRA TECH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  LOANS FROM RELATED PARTY

Notes payable is as follows:

	December 31,	December 31,
	2012	2011

Unsecured promissory note dated December 2, 2011 and due December 2, 2012, issued to an entity controlled by Michael James an officer of the Company, bearing interest at a rate of 15% per annum. The maturity date has been extended until February 28, 2013. Interest shall be paid in cash or common stock at the holders’ option. Principal in the amount of $15,000 has been paid during the twelve months ended December 31, 2012,	$35,000	$50,000

Unsecured promissory note dated December 2, 2011 and due December 2, 2012, issued to Michael Nahass a director of the Company, bearing interest at a rate of 15% per annum. The maturity date has been extended until February 28, 2013. Interest shall be paid in cash or common stock at the holders’ option. Principal in the amount of $30,002 has been paid during the twelve months ended December 31, 2012.	69,998	100,000

	$104,998	$150,000

The unsecured demand notes due to related parties have accrued interest of $26,383 as of December 31, 2012.

10. CAPITAL STOCK

Preferred Stock

The Company has authorized 25 million shares of preferred stock with $0.001 par value, of which there were 100 shares of Series A Convertible Preferred Stock outstanding as of December 31, 2012.  Series A Convertible Preferred Stock is convertible on a one-for-one basis into common stock and has all of the voting rights that the holders of our common stock has.

On February 26, 2012, pursuant the Agreement and Plan of Merger, the Company issued an aggregate of 100 shares of Series A Preferred Stock to Derek Peterson and Amy Almsteier in exchange of their Series A Preferred Stock of GrowOp Technology, both of whom are officers and directors of the Company.

There were 14,750,000 shares of Series B Convertible Preferred Stock outstanding as of December 31, 2012.  The Series B Convertible Preferred shares will vote with the common stock of the Company, be equal to 100 votes of common stock and be convertible into shares of common stock of the Company and a 1-for-5.384325537.

TERRA TECH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL STOCK, Continued

On February 26, 2012, pursuant the Agreement and Plan of Merger, the Company issued an aggregate of 14,750,000 shares of Series B Preferred Stock  to Derek Peterson and Amy Almsteier in exchange of their Series B Preferred Stock of GrowOp Technology, both of whom are officers and directors of the Company.

Common Stock

The Company has authorized 350 million shares of common stock with $0.001 par value, of which there were issued and outstanding 82,038,520 as of December 31, 2012.

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

11. WARRANTS

The Company has the following shares of common stock reserved for the warrants outstanding as of December 31, 2012:

	December 31, 2012
	Shares	Weighted Average Exercise Price
Warrants outstanding – beginning of year	6,188,400	$0.35
Warrants exercised	-	-
Warrants granted	523,333	0.45
Warrants expired	-	-
Warrants outstanding – end of period	6,711,733	$0.35

TERRA TECH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WARRANTS, Continued

The weighted exercise price and weighted fair value of the warrants granted by the Company as of December 31, 2012, are as follows:

	December 31, 2012
	Weighted Average Exercise Price	Weighted Average Fair Value

Weighted average of warrants granted during the twelve months whose exercise price exceeded fair market value at the date of grant	$0.45	$0.26

Weighted average of warrants granted during the twelve months whose exercise price was equal or lower than fair market value at the date of grant	$-	$-

The following table summarizes information about fixed-price warrants outstanding:

	Number	Average
Range of	Outstanding at	Remaining	Weighted
Exercise	September 30,	Contractual	Average
Prices	2012	Life	Exercise Price
$0.33	5,588,400	21 Months	$0.33
$0.46	600,000	32 Months	$0.46
$0.46	150,000	37 Months	$0.46
$0.85	40,000	28 Months	$0.85
$0.40	333,333	32 Months	$0.40
	6,711,733

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

The warrant expense of $135,400 was based on the Black Scholes calculation which was expensed during the twelve months ended December 31, 2012.

TERRA TECH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  OPERATING LEASE COMMITMENTS

The Company leases certain office and industrial warehouse space in Lake Forest, California.  The monthly rent is $3,025 for the first year and will increase to $3,300 for the second year.  Net rent expense for the Company for the twelve months ended December 31, 2012 was $55,447.

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

As of December 31, 2012, there was no accrual recorded for any potential losses related to pending litigation.

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

During the twelve month period ended December 31, 2012, the Company accrued an additional $37,500 of compensation for the services provided by the officers.  As of December 31, 2012 the officers were owed a total of $75,000 in accrued compensation.

During the twelve months ended December 31, 2012, officers and directors of the Company had loaned the Company $44,190 and were paid back $89,192.  As of December 31, 2012 the total amount owed to the officers and directors was $104,998.

TERRA TECH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. SUBSEQUENT EVENTS

On January 9, 2013 the Board approved the letter of intent to acquire Naturally Beautiful Plants, LLC.  The Company has issued 200,000 shares of Common Stock as a non-refundable deposit.

On January 9, 2013 the Board approved the letter of intent to acquire Grorite Inc.  The Company has issued 200,000 shares of Common Stock as a non-refundable deposit.

In the first quarter of 2013 the Company raised $170,160.  The Company sold 515,636 units at $0.33 each.  Each unit contained one share of common stock and one five year warrant with the exercise price is $0.33.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our President and Chief Executive Officer, and including our Chief Financial Officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of December 31, 2012.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of December 31, 2012, management assessed the effectiveness of our internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•
Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Derek Peterson, our President and Chief Executive Officer, and Michael James, our Chief Financial Officer, Messrs. Peterson and James concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President and Chief Executive Officer, and by our Chief Financial Officer, in connection with the review of our financial statements as of December 31, 2012.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2012 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective age’s as of December 31, 2012 are as follows:

Name	Age	Positions and Offices
Derek Peterson	38	President and Chief Executive Officer, and Chairman of the Board of Directors
Amy Almsteier	31	Secretary, Treasurer and Director
Michael James	55	Chief Financial Officer
Michael A. Nahass	47	Director
Edward Piatt	32	Director
Steven J. Ross	54	Director

The directors named above will serve until the next annual meeting of the stockholders or until their respective resignation or removal from office. Thereafter, directors are anticipated to be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated.

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Derek Peterson
President and Chief Executive Officer, Chairman of the Board of Directors

Derek Peterson has served as our President and Chief Executive Officer, and Chairman of the Board of Directors, since February 9, 2012. Mr. Peterson began his career in finance with Crowell, Weedon & Co, the largest independent broker-dealer on the West Coast. In his 6 years there, Mr. Peterson became a partner and Branch supervisor where he was responsible for sales of over $10 Million. Mr. Peterson was offered an opportunity to build a southern Orange County presence for Wachovia Securities, where he became a 1st Vice President and Branch Manager for their Mission Viejo Location. He was instrumental in growing that office from the ground up, into the $15 million dollar office it is today. After his term at Wachovia, Mr. Peterson accepted an opportunity for a Senior Vice President position with Morgan Stanley Smith Barney, where he and his team oversaw combined assets of close to $100 Million. In addition, he has also been involved in several public and private equity financings, where he has personally funded several projects from Angel to Mezzanine levels. Mr. Peterson is a CFP® Professional and holds his Series 7, General Securities Sales Supervisor Series 9 and 10, National Commodity Futures Series 3, Series 65 and California Insurance License. Mr. Peterson holds a degree in Business Management from Pepperdine University. On February 22, 2012, Mr. Peterson filed a petition for bankruptcy in the United States Bankruptcy Court for the Central District of California. Mr. Peterson’s background in investment banking led to our conclusion that he should serve as a director in light of our business and structure.

Amy Almsteier
Secretary, Treasurer, and Director

Ms. Almsteier has served as our Secretary, Treasurer and a Director since February 9, 2012. Ms. Almsteier began her career running a commercial and residential remodeling firm based in Orange County, California. She has spent the last decade working in the design industry where she morphed into a commercial “green” consultant focusing on space planning and commercial design using renewable and recycled materials and systems. She has become an expert in renewable energy solutions including solar, natural gas and reverse osmosis systems. She has worked with hundreds of clients in an effort to build and design award winning projects with the lowest possible carbon footprint. Ms. Almsteier graduated with a Bachelor's of Science in Design from University of Nebraska Lincoln’s College of Architecture and studied abroad at American Intercontinental University in London, England. Ms. Almsteier’s background in design led to our conclusion that she should serve as a director in light of our business and structure.

Michael James
Chief Financial Officer

Mr. James has served as our Chief Financial Officer since April 17, 2011. In addition to his role at Terra Tech, Michael James became CEO and CFO of Inergetics, Inc on June 11, 2012. Michael served as CFO since July 1, 2010 and has served as a member of the Company's Board of Directors since September 2009. Previously, Michael served as CEO of Nestor, Inc. where he successfully completed a financial restructuring of the Company prior to its sale in September 2009 from the Receiver's Estate in Superior Court of the State of Rhode Island. He also served on Nestor's Board of Directors from 2006 to 2009 and has been the Managing Partner of Kuekenhof Capital Management, LLC, a private investment management company, for the past ten years where he serves as Managing Director of Kuekenhof Equity Fund, L.P. and Kuekenhof Partners. Michael is also a director of Guided Therapeutics, Inc. where he serves as Chairman of the Compensation Committee and serves on the Audit Committee. During his career, Michael James has served as a Partner at Moore Capital Management, Inc., a premiere private investment management company as well as Chief Financial and Administrative Officer at Buffalo Partners, L.P., a private investment management company and Treasurer and CFO of National Discount Brokers. Mr. James began his career in 1980 as a staff accountant with Eisner, LLP.

Michael Nahass
Director

Mr. Nahass has served as a Director since January 26, 2012. Mr. Nahass also served as our President, Secretary and Treasurer from January 26, 2012 until February 9, 2012. Since August 2011, Mr. Nahass, age 46, has served as Managing Director of Arque Capital, Ltd., of Irvine, California. From September 2009 until August 2011, Mr. Nahass was a Partner, and served as Managing Director/COO of, NMS Capital Asset Management, Inc. (“NMS Capital”). Additionally, while at NMS Capital, Mr. Nahass served as Chief Portfolio Manager of the NMS Platinum Funds, LLC. From February 1995 until April 2007, Mr. Nahass was employed in various positions at Morgan Stanley, where his last position was Senior Vice President and Complex Manager, where he directly managed over 200 financial advisors with approximately $20 billion in assets under management. With over 20 years of financial services experience, Mr. Nahass has been and is responsible for private client services, business development, regulatory compliance and strategic development. Mr. Nahass holds a B.S. in Business Administration (1988) from Fairleigh Dickenson University. In addition he also holds NASD Series 3 (National Commodity Futures), Series 7 (General Securities Representative), Series 8 (Supervisory), Series 31 (Managed Futures) and Series 65 (Investment Advisor Representative) licenses. On May 13, 2009, Mr. Nahass filed a petition for bankruptcy in the United States Bankruptcy Court for the Central District of California, Case No. 8:09-bk 14465-TA. The discharge date was August 17, 2011. Mr. Nahass’s background in investment banking led to our conclusion that he should serve as director in light of our business and structure.

Edward Piatt
Director

Mr. Piatt has served as a Director since February 9, 2012. Edward Piatt is an experienced, LEED Accredited Architect currently working in San Francisco, California. He received his Bachelors of Science in Design (2002) and his Masters of Architecture (2004) from the University of Nebraska, Lincoln. Edward has worked in Los Angeles, New York and San Francisco, where he gained experience in all phases of projects, from conceptual design through construction, documentation and administration. Current and recent projects include Yahoo! Corporate Headquarters; Lawrence Berkeley National Laboratory-New General Purpose Lab; Princeton University Campus Master Plan and Creative Performing Arts Initiative; Kaohsiung International Competition; and many other notable projects in commercial, retail, higher education, and industrial/ product design. Mr. Piatt’s background in architecture, design and construction led to our conclusion that he should serve as director in light of our business and structure.

Steven J. Ross
Director

Mr. Ross, age 54, has over 25 years of senior management experience, ranging from high growth private companies to multi-billion dollar divisions of public enterprises. Mr. Ross is currently Managing Director of MTN Capital Partners, a New York-based Private Equity firm focused on lower middle market transactions. He joined MTN in 2011 after completing the sale of his previous business and is responsible for deal generation and execution in the Western United States, operating from Newport Beach, California. Mr. Ross is also the Lead Director for the Longhai Steel Company, a major steel wire producer based in Xingtai, China. Previously, Mr. Ross was CEO of National Investment Managers from 2006 until its sale to a Private Equity firm in 2011. Under Mr. Ross’ leadership, the company became the largest independent retirement services company in the country with over $11 billion in assets under administration and operations in 17 cities in the United States.

Between 2001 and 2006, Mr. Ross served as Chairman and CEO of DynTek. During his tenure he successfully transitioned the company from a $5 million software development company to a leading provider of information technology services with annual revenues of over $100 million. From 1998 to 2001, Mr. Ross was Vice President and General Manager of the Computer Systems Division of Toshiba America with overall responsibility for Toshiba’s $3 billion computer business in the US and South America. Prior to joining Toshiba, from 1996 to 1998, Mr. Ross served as President & General Manager – Computer Reseller Division and President of Corporate Marketing at Inacom, a $7 billion Fortune 500 provider of computer products and services. He directed Inacom’s largest operating division, at $2.5 billion, as well as overall corporate and strategic marketing. Prior to his employment at Inacom, Mr. Ross served as Senior Vice President, Sales & Business Development, for Intelligent Electronics, a $3.5 billion Fortune 500 computer reseller, at the time the largest independent supplier of information technology in the United States. Mr. Ross has also held senior management positions at Dell Computer Corporation and PTXI/Bull HN Information Systems.

Mr. Ross has served as Vice-Chairman of the Board of the Computing Technology Industry Association (COMPTIA) and as a board member of the US Internet Industry Association (USIIA). Mr. Ross is an alumnus of Harvard University and a graduate of the Advanced Management Program at Harvard Business School. Mr. Ross’s business experience led to our conclusion that he should serve as director in light of our business and structure.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than three members. Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of five members, one of whom, Steven J. Ross, qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

Other than our officers and directors, we currently have no other significant employees.

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early exploration stage company and has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2012, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted a code of ethics because it has only recently commenced operations.

ITEM 11.	EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended December 31, 2012 and 2011:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us as of the years ended December 31, for the fiscal years ended as indicated.

						Non-Equity
						Incentive	Nonqualified
Name and						Plan	Deferred	All Other
Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Compensation($)	Compensation($)	Compensation($)	Total($)

Derek Peterson(1)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

Amy Almsteier (2)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

Michael James (3)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

Michael Nahass (4)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

Maureen Cotton (5)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

(1) Appointed President and Chief Executive Officer, and Chairman of the Board of Directors, on February 9, 2012.

(2) Appointed Secretary, Treasurer and Director on February 9, 2012.

(3) Appointed Chief Financial Officer on February 9, 2012.

(4) Served of President, Secretary and Treasurer from January 26, 2012 until February 9, 2012. Appointed Director on January 26, 2012.

(5) Served as Director from July 22, 2008, until resigning as Director on January 26, 2012. Appointed President, Chief Financial Officer, Secretary, Treasurer and Director on July 30, 2008. Resigned as President, Chief Financial Officer, Secretary, Treasurer and Director on January 26, 2012.

None of our directors have received monetary compensation since our inception until December 31, 2012. We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

We have not granted any stock options to the executive officers since our inception. Upon the further development of our business, we will likely grant options to directors and officers consistent with industry standards for junior mineral exploration companies.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and, with the exception of one person, Steven J. Ross, has no compensation agreement with any of its officers and directors.

Pursuant to an Independent Director Agreement dated July 23, 2012 by and between Terra Tech Corp. and Steven J. Ross, the Company has agreed to pay Mr. Ross $2,000 per month, commencing immediately following any financing, either debt or equity, in excess of $1,000,000 that the Company receives during his term as a director, and issue to Mr. Ross, an aggregate of 300,000 restricted shares of the Company’s common stock (such payment and issuance, the “Compensation”), one-half (1/2) of the shares to be vested on the date of appointment, and the remaining one-half (1/2) of the shares to be vested on May 31, 2013. The board of directors of the Company reserves the right to change the Compensation from time to time, to take into consideration the responsibilities associated with different committees in setting Compensation levels and to grant additional restricted shares periodically, which may vary from the terms described in this section. If Mr. Ross ceases to serve as a director on the Company’s Board at any time and for any reason prior to a grant date associated with any restricted shares, all restricted shares described in the restricted share agreement that have not been granted as of such time of cessation of services will not be granted. All such cancelled or forfeited restricted shares shall be returned to the Company’s incentive pool.

The Company and Mr. Ross also entered into an Indemnification Agreement with the Company, dated July 23, 2012, whereby the Company has agreed to indemnify Mr. Ross for claims against him that may arise in connection with the performance of his duties as a director for the Company.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of December 31, 2012:

	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash($)	Awards($)	Awards($)	Compensation($)	Earnings($)	Compensation($)	Total($)

Derek Peterson (1)	0	0	0	0	0	0	0

Amy Almsteier(2)	0	0	0	0	0	0	0

Michael Nahass (3)	0	0	0	0	0	0	0

Edward Piatt (4)	0	0	0	0	0	0	0

Steven Ross (5)	0	0	0	0	0	0	0

Maureen Cotton (6)	0	0	0	0	0	0	0

(1) Appointed President and Chief Executive Officer, and Chairman of the Board of Directors, on February 9, 2012.

(2) Appointed Secretary, Treasurer and Director on February 9, 2012.

(3) Served of President, Secretary and Treasurer from January 26, 2012 until February 9, 2012. Appointed Director on January 26, 2012.

(4) Appointed director on February 9, 2012.

(5) Appointed Director on July 23, 2012.

(6) Served as Director from July 22, 2008, until resigning as Director on January 26, 2012. Appointed President, Chief Financial Officer, Secretary, Treasurer and Director on July 30, 2008. Resigned as President, Chief Financial Officer, Secretary, Treasurer and Director on January 26, 2012

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of December 31, 2012, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: 18101 Von Karman, Third Floor, Irvine, California 92612.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Common Stock (1)

Common Stock	Derek Peterson	2,036,181	(2)	1.3%
Common Stock	Amy Almsteier	79,904,119	(3)	52.9%
Common Stock	Michael A. Nahass	54,000		*
Common Stock	Edward Piatt	30,000		*
Common Stock	Michael James	-0-		*
Common Stock	Steven Ross	-0-		*
All directors and executive officers as a group (6 persons)		82,024,300		54.8%

*less than 1%

(1) As of December 31, 2012, we have 82,371,853 shares of common stock issued, 100 shares of Series A Preferred Stock, convertible at any time into 100 shares of common stock, and 12,750,000 shares of Series B Preferred Stock, convertible into 68,440,200 shares of common stock, for a total of 150,811,883 shares of common stock issued and outstanding.

(2) 50 shares of which are immediately convertible from Series A Preferred Stock and 1,136,131 shares of which are immediately convertible from Series B Preferred Stock. Mr. Peterson disclaims any beneficial ownership interest in the shares of common stock, Series A Preferred Stock and Series B Preferred Stock held by his spouse, Amy Almsteier.

(3) 50 shares of which are immediately convertible from Series A Preferred Stock and 67,304,069 shares of which are immediately convertible from Series B Preferred Stock. Ms. Almsteier disclaims any beneficial ownership interest in the shares of common stock, Series A Preferred Stock and Series B Preferred Stock held by her spouse, Derek Peterson.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On February 9, 2012, we entered into an Agreement and Plan of Merger dated February 9, 2012 (the “Agreement and Plan of Merger”), by and among the Company, TT Acquisitions, Inc., a Nevada corporation and a wholly-owned subsidiary of the Company (“TT Acquisitions”), and GrowOp Technology Ltd., a Nevada corporation (“GrowOp Technology”). Under the terms and conditions of the Agreement and Plan of Merger, the Company sold 33,998,520 shares of common stock of the Company in consideration for all the issued and outstanding shares in GrowOp Technology. The effect of the issuance is that, immediately subsequent to the issuance, GrowOp Technology shareholders held approximately 41.46% of the issued and outstanding shares of common stock of the Company. Separately, TT Acquisitions merged with GrowOp Technology, with the effect that GrowOp Technology became a wholly-owned subsidiary of the Company. Articles of Merger, effecting the merger of GrowOp Technology and TT Acquisitions, were filed with the Secretary of State of the State of Nevada on February 9, 2012.

Pursuant to an Independent Director Agreement dated July 23, 2012 by and between Terra Tech Corp. and Steven J. Ross, the Company has agreed to pay Mr. Ross $2,000 per month, commencing immediately following any financing, either debt or equity, in excess of $1,000,000 that the Company receives during his term as a director, and issue to Mr. Ross, an aggregate of 300,000 restricted shares of the Company’s common stock (such payment and issuance, the “Compensation”), one-half (1/2) of the shares to be vested on the date of appointment, and the remaining one-half (1/2) of the shares to be vested on May 31, 2013. The board of directors of the Company reserves the right to change the Compensation from time to time, to take into consideration the responsibilities associated with different committees in setting Compensation levels and to grant additional restricted shares periodically, which may vary from the terms described in this section. If Mr. Ross ceases to serve as a director on the Company’s Board at any time and for any reason prior to a grant date associated with any restricted shares, all restricted shares described in the restricted share agreement that have not been granted as of such time of cessation of services will not be granted. All such cancelled or forfeited restricted shares shall be returned to the Company’s incentive pool.

The Company and Mr. Ross also entered into an Indemnification Agreement with the Company, dated July 23, 2012, whereby the Company has agreed to indemnify Mr. Ross for claims against him that may arise in connection with the performance of his duties as a director for the Company.

We issued an unsecured promissory note dated December 2, 2011 and due December 2, 2012, issued to an entity controlled by Michael James, an officer of the Company, bearing interest at a rate of 15% per annum. The maturity date was extended until February 28, 2013. Interest shall be paid in cash or common stock at the holders’ option. Principal in the amount of $15,000 has been paid during the twelve months ended December 31, 2012.

We issued an unsecured promissory note dated December 2, 2011 and due December 2, 2012, issued to Michael Nahass, a director of the Company, bearing interest at a rate of 15% per annum. The maturity date was extended until February 28, 2013. Interest shall be paid in cash or common stock at the holders’ option. Principal in the amount of $30,002 has been paid during the twelve months ended December 31, 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2012 and 2010, the total fees charged to the company for audit services, including quarterly reviews were $35,325 and $51,325, for audit-related services were $35,325 and $51,325 and for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

2.1	Agreement and Plan of Merger (1)
2.2	Articles of Merger (1)
3.1.1	Articles of Incorporation (2)
3.1.2	Certificate of Change
3.1.3	Certificate of Amendment (1)
3.1.4	Certificate of Designation for Series A Preferred Stock (3)
3.1.5	Certificate of Designation for Series B Preferred Stock (3)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA TECH CORP.
(Name of Registrant)

Date: March 26, 2013	By:	/s/ Derek Peterson
		Name:	Derek Peterson
		Title:	President, and Chief Executive Officer (principal executive officer)

Date: March 26, 2013	By:	/s/ Michael James
		Name:	Michael James
		Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description

2.1	Agreement and Plan of Merger (1)
2.2	Articles of Merger (1)
3.1.1	Articles of Incorporation (2)
3.1.2	Certificate of Change
3.1.3	Certificate of Amendment (1)
3.1.4	Certificate of Designation for Series A Preferred Stock (3)
3.1.5	Certificate of Designation for Series B Preferred Stock (3)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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