Form 10-Q
period 2013-03-31
Terra Tech Corp.
filed 2013-05-20
CIK 1451512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 17, 2013, there were 86,861,780 shares of common stock, $0.001 par value per share, outstanding; 100 shares of Series A Preferred Stock, $0.001 par value per share, outstanding; and 14,750,000 shares of Series B Preferred Stock, $0.001 par value per shares, outstanding.

TERRA TECH CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2013

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

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

TERRA TECH CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	Unaudited
Assets
Current Assets:
Cash	$436,158	$16,312
Accounts receivable, net	781	27,476
Inventories, net	259,423	256,714
Current portion of notes receivable, net of allowance	-	-
Prepaid Inventory	51,988	51,988
Total Current Assets	748,350	352,490
Property and equipment, net	30,580	33,650
Deposits	700,000	-
Total Assets	$1,478,930	$386,140

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$326,945	$377,376
Note payable	1,192,780	364,306
Loans from Related Party	117,500	104,998
Derivative liability	718,000	-
Total Current Liabilities	2,355,225	846,680

Commitment and Contingencies
Stockholders' Equity
Preferred stock, Convertible Series A, Par value $0.001;
authorized and issued 100 shares as of March 31, 2013
and December 31, 2012 respectively	-	-

Preferred stock, Convertible Series B, Par value $0.001;
authorized 24,999,900 shares; issued and outstanding
14,750,000 shares as of March 31, 2013 and
December 31, 2012, respectively	14,750	14,750

Common stock, Par value $0.001; authorized 350,000,000
shares; issued 85,611,781 and 82,371,853 shares as
of March 31, 2013 and Decemebr 31, 2012, respectively	85,612	82,372
Additional paid-in capital	9,140,680	8,131,305
Common stock subscribed	120,000	-
Accumulated Deficit	(10,237,337)	(8,688,967)
Total Stockholders' Equity	(876,295)	(460,540)

Total Liabilities and Stockholders' Equity	$1,478,930	$386,140

The accompanying notes are an integral part of the condensed consolidated financial statements.

TERRA TECH CORP.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Unaudited

	3 Months	3 Months
	Ended	Ended
	March 31, 2013	March 31, 2012

Total Revenues	$66,121	$211,891
Cost of Goods Sold	68,005	196,926
	(1,884)	14,965
Selling, general and administrative expenses	745,533	187,748
Loss from operations	(747,417)	(172,783)

Other Income (Expenses)
Loss from derivatives issued with debt greater than debt carrying value	(718,000)	-
Interest Expense	(82,953)	(15,967)
Total Other Income (Expense)	(800,953)	(15,967)

Loss before Provision of Income Taxes	(1,548,370)	(188,750)
Provision for income taxes	-	878

Net Loss applicable to common shareholders	$(1,548,370)	$(189,628)

Net Loss per Common Share Basic and Diluted	$(0.02)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	83,370,432	69,695,760

The accompanying notes are an integral part of the condensed consolidated financial statements.

TERRA TECH CORP.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	3 Months	3 Months
	Ended	Ended
	March 31, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,548,370)	$(189,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,070	4,244
Warrants issued with common stock	185,630	15,000
Stock issued for interest expense	55,777	-
Stock issued for services	309,048	-
Equity instruments issued with debt greater than debt carrying amount	718,000	-
Change in receivable reserve	(5,000)	-
Changes in operating assets and liabilities:
Accounts receivable	31,695	(76,019)
Inventory	(2,709)	151,786
Prepaid inventory	-	(10,175)
Deposits	(508,000)	-
Accounts payable	(50,431)	36,026
Due to officers	-	(500)
Net cash used in operations	(811,290)	(69,266)

CASH FLOW FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	928,474	-
Proceeds from issuance of notes payable to related parties	17,502	30,000
Payments on notes payable to related parties	(5,000)	(5,000)
Proceeds from issuance of common stock and common stock subscribed	290,160	50,000
Net cash provided by financing activities	1,231,136	75,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	419,846	5,734
CASH AND CASH EQUIVALENTS, beginning of period	16,312	9,139
CASH AND CASH EQUIVALENTS, end of period	$436,158	$14,873

The accompanying notes are an integral part of the condensed consolidated financial statements.

TERRA TECH CORP.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	3 Months	3 Months
	Ended	Ended
	March 31, 2012	March 31, 2012
SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITES

Cash paid for interest	$2,250	$-

SUPPLEMENTAL DISCLOSURE FOR FINANCING ACTIVITES

Warrant expense	$185,630	$15,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

TERRA TECH CORP
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

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Accounts Receivable

The Company reviews all outstanding accounts receivable for collectability on a quarterly basis.  An allowance for doubtful accounts is recorded for any amounts deemed uncollectable.  The Company does not accrue interest receivable on past due accounts receivable.  There was an allowance of $80,576 at March 31, 2013 and $85,576 at December 31, 2012.

Prepaid Inventory

Prepaid inventory represents deposits made to foreign manufacturers for purchase orders of specific inventory.

Notes receivable

Notes receivable due from customers are unsecured loans which assist with the purchase of products.  The notes range from twelve to eighteen months and bear interest at the annual rates of 4% to 9%.  A corresponding reserve is established for any uncollectable interest.  There was a 100% reserve of $29,424 against the collection of notes receivable at March 31, 2013 and December 31, 2012.

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

Deposits

Deposits are for the purchase of a greenhouse and farm.

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

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company’s income tax return.  Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company has incurred net operating losses for financial-reporting and tax-reporting purposes.  Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the three months ended March 31, 2013.

Loss Per Common Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period.  During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock and convertible debt are not considered in the diluted income (loss) per share calculation since the effect would be anti-dilutive.  The results of operations were a net loss for the three months ended March 31, 2013 therefore the basic and diluted weighted average common shares outstanding were the same.

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

However, the Company has incurred net losses for the three months ended March 31, 2012 and has accumulated a deficit of approximately $10.2 million at March 31, 2013. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The condensed financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

5. REVERSE MERGER, Continued

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

	March 31,	December 31,
	2013	2011
Finished Goods	$259,423	$256,714

7.  PROPERTY AND EQUIPMENT

Property and equipment at cost, less accumulated depreciation, at March 31, 2013 consisted of the following:

	March 31,	December 31,
	2013	2012
Furniture	$31,539	$31,539
Equipment	26,022	26,022
Leasehold improvements	10,400	10,400
Subtotal	67,961	67,961
Less accumulated depreciation	(37,381)	(34,311)
Total	$30,580	$33,650

Depreciation expense related to property and equipment for the quarter ended March 31, 2013 was $3,070 and for the quarter ended March 31, 2012 was $4,255.

8.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2013	2012
Accounts payable	$97,512	$159,118
Accrued officers’ salary	75,000	75,000
Accrued interest	96,583	75,408
Accrued payroll taxes	57,850	57,850
Customer deposits	-	10,000
	$326,945	$377,376

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.  NOTE PAYABLE

 Notes payable is as follows:

	March 31,	December 31,
	2013	2012

Senior secured promissory note dated July 15, 2011, issued to an accredited investor, maturing July 15, 2012, bearing interest at a rate of 15% per annum. The maturity date has been extended until March 15, 2013. Principal in the amount of $150,000 was paid during the twelve months ended December 31, 2012. The balance of principal and interest was paid in stock during the quarter ended March 31, 2013.	$-	$100,000

Unsecured promissory demand note dated May 7, 2012, issued to an accredited investor, bearing interest at a rate of 4% per annum. Holder may elect to convert into common stock at $0.75 per share.	5,000	5,000

Promissory note dated July 15, 2012, issued to an accredited investor, maturing July 15, 2013, bearing interest at a rate of 12% per annum. Principal and interest may be converted into common stock based on the average trading price of the ten days prior to maturity at the holders’ option.	150,000	150,000

Unsecured promissory demand notes, issued to an accredited investor, bearing interest at a rate of 4% per annum. Holder may elect to convert into common stock at $0.75 per share.	109,306	109,306

Unsecured promissory demand note, issued to an accredited investor, bearing interest at a rate of 15% per annum.	3,474	-

Unsecured promissory demand note, issued to an accredited investor, bearing interest at a rate of 18% per annum.	100,000	-

Senior secured promissory notes dated March 23, 2013, issued to accredited investors, maturing November 22, 2013, bearing interest at a rate of 60% per annum. Principal and interest may be converted into common stock based on the average trading price of the ten days prior to maturity at the holders’ option.	825,000	-
	$1,192,780	$364,306

The senior secured promissory notes are secured by shares of common stock. There is accrued interest of $65,611 as of March 31, 2013.

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.  LOANS FROM RELATED PARTY

Notes payable to related party is as follows:

	March 31,	December 31,
	2013	2012
Unsecured promissory note dated December 2, 2011 and due December 2, 2012, issued to an entity controlled by Michael James an officer of the Company, bearing interest at a rate of 15% per annum. The maturity date has been extended until July 31, 2013. Interest shall be paid in cash or common stock at the holders’ option. Principal in the amount of $5,000 has been paid during the three months ended March 31, 2013.	$30,000	$35,000

Unsecured promissory note dated December 2, 2011 and due December 2, 2012, issued to Michael Nahass a director of the Company, bearing interest at a rate of 15% per annum. The maturity date has been extended until July 31, 2013. Interest shall be paid in cash or common stock at the holders’ option. During the quarter ended March 31, 2013, $17,502 has been advanced to the Company.	87,500	69,998
	$117,500	$104,998

The unsecured demand notes due to related parties have accrued interest of $30,966 as of March 31, 2013.

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

11. CAPITAL STOCK, Continued

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

12. WARRANTS

The Company has the following shares of common stock reserved for the warrants outstanding as of March 31, 2013:

	March 31, 2013
	Shares	Weighted Average Exercise Price
Warrants outstanding – beginning of year	6,711,733	$0.35
Warrants exercised	-	-
Warrants granted	515,637	0.33
Warrants expired	-	-

Warrants outstanding – end of period	7,227,370	$0.33

The weighted exercise price and weighted fair value of the warrants granted by the Company as of March 31, 2013, are as follows:

March 31, 2013
Weighted
	Average	Weighted
	Exercise	Average
	Price	Fair Value

Weighted average of warrants granted during the quarter whose exercise price exceeded fair market value at the date of grant	$0.33	$0.46

Weighted average of warrants granted during the quarter whose exercise price was equal or lower than fair market value at the date of grant	$-	$-

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. WARRANTS, Continued

The following table summarizes information about fixed-price warrants outstanding:

	Number	Average
Range of	Outstanding at	Remaining	Weighted
Exercise	March 31,	Contractual	Average
Prices	2012	Life	Exercise Price
$0.33	5,588,400	18 Months	$0.33
$0.46	600,000	29 Months	$0.46
$0.46	150,000	34 Months	$0.46
$0.85	40,000	32 Months	$0.85
$0.40	333,333	32 Months	$0.40
$0.33	515,637	58 Months	$0.33
	7,227,370

For the warrants issued in January 2013, the Company valued the warrants utilizing the black schools method with the following inputs: stock price of $0.46, exercise price of $0.33, volatility of 106.26%, years 5, treasury bond rate 2.5% and dividend rate of 0%.

The warrant expense of $185,630 was based on the Black Scholes calculation which was expensed during the three months ended March 31, 2013.

13.  OPERATING LEASE COMMITMENTS

The Company leases certain office and industrial warehouse space in Lake Forest, California. The monthly rent is $3,025 for the first year and will increase to $3,300 for the second year. Net rent expense for the Company for the three months ended March 31, 2013 was $6,307.

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

As of March 31, 2013, there was no accrual recorded for any potential losses related to pending litigation.

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. SUBSEQUENT EVENTS

During April 2013 the Company sold $20,000 of common stock at $0.16 or 125,000 common shares. The Company also issued 125,000 five year warrants to acquire stock at $0.16 per share.

During April 2013 the Company issued an eight month $250,000 of Senior Secured Convertible note. The Note converts into common stock after six months outstanding based on 62% of the preceding ten day volume weighted price.

On April 23, 2013, the Company entered into a Share Exchange Agreement, dated March 23, 2013, by and among the Company, Edible Garden Corp., a Nevada corporation (“Edible Garden”), and the holders of common stock of Edible Garden. The share exchange was consummated on April 24, 2013, when Articles of Exchange were filed with the Secretary of State of the State of Nevada.

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

Results of Operations for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011:

Total revenues generated from the sales of the Company’s products for the quarter ended March 31, 2013 totaled $66,121, a decrease of $486,458 from the quarter ended March 31, 2012 which totaled $552,579.  The primary reason was due the reallocation of resources, capital and personnel towards the acquisition of Edible Garden Corp, fundraising and the purchase fixed assets to expand the company’s business.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the quarter ended March 31, 2013 amounted to a negative $1,884 for a negative 3% gross margin.  Gross profits decreased $102,750 or 102% for the quarter ended March 31, 2013 compared to $100,866 for the quarter ended March 31, 2012.  The decrease in the gross margin was due to management lowering the selling price of certain products so that cash would be raised.

Selling, general and administrative expenses for the quarter ended March 31, 2013 were $745,533, a decrease of $327,333 from the quarter ended March 31, 2012, which totaled $1,072,866.  The major decreases were from officer compensation in connection with the issuance of Preferred Stock, Series B in the amount of $193,014 and the corresponding payroll taxes of $25,625.  Media consultant fees which decreased $20,570 due to new less promotion, in being a public entity. There was a reduction in legal costs in the amount of $107,528, which was to defend the Company in prior year lawsuit.  The Company had incurred an impairment of goodwill in connection with the reverse merger on the amount of $4,799,965 in the prior year versus zero in the current year.

The Company had a loss on derivative of $718,000 versus zero in the prior year, due to convertible notes issued in 2013.  Interest expense totaled $88,953 for the quarter ended March 31, 2013 versus $62,203 in the quarter ended March 31, 2012.  The increase is due to more debt outstanding in the quarter ended March 31, 2013.

The net result for the quarter ended March 31, 2013 was a loss of $1,554,370 or $0.02 per share compared to a loss of $5,836,369 or $0.08 for the quarter ended March 31, 2012.  The primary reason for the loss was due to reduced sales caused by not having the proper inventory which was demanded by the customers. The Company also incurred a loss on the derivative in the amount of $718,000.

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

The Company incurred net losses for the three months ended March 31, 2013 and has accumulated a deficit of $10,237,337 at March 31, 2013. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has never reported Net Income.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

The Company’s business operations generally have been financed by debt investments through promissory notes with accredited investors and equity investments in the common stock of the Company by accredited investors.  During the three months of 2013, the Company obtained new debt from the issuance of unsecured promissory notes that supplied the funds that were needed to finance operations during the reporting period.  Such new borrowings resulted in the receipt by the Company of $945,976.  The Company also issued 515,637 shares of common stock for $170,160.  The Company also had $120,000 common stock subscribed during the quarter ended March 31, 2013.  While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve.  As a result, the Company’s financial position at the end of the reporting period showed a working capital deficit of $1,606,875.  During the first three months of 2013 the Company obtained new financing sufficient to fund ongoing working capital requirements.  We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4.  CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2013.

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
___________
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

TERRA TECH CORP.
(Name of Registrant)

Date: May 20, 2013	By:	/s/ Derek Peterson
Name: Derek Peterson
Title: President and Chief Executive Officer

Date: May 20, 2013	By:	/s/ Michael James
Name: Michael James
Title: Chief Financial Officer

EXHIBIT INDEX

Number	Description

2.1	Agreement and Plan of Merger (1)
2.2	Articles of Merger (1)
3.1.1	Articles of Incorporation (2)
3.1.2	Certificate of Change
3.1.3	Certificate of Amendment (1)
3.1.4	Certificate of Designation for Series A Preferred Stock (3)
3.1.5	Certificate of Designation for Series B Preferred Stock (3)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
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