Form 10-Q/A
period 2012-06-30
Terra Tech Corp.
filed 2013-08-19
CIK 1451512

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

As of August 17, 2012, the registrant had 82,038,520 shares of Common Stock, $0.001 par value, issued and outstanding; outstanding  100 shares of Series A Preferred Stock, $0.001 par value per share, outstanding; and 14,750,000 shares of Series B Preferred Stock, $0.001 par value per shares, outstanding.

Explanatory Note

We are filing this Amendment No. 2 on Form 10-Q to amend our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Original Filing”), as originally filed with the Securities and Exchange Commission (the “SEC”) on August 20, 2012 (the “Original Filing Date”) to reflect a restatement of the following previously filed financial statements and data (and related disclosures):

•	our condensed consolidated balance sheet as of June 30, 2012 and December 31, 2011, as discussed in Note 2 to the financial statements included in Item 1 of this Amendment No. 2 to Form 10-Q;

•
our condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2012, and June 30, 2011 as discussed in Note 2 to the financial statements included in Item 1 of this Amendment No. 2 to Form 10-Q; and

•
our management’s discussion and analysis of financial condition and results of operations as of and for the three and six months ended June 30, 2012 as discussed in Item 2 of this Amendment No. 2 to Form 10-Q.

The restatement amends the accounting treatment for the merger entered into on February 9, 2012, pursuant to that certain Agreement and Plan of Merger dated February 9, 2012 (the “Agreement and Plan of Merger”), by and among the Company, TT Acquisitions, Inc., a Nevada corporation and a wholly-owned subsidiary of the Company, and GrowOp Technology Ltd., a Nevada corporation.  The Company treated the convertible Series A Preferred Stock and the convertible Series B Preferred Stock as an expense in 2012 when it was an exchange of stock.  The Company did not reflect the goodwill and the impairment of goodwill in the financials for the first quarter of 2012.  The restatement reflects the change.  The Company did not include the operations of GrowOp Technology Ltd. in the financials for the first quarter of 2011.  The restatement reflects the change in this Amendment No. 2 to Form 10-Q.

Although this Amendment No. 2 to Form 10-Q supersedes the Original Filing in its entirety, this Amendment No. 2 to Form 10-Q amends and restates only Items 1, 2 and 4 of Part I, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. This Amendment No. 2 to Form 10-Q makes disclosure as of the Original Filing Date and does not reflect any events that may have occurred subsequent to the Original Filing Date.

TERRA TECH CORP.
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2013

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

PART I. FINANCIAL INFORMATION

ITEM   1.  CONSOLIDATED FINANCIAL STATEMENTS.
TERRA TECH CORP.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	Restated	Restated
	Unaudited
Assets
Current Assets:
Cash	$6,053	$9,139
Accounts receivable, net	86,256	32,381
Inventories, net	329,306	515,014
Current portion of notes receivable, net of allowance	-	-
Prepaid Inventory	29,070	14,776
Total Current Assets	450,685	571,310
Property and equipment, net	46,916	54,819
Deposits	-	5,000
Total Assets	$497,601	$631,129

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$226,688	$170,200
Note payable	279,982	250,000
Loans from Related Party	179,190	150,000
Due to officers	-	500
Total Current Liabilities	685,860	570,700

Commitment and Contingencies
Stockholders' Equity
Preferred stock, Convertible Series A, Par value $0.001;
authorized and issued 100 shares as of June 30, 2012
and December 31, 2011 respectively	-	-

Preferred stock, Convertible Series B, Par value $0.001;
authorized 24,999,900 shares; issued and outstanding
14,750,000 and 12,750,000 shares as of June 30, 2012
and December 31, 2011, respectively	14,750	12,750

Common stock, Par value $0.001; authorized 350,000,000
shares; issued 82,038,520 and 33,848,520 shares as
of June 30, 2012 and Decemebr 31, 2011, respectively	82,039	33,849
Additional paid-in capital	7,911,638	2,866,428
Accumulated Deficit	(8,196,686)	(2,852,598)
Total Stockholders' Equity	(188,259)	60,429

Total Liabilities and Stockholders' Equity	$497,601	$631,129

The accompanying notes are an integral part of the condensed financial statements.

TERRA TECH CORP.
CONDENSED STATEMENT OF OPERATIONS
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Restated	Restated	Restated
	2012	2011	2012	2011

Total Revenues	$83,185	$137,844	$295,076	$381,780
Cost of Goods Sold	73,448	37,275	270,374	247,853
	9,737	100,569	24,702	133,927
Selling, general and administrative expenses	127,833	232,083	535,616	355,572
Impairment of goodwill	-	-	4,799,965	-
Loss from operations	(118,096)	(131,514)	(5,310,879)	(221,645)

Other Income (Expenses)
Interest Expense	(16,364)	-	(32,331)	(10,527)
Total Other Income (Expense)	(16,364)	-	(32,331)	(10,527)
Loss before Provision of Income Taxes	(134,460)	(131,514)	(5,343,210)	(232,172)
Provision for income taxes	-	800	878	800
Net Loss applicable to common shareholders	$(134,460)	$(132,314)	$(5,344,088)	$(232,972)

Net Loss per Common Share Basic and Diluted	$(0.00)	$(0.01)	$(0.07)	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	82,024,454	18,540,316	71,447,755	17,752,959

The accompanying notes are an integral part of the condensed financial statements.

TERRA TECH CORP.
CONDENSED STATEMENT OF CASH FLOWS
Unaudited

	6 Months	6 Months
	Ended	Ended
	June 30, 2012	June 30, 2011
	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(5,344,088)	$(232,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,903	6,845
Change in accounts receivable reserve	4,534	-
Warrants issued with common stock	15,400	-
Preferred Stock issued for compensation	200,000	-
Impairment of goodwill	4,799,965	-

Changes in operating assets and liabilities:
Accounts receivable	(58,409)	(13,856)
Inventory	185,708	(91,940)
Prepaid inventory	(14,294)	(48,065)
Notes receivable	-	9,235
Deposits	5,000	-
Accounts payable	56,488	48,049
Due to officers	(500)	-
Net cash used in operations	(142,293)	(322,704)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(25,627)
Cash assumed in reverse merger	35	-
Net cash used in investing activities	35	(25,627)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	29,982	-
Proceeds from issuance of notes payable to related parties	44,190	-
Payments on notes payable	-	(100,000)
Payments on notes payable to related parties	(15,000)	-
Proceeds from issuance of common stock and warrants	80,000	503,250
Net cash provided by financing activities	139,172	403,250

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,086)	54,919
CASH AND CASH EQUIVALENTS, beginning of period	9,139	62,171
CASH AND CASH EQUIVALENTS, end of period	$6,053	$117,090

The accompanying notes are an integral part of the condensed financial statements.

TERRA TECH CORP.
CONDENSED STATEMENT OF CASH FLOWS
Unaudited

	6 Months	6 Months
	Ended	Ended
	June 30, 2012	June 30, 2011
Restated
SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITES

Cash paid for interest	$-	$-

SUPPLEMENTAL DISCLOSURE FOR FINANCING ACTIVITES

Warrant expense	$15,400	$-

The accompanying notes are an integral part of the condensed financial statements.

PART I. FINANCIAL INFORMATION

ITEM   1.  CONSOLIDATED FINANCIAL STATEMENTS.

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

2.  RESTATEMENT OF CONDENSED FINANCIAL STATEMENTS

Subsequent to the issuance of our condensed financial statements for the quarter ended June 30, 2012, we have re-evaluated our interpretation of the merger set forth in the Agreement and Plan of Merger dated February 9, 2012 and have determined that the exchange of the Series A Preferred Stock and the Series B Preferred Stock should not have been expensed in the quarter ended March 31, 2012.  We have adjusted the financials to include the operations for GrowOp Technology for the first quarter ended March 31, 2011.  We have also determined that the impairment of goodwill should have been recorded in the quarter ended March 31, 2012.

The effect of this restatement is to change previously reported expenses, net loss and loss per share for the three and six months ended June 30, 2012 and 2011.

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

However, the Company has incurred net losses for the six months ended June 30, 2012 and has accumulated a deficit of approximately $3.18 million at June 30, 2012. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

	June 30,	December 31,
	2012	2011
Finished Goods	$329,306	$515,014

7. PROPERTY AND EQUIPMENT

Property and equipment at cost, less accumulated depreciation, at June 30, 2012 consisted of the following:

	June 30,	December 31,
	2012	2011
Furniture	$34,421	$34,421
Equipment	32,769	32,769
Leasehold improvements	10,400	10,400
Subtotal	77,590	77,590
Less accumulated depreciation	(30,674)	(22,771)
Total	$46,916	$54,819

Depreciation expense related to property and equipment was $7,903 and $6,845 for the six months ended June 30, 2012 and 2011, respectively.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

 Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2012	2011
Accounts payable	$42,200	$81,168
Accrued officers’ salary	75,000	37,500
Accrued interest	51,638	19,307
Accrued payroll taxes	57,850	32,225
	$226,688	$170,200

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

10.  LOANS FROM RELATED PARTY

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

The unsecured demand notes due to related parties have accrued interest of $15,103 as of June 30, 2012.

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

TERRA TECH CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

WARRANTS, Continued

The weighted exercise price and weighted fair value of the warrants granted by the Company as of June 30, 2012, are as follows:

	June 30, 2012
	Weighted Average Exercise Price	Weighted Average Fair Value
Weighted average of warrants granted during the
six months whose exercise price exceeded fair market
value at the date of grant	$0.54	$0.26

Weighted average of warrants granted during the
six months whose exercise price was equal or lower than
fair market value at the date of grant	$-	$-

The following table summarizes information about fixed-price warrants outstanding:

Range of Exercise Prices	Number Outstanding at March 31, 2012	Average Remaining Contractual Life	Weighted Average Exercise Price

$0.33	5,588,400	27 Months	$0.33
$0.46	600,000	38 Months	$0.46
$0.46	150,000	43 Months	$0.46
$0.85	40,000	34 Months	$0.85
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

The terms of the month to month lease provide for a rental fee of $5,000 per month through April 15, 2012.  Beginning on April 15, 2012 the month-to-month rent was increased to $6,300.  Net rent expense for the Company for the six months ended June 30, 2012 was $23,782.

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

16. SUBSEQUENT EVENTS

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

Results of Operations for the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011:

Total revenues generated from the sales of the Company’s products for the quarter ended June 30, 2012 totaled $83,185, a decrease of $54,659 from the quarter ended June 30, 2011 which totaled $137,844.  The primary reason was due the improper mix of inventory required by the customers.  .

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the quarter ended June 30, 2012 amounted to $9,737 for a 12% gross margin.  Gross profits decreased $90,832 or 90% for the quarter ended June 30, 2012 compared to $100,569 for the quarter ended June 30, 2011.  The decrease in the gross margin was due to management lowering the selling price of certain products so that cash would be raised to buy the proper inventory which the customers were demanding.

Selling, general and administrative expenses for the quarter ended June 30, 2012 were $127,833, a decrease of $104,250 from the quarter ended June 30, 2011 which totaled $232,083.  The major decreases were from professional fees which decreased $29,561 due to better cost controls, a reduction in travel in the amount of $8,281 due to better established relationships and a reduction in consultants in the amount of $92,869 for work which is now being performed by individuals within the company.

Interest expense totaled $16,364 for the quarter ended June 30, 2012 versus zero in the quarter ended June 30, 2011. The increase is due to the debt outstanding.

The net result for the quarter ended June 30, 2012 was a loss of $134,460 or $0.00 per share compared to a loss of $132,314 or $0.02 for the quarter ended June 30, 2011.  The primary reason for the loss was due to reduced sales caused by not having the proper inventory which was demanded by the customers.

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

Results of Operations for the six months ended June 30, 2012 compared to the six months ended June 30, 2011:

Total revenues generated from the sales of the Company’s products for the six months ended June 30, 2012 totaled $295,076, a decrease of $86,704 from the six months ended June 30, 2011 which totaled $381,780.  The primary reason was due the improper mix of inventory required by the customers.  .

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the six months ended June 30, 2012 amounted to a $24,702 for a 8% gross margin.  Gross profits decreased $109,225 or 82% for the six months ended June 30, 2012 compared to $133,927 for the six months ended June 30, 2011.  The decrease in the gross margin was due to management lowering the selling price of certain products so that cash would be raised to buy the proper inventory which the customers were demanding.

Selling, general and administrative expenses for the six months ended June 30, 2012 were $535,616, a increase of $180,044 from the six months ended June 30, 2011 which totaled $355,572. The major increase was officer compensation associated with the issuance of 2,000,000 shares of Series B Preferred stock which was valued at $200,000.  In addition there was payroll tax incurred with the transaction in the amount of $14,375.  The major decrease was from professional fees which decrease $39,717 due to better cost controls.

The Company incurred an impairment of goodwill in connection with the reverse merger on the amount of $4,799,965.

Interest expense totaled $32,1331 for the six months ended June 30, 2012 compared to $10,527 in the six months ended June 30, 2011.  The increase is due to the more debt outstanding for the six months ended June 30, 2012.

The net result for the six months ended June 30, 2012 was a loss of $5,344,088 or $0.07 per share compared to a loss of $232,972 or $0.01 for the six months ended June 30, 2011. The primary reason for the loss was due to reduced sales caused by not having the proper inventory which was demanded by the customers and the impairment of goodwill related to the reverse merger..

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

The Company incurred net losses for the six months ended June 30, 2012 and has accumulated a deficit of $8,196,686 at June 30, 2012. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has never reported Net Income.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

The Company’s business operations generally have been financed by debt investments through promissory notes with accredited investors and equity investments in the common stock of the Company by accredited investors.  During the six months of 2012, the Company obtained new debt from the issuance of unsecured promissory notes that supplied the funds that were needed to finance operations during the reporting period.  Such new borrowings resulted in the receipt by the Company of $74,172.  The Company also issued 190,000 shares of common stock for $80,000.  While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve.  As a result, the Company’s financial position at the end of the reporting period showed a working capital deficit of $235,175.  During the first six months of 2012 the Company obtained new financing sufficient to fund ongoing working capital requirements.  We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2013.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Number	Description

2.1	Agreement and Plan of Merger (1)
2.2	Articles of Merger (1)
3.1.1	Articles of Incorporation (2)
3.1.2	Certificate of Change
3.1.3	Certificate of Amendment (1)
3.1.4	Certificate of Designation for Series A Preferred Stock (3)
3.1.5	Certificate of Designation for Series B Preferred Stock (3)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

TERRA TECH CORP.
(Name of Registrant)

Date: August 19, 2013	By:	/s/ Derek Peterson
Name: Derek Peterson
Title: President and Chief Executive Officer (principal executive officer)

Date: August 19, 2013	By:	/s/ Michael James
Name: Michael James
Title: Chief Financial Officer (principal accounting officer and principal financial officer)

EXHIBIT INDEX

Number	Description

2.1	Agreement and Plan of Merger (1)
2.2	Articles of Merger (1)
3.1.1	Articles of Incorporation (2)
3.1.2	Certificate of Change
3.1.3	Certificate of Amendment (1)
3.1.4	Certificate of Designation for Series A Preferred Stock (3)
3.1.5	Certificate of Designation for Series B Preferred Stock (3)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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