Form 10-Q
period 2013-06-30
Terra Tech Corp.
filed 2013-08-19
CIK 1451512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of June 30, 2013, there were 88,778,950 shares of common stock, $0.001 par value per share, outstanding; 100 shares of Series A Preferred Stock, $0.001 par value per share, outstanding; and 14,750,000 shares of Series B Preferred Stock, $0.001 par value per shares, outstanding.

EXPLANATORY NOTE

The comparisons made between 2013 and 2012 for the three months ended June 30 and the six months ended June 30 are not the same as what was reported in our 10Q/A filed on August 29, 2012. The company will be amending their 10Q for the period of June 30, 2012 to be consistent with this filing. The company anticipates to have the filing complete by August 26, 2013

The restatements will be made in accordance with ASC 250, “Accounting Changes and Error Corrections.” The disclosure provision of ASC 250 requires a company that corrects an error to disclose that its previously issued financial statements have been restated, a description of the nature of the error, the effect of the correction on each financial statement line item and any per share amount affected for each prior period presented, and the cumulative effect on retained earnings (deficit) in the statement of financial position as of the beginning of the each period presented.

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

PART I. FINANCIAL INFORMATION

ITEM   1.  CONSOLIDATED FINANCIAL STATEMENTS.

TERRA TECH CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	Unaudited
Assets
Current Assets:
Cash	$169,380	$16,312
Accounts receivable, net	643,995	27,476
Inventories, net	249,466	256,714
Current portion of notes receivable, net of allowance	-	-
Prepaid Inventory	-	51,988
Total Current Assets	1,062,841	352,490
Property and equipment, net	27,509	33,650
Intangible assets, net	204,612
Deposits	1,864,688	-
Total Assets	$3,159,650	$386,140

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$1,969,690	$377,376
Note payable	1,542,780	364,306
Loans from Related Party	102,500	104,998
Derivative liability	705,000	-
Total Current Liabilities	4,319,970	846,680

Commitment and Contingencies
Stockholders' Equity
Preferred stock, Convertible Series A, Par value $0.001;
authorized and issued 100 shares as of June 30, 2013
and December 31, 2012 respectively	-	-

Preferred stock, Convertible Series B, Par value $0.001;
authorized 24,999,900 shares; issued and outstanding
14,750,000 shares as of June 30, 2013 and
December 31, 2012, respectively	14,750	14,750

Common stock, Par value $0.001; authorized 350,000,000
shares; issued 88,778,950 and 82,371,853 shares as
of June 30, 2013 and Decemebr 31, 2012, respectively	88,779	82,372
Additional paid-in capital	9,837,764	8,131,305
Common stock subscribed	212,500	-
Accumulated Deficit	(11,314,113)	(8,688,967)
Total Stockholders' Equity	(1,160,320)	(460,540)

Total Liabilities and Stockholders' Equity	$3,159,650	$386,140

The accompanying notes are an integral part of the condensed consolidated financial statements.

TERRA TECH CORP.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Total Revenues	$665,365	$83,185	$731,486	$295,076
Cost of Goods Sold	659,570	73,448	727,575	270,374
	5,795	9,737	3,911	24,702
Selling, general and administrative expenses	881,642	127,833	1,627,175	535,616
Impairment of goodwill	-	-	-	4,799,965
Loss from operations	(875,847)	(118,096)	(1,623,264)	(5,310,879)

Other Income (Expenses)
Loss from derivatives issued with debt greater
than debt carrying value	(643,000)	-	(1,361,000)	-
Gain on fair market valuation of derivatives	656,000	-	656,000	-
Interest Expense	(212,279)	(16,364)	(295,232)	(32,331)
Total Other Income (Expense)	(199,279)	(16,364)	(1,000,232)	(32,331)
Loss before Provision of Income Taxes	(1,075,126)	(134,460)	(2,623,496)	(5,343,210)
Provision for income taxes	1,650	-	1,650	878
Net Loss applicable to common shareholders	$(1,076,776)	$(134,460)	$(2,625,146)	$(5,344,088)

Net Loss per Common Share Basic and Diluted	$(0.01)	$(0.00)	$(0.03)	$(0.07)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	88,002,641	82,024,454	85,699,333	71,447,755

The accompanying notes are an integral part of the condensed consolidated financial statements.

TERRA TECH CORP.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	6 Months	6 Months
	Ended	Ended
	June 30, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,625,146)	$(5,344,088)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on fair market valuation of derivatives	(656,000)	-
Depreciation and amortization	13,929	7,903
Warrants issued with common stock	383,005	15,400
Stock issued for interest expense	55,777	-
Stock issued for services	671,924	-
Equity instruments issued with debt greater than
debt carrying amount	1,361,000	-
Preferred Stock issued for compensation	-	200,000
Impairment of goodwill	-	4,799,965
Change in receivable reserve	(5,000)	4,534
Changes in operating assets and liabilities:
Accounts receivable	(611,519)	(58,409)
Inventory	7,248	185,708
Prepaid inventory	51,988	(14,294)
Deposits	(1,672,688)	5,000
Accounts payable	1,592,314	56,488
Due to officers	-	(500)
Net cash used in operations	(1,433,168)	(142,293)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash assumed in reverse merger	100	35
Net cash used in investing activities	100	35

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	1,378,474	29,982
Proceeds from issuance of notes payable to
related parties	17,502	44,190
Payments on notes payable	(100,000)	-
Payments on notes payable to related parties	(20,000)	(15,000)
Proceeds from issuance of common stock and
warrants	310,160	80,000
Net cash provided by financing activities	1,586,136	139,172

NET CHANGE IN CASH AND CASH EQUIVALENTS	153,068	(3,086)
CASH AND CASH EQUIVALENTS, beginning of period	16,312	9,139
CASH AND CASH EQUIVALENTS, end of period	$169,380	$6,053

The accompanying notes are an integral part of the condensed consolidated financial statements.

TERRA TECH CORP.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	6 Months	6 Months
	Ended	Ended
	June 30, 2013	June 30, 2012
SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITES

Cash paid for interest	$6,750	$-

SUPPLEMENTAL DISCLOSURE FOR FINANCING ACTIVITES

Warrant expense	$383,005	$15,000

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

Recent Developments

On March 23, 2013, Terra Tech Corp. (formerly named, “Private Secretary, Inc.”) (, a Nevada corporation (the “Company”) entered into a Share Exchange Agreement with Edible Garden Corp., a Nevada corporation (“Edible Garden”), and the holders of common stock Edible Garden.  The share exchange was consummated on April 24, 2013, when Articles of Exchange were filed with the Secretary of State of the State of Nevada.

Under the terms and conditions of the Agreement, the Company issued 1,250,000 shares of common stock of the Company in consideration for all the issued and outstanding shares in Edible Garden Corp. The effect of the issuance is that Edible Garden Corp. shareholders now hold outstanding shares of common stock of the Company.

On February 9, 2012, Terra Tech Corp. entered into an Agreement and Plan of Merger dated February 9, 2012 (the “Agreement and Plan of Merger”), by and among the Company, TT Acquisitions, Inc., a Nevada corporation and a wholly-owned subsidiary of the Company (“TT Acquisitions”), and GrowOp Technology Ltd., a Nevada corporation (“GrowOp Technology”).

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

TERRA TECH CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Accounts Receivable

The Company reviews all outstanding accounts receivable for collectability on a quarterly basis.  An allowance for doubtful accounts is recorded for any amounts deemed uncollectable.  The Company does not accrue interest receivable on past due accounts receivable.  There was an allowance of $80,576 at June 30, 2013 and $85,576 at December 31, 2012.

Prepaid Inventory

Prepaid inventory represents deposits made to foreign manufacturers for purchase orders of specific inventory.

Notes receivable

Notes receivable due from customers are unsecured loans which assist with the purchase of products.  The notes range from twelve to eighteen months and bear interest at the annual rates of 4% to 9%.  A corresponding reserve is established for any uncollectable interest.  There was a 100% reserve of $29,424 against the collection of notes receivable at June 30, 2013 and December 31, 2012.

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

Intangibles

Intangible assets with definite lives are amortized, but are tested for impairment annually and when an event occurs or circumstances change such that it is more likely than not that an impairment may exist. Our annual testing date is December 31. We test intangibles for impairment by first comparing the carrying value of net assets to the fair value of the related operations. If the fair value is determined to be less than carrying value, a second step is performed to compute the amount of the impairment. In this process, a fair value for intangibles is estimated, based in part on the fair value of the operations, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of intangible impairment. We test these intangibles for impairment by comparing their carrying value to current projections of discounted cash flows attributable to the customer list. Any excess carrying value over the amount of discounted cash flows represents the amount of the impairment.

Deposits

Deposits are for the purchase of a greenhouse and farm.

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

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company’s income tax return.  Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company has incurred net operating losses for financial-reporting and tax-reporting purposes.  Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the six months ended June 30, 2013.

Loss Per Common Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period.  During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock and convertible debt are not considered in the diluted income (loss) per share calculation since the effect would be anti-dilutive.  The results of operations were a net loss for the three and six months ended June 30, 2013 therefore the basic and diluted weighted average common shares outstanding were the same.

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

However, the Company has incurred net losses for the six months ended June 30, 2013 and has accumulated a deficit of approximately $11.3 million at June 30, 2013. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

4. SHARE EXCHANGE

On April 24, 2013, the shareholders of the Company entered into a definitive agreement pursuant to which its shareholders exchanged common stock of Edible Garden Corp. for common stock of the Company.  Under the agreement the Company acquired the customer list. Under the terms of this agreement the Company paid 1,250,000 shares of common stock valued at $212,500.

The transaction was accounted for as a business acquisition. In accordance with generally accepted accounting principles, intangible assets are recorded at fair values as of the date of the transaction. The Company has preliminarily allocated the $212,500 consideration paid to the acquired assets as follows:

Cash	100
Intangible assets, customer list	212,400
Fair value acquired	$212,500

Intangible assets with estimated useful lives are amortized over a 5 year period.

TERRA TECH CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

	June 30,	December 31,
	2013	2012
Finished Goods	$249,466	$256,714

7. PROPERTY AND EQUIPMENT

Property and equipment at cost, less accumulated depreciation, at June 30, 2013 consisted of the following:

	June 30,	December 31,
	2013	2012
Furniture	$31,539	$31,539
Equipment	26,022	26,022
Leasehold improvements	10,400	10,400
Subtotal	67,961	67,961
Less accumulated depreciation	(40,452)	(34,311)
Total	$27,509	$33,650

Depreciation expense related to property and equipment for the six months ended June 30, 2013 was $6,141 and for the six months ended June 30, 2012 was $7,931.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

 Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2013	2012
Accounts payable	$1,547,478	$159,118
Accrued officers’ salary	60,000	75,000
Accrued interest	304,362	75,408
Accrued payroll taxes	57,850	57,850
Customer deposits	-	10,000
	$1,969,690	$377,376

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.  NOTE PAYABLE

 Notes payable is as follows:

	June 30,	December 31,
	2013	2012

Senior secured promissory note dated July 15, 2011, issued to an accredited investor, maturing July 15, 2012, bearing interest at a rate of 15% per annum. The maturity date has been extended until March 15, 2013. Principal in the amount of $150,000 was paid during the twelve months ended December 31, 2012. The balance of principal and interest was paid in stock during the quarter ended March 31, 2013.	$-	$100,000

Unsecured promissory demand note dated May 7, 2012, issued to an accredited investor, bearing interest at a rate of 4% per annum. Holder may elect to convert into common stock at $0.75 per share.	5,000	5,000

Promissory note dated July 15, 2012, issued to an accredited investor, maturing July 15, 2013, bearing interest at a rate of 12% per annum. Principal and interest may be converted into common stock based on the average trading price of the ten days prior to maturity at the holders’ option.	150,000	150,000

Unsecured promissory demand notes, issued to an accredited investor, bearing interest at a rate of 4% per annum. Holder may elect to convert into common stock at $0.75 per share.	109,306	109,306

Unsecured promissory demand note, issued to an accredited investor, bearing interest at a rate of 15% per annum.	3,474	-

Senior secured promissory notes dated March 23, 2013, issued to accredited investors, maturing November 22, 2013, bearing interest at a rate of 60% per annum. Principal and interest may be converted into common stock based on the average trading price of the ten days prior to maturity at the holders’ option.	825,000	-

Senior secured promissory notes dated April 19, 2013, issued to accredited investors, maturing December 19, 2013, bearing interest at a rate of 60% per annum. Principal and interest may be converted into common stock based on the average trading price of the ten days prior to maturity at the holders’ option.	250,000	-

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE PAYABLE, Continued

Senior secured promissory notes dated May 3, 2013, issued to accredited investors, maturing November 22, 2013, bearing interest at a rate of 60% per annum. Principal and interest may be converted into common stock based on the average trading price of the ten days prior to maturity at the holders’ option.	200,000	-
	$1,542,780	$364,306

The senior secured promissory notes are secured by shares of common stock. There is accrued interest of $269,270 as of June 30, 2013.

10.  LOANS FROM RELATED PARTY

 Notes payable to related party is as follows:

	June 30,	December 31,
	2013	2012

Unsecured promissory note dated December 2, 2011 and due December 2, 2012, issued to an entity controlled by Michael James an officer of the Company, bearing interest at a rate of 15% per annum. The maturity date has been extended until August 31, 2013. Interest shall be paid in cash or common stock at the holders’ option. Principal in the amount of $5,000 has been paid during the six months ended June 30, 2013.	$30,000	$35,000

Unsecured promissory note dated December 2, 2011 and due December 2, 2012, issued to Michael Nahass a director of the Company, bearing interest at a rate of 15% per annum. The maturity date has been extended until August 31, 2013. Interest shall be paid in cash or common stock at the holders’ option. During the six months ended June 30, 2013, $17,502 has been advanced to the Company. Principal in the amount of $15,000 has been paid during the six months ended June 30, 2013.	72,500	69,998
	$102,500	$104,998

The unsecured demand notes due to related parties have accrued interest of $35,087 as of June 30, 2013.

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Common Stock

The Company has authorized 350 million shares of common stock with $0.001 par value, of which there were issued and outstanding 88,778,950 as of June 30, 2013.

During the six months ended June 30, 2013 the Company sold 1,390,637 common shares for $310,160. The Company also issued during the six months ended June 30, 2013 400,000 common shares valued at $192,000 for deposits, 729,052 common shares valued at $155,777 for debt and interest payments and 3,887,408 common shares valued at $671,924 for services rendered.

12. WARRANTS

The Company has the following shares of common stock reserved for the warrants outstanding as of June 30, 2013:

	June 30, 2013
		Weighted
		Average
		Exercise
	Shares	Price

Warrants outstanding – beginning of year	6,711,733	$0.35
Warrants exercised	-	-
Warrants granted	2,028,137	0.19
Warrants expired	-	-

Warrants outstanding – end of period	8,739,870	$0.32

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WARRANTS, Continued

The weighted exercise price and weighted fair value of the warrants granted by the Company as of June 30, 2013, are as follows:

June 30, 2013
Weighted
	Average	Weighted
	Exercise	Average
	Price	Fair Value

Weighted average of warrants granted during the six months whose exercise price exceeded fair market value at the date of grant	$0.32	$0.46

Weighted average of warrants granted during the six months whose exercise price was equal or lower than fair market value at the date of grant	$-	$-

The following table summarizes information about fixed-price warrants outstanding:

Range of Exercise Prices	Number Outstanding at June 30, 2013	Average Remaining Contractual Life	Weighted Average Exercise Price

$0.33	5,588,400	15 Months	$0.33
$0.46	600,000	26 Months	$0.46
$0.46	150,000	31 Months	$0.46
$0.85	40,000	29 Months	$0.85
$0.40	333,333	29 Months	$0.40
$0.33	515,637	55 Months	$0.33
$0.16	875,000	57 Months	$0.16
$0.11	637,500	58 Months	$0.11
	8,739,870

For the warrants issued in January 2013, the Company valued the warrants utilizing the black schools method with the following inputs: stock price of $0.46, exercise price of $0.33, volatility of 106.26%, years 5, treasury bond rate 2.5% and dividend rate of 0%.

For the warrants issued in April 2013, the Company valued the warrants utilizing the black schools method with the following inputs: stock price of $0.19, exercise price of $0.16, volatility of 115.70%, years 5, treasury bond rate 2.5% and dividend rate of 0%.

For the warrants issued in May 2013, the Company valued the warrants utilizing the black schools method with the following inputs: stock price of $0.11, exercise price of $0.11, volatility of 114.54%, years 5, treasury bond rate 2.5% and dividend rate of 0%.

The warrant expense of $383,005 was based on the Black Scholes calculation which was expensed during the six months ended June 30, 2013.

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.  OPERATING LEASE COMMITMENTS

The Company leases certain office and industrial warehouse space in Lake Forest, California. The monthly rent is $3,025 for the first year and will increase to $3,300 for the second year. Net rent expense for the Company for the six months ended June 30, 2013 was $21,944.

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

As of June 30, 2013, there was no accrual recorded for any potential losses related to pending litigation.

15. SUBSEQUENT EVENTS

During July 2013 the Company issued an eight month $250,000 of Senior Secured Convertible note.  The Note converts into common stock after six months outstanding based on 62% of the preceding ten day volume weighted price.

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

Results of Operations for the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012:

Total revenues generated from the sales of the Company’s products for the quarter ended June 30, 2013 totaled $665,365, an increase of $582,180 from the quarter ended June 30, 2012 which totaled $83,185.  The primary reason was due the revenue generated from Edible Gardens.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the quarter ended June 30, 2013 amounted to $5,795 for a 1% gross margin. Gross profits decreased $3,942 or 40% for the quarter ended June 30, 2013 compared to $9,737 for the quarter ended June 30, 2012. The decrease in the gross margin was due to management lowering the selling price of certain products so that cash would be raised.

Selling, general and administrative expenses for the quarter ended June 30, 2013 were $881,642, an increase of $753,809 from the quarter ended June 30, 2012 which totaled $127,833. The major increases were from consultants paid in stock in the amount of $362,876 and warrant expense which exceed the prior year by 181,975.

The Company had a loss on derivative of $643,000 versus zero in the prior year, due to convertible notes issued in 2013. The Company had a gain on the fair market valuation of derivatives in the amount of $656,000 versus zero from the prior year, since no derivatives were outstanding then. Interest expense totaled $212,279 for the quarter ended June 30, 2013 versus $16,364 in the quarter ended June 30, 2012. The increase is due to more debt outstanding in the quarter ended June 30, 2013.

The net result for the quarter ended June 30, 2013 was a loss of $1,076,776 or $0.01 per share compared to a loss of $134,460 or $0.00 for the quarter ended June 30, 2012.

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

Results of Operations for the six months ended June 30, 2013 compared to the six months ended June 30, 2012:

Total revenues generated from the sales of the Company’s products for the six months ended June 30, 2013 totaled $731,486, a increase of $436,410 from the six months ended June 30, 2012 which totaled $295,076. The primary reason was due the revenue generated from Edible Gardens.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the six months ended June 30, 2013 amounted to $3,911. Gross profits decreased $20,791 or 84% for the six months ended June 30, 2013 compared to $24,702 for the six months ended June 30, 2012. The decrease in the gross margin was due to management lowering the selling price of certain products so that cash would be raised..

Selling, general and administrative expenses for the six months ended June 30, 2013 were $1,627,175, an increase of $1,091,559 from the six months ended June 30, 2012 which totaled $535,616 for the six months ended June 30, 2013. The Company had incurred an impairment of goodwill in connection with the reverse merger on the amount of $4,799,965 in the prior year versus zero in the current year.

The Company had a loss on derivative of $1,361,000 versus zero in the prior year, due to convertible notes issued in 2013. The Company had a gain on the fair market valuation of derivatives in the amount of $656,000 versus zero from the prior year, since no derivatives were outstanding then. Interest expense totaled $295,232 for the six months ended June 30, 2013 versus $32,331 in the six months ended June 30, 2012. The increase is due to more debt outstanding in the six months ended June 30, 2013.

The net result for the six months ended June 30, 2013 was a loss of $2,625,146 or $0.03 per share compared to a loss of $5,344,088 or $0.07 per share for the six months ended June 30, 2012.

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

The Company incurred net losses for the six months ended June 30, 2013 and has accumulated a deficit of $11,314,113 at June 30, 2013. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has never reported Net Income.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

The Company’s business operations generally have been financed by debt investments through promissory notes with accredited investors and equity investments in the common stock of the Company by accredited investors.  During the six months of 2013, the Company obtained new debt from the issuance of unsecured promissory notes that supplied the funds that were needed to finance operations during the reporting period.  Such new borrowings resulted in the receipt by the Company of $1,395,976.  The Company also issued 1,390,637 shares of common stock for $310,160.  While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve.  As a result, the Company’s financial position at the end of the reporting period showed a working capital deficit of $3,257,129.  During the first six months of 2013 the Company obtained new financing sufficient to fund ongoing working capital requirements.  We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow.

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