Form 10-Q
period 2013-09-30
Terra Tech Corp.
filed 2013-11-19
CIK 1451512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 28, 2013, there were 123,577,646 shares of common stock, $0.001 par value per share, outstanding; 100 shares of Series A Preferred Stock, $0.001 par value per share, outstanding; and 14,750,000 shares of Series B Preferred Stock, $0.001 par value per shares, outstanding.

TERRA TECH CORP.
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2013

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Terra Tech Corp., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) product demand, market and customer acceptance of Terra Tech’s equipment and other goods, (ii) ability to obtain financing to expand its operations, (iii) ability to attract qualified sales representatives, (iv) competition, pricing and development difficulties, (v) ability to integrate Edible Garden Corp. and GrowOp Technology Ltd. into its operations as a reporting issuer with the Securities and Exchange Commission, and (iv) general industry and market conditions and growth rates and general economic conditions., the exercise of the majority control the Company’s affiliates collectively hold of the Company’s voting securities, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

 PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

TERRA TECH CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	Unaudited
Assets
Current Assets:
Cash	$40,698	$16,312
Accounts receivable, net	548,481	27,476
Inventories, net	248,612	256,714
Current portion of notes receivable, net of allowance	-	-
Prepaid Inventory	-	51,988
Total Current Assets	837,791	352,490
Property and equipment, net	24,439	33,650
Intangible assets, net	193,992	-
Deposits	2,631,532	-
Total Assets	$3,687,754	$386,140

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$1,955,940	$377,376
Note payable	1,404,280	364,306
Loans from Related Party	102,500	104,998
Derivative liability	336,300	-
Total Current Liabilities	3,799,020	846,680

Commitment and Contingencies
Stockholders' Equity
Preferred stock, Convertible Series A, Par value $0.001;
authorized and issued 100 shares as of September 30, 2013
and December 31, 2012 respectively	-	-

Preferred stock, Convertible Series B, Par value $0.001;
authorized 24,999,900 shares; issued and outstanding
14,750,000 shares as of September 30, 2013 and
December 31, 2012, respectively	14,750	14,750

Common stock, Par value $0.001; authorized 350,000,000
shares; issued 101,165,307 and 82,371,853 shares as
of September 30, 2013 and Decemebr 31, 2012, respectively	101,165	82,372
Additional paid-in capital	10,555,377	8,131,305
Common stock subscribed	546,500	-
Accumulated Deficit	(11,329,058)	(8,688,967)
Total Stockholders' Equity	(111,266)	(460,540)

Total Liabilities and Stockholders' Equity	$3,687,754	$386,140

The accompanying notes are an integral part of the condensed consolidated financial statements.

TERRA TECH CORP.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Total Revenues	$773,140	$105,214	$1,504,626	$400,290
Cost of Goods Sold	769,620	96,427	1,497,195	366,801
	3,520	8,787	7,431	33,489
Selling, general and administrative expenses	162,629	248,743	1,789,804	784,359
Impairment of goodwill	-	-	-	4,799,965
Loss from operations	(159,109)	(239,956)	(1,782,373)	(5,550,835)

Other Income (Expenses)
Loss from derivatives issued with debt greater
than debt carrying value	(201,000)	-	(1,562,000)	-
Gain on fair market valuation of derivatives	569,700	-	1,225,700	-
Loss on property and equipment	-	(1,322)	-	(1,322)
Interest Expense	(224,536)	(15,805)	(519,768)	(48,136)
Total Other Income (Expense)	144,164	(17,127)	(856,068)	(49,458)
Loss before Provision of Income Taxes	(14,945)	(257,083)	(2,638,441)	(5,600,293)
Provision for income taxes	-	-	1,650	878
Net Loss applicable to common shareholders	$(14,945)	$(257,083)	$(2,640,091)	$(5,601,171)

Net Loss per Common Share Basic and Diluted	$(0.00)	$(0.00)	$(0.03)	$(0.07)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	94,071,535	82,176,201	88,520,734	75,049,917

The accompanying notes are an integral part of the condensed consolidated financial statements.

TERRA TECH CORP.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	9 Months	9 Months
	Ended	Ended
	September 30, 2013	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,640,091)	$(5,601,171)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on fair market valuation of derivatives	(1,225,700)	-
Depreciation and amortization	27,618	11,018
Loss on disposal of property and equipment	-	1,322
Warrants issued with common stock	383,005	13,500
Stock issued for interest expense	55,777	-
Stock issued for services	671,924	-
Equity instruments issued with debt greater than
debt carrying amount	1,562,000	-
Preferred Stock issued for compensation	-	200,000
Impairment of goodwill	-	4,799,965
Change in receivable reserve	(5,000)	135,400
Changes in operating assets and liabilities:
Accounts receivable	(516,005)	(71,273)
Inventory	8,102	237,682
Prepaid inventory	51,988	(7,530)
Deposits	(2,439,532)	5,000
Accounts payable	1,578,564	69,771
Due to officers	-	(500)
Net cash used in operations	(2,487,350)	(206,816)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	-	6,293
Cash assumed in reverse merger	100	35
Net cash used in investing activities	100	6,328

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	1,757,474	229,982
Proceeds from issuance of notes payable to
related parties	17,502	44,190
Payments on notes payable	(100,000)	(150,000)
Payments on notes payable to related parties	(20,000)	(52,631)
Proceeds from issuance of common stock and
warrants and common stock subscribed	856,660	180,000
Net cash provided by financing activities	2,511,636	251,541

NET CHANGE IN CASH AND CASH EQUIVALENTS	24,386	51,053
CASH AND CASH EQUIVALENTS, beginning of period	16,312	9,139
CASH AND CASH EQUIVALENTS, end of period	$40,698	$60,192

The accompanying notes are an integral part of the condensed consolidated financial statements.

TERRA TECH CORP.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	9 Months	9 Months
	Ended	Ended
	September 30, 2013	September 30, 2012
SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITES

Cash paid for interest	$6,750	$-

SUPPLEMENTAL DISCLOSURE FOR FINANCING ACTIVITES

Warrant expense	$383,005	$13,500

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

TERRA TECH CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Accounts Receivable

The Company reviews all outstanding accounts receivable for collectability on a quarterly basis. An allowance for doubtful accounts is recorded for any amounts deemed uncollectable. The Company does not accrue interest receivable on past due accounts receivable. There was an allowance of $80,576 at September 30, 2013 and $85,576 at December 31, 2012.

Prepaid Inventory

Prepaid inventory represents deposits made to foreign manufacturers for purchase orders of specific inventory.

Notes receivable

Notes receivable due from customers are unsecured loans which assist with the purchase of products. The notes range from twelve to eighteen months and bear interest at the annual rates of 4% to 9%. A corresponding reserve is established for any uncollectable interest. There was a 100% reserve of $29,424 against the collection of notes receivable at September 30, 2013 and December 31, 2012.

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

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company’s income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the nine months ended September 30, 2013.

Loss Per Common Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock and convertible debt are not considered in the diluted income (loss) per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the three and nine months ended September 30, 2013 therefore the basic and diluted weighted average common shares outstanding were the same.

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

However, the Company has incurred net losses for the nine months ended September 30, 2013 and has accumulated a deficit of approximately $11.3 million at September 30, 2013. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

	September 30,	December 31,
	2013	2011
Finished Goods	$248,612	$256,714

7. PROPERTY AND EQUIPMENT

Property and equipment at cost, less accumulated depreciation, at September 30, 2013 consisted of the following:

	September 30,	December 31,
	2013	2012
Furniture	$31,539	$31,539
Equipment	26,022	26,022
Leasehold improvements	10,400	10,400
Subtotal	67,961	67,961
Less accumulated depreciation	(43,522)	(34,311)
Total	$24,439	$33,650

Depreciation expense related to property and equipment for the nine months ended September 30, 2013 was $9,211 and for the nine months ended September 30, 2012 was $7,903.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2013	2012
Accounts payable	$1,312,192	$159,118
Accrued officers’ salary	60,000	75,000
Accrued interest	525,898	75,408
Accrued payroll taxes	57,850	57,850
Customer deposits	-	10,000
	$1,955,940	$377,376

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. NOTE PAYABLE

Notes payable is as follows:
	September 30,	December 31,
	2013	2012

Senior secured promissory note dated July 15, 2011, issued to an accredited investor, maturing July 15, 2012, bearing interest at a rate of 15% per annum. The maturity date has been extended until March 15, 2013. Principal in the amount of $150,000 was paid during the twelve months ended December 31, 2012. The balance of principal and interest was paid in stock during the quarter ended March 31, 2013.	$-	$100,000

Unsecured promissory demand note dated May 7, 2012, issued to an accredited investor, bearing interest at a rate of 4% per annum. Holder may elect to convert into common stock at $0.75 per share.	5,000	5,000

Promissory note dated July 26, 2013, issued to an accredited investor, maturing July 15, 2014, bearing interest at a rate of 12% per annum. Principal and interest may be converted into common stock based on the average trading price of the ten days prior to maturity at the holders’ option.	150,000	150,000

Unsecured promissory demand notes, issued to an accredited investor, bearing interest at a rate of 4% per annum. Holder may elect to convert into common stock at $0.75 per share.	109,306	109,306

Unsecured promissory demand note, issued to an accredited investor, bearing interest at a rate of 15% per annum.	3,474	-

Senior secured promissory notes dated March 23, 2013, issued to accredited investors, maturing November 22, 2013, bearing interest at a rate of 60% per annum. Principal and interest may be converted into common stock based on the average trading price of the ten days prior to maturity at the holders’ option. $420,500 was converted in the third quarter ended September 30, 2013.	504,500	-

Senior secured promissory notes dated April 19, 2013, issued to accredited investors, maturing December 19, 2013, bearing interest at a rate of 60% per annum. Principal and interest may be converted into common stock based on the average trading price of the ten days prior to maturity at the holders’ option.	250,000	-

Senior secured promissory notes dated May 3, 2013, issued to accredited investors, maturing November 22, 2013, bearing interest at a rate of 60% per annum. Principal and interest may be converted into common stock based on the average trading price of the ten days prior to maturity at the holders’ option. $47,000 was converted in the third quarter ended September 30, 2013.	153,000	-

Senior secured promissory notes dated July 26, 2013, issued to accredited investors, maturing April 26, 2014, bearing interest at a rate of 60% per annum. Principal and interest may be converted into common stock based on the average trading price of the ten days prior to maturity at the holders’ option.	229,000	-
	$1,404,280	$364,306

The senior secured promissory notes are secured by shares of common stock. There is accrued interest of $486,877 as of September 30, 2013.

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. LOANS FROM RELATED PARTY

Notes payable to related party is as follows:

	September 30,	December 31,
	2013	2012
Unsecured promissory note dated December 2, 2011 and due December 2, 2012, issued to an entity controlled by Michael James an officer of the Company, bearing interest at a rate of 15% per annum. The maturity date has been extended until August 31, 2013. Interest shall be paid in cash or common stock at the holders’ option. Principal in the amount of $5,000 has been paid during the nine months ended September 30, 2013.	$30,000	$35,000

Unsecured promissory note dated December 2, 2011 and due December 2, 2012, issued to Michael Nahass a director of the Company, bearing interest at a rate of 15% per annum. The maturity date has been extended until August 31, 2013. Interest shall be paid in cash or common stock at the holders’ option. During the nine months ended September 30, 2013, $17,502 has been advanced to the Company. Principal in the amount of $15,000 has been paid during the nine months ended September 30, 2013.	72,500	69,998
	$102,500	$104,998

The unsecured demand notes due to related parties have accrued interest of $39,021 as of September 30, 2013.

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

Common Stock

The Company has authorized 350 million shares of common stock with $0.001 par value, of which there were issued and outstanding 101,165,307 as of September 30, 2013.

12. WARRANTS

The Company has the following shares of common stock reserved for the warrants outstanding as of September 30, 2013:

	September 30, 2013
	Shares	Weighted Average Exercise Price
Warrants outstanding – beginning of year	6,711,733	$0.35
Warrants exercised	-	-
Warrants granted	2,028,137	0.19
Warrants expired	-	-

Warrants outstanding – end of period	8,739,870	$0.32

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. WARRANTS, Continued

The weighted exercise price and weighted fair value of the warrants granted by the Company as of September 30, 2013, are as follows:

	September 30, 2013
	Weighted Average Exercise Price	Weighted Average Fair Value

Weighted average of warrants granted during the nine months whose exercise price exceeded fair market value at the date of grant	$0.32	$0.46

Weighted average of warrants granted during the nine months whose exercise price was equal or lower than fair market value at the date of grant	$-	$-

The following table summarizes information about fixed-price warrants outstanding:

	Number	Average	Weighted
Range of	Outstanding at	Remaining	Average
Exercise Prices	September 30, 2013	Contractual Life	Exercise Price

$0.33	5,588,400	15 Months	$0.33
$0.46	600,000	26 Months	$0.46
$0.46	150,000	31 Months	$0.46
$0.85	40,000	29 Months	$0.85
$0.40	333,333	29 Months	$0.40
$0.33	515,637	55 Months	$0.33
$0.16	875,000	57 Months	$0.16
$0.11	637,500	58 Months	$0.11
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

The warrant expense of $383,005 was based on the Black Scholes calculation which was expensed during the nine months ended September 30, 2013.

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. OPERATING LEASE COMMITMENTS

The Company leases certain office and industrial warehouse space in Lake Forest, California. The monthly rent is $3,025 for the first year and will increase to $3,300 for the second year. Net rent expense for the Company for the nine months ended September 30, 2013 was $21,944.

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

As of September 30, 2013, there was no accrual recorded for any potential losses related to pending litigation.

15. SUBSEQUENT EVENTS

During October 2013 the issued 10,608,667 common shares for a total of $636,520 or $0.06 per share. The company also issued 10,608,667 warrants to acquire common stock at the price of $0.06 per common share.

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

Results of Operations for the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012:

Total revenues generated from the sales of the Company’s products for the quarter ended September 30, 2013 totaled $773,140, an increase of $667,926 from the quarter ended September 30, 2012 which totaled $105,214.  The primary reason was due the revenue generated from Edible Gardens.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the quarter ended September 30, 2013 amounted to $3,520 for a 0.46% gross margin.  Gross profits decreased $5,267 or 60% for the quarter ended September 30, 2013 compared to $8,787 for the quarter ended September 30, 2012.  The decrease in the gross margin was due to management lowering the selling price of certain products so that cash would be raised.

Selling, general and administrative expenses for the quarter ended September 30, 2013 were $162,629, a decrease of $86,114 from the quarter ended September 30, 2012 which totaled $248,743.  The major decreases were from warrant expense which was reduced by $120,000 in 2013 offset by an increase in legal expense of $14,242 and stock for services in the amount of $26,674.

The Company had a loss on derivative of $201,000 versus zero in the prior year, due to convertible notes issued in 2013.  The Company had a gain on the fair market valuation of derivatives in the amount of $569,700 versus zero from the prior year, since no derivatives were outstanding then.  Interest expense totaled $224,536 for the quarter ended September 30, 2013 versus $15,805 in the quarter ended September 30, 2012.  The increase is due to more debt outstanding at higher rates in the quarter ended September 30, 2013.

The net result for the quarter ended September 30, 2013 was a loss of $14,945 or $0.00 per share compared to a loss of $257,083 or $0.00 for the quarter ended September 30, 2012.

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

Results of Operations for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012:

Total revenues generated from the sales of the Company’s products for the nine months ended September 30, 2013 totaled $1,504,626, an increase of $1,104,336 from the nine months ended September 30, 2012 which totaled $400,290.  The primary reason was due the revenue generated from Edible Gardens.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the nine months ended September 30, 2013 amounted to $7,431.  Gross profits decreased $26,058 or 78% for the nine months ended September 30, 2013 compared to $33,489 for the nine months ended September 30, 2012.  The decrease in the gross margin was due to management lowering the selling price of certain products so that cash would be raised.

Selling, general and administrative expenses for the nine months ended September 30, 2013 were $1,789,804, an increase of $1,005,445 from the nine months ended September 30, 2012 which totaled $784,359.  Professional services increased by $671,924 which was paid for with common stock.  Legal costs increased by $125,584 due to the company defending against claimants.  Warrant expense increased by $247,605 due to additional warrants being issued in 2013.  The Company had incurred an impairment of goodwill in connection with the reverse merger on the amount of $4,799,965 in the prior year versus zero in the current year.

The Company had a loss on derivative of $1,562,000 versus zero in the prior year, due to convertible notes issued in 2013.  The Company had a gain on the fair market valuation of derivatives in the amount of $1,225,700 versus zero from the prior year, since no derivatives were outstanding then.  Interest expense totaled $519,768 for the nine months ended September 30, 2013 versus $48,136 in the nine months ended September 30, 2012.  The increase is due to more debt outstanding at higher rates in the nine months ended September 30, 2013.

The net result for the nine months ended September 30, 2013 was a loss of $2,640,091 or $0.03 per share compared to a loss of $5,601,171 or $0.07 for the nine months ended September 30, 2012.

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

The Company incurred net losses for the nine months ended September 30, 2013 and has accumulated a deficit of $11,329,058 at September 30, 2013. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has never reported Net Income.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

The Company’s business operations generally have been financed by debt investments through promissory notes with accredited investors and equity investments in the common stock of the Company by accredited investors.  During the nine months of 2013, the Company obtained new debt from the issuance of unsecured promissory notes that supplied the funds that were needed to finance operations during the reporting period.  Such new borrowings resulted in the receipt by the Company of $1,774,976.  The Company also issued 1,390,637 shares of common stock for $310,160.  While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve.  As a result, the Company’s financial position at the end of the reporting period showed a working capital deficit of $2,961,229.  During the first nine months of 2013 the Company obtained new financing sufficient to fund ongoing working capital requirements.  We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2013.

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

2.1
Agreement and Plan of Merger dated February 9, 2012, by and among Terra Tech Corp., a Nevada corporation, TT Acquisitions, Inc., a Nevada corporation, and GrowOp Technology Ltd., a Nevada corporation (2)

2.2	Articles of Merger (2)

2.3	Share Exchange Agreement, dated April 24, 2013, by and among the Registrant, Edible Garden Corp., a Nevada corporation, and the holders of common stock of Edible Garden Corp. (5)

2.4	Form of Articles of Share Exchange (5)

3.1.1	Articles of Incorporation dated July 22, 2008 (1)

3.1.2	Certificate of Amendment dated July 8, 2011 (4)

3.1.3	Certificate of Change dated July 8, 2011 (4)

3.1.4	Certificate of Amendment dated January 27, 2012 (2)

3.1.5	Certificate of Designation for Series A Preferred Stock (3)

3.1.6	Certificate of Designation for Series B Preferred Stock (3)

3.2.1	Bylaws (1)

2.1
Agreement and Plan of Merger dated February 9, 2012, by and among Terra Tech Corp., a Nevada corporation, TT Acquisitions, Inc., a Nevada corporation, and GrowOp Technology Ltd., a Nevada corporation (2)

2.2	Articles of Merger (2)

2.3	Share Exchange Agreement, dated April 24, 2013, by and among the Registrant, Edible Garden Corp., a Nevada corporation, and the holders of common stock of Edible Garden Corp. (5)

2.4	Form of Articles of Share Exchange (5)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
____________
* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1) Incorporated by reference to Registration Statement on Form S-1 (File No. 333-156421), filed with the Commission on December 23, 2008.
(2) Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the Commission on February 10, 2012.
(3) Incorporated by reference to Amendment No. 3 to Current Report on Form 8-K (File No. 000-54258), filed with the Commission on April 19, 2012.
(4) Incorporated by reference to Registration Statement on Form S-1 (File No. 333-191954), filed with the Commission on October 28, 2013.
(5) Incorporated by reference to Current report on Form 8-K (File No. 000-54258), filed with the Commission on May 6, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA TECH CORP.
(Name of Registrant)

Date: November 19, 2013	By:	/s/ Derek Peterson
Name: Derek Peterson
Title: President and Chief Executive Officer (principal executive officer)

Date: November 19, 2013	By:	/s/ Michael James
Name: Michael James
Title: Chief Financial Officer (principal accounting and principal financial officer)

EXHIBIT INDEX

Number	Description

2.1
Agreement and Plan of Merger dated February 9, 2012, by and among Terra Tech Corp., a Nevada corporation, TT Acquisitions, Inc., a Nevada corporation, and GrowOp Technology Ltd., a Nevada corporation (2)

2.2	Articles of Merger (2)

2.3	Share Exchange Agreement, dated April 24, 2013, by and among the Registrant, Edible Garden Corp., a Nevada corporation, and the holders of common stock of Edible Garden Corp. (5)

2.4	Form of Articles of Share Exchange (5)

3.1.1	Articles of Incorporation dated July 22, 2008 (1)

3.1.2	Certificate of Amendment dated July 8, 2011 (4)

3.1.3	Certificate of Change dated July 8, 2011 (4)

3.1.4	Certificate of Amendment dated January 27, 2012 (2)

3.1.5	Certificate of Designation for Series A Preferred Stock (3)

3.1.6	Certificate of Designation for Series B Preferred Stock (3)

3.2.1	Bylaws (1)

2.1
Agreement and Plan of Merger dated February 9, 2012, by and among Terra Tech Corp., a Nevada corporation, TT Acquisitions, Inc., a Nevada corporation, and GrowOp Technology Ltd., a Nevada corporation (2)

2.2	Articles of Merger (2)

2.3	Share Exchange Agreement, dated April 24, 2013, by and among the Registrant, Edible Garden Corp., a Nevada corporation, and the holders of common stock of Edible Garden Corp. (5)

2.4	Form of Articles of Share Exchange (5)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1) Incorporated by reference to Registration Statement on Form S-1 (File No. 333-156421), filed with the Commission on December 23, 2008.
(2) Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the Commission on February 10, 2012.
(3) Incorporated by reference to Amendment No. 3 to Current Report on Form 8-K (File No. 000-54258), filed with the Commission on April 19, 2012.
(4) Incorporated by reference to Registration Statement on Form S-1 (File No. 333-191954), filed with the Commission on October 28, 2013.
(5) Incorporated by reference to Current report on Form 8-K (File No. 000-54258), filed with the Commission on May 6, 2013.