Form 10-K
period 2013-12-31
Terra Tech Corp.
filed 2014-03-31
CIK 1451512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

_____________________________________________________________
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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $9,657,445. As of December 31, 2013, the Registrant had a total of 233,802,141 shares of common stock issued and outstanding, which assumes the conversion of 100 shares of Series A Preferred Stock, convertible at any time into 100 shares of common stock, and 14,750,000 shares of Series B Preferred Stock, convertible into 79,418,802 shares of common stock, and warrants convertible into 17,320,340 shares of common stock.

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

The merger transaction with GrowOp Technology was treated as a reverse acquisition, with GrowOp Technology as the acquiror and the Company as the acquired party. Unless the context suggests otherwise, when we refer in this Form S-1 to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of GrowOp Technology.

Recent Developments

Securities Purchase Agreement with Dominion Capital LLC

On February 5, 2014, Terra Tech Corp., a Nevada corporation (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Dominion Capital LLC (the “Purchaser”). On February 6, 2014, after the satisfaction of certain closing conditions, the Company offered and sold (the “Offering”) to the Purchaser for aggregate proceeds of $800,000 (i) a 5% Original Issue Discount Senior Secured Promissory Note (the “Note”) for a principal amount of of $842,105, and (ii) a warrant (the “Warrant”), with a term of 4 years, to purchase 1,369,277 shares of common stock, exercisable at any time by the holder of the warrant at a purchase price of equal to 90% of the-20 day VWAP of Company common stock prior to February 5th, 2014, which price the Company estimates to be approximately $0.30753 per share. The Note issued to Purchaser on February 6, 2014, is due August 5, 2015.

Under the terms of the Purchase Agreement, the Purchaser shall purchase up to $6,550,000 in subscription amount of the Notes, which corresponds to an aggregate of up to $6,894,737 in principal amount of the Notes. The Purchase Agreement further provides that prospective Note purchases will occur in 11 tranches, the second tranche will be for $800,000 and each additional tranche will be for $550,000. Beginning August 5, 2014, and continuing on each of the following 11 successive months thereafter, the Company is obligated to pay 1/12th of the face amount of the Notes and accrued interest. So long as the Company is not in default under any Note, each tranche will be closed on every 30th day following the previous closing date. The Company has agreed to (i) reimburse Purchaser a due diligence fee of $50,000, which shall be paid in increments of $10,000 at the closing of each tranche, until the $50,000 is paid in full, and (ii) $20,000 for Purchaser’s legal fees in connection with the Offering.

Affiliates of Aegis Capital Corp. (the “Placement Agent”), the Company’s adviser and placement agent, were provided with the right to co-invest in a portion of the Notes being offered by the Company.

Offer and sale of 6% Senior Secured Convertible Debentures

On March 22, 2013, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “Purchasers”) pursuant to which we raised $825,000 in a private placement financing (the “Offering”). On March 22, 2013, after the satisfaction of certain closing conditions, the Offering closed and we issued to the Purchasers three 6% Senior Secured Convertible Debentures for a aggregate proceeds of $825,000. Each debenture accrues interest at a rate of 6% per annum and is convertible into shares of common stock of the Company, at any time at the election of the holder thereof, at a purchase prices equal to 62% of the lowest daily volume weighted average price (or the “VWAP”) of the Company’s common stock as quoted by Bloomberg L.P. for the ten (10) trading days immediately preceding the conversion date. The Company intends to use the net proceeds from this offering to advance the Company’s ability to execute its growth strategy and to aid in the commercial development of the Company’s wholly-owned subsidiary, GrowOp Technology.

 In connection with the Offering, each of the Company and GrowOp Technology also entered into a General Security Agreement, dated March 22, 2013, with the Purchasers (the “Security Agreements”). Under each Security Agreement, we and GrowOp Technology granted security interests in all of their respective assets, rights, interests and after-acquired assets and properties as collateral for repayment of the principal and interest owed under the debentures. Additionally, we entered into Stock Pledge Agreement, dated March 22, 2013, with the Purchasers. Under the Stock Pledge Agreement, we pledged all the shares of common stock we hold of GrowOp Technology as collateral for repayment of the principal and interest owed under the debentures.

Aegis Capital Corp. (the “Placement Agent”) served as the placement agent of the Company for the Offering. In consideration for services rendered as the Placement Agent, the Company agreed to: (i) pay to the Placement Agent cash commissions equal to $66,000, or 8.0% of the gross proceeds received in the Offering, (ii) issue to the Placement Agent, or its designee, a warrant to purchase that number of shares of common stock of the Company equal to 5% of the aggregate number of shares of the Company’s common stock underlying the debentures sold in the offering, at an exercise price equal to the purchase price of the common stock underlying the debentures, for a term of 5 years, (iii) pay $5,250 in expenses of the Placement Agent, and (iv) pay $15,000 in legal fees of the Purchasers.

On April 19, 2013, the Company offered and sold an additional 6% Senior Secured Convertible Debenture for aggregate proceeds of $250,000 (the “Additional $250,000 Debenture”). The Additional $250,000 Debenture was made pursuant to a Securities Purchase Agreement with one purchaser, who also was one of three Purchasers. In consideration for services rendered as the Placement Agent, the Company agreed to: (i) pay to the Placement Agent cash commissions equal to $20,000, or 8.0% of the gross proceeds received in the additional $250,000 offering, and (ii) issue to the Placement Agent, or its designee, a warrant to purchase that number of shares of common stock of the Company equal to 5% of the aggregate number of shares of the Company’s common stock underlying the debentures sold in the offering, at an exercise price equal to the purchase price of the common stock underlying the debentures, for a term of 5 years, and (iii) pay $1,000 in legal fees of the Purchasers.

On May 3, 2013, the Company offered and sold an additional 6% Senior Secured Convertible Debenture for aggregate proceeds of $250,000 (the “Additional $200,000 Debenture”). In connection with the sale, the purchaser of the Additional $200,000 Debenture became a party to the Security Agreements. In consideration for services rendered as the Placement Agent, the Company agreed to: (i) pay to the Placement Agent cash commissions equal to $16,000, or 8.0% of the gross proceeds received in the additional $200,000 offering, and (ii) issue to the Placement Agent, or its designee, a warrant to purchase that number of shares of common stock of the Company equal to 5% of the aggregate number of shares of the Company’s common stock underlying the debentures sold in the offering, at an exercise price equal to the purchase price of the common stock underlying the debentures, for a term of 5 years, and (iii) pay $1,000 in legal fees of the Purchasers.

Share Exchange Agreement with Edible Garden Corp.

On April 23, 2013, we entered into a Share Exchange Agreement, dated March 23, 2013 (the “Share Exchange Agreement”), by and among the Company, Edible Garden Corp., a Nevada corporation (“Edible Garden”), and the holders of common stock of Edible Garden. The principle holders of the common stock of Edible Garden consisted of Ken VandeVrede, Mike VandeVrede, Steve VandeVrede and Dan VandeVrede, each of whom held 23% of the issued and outstanding shares of common stock of Edible Garden. Additionally, Beverly Willekes and David VandeVrede each held 4% of the issued and outstanding shares of common stock of Edible Garden. Ken VandeVrede, Mike VandeVrede, Steve VandeVrede, David VandeVrede and Beverly Willekes are siblings. Dan VandeVrede is the father of the five siblings.

Under the terms and conditions of the Share Exchange Agreement, we offered and sold 1,250,000 shares of common stock of the Company in consideration for all the issued and outstanding shares in Edible Garden. Separately, Amy Almsteier, our majority shareholder, and and officer and director, offered and sold 7,650,000 of her 12,500,000 shares of Series B Preferred Stock to Ken VandeVrede, Mike VandeVrede, Steve VandeVrede and Dan VandeVrede, Beverly Willekes, and David VandeVrede (collectively, the “Edible Garden Shareholders”), each of whom acquired the Series B Preferred Stock on a pro-rata basis, based on their respective parentage equity interest in Edible Garden immediately prior to the consummation of the Share Exchange Agreement.

Each share of Series B Preferred Stock is convertible, at any time, at the option of the holder, on a 1-for-5.384325537 basis, into shares of common stock and has voting rights equal to 100 shares of common stock. The 7,650,000 shares of Series B Preferred Stock is convertible at any time into 36,344,198 shares of common stock and have voting power equal to 675,000,000 shares of common stock. The effect of the issuance of the 1,250,000 shares of common stock of the Company and sale of the 7,650,000 shares of Series B Preferred Stock is that Edible Garden Shareholders now hold approximately 25.7% of the issued and outstanding shares of common stock of the Company and approximately 43.3% of the voting power of the Company. Articles of Exchange, consummating the share exchange, were filed with the Secretary of the State of Nevada on April 24, 2013.

As a result of the share exchange Edible Garden is now a wholly-owned subsidiary of the Company. Edible Garden is a retailer seller of its line of locally grown hydroponic produce, which is distributed throughout the Northeast United States. Edible Garden, a premier brand of sustainably grown produce, has rapidly expanded its product availability from just over 100 retail stores to covering close to 400 retailers throughout New Jersey, Connecticut, Delaware, Maryland, New York and Pennsylvania in less than a year. The Company believes that this rapid expansion has been due to consumers demanding fresher produce grown locally using environmentally sustainable methods.

Common Stock Purchase Agreement with Hanover Holdings

 On April 29, 2013 (the “Closing Date”), the Company entered into a Common Stock Purchase Agreement dated as of April 26, 2013 (the “Purchase Agreement”) with Hanover Holdings I, LLC, a New York limited liability company (the “Investor”). The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, the Investor is committed to purchase up to $5,000,000 (the “Total Commitment”) worth of the Company’s common stock, $0.001 par value (the “Shares”), over the 36-month term of the Purchase Agreement.

From time to time over the term of the Purchase Agreement, commencing on the trading day immediately following the date on which the initial registration statement is declared effective by the Securities and Exchange Commission (the “Commission”), as further discussed below, the Company may, in its sole discretion, provide the Investor with draw down notices (each, a “Draw Down Notice”) to purchase a specified dollar amount of the Shares (the “Draw Down Amount”) over a 10 consecutive trading day period, commencing on the trading day specified in the applicable Draw Down Notice (the “Pricing Period”), with each draw down subject to the limitations discussed below. The maximum amount of Shares requested to be purchased pursuant to any single Draw Down Notice cannot exceed 300% of the average daily trading volume of the Company’s common stock for the ten trading days immediately preceding the date of the Draw Down Notice (the “Maximum Draw Down Amount”).

Once presented with a Draw Down Notice, the Investor is required to purchase a pro rata portion of the applicable Draw Down Amount on each trading day during the applicable Pricing Period on which the daily volume weighted average price for our common stock (the “VWAP”) equals or exceeds a floor price determined by the Company for such draw down (the “Floor Price”). If the VWAP falls below the applicable Floor Price on any trading day during the applicable Pricing Period, the Purchase Agreement provides that the Investor will not be required to purchase the pro rata portion of the applicable Draw Down Amount allocated to that trading day. The per share purchase price for the Shares subject to a Draw Down Notice shall be equal to 92.5% of the arithmetic average of the lowest VWAPs that equal or exceed the applicable Floor Price during the applicable Pricing Period; provided, however, that if the VWAP does not equal or exceed the applicable Floor Price for at least five trading days during the applicable Pricing Period, then the per share purchase price shall be equal to 92.5% of the arithmetic average of all VWAPs that equal or exceed the applicable Floor Price during such Pricing Period. Each purchase pursuant to a draw down shall reduce, on a dollar-for-dollar basis, the Total Commitment under the Purchase Agreement.

The Company is prohibited from issuing a Draw Down Notice if (i) the amount requested in such Draw Down Notice exceeds the Maximum Draw Down Amount, (ii) the sale of Shares pursuant to such Draw Down Notice would cause the Company to issue or sell or the Investor to acquire or purchase an aggregate dollar value of Shares that would exceed the Total Commitment, or (iii) the sale of Shares pursuant to the Draw Down Notice would cause the Company to sell or the Investor to purchase an aggregate number of shares of the Company’s common stock which would result in beneficial ownership by the Investor of more than 4.99% of the Company’s common stock (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder). The Company cannot make more than one draw down in any Pricing Period and must allow 24 hours to elapse between the completion of the settlement of any one draw down and the commencement of a Pricing Period for any other draw down.

If the Company issues a Draw Down Notice and fails to deliver the shares to the Investor on the applicable settlement date, and such failure continues for 10 trading days, the Company agreed to pay the Investor, in addition to all other remedies available to the Investor under the Purchase Agreement, an amount in cash equal to 2.0% of the purchase price of such shares for each 30-day period the shares are not delivered, plus accrued interest.

Additionally, the Company paid to the Investor a commitment fee equal to $125,000 (or 2.5 % of the Total Commitment under the Purchase Agreement) in the form of 595,239 restricted shares of the Company’s common stock (the “Initial Commitment Shares”), calculated at a price equal to $0.21 per share. The Initial Commitment Shares are registered for resale and being offered under this Prospectus.

 The Purchase Agreement also provides for indemnification of the Investor and its affiliates in the event that the Investor incurs losses, liabilities, obligations, claims, contingencies, damages, costs and expenses related to a breach by the Company of any of its representations and warranties under the Purchase Agreement or the other related transaction documents or any action instituted against the Investor or its affiliates due to the transactions contemplated by the Purchase Agreement or other transaction documents, subject to certain limitations.

The Company agreed to pay up to $15,000 of reasonable attorneys’ fees and expenses incurred by the Investor in connection with the preparation, negotiation, execution and delivery of the Purchase Agreement and related transaction documentation.

Registration Rights Agreement with Hanover Holdings

In connection with the execution of the Purchase Agreement, on April 29, 2013, the Company and the Investor also entered into a Registration Rights Agreement dated as of the Closing Date (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company has agreed to file an initial registration statement (“Registration Statement”) with the Commission to register an agreed upon number of Shares, on or prior to April 29, 2013 (the “Filing Deadline”) and have it declared effective at the earlier of (A) the 90th calendar day after the earlier of (1) the Filing Deadline and (2) the date of which such initial Registration Statement is filed with the Commission and (B) the fifth business day after the date the Company is notified by the Commission that such Registration Statement will not be reviewed or will not be subject to further review (the “Effectiveness Deadline”).

 If at any time all of the Registrable Securities (as defined in the Registration Rights Agreement) are not covered by the initial Registration Statement, the Company has agreed to file with the Commission one or more additional Registration Statements so as to cover all of the Registrable Securities not covered by such initial Registration Statement, in each case, as soon as practicable, but in no event later than the applicable filing deadline for such additional Registration Statements as provided in the Registration Rights Agreement.

The Company also agreed, among other things, to indemnify the Investor from certain liabilities and fees and expenses of the Investor incident to the Company’s obligations under the Registration Rights Agreement, including certain liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Investor has agreed to indemnify and hold harmless the Company and each of its directors, officers and persons who control the Company against certain liabilities that may be based upon written information furnished by the Investor to the Company for inclusion in a registration statement pursuant to the Registration Rights Agreement, including certain liabilities under the Securities Act.

On May 1, 2013, GrowOp Technology Ltd., a wholly-owned subsidiary of the Company, entered into a lease agreement to use offices facilities in common with other lessees in Seattle, Washington, for the purpose of assessing the business climate and opportunities that exist for the Company’s products in the Washington medical cannabis market. The Company presently has no operations or employees at its Seattle location.

On May 2, 2013, Terra Tech completed the acquisition of 5 acres of greenhouse structure. The structure was shipped and delivered to the Company’s wholly-owned subsidiary, Edible Garden Corp. (“Edible Garden”), at its Belvedere, New Jersey Location. Construction and foundation setting have begun in preparation for the assembly of the facility. The Company anticipates to be completed with the build by year-end. The Company plans to finance the build with a combination of debt and equity financing. The facility, at maximum production, can produce up to 25,000 plants per week, per acre, operating 52 weeks a year at an average sale price of $1.55 per plant. The Company believes that at full production, the facility is capable of producing up to $10 million in annual sales.

While we own the actual greenhouse structure, we lease the land on which the greenhouse structure is being assembled. The land is being leased from David and Gerda VandeVrede, who are parents to one of our directors, Ken VandeVrede, three of his siblings, Mike VandeVrede, Steve VandeVrede and Dan VandeVrede, all of whom are affiliates of the Company. The lease is for a term of 24 months, at a cost of $13,000 per month, and terminates on December 31, 2016.

Public Offering of Common Stock

September 30, 2013, the SEC declared effective our registration statement on Form S-1, as amended (File No. 333-188477), which registered 10,085,259 shares of common stock put to Hannover Holders under the Purchase Agreement and 595,239 shares of common stock we issued to Hanover Holdings as initial commitment shares for entering into the Purchase Agreement.

On October 16, 2013, the Company put 4,448,314 shares of common stock to Hanover Holdings, garnering aggregate proceeds of $271,538.02, after payment of a 3% commission to Aegis Capital Corp. On November 6, 2013, the Company put 2,869,957 shares of common stock to Hanover Holdings, garnering aggregate proceeds of $169,182.03, after payment of a 3% commission to Aegis Capital Corp. On December 4, 2013, the Company put 2,766,988 shares of common stock to Hanover Holdings, garnering aggregate proceeds of $168,325.70, after payment of a 3% commission to Aegis Capital Corp. Therefore, no more of the 10,085,259 shares of common stock registered on Form S-1, as amended (File No. 333-188477) are left to put and have been offered and/or sold to Hannover Holdings.

Letter Agreement with Edible Garden

On December 2, 2013, Edible Garden Corp., a wholly-owned subsidiary of the Company, entered into a letter agreement (the “Heartland Agreement”) with Heartland Growers Inc., of Westfield, Indiana, which operates approximately 30 acres of greenhouse space. Under the terms and conditions of the Heartland Agreement, Heartland will cultivate the full line of Edible Garden produce to be sold throughout the Midwestern United States produce market. Terra Tech will manage the marketing and sales, while Heartland will be responsible for the cultivation, packaging, and shipping of the product for retail sale under the Edible Gardens brand.

Image 1: Greenhouse Site in Belvidere, New Jersey

Image 2: Edible Garden basil for sale in grocery store.

Image 3: Edible Garden butter lettuce for sale in grocery store.

On May 7, 2013, Edible Garden Corp. entered into a letter agreement with Gro-Rite Inc., a New Jersey corporation (“Gro-Rite”) whereby Edible Garden has the right to purchase and distribute a majority of Gro-Rite’s plant products from Gro-Rite for marketing, sale and distribution. Under the agreement, Edible Garden will receive a sales commission of 10% of the selling price of plants sold.

On May 7, 2013, Edible Garden Corp. entered into a letter agreement with NB Plants LLC, a New Jersey limited liability company (“NB Plants”), whereby Edible Garden has the right to purchase and distribute a majority of NB Plants’s plant products from NB Plants for marketing, sale and distribution. Under the agreement, Edible Garden will receive a sales commission of 10% of the selling price of plants sold.

On May 25, 2013 Edible Garden entered into a letter agreement with Palm Creek Produce , Inc. (“Palm Creek”), a Florida- based hydroponic greenhouse grower of specialty plants. Palm Creeks’ 1.25-acre facility is capable of producing up to 10,000 units of produce per week. Under the letter agreement, Edible Garden has the right to purchase and distribute a majority of Palm Creek’s plant products from Palm Creek for marketing, sale and distribution. Under the agreement, Edible Garden will receive a sales commission of 15% of the selling price of plants sold. The term of the agreement is one year. The Company recently loaned Palm Creek approximately $16,000 to upgrade the facility. The first crop was affected by mold and had to be discarded after cleaning the system. The Company planted a second harvest, which was harvested mid-October. The Company purchased all material from the farm. Palm Creek is currently seeding for Butter Head lettuce, with an anticipated harvest of January 15, 2014.

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

Organization & Subsidiaries

We have two operating subsidiaries, GrowOp Technology Ltd. and Edible Garden Corp. We also have one non-operating subsidiary, MediPharm, LLC, a Nevada limited liability company, formed on March 19, 2014.

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

Retail AG –Through our retail subsidiary GrowOp Technology Ltd . ( www.growopltd.com ) we design and manufacture an advanced and affordable line of horticulture equipment for the discerning grower. We have created a product line of affordable and hi quality hydroponic cultivation equipment for the wholesale market. We intend to continue to add SKU’s as well as sales force to service the blossoming hydroponic retail market. Our intention is to replicate the 12,000 square foot facility we operate out of Oakland, California in other prime markets including Colorado and Michigan. We are budgeting for warehouse space, management as well other general labor to operate these additional facilities.

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

Edible Garden Subsidiary

On April 23, 2013, we entered into a Share Exchange Agreement, dated March 23, 2013 (the “Share Exchange Agreement”), by and among the Company, Edible Garden Corp., a Nevada corporation (“Edible Garden”), and the holders of common stock of Edible Garden. The principle holders of the common stock of Edible Garden consisted of Ken VandeVrede, Mike VandeVrede, Steve VandeVrede and Dan VandeVrede, each of whom held 23% of the issued and outstanding shares of common stock of Edible Garden. Additionally, Beverly Willekes and David VandeVrede each held 4% of the issued and outstanding shares of common stock of Edible Garden. Ken VandeVrede, Mike VandeVrede, Steve VandeVrede, David VandeVrede and Beverly Willekes are siblings. Dan VandeVrede is the father of the five siblings.

Under the terms and conditions of the Share Exchange Agreement, we offered and sold 1,250,000 shares of common stock of the Company in consideration for all the issued and outstanding shares in Edible Garden. Separately, Amy Almsteier, our majority shareholder, and and officer and director, offered and sold 7,650,000 of her 12,500,000 shares of Series B Preferred Stock to Ken VandeVrede, Mike VandeVrede, Steve VandeVrede and Dan VandeVrede, Beverly Willekes, and David VandeVrede (collectively, the “Edible Garden Shareholders”), each of whom acquired the Series B Preferred Stock on a pro-rata basis, based on their respective parentage equity interest in Edible Garden immediately prior to the consummation of the Share Exchange Agreement.

Each share of Series B Preferred Stock is convertible, at any time, at the option of the holder, on a 1-for-5.384325537 basis, into shares of common stock and has voting rights equal to 100 shares of common stock. The 7,650,000 shares of Series B Preferred Stock is convertible at any time into 36,344,198 shares of common stock and have voting power equal to 675,000,000 shares of common stock. The effect of the issuance of the 1,250,000 shares of common stock of the Company and sale of the 7,650,000 shares of Series B Preferred Stock is that Edible Garden Shareholders now hold approximately 25.7% of the issued and outstanding shares of common stock of the Company and approximately 43.3% of the voting power of the Company. Articles of Exchange, consummating the share exchange, were filed with the Secretary of the State of Nevada on April 24, 2013.

As a result of the share exchange Edible Garden is now a wholly-owned subsidiary of the Company. Edible Garden is a retailer seller of its line of locally grown hydroponic produce, which is distributed throughout the Northeast United States. Edible Garden, a premier brand of sustainably grown produce, has rapidly expanded its product availability from just over 100 retail stores to covering close to 400 retailers throughout New Jersey, Connecticut, Delaware, Maryland, New York and Pennsylvania in less than a year. The Company believes that this rapid expansion has been due to consumers demanding fresher produce grown locally using environmentally sustainable methods.

Letter Agreement with Edible Garden

On December 2, 2013, Edible Garden Corp., a wholly-owned subsidiary of the Company, entered into a letter agreement (the “Heartland Agreement”) with Heartland Growers Inc., of Westfield, Indiana, which operates approximately 30 acres of greenhouse space. Under the terms and conditions of the Heartland Agreement, Heartland will cultivate the full line of Edible Garden produce to be sold throughout the Midwestern United States produce market. Terra Tech will manage the marketing and sales, while Heartland will be responsible for the cultivation, packaging, and shipping of the product for retail sale under the Edible Gardens brand.

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

Growth Strategy

Our rollup Strategy:

•
Fragmented market consists of smaller scale inefficient manufacturers and distribution companies. With our brand recognition and experienced management team we can maximize productivity, provide economies of scale and increase profitability through our public market vehicle;

•	Acquiring unique products and niche players where barriers to entry are high and margins are robust providing them with a broader outlet for their products; and
•	Second stage-Acquire multiple production facilities to capture the market vertical from manufacturing to production up to retail.

Intellectual Property

We rely on a combination of trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, which are primarily our brand names, product designs and marks. We do not own patents.

Government Regulation and Approvals

We are not aware of any governmental regulations or approvals required for any of our products.

Employees

As of the date hereof, we have approximately 2 employees who work full-time.

OUR EXECUTIVE OFFICES

Our executive offices are located at 18101 Von Karman, Third Floor, Irvine, California 926121.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties material to our operations. We operate from leased space. Our executive offices are located at 18101 Von Karman, Third Floor, Irvine, California 92612, and our telephone number is (855) 447-6967.

We operate our manufacturing and distribution facility at 5401-C San Leandro Street, Oakland, California 94601.

We lease land located at 283 Country Road 519, Belvidere, New Jersey, on which land our greenhouse structure is situated. The lease is for a term of 24 months, at a cost of $13,000 per month, and terminates on December 31, 2016. The land is being leased from David and Gerda VandeVrede, who are parents to one of our directors, Ken VandeVrede, three of his siblings, Mike VandeVrede, Steve VandeVrede and Dan VandeVrede, all of whom are affiliates of the Company.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

Our shares of common stock are quoted on the OTCQB tier of OTC Markets Group, Inc., and our ticker symbol is “TRTC.” The closing price for our shares of common stock on March 29, 2014 was $1.14 per share.

The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTCQB. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	BID PRICE PER SHARE
	HIGH	LOW

Three Months Ended December 31, 2013	$0.14	$0.06
Three Months Ended September 30, 2013	$0.16	$0.07
Three Months Ended June 30, 2013	$0.21	$0.09
Three Months Ended March 31, 2013	$0.58	$0.19
Three Months Ended December 31, 2012	$0.49	$0.13
Three Months Ended September 30, 2012	$0.75	$0.21
Three Months Ended June 30, 2012	$1.05	$0.75
Three Months Ended March 31, 2012	$0.00	$0.00

HOLDERS

As of December 31, 2013, we had a total of 233,802,141 shares of common stock issued and outstanding, which assumes the conversion of 100 shares of Series A Preferred Stock, convertible at any time into 100 shares of common stock, and 14,750,000 shares of Series B Preferred Stock, convertible into 79,418,802 shares of common stock, and warrants convertible into 17,320,340 shares of common stock. As of December 31, 2013, we had approximately 2,876 shareholders of record.

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

None.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Registration Statement on Form 10-K. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

Overview and 2013 Highlights

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

On February 9, 2012, Terra Tech Corp. (formerly named, “Private Secretary, Inc.”), a Nevada corporation (the “Company”) entered into an Agreement and Plan of Merger dated February 9, 2012 (the “Agreement and Plan of Merger”), by and among the Company, TT Acquisitions, Inc., a Nevada corporation and a wholly-owned subsidiary of the Company (“TT Acquisitions”), and GrowOp Technology Ltd., a Nevada corporation (“GrowOp Technology”).

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

In addition to cultivation equipment the company acquired Edible Garden Corp in April of 2013.  Edible Garden cultivates and distributes a line of hydroponic and soil grown produce, which is currently distributed to over 600 retail stores throughout the Northeast, Midwest and Florida markets.   The company began construction of a new 5-acre hydroponic cultivation facility in early 2013.  A majority of the capital raised throughout 2013 was utilized to finish the construction of this facility.  Throughout 2013 the company contracted with NB Plants to cultivate their line of produce while they were waiting for the completion of their new greenhouse.  Although we produced significantly higher revenue during the year, we still experienced significant early-stage higher per unit costs inefficiencies during the production ramp from April to December as a result of lower fixed cost absorption, cultivation inefficiencies associated with the initial production ramp and higher logistics costs as our supply chain processes continued to mature.

Marketing and Distribution Agreements

On May 7, 2013, Edible Garden Corp., a Nevada corporation and wholly-owned subsidiary of Terra Tech Corp., a Nevada corporation (the "Company"), entered into a letter agreement with Gro-Rite Inc., a New Jersey corporation ("Gro-Rite") whereby Edible Garden has the right to purchase and distribute a majority of Gro-Rite's plant products from Gro-Rite for marketing, sale and distribution. Under the agreement, Edible Garden will receive a sales commission of up to 10% of the selling price of plants sold.

On May 7, 2013, Edible Garden Corp. entered into a letter agreement with NB Plants LLC, a New Jersey limited liability company ("NB Plants"), whereby Edible Garden has the right to purchase and distribute a majority of NB Plants's plant products from NB Plants for marketing, sale and distribution. Under the agreement, Edible Garden will receive a sales commission of 10% of the selling price of plants sold.

Both Gro-Rite and NB Plants are companies affiliated with Ken VandeVrede, Mike VandeVrede, Steve VandeVrede and Dan VandeVrede, all of whom are affiliates of the Company. Additionally, Ken VandeVrede, Mike VandeVrede, Steve VandeVrede are all directors of the Company.

Management Opportunities, Challenges and Risks

Our principal focus in 2013 was on the construction of the new 5-acre cultivation facility, rebranding and designing our new product line and contracted with farms throughout the country to cultivate the Edible Garden brand under our conditions and standards.  We successfully commenced the rebranding of our product line and contracting new farms during the second quarter 2013 however, during the second half of 2013 our focus switched to accelerating the construction of the new 5-acre facility.  A significant portion of the company’s time, resources and energy went into financing and completing the project at the expense of furthering our sales efforts.

Having completed the majority of our new facility in 2013, we expect produce sales to increase significantly in 2014 as compared with 2013.

Liquidity and Capital Resources

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing.  Management believes they can raise the appropriate funds needed to support their business plan and develop an operating, cash flow positive company.

Results of Operations for the year ended December 31, 2013 compared to the year ended December 31, 2012:

Total revenues generated for the year ended December 31, 2013 totaled $2,125,851 an increase of 285% from the year ended December 31, 2012 which totaled $552,579.  The increase was primarily due to the company’s acquisition of Edible Garden Corp in April 2013 and the continued sales expansion of the Company’s produce line.  At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.  Gross profits for the year ended December 31, 2013 amounted to $88,918 for a 4% gross margin. Gross profits decreased $11,948 or 12% for the year ended December 31, 2013 compared to $100,866 for the year ended December 31, 2012 with an 18% gross profit margin in 2012. The decrease in gross profits and gross margin is a result of higher revenue from the sale of locally grown hydroponic produce.

Selling, general and administrative expenses of $3,575,898, which included $1,355,990 in non-cash outlays in the form of restricted stock and warrants issued as part of the units to raise capital, the Company realized an operating loss of $3,486,980. Operating losses for 2013 of $3,486,980 were down $2,284,985 or 40% as compared to the 2012 operating loss of $5,771,965. The overall decrease of $4,799,965 was due to the impairment of goodwill in 2012.  The balance was offset by approximately $1,220,590 from the increase in warrants issued due to the capital raises in 2013.  Consulting expenses increased $738,902 due to more consultants being hired in 2013 in association with the new locally grown hydroponic produce business.  In 2013 there was a write-off of obsolete inventory in the amount of $417,667 versus zero in 2012.  Professional fees increased $90,192 in 2013 versus 2012 due to the additional filings made to register the Company’s common stock.

Other income and expense, net totaled $2,659,721 for the year ended December 31, 2013 an increase of 4087% or $2,596,196 as compared to $63,525 for the year ended December 31, 2012.  In 2013 there was a loss from derivatives issued with debt greater than the debt carrying value in the amount of $2,054,000 versus zero in 2012.  There was a gain on the fair market valuation of the derivatives in the amount of $673,000 versus zero in 2012.   Interest and financing expense was $1,278,721 in 2013 increased by $1,216,518 from $62,203 in 2012 due to the addition debt issued in 2013.

The net result for the year ended December 31, 2013 was a loss of $6,148,351 or $0.06 per share, compared to a loss of $5,836,369 or $0.08 per share for the prior year. Management will continue to make an effort to lower operating expenses and increase revenue. The Company will continue to invest in further expanding its operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the operating expenses are fixed or have quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

Since our inception, we have raised capital through the private sale of preferred stock and debt securities, private sales of common stock.  The Company’s business operations generally have been financed by debt investments through the sale of 6% Senior Secured Convertible Debentures with accredited investors and equity investments in the common stock of the Company by accredited investors. During the full year of 2013, the Company obtained new debt from the issuance of 6% Senior Secured Convertible Debentures that supplied the funds that were needed to finance operations during the reporting period. The stated rate of interest is 6% while the inputted rate is 60% when giving effect for the conversion feature. Such new borrowings resulted in the receipt by the Company of $1,757,474. In addition, related parties contributed $17,502 in exchange for an unsecured non-convertible note payable. All debt investments are current and in good standing

At December 31, 2013, we had cash of approximately $26,943 and a working capital deficit of $3,713,641.  Our major cash flows in the year ended December 31, 2013 consisted of cash out-flows of $3,853,587 from operations, including $6,148,350 of net loss, cash outflows of $11,300 from investing activities and a net change from financing activities of $3,875,518, which primarily represented the net proceeds received from issuance of debt, common stock and warrants.  We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the first quarter of 2014. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including loans and sale of common stock.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have raised capital through the private sale of preferred stock and debt securities, private sales of common stock. At December 31, 2013, we had cash of approximately $26,943 and a working capital deficit of $3,713,641. Our major cash flows in the year ended December 31, 2013 consisted of cash out-flows of $3,853,587 from operations, including $6,148,350 of net loss, cash outflows of $11,300 from investing activities and a net change from financing activities of $3,875,518, which primarily represented the net proceeds received from issuance of debt, common stock and warrants. We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the first quarter of 2014. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including loans and sale of common stock.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

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

ITEM 8. FINANCIAL STATEMENTS

Index to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Terra Tech Corporation
Irvine, California

We have audited the accompanying consolidated balance sheets of Terra Tech Corporation (Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. Terra Tech Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Terra Tech Corporation as of December 31, 2013 and 2012, and the results of their operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Dana Point, California

March 31, 2014

TERRA TECH CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012

Assets
Current Assets:
Cash	$26,943	$16,312
Accounts receivable, net	41,903	27,476
Inventories, net	-	256,714
Prepaid expenses	857	-
Prepaid Inventory	-	51,988
Note receivable	173,754	-
Total Current Assets	243,457	352,490
Property and equipment, net	21,369	33,650
Intangible assets, net	194,872	-
Deposits	3,580,887	-
Total Assets	$4,040,585	$386,140

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$1,275,918	$377,376
Note payable	1,197,680	364,306
Loans from Related Party	102,500	104,998
Derivative liability	1,381,000	-
Total Current Liabilities	3,957,098	846,680

Commitment and Contingencies
Stockholders' Equity
Preferred stock, Convertible Series A, Par value $0.001;
authorized and issued 100 shares as of December 31, 2013
and December 31, 2012 respectively	-	-

Preferred stock, Convertible Series B, Par value $0.001;
authorized 24,999,900 shares; issued and outstanding
14,750,000 shares as of December 31, 2013 and
December 31, 2012, respectively	14,750	14,750

Common stock, Par value $0.001; authorized 350,000,000
shares; issued 146,806,928 and 82,371,853 shares as
of December 31, 2013 and Decemebr 31, 2012, respectively	146,808	82,372
Additional paid-in capital	14,759,246	8,131,305
Accumulated Deficit	(14,837,317)	(8,688,967)
Total Stockholders' Equity	83,487	(460,540)

Total Liabilities and Stockholders' Equity	$4,040,585	$386,140

The accompanying notes are an integral part of the consolidated financial statements.

TERRA TECH CORP.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2013	2012

Total Revenues	$2,125,851	$552,579
Cost of Goods Sold	2,036,933	451,713
	88,918	100,866
Selling, general and administrative expenses	3,575,897	1,072,866
Impairment of goodwill	-	4,799,965
Loss from operations	(3,486,979)	(5,771,965)

Other Income (Expenses)
Loss from derivatives issued with debt greater than debt carrying value	(2,054,000)	-
Gain on fair market valuation of derivatives	673,000	-
Loss on property and equipment	-	(1,322)
Interest Expense	(1,278,721)	(62,203)
Total Other Income (Expense)	(2,659,721)	(63,525)
Loss before Provision of Income Taxes	(6,146,700)	(5,835,490)
Provision for income taxes	1,650	879
Net Loss applicable to common shareholders	$(6,148,350)	$(5,836,369)

Net Loss per Common Share Basic and Diluted	$(0.06)	$(0.08)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	99,041,439	76,890,335

The accompanying notes are an integral part of the consolidated financial statements.

TERRA TECH CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS" EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

The accompanying notes are an integral part of the consolidated financial statements.

TERRA TECH CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS" EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Preferred Stock
	Convertible	Convertible	Convertible	Convertible			Additional
	Series A	Series A	Series B	Series B	Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2013	100	$-	14,750,000	$14,750	82,371,853	$82,372	$8,131,305	$(8,688,967)	$(460,540)

Sale of Common					22,084,567	22,085	1,552,457		1,574,542

Issuance of Warrants							1,355,990		1,355,990

Issuance of
Common Stock for
services					5,420,741	5,421	767,744		773,165

Issuance of
Common Stock for debt
and interest expense					35,279,767	35,280	2,548,900		2,584,180

Issuance of
Common Stock for
acquisition					1,250,000	1,250	211,250		212,500

Issuance of
Common Stock for
deposits					400,000	400	191,600		192,000

Net Loss								(6,148,350)	(6,148,350)

Balance December 31, 2013	100	$-	14,750,000	$14,750	146,806,928	$146,808	$14,759,246	$(14,837,317)	$83,487

The accompanying notes are an integral part of the consolidated financial statements.

TERRA TECH CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
For The Years Ended December 31, 2013 and 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(6,148,350)	$(5,836,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on fair market valuation of derivatives	(673,000)	-
Depreciation and amortization	41,309	14,088
Loss on disposal of property and equipment	-	1,322
Warrants issued with common stock	1,355,990	135,400
Stock issued for interest expense	1,039,081	-
Stock issued for services	773,165	-
Equity instruments issued with debt greater than debt carrying amount	2,054,000	-
Preferred Stock issued for compensation	-	200,000
Impairment of goodwill	-	4,799,965
Change in accounts receivable and inventory reserve	359,126	79,534
Changes in operating assets and liabilities:
Accounts receivable	(41,450)	(74,629)
Inventory	(75,389)	258,300
Prepaid expenses	(857)	-
Prepaid inventory	51,988	(37,212)
Note receivable	(173,754)	-
Deposits	(3,388,887)	5,000
Accounts payable	973,441	207,176
Due to officers	-	(500)
Net cash used in operations	(3,853,587)	(247,925)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	-	6,293
Purchase of property and equipment	-	(534)
Purchase of intangible assets	(11,400)	-
Cash assumed in acquisition	100
Cash assumed in reverse merger	-	35
Net cash used in investing activities	(11,300)	5,794

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	2,403,474	264,306
Proceeds from issuance of notes payable to related parties	17,502	44,190
Payments on notes payable	(100,000)	(150,000)
Payments on notes payable to related parties	(20,000)	(89,192)
Proceeds from issuance of common stock and warrants and common stock subscribed	1,574,542	180,000
Net cash provided by financing activities	3,875,518	249,304

NET CHANGE IN CASH AND CASH EQUIVALENTS	10,631	7,173
CASH AND CASH EQUIVALENTS, beginning of period	16,312	9,139
CASH AND CASH EQUIVALENTS, end of period	$26,943	$16,312

The accompanying notes are an integral part of the consolidated financial statements.

TERRA TECH CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
For The Years Ended December 31, 2013 and 2012

	2013	2012
SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITES

Cash paid for interest	$13,500	$-

SUPPLEMENTAL DISCLOSURE FOR FINANCING ACTIVITES

Warrant expense	$1,355,990	$135,400

The accompanying notes are an integral part of the consolidated financial statements.

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

Cash and Cash Equivalents

Cash and all highly liquid investments with a maturity of three months or less from the date of purchase, including money market mutual funds, short-term time deposits, and government agency and corporate obligations, are classified as cash and cash equivalents.

Accounts Receivable

The Company reviews all outstanding accounts receivable for collectability on a quarterly basis. An allowance for doubtful accounts is recorded for any amounts deemed uncollectable. The Company does not accrue interest receivable on past due accounts receivable. There was an allowance of $52,000 at December 31, 2013 and $85,576 at December 31, 2012.

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

TERRA TECH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company’s income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the year ended December 31, 2013.

Loss Per Common Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock and convertible debt are not considered in the diluted income (loss) per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the year ended December 31, 2013 therefore the basic and diluted weighted average common shares outstanding were the same.

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

However, the Company has incurred net losses for the year ended December 31, 2013 and has accumulated a deficit of approximately $14.8 million at December 31, 2013. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

TERRA TECH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Intangible assets with estimated useful lives are amortized over a 5 year period. Amortization expense was $29,028 for the year ended December 31, 2013.

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

TERRA TECH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	December 31,	December 31,
	2013	2012
Finished Goods	$-	$256,714

TERRA TECH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. PROPERTY AND EQUIPMENT

Property and equipment at cost, less accumulated depreciation, at December 31, 2013 consisted of the following:

	December 31,	December 31,
	2013	2012
Furniture	$31,539	$31,539
Equipment	26,022	26,022
Leasehold improvements	10,400	10,400
Subtotal	67,961	67,961
Less accumulated depreciation	(46,592)	(34,311)
Total	$21,369	$33,650

Depreciation expense related to property and equipment for the year ended December 31, 2013 was $12,280 and for the year ended December 31, 2012 was $14,088.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

 Accounts payable and accrued expenses consisted of the following:

	December 31,	December 31,
	2013	2012
Accounts payable	$1,178,212	$159,118
Accrued officers’ salary	60,000	75,000
Accrued interest	204,898	75,408
Accrued payroll taxes	62,599	57,850
Customer deposits	-	10,000
	$1,505,709	$377,376

TERRA TECH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. NOTE PAYABLE

Notes payable is as follows:

	December 31,	December 31,
	2013	2012

Senior secured promissory note dated July 15, 2011, issued to an accredited investor, maturing July 15, 2012, bearing interest at a rate of 15% per annum. The maturity date has been extended until March 15, 2013. Principal in the amount of $150,000 was paid during the twelve months ended December 31, 2012. The balance of principal and interest was paid in stock during the quarter ended March 31, 2013.	$-	$100,000

Unsecured promissory demand note dated May 7, 2012, issued to an accredited investor, bearing interest at a rate of 4% per annum. Holder may elect to convert into common stock at $0.75 per share.	5,000	5,000

Promissory note dated July 26, 2013, issued to an accredited investor, maturing July 15, 2014, bearing interest at a rate of 12% per annum. Principal and interest may be converted into common stock based on the average trading price of the ten days prior to maturity at the holders’ option.	150,000	150,000

Unsecured promissory demand notes, issued to an accredited investor, bearing interest at a rate of 4% per annum. Holder may elect to convert into common stock at $0.75 per share.	109,306	109,306

Unsecured promissory demand note, issued to an accredited investor, bearing interest at a rate of 15% per annum.	3,474	-

Senior secured promissory notes dated July 26, 2013, issued to accredited investors, maturing April 26, 2013, bearing interest at a rate of 6% per annum. Principal and interest may be converted into common stock based on the average trading price of the ten days prior to maturity at the holders’ option.	250,000	-

Senior secured promissory notes dated October 10, 2013, issued to accredited investors, maturing April 5, 2014, bearing interest at a rate of 6% per annum. Principal and interest may be converted into common stock based on the average trading price of the ten days prior to maturity at the holders’ option. $270,100 was converted in the fourth quarter ended December 31, 2013.	54,900	-

TERRA TECH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE PAYABLE, Continued

Senior secured promissory note dated October 10, 2013, issued to an accredited investor, maturing May 22, 2014, bearing interest at a rate of 6% per annum. Principal and interest may be converted into common stock based on the average trading price of the ten days prior to maturity at the holders’ option.	50,000	-

Senior secured promissory notes dated November 22, 2013, issued to accredited investors, maturing May 15, 2014, bearing interest at a rate of 6% per annum. Principal and interest may be converted into common stock based on the average trading price of the ten days prior to maturity at the holders’ option.	275,000	-

Senior secured promissory notes dated December 5, 2013, issued to accredited investors, maturing July 1, 2014, bearing interest at a rate of 12% per annum.	300,000	-
	$1,197,680	$364,306

The senior secured promissory notes are secured by shares of common stock. There is accrued interest of $161,953 as of December 31, 2013.

10. LOANS FROM RELATED PARTY

 Notes payable to related party is as follows:

	December 31,	December 31,
	2013	2012
Unsecured promissory note dated December 2, 2011 and due December 2, 2012, issued to an entity controlled by Michael James an officer of the Company, bearing interest at a rate of 15% per annum. The maturity date has been extended until March 31, 2014. Interest shall be paid in cash or common stock at the holders’ option. Principal in the amount of $5,000 has been paid during the year ended December 31, 2013.	$30,000	$35,000

Unsecured promissory note dated December 2, 2011 and due December 2, 2012, issued to Michael Nahass a director of the Company, bearing interest at a rate of 15% per annum. The maturity date has been extended until March 31, 2014. Interest shall be paid in cash or common stock at the holders’ option. During the year ended December 31, 2013, $17,502 has been advanced to the Company. Principal in the amount of $15,000 has been paid during the year ended December 31, 2013.	72,500	69,998
	$102,500	$104,998

The unsecured demand notes due to related parties have accrued interest of $42,945 as of December 31, 2013.

TERRA TECH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Common Stock

The Company has authorized 350 million shares of common stock with $0.001 par value, of which there were issued and outstanding 146,806,928 as of December 31, 2013.

12. WARRANTS

The Company has the following shares of common stock reserved for the warrants outstanding as of December 31, 2013:

	December 31, 2013
		Weighted
		Average
		Exercise
	Shares	Price
Warrants outstanding – beginning of year	6,711,733	$0.35
Warrants exercised	-	-
Warrants granted	12,839,084	0.08
Warrants expired	-	-

Warrants outstanding – end of period	19,550,817	$0.17

TERRA TECH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WARRANTS, Continued

The weighted exercise price and weighted fair value of the warrants granted by the Company as of December 31, 2013, are as follows:

December 31, 2013
Weighted
	Average	Weighted
	Exercise	Average
	Price	Fair Value

Weighted average of warrants granted during the nine months whose exercise price exceeded fair market value at the date of grant	$0.32	$0.46

Weighted average of warrants granted during the nine months whose exercise price was equal or lower than fair market value at the date of grant	$-	$-

The following table summarizes information about fixed-price warrants outstanding:

	Number	Average
Range of	Outstanding at	Remaining	Weighted
Exercise	December 31,	Contractual	Average
Prices	2013	Life	Exercise Price
$0.33	5,588,400	9 Months	$0.33
$0.46	600,000	20 Months	$0.46
$0.46	150,000	25 Months	$0.46
$0.85	40,000	16 Months	$0.85
$0.40	333,333	20 Months	$0.40
$0.33	515,637	48 Months	$0.33
$0.13	352,978	51 Months	$0.13
$0.16	875,000	51 Months	$0.16
$0.12	116,674	52 Months	$0.12
$0.11	102,733	52 Months	$0.11
$0.05	267,391	55 Months	$0.05
$0.06	10,608,671	57 Months	$0.06
	19,550,817

For the warrants issued in January 2013, the Company valued the warrants utilizing the black schools method with the following inputs: stock price of $0.46, exercise price of $0.33, volatility of 106.26%, years 5, treasury bond rate 2.5% and dividend rate of 0%.

For the warrants issued in March 2013, the Company valued the warrants utilizing the black schools method with the following inputs: stock price of $0.19, exercise price of $0.1324, volatility of 116.46%, years 5, treasury bond rate 2.5% and dividend rate of 0%.

TERRA TECH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WARRANTS, Continued

For the warrants issued in April 2013, the Company valued the warrants utilizing the black schools method with the following inputs: stock price of $0.19, exercise price of $0.16, volatility of 115.70%, years 5, treasury bond rate 2.5% and dividend rate of 0%.

For the warrants issued in April 2013, the Company valued the warrants utilizing the black schools method with the following inputs: stock price of $0.19, exercise price of $0.1178, volatility of 115.04%, years 5, treasury bond rate 2.5% and dividend rate of 0%.

For the warrants issued in May 2013, the Company valued the warrants utilizing the black schools method with the following inputs: stock price of $0.16, exercise price of $0.1071, volatility of 114.54%, years 5, treasury bond rate 2.5% and dividend rate of 0%.

For the warrants issued in July 2013, the Company valued the warrants utilizing the black schools method with the following inputs: stock price of $0.08, exercise price of $0.0514, volatility of 115.61%, years 5, treasury bond rate 2.5% and dividend rate of 0%.

For the warrants issued in October 2013, the Company valued the warrants utilizing the black schools method with the following inputs: stock price of $0.07, exercise price of $0.06, volatility of 118.45%, years 5, treasury bond rate 2.5% and dividend rate of 0%.

The warrant expense of $1,355,990 was based on the Black Scholes calculation which was expensed during the year ended December 31, 2013.

13. OPERATING LEASE COMMITMENTS

The Company leases certain office and industrial warehouse space in Lake Forest, California. The monthly rent is $3,025 for the first year and will increase to $3,300 for the second year.

The Company has an annual lease for a steel building and five acres of greenhouse space in Belvidere, New Jersey. The monthly rent is $13,000 for an annual amount of $156,000.

Net rent expense for the Company for the year ended December 31, 2013 was $54,408.

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

As of December 31, 2013, there was no accrual recorded for any potential losses related to pending litigation.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors, and their respective ages, as of December 31, 2013 are as follows:

Name	Age	Positions

Derek Peterson	38	President and Chief Executive Officer, and Chairman of the Board of Directors
Amy Almsteier	31	Secretary, Treasurer and Director
Michael James	55	Chief Financial Officer
Michael A. Nahass	47	Director
Steven J. Ross	55	Director
Ken VandeVrede	36	Director
Steve VandeVrede	27	Director
Mike VandeVrede	33	Director

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

Michael James
Chief Financial Officer

Mr. James has served as our Chief Financial Officer since April 17, 2011. In addition to his role at Terra Tech, Michael James became CEO and CFO of Inergetics, Inc on June 11, 2012. Michael served as CFO since July 1, 2010 and has served as a member of the Company's Board of Directors since September 2009. Previously, Michael served as CEO of Nestor, Inc. where he successfully completed a financial restructuring of the Company prior to its sale in September 2009 from the Receiver's Estate in Superior Court of the State of Rhode Island. He also served on Nestor's Board of Directors from 2006 to 2009 and has been the Managing Partner of Kuekenhof Capital Management, LLC, a private investment management company, for the past ten years where he serves as Managing Director of Kuekenhof Equity Fund, L.P. and Kuekenhof Partners. Michael is also a director of Guided Therapeutics, Inc. where he serves as Chairman of the Compensation Committee and serves on the Audit Committee. During his career, Michael James has served as a Partner at Moore Capital Management, Inc., a premiere private investment management company as well as Chief Financial and Administrative Officer at Buffalo Partners, L.P., a private investment management company and Treasurer and CFO of National Discount Brokers. Mr. James began his career in 1980 as a staff accountant with Eisner, LLP. Mr. James’s experience as an accountant led to our conclusion that he should serve as director in light of our business and structure.

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

Steven J. Ross
Director

Mr. Ross has served as a director since July 23, 2012. Mr. Ross has over 25 years of senior management experience, ranging from high growth private companies to multi-billion dollar divisions of public enterprises. Mr. Ross is currently Managing Director of MTN Capital Partners, a New York-based Private Equity firm focused on lower middle market transactions. He joined MTN in 2011 after completing the sale of his previous business and is responsible for deal generation and execution in the Western United States, operating from Newport Beach, California. Mr. Ross is also the Lead Director for the Longhai Steel Company, a major steel wire producer based in Xingtai, China. Previously, Mr. Ross was CEO of National Investment Managers from 2006 until its sale to a Private Equity firm in 2011. Under Mr. Ross’ leadership, the company became the largest independent retirement services company in the country with over $11 billion in assets under administration and operations in 17 cities in the United States.

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

Ken VandeVrede
Director

Ken Vande Vrede has served as a director since February 25, 2013. Mr. VandeVrede has also served as President of Gro-rite Inc. since January 2012. Gro-rite is a New Jersey-based retail business which sells products and services related to greenhouse technology, and innovative and sustainable growing techniques. From January 2006 until December 2011, Mr. Vande Vrede served as Vice President of Gro-rite Inc. From March 1996 until December 2005, he served as Manager of Gro-rite Inc. Since September 2010, Mr. Vande Vrede has also served as Director of New Business and Marketing at Edible Garden, which is a sustainable hydroponic herbs and lettuce grower that provides fresh, locally grown herbs and leafy greens to supermarkets and restaurants. Since January 2007, Mr. Vande Vrede has also served as Managing Partner at Naturally Beautiful Plant Products LLC. Mr. Vande Vrede is also currently an owner of Gro-rite Landscape Services LLC. Mr. Vande Vrede attended Montclair State University from 1996 until 1999, where he majored in Business. Mr. Vande Vrede’s entrepreneurial experience and success in gardening retail and specialty farming, evidenced by his ideas which led to the establishment of the businesses in which he works, and his management experience, led to our conclusion that Mr. Vande Vrede should be serving as a member of our board of directors in light of our business and structure.

Steve VandeVrede
Director

Steve VandeVrede has served as a director since April 24, 2013. Mr. VandeVrede has also served as Vice-President of Naturally Beautiful Plant Products LLC, since January 2007. Mr. Vande Vrede is also currently an owner of Gro-rite Landscape Services LLC. Since September 2010, Mr. Vande Vrede has also served as Director of New Business and Marketing at Edible Garden, which is a sustainable hydroponic herbs and lettuce grower that provides fresh, locally grown herbs and leafy greens to supermarkets and restaurants. From 2003 to 2005, Mr. Vande Vrede attended Quinnipiac University, and from 2005 to 2007, he attended William Patterson University, where he obtained a degree in Business Finance Management. Mr. VandeVrede’s experience finance, gardening retail and specialty farming led to our conclusion that Mr. Vande Vrede should be serving as a member of our board of directors in light of our business and structure.

Mike VandeVrede
Director

Mike VandeVrede has served as a director since April 24, 2013. He has also has served as President of Naturally Beautiful Plant Products LLC, since January 2007, and is also currently an owner of Gro-rite Landscape Services LLC. Since September 2010, Mr. Vande Vrede has also served as Director at Edible Garden, which is a sustainable hydroponic herbs and lettuce grower that provides fresh, locally grown herbs and leafy greens to supermarkets and restaurants. Mr. VandeVrede’s experience as President of Naturally Beautiful Plant Products LLC led to our conclusion that Mr. Vande Vrede should be serving as a member of our board of directors in light of our business and structure.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than three members. Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of seven members, one of whom, Steven J. Ross, qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past ten years.

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

FAMILY RELATIONSHIPS

Derek Peterson, our President and Chief Executive Officer, and Chairman of the Board of Directors is the spouse of Amy Almsteier, our Secretary, Treasurer and a Director and significant stockholder.

Ken VandeVrede, Mike VandeVrede and Steve VandeVrede are brothers. Dan VandeVrede, a beneficial holder of approximately 7.1% of our issued and outstanding shares of common stock, is the father of Ken VandeVrede, Mike VandeVrede and Steve VandeVrede.

There are no other family relationships between any of our directors or executive officers and any other directors or executive officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2013, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us as of the years ended December 31, for the fiscal years ended as indicated.

						Non-Equity
						Incentive	Nonqualified
Name and				Stock	Option	Plan	Deferred	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Compensation ($)	Compensation ($)	Total ($)

Derek Peterson (1)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

Amy Almsteier (2)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

Michael James (3)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

Michael Nahass (4)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

Maureen Cotton (5)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
____________
(1)	Appointed President and Chief Executive Officer, and Chairman of the Board of Directors, on February 9, 2012.

(2)	Appointed Secretary, Treasurer and Director on February 9, 2012.

(3)	Appointed Chief Financial Officer on February 9, 2012.

(4)	Served of President, Secretary and Treasurer from January 26, 2012 until February 9, 2012. Appointed Director on January 26, 2012.

(5)
Served as Director from July 22, 2008, until resigning as Director on January 26, 2012. Appointed President, Chief Financial Officer, Secretary, Treasurer and Director on July 30, 2008. Resigned as President, Chief Financial Officer, Secretary, Treasurer and Director on January 26, 2012.

None of our directors have received monetary compensation since our inception until December 31, 2013. We currently do not pay any compensation to our directors serving on our board of directors.

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

DIRECTOR COMPENSATION

The following table sets forth director compensation as of December 31, 2013:

	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)

Derek Peterson (1)	0	0	0	0	0	0	0

Amy Almsteier (2)	0	0	0	0	0	0	0

Michael Nahass (3)	0	0	0	0	0	0	0

Edward Piatt (4)	0	0	0	0	0	0	0

Steven Ross (5)	0	0	0	0	0	0	0

Ken VandeVrede (6)	0	0	0	0	0	0	0

Steve VandeVrede (7)	0	0	0	0	0	0	0

Mike VandeVerde (8)	0	0	0	0	0	0	0
__________
(1)	Appointed President and Chief Executive Officer, and Chairman of the Board of Directors, on February 9, 2012.

(2)	Appointed Secretary, Treasurer and Director on February 9, 2012.

(3)	Served of President, Secretary and Treasurer from January 26, 2012 until February 9, 2012. Appointed Director on January 26, 2012.

(4)	Appointed director on February 9, 2012, and resigned as a Director May 6, 2013.

(5)	Appointed Director on July 23, 2012.

(6)	Appointed a Director on February 25, 2013.

(7)	Appointed a Director on April 24, 2013.

(8)	Appointed a Director on April 24, 2013

We have no standard arrangement to compensate directors for their services in their capacity as directors. Except as set forth above, directors are not paid for meetings attended. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of December 31, 2013, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: 18101 Von Karman, Third Floor, Irvine, California 92612.

In computing the number and percentage of shares beneficially owned by each person, we include any shares of common stock that could be acquired within 60 days of December 31, 2013, by the exercise of shares of Series A Preferred Stock and Series B Preferred Stock. These shares, however, are not counted in computing the percentage ownership of any other person.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Common Stock (1)

Common Stock	Derek Peterson	2,036,181	(2)	1.4%
Common Stock	Amy Almsteier	51,674,654	(3)	37.7%
Common Stock	Michael A. Nahass	540,000		*
Common Stock	Ken VandeVrede	9,861,220	(4)	7.1%
Common Stock	Michael James	300,000		*
Common Stock	Mike VandeVrede	9,861,220	(4)	7.1%
Common Stock	Steve VandeVrede	9,861,220	(4)	7.1%
Common Stock	Dan VandeVrede	9,761,220	(4)	7.1%
Common Stock	Steven Ross	150,000		* %
All directors and executive officers as a group (8 persons)		84,284,495		61.4%
___________
*	Represents beneficial ownership of less than one percent of the outstanding shares of our common stock.

(1)
As of January 17, 2014, we have a total of 233,802,141 shares of common stock issued and outstanding, which assumes the conversion of 100 shares of Series A Preferred Stock, convertible at any time into 100 shares of common stock, and 14,750,000 shares of Series B Preferred Stock, convertible into 79,418,802 shares of common stock, and warrants convertible into 17,320,340 shares of common stock.

(2)
50 shares of which are immediately convertible from Series A Preferred Stock and 1,136,131 shares of which are immediately convertible from Series B Preferred Stock. Mr. Peterson disclaims any beneficial ownership interest in the shares of common stock, Series A Preferred Stock and Series B Preferred Stock held by his spouse, Amy Almsteier.

(3)
50 shares of which are immediately convertible from Series A Preferred Stock and 43,074,604 shares of which are immediately convertible from Series B Preferred Stock. Ms. Almsteier disclaims any beneficial ownership interest in the shares of common stock, Series A Preferred Stock and Series B Preferred Stock held by her spouse, Derek Peterson.

(4)	9,473,721 shares of which are immediately convertible from Series B Preferred Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We lease the land in Belvidere, New Jersey, on which our greenhouse structure is being assembled. The land is being leased from David and Gerda VandeVrede, who are parents to one of our directors, Ken VandeVrede, three of his siblings, Mike VandeVrede, Steve VandeVrede and Dan VandeVrede, all of whom are affiliates of the Company. The lease began January 1, 2014, the lease rate is $13,000 per month, and the lease expires January 1, 2016.

On April 23, 2013, we entered into a Share Exchange Agreement, dated March 23, 2013 (the “Share Exchange Agreement”), by and among the Company, Edible Garden Corp., a Nevada corporation (“Edible Garden”), and the holders of common stock of Edible Garden. The principle holders of the common stock of Edible Garden consisted of Ken VandeVrede, Mike VandeVrede, Steve VandeVrede and Dan VandeVrede, each of whom held 23% of the issued and outstanding shares of common stock of Edible Garden. Additionally, Beverly Willekes and David VandeVrede each held 4% of the issued and outstanding shares of common stock of Edible Garden. Ken VandeVrede, Mike VandeVrede, Steve VandeVrede, David VandeVrede and Beverly Willekes are siblings. Dan VandeVrede is the father of the five siblings.

Under the terms and conditions of the Share Exchange Agreement, we offered and sold 1,250,000 shares of common stock of the Company in consideration for all the issued and outstanding shares in Edible Garden. Separately, Amy Almsteier, our majority shareholder, and and officer and director, offered and sold 7,650,000 of her 12,500,000 shares of Series B Preferred Stock to Ken VandeVrede, Mike VandeVrede, Steve VandeVrede and Dan VandeVrede, Beverly Willekes, and David VandeVrede (collectively, the “Edible Garden Shareholders”), each of whom acquired the Series B Preferred Stock on a pro-rata basis, based on their respective parentage equity interest in Edible Garden immediately prior to the consummation of the Share Exchange Agreement.

Each share of Series B Preferred Stock is convertible, at any time, at the option of the holder, on a 1-for-5.384325537 basis, into shares of common stock and has voting rights equal to 100 shares of common stock. The 7,650,000 shares of Series B Preferred Stock is convertible at any time into 41,290,091 shares of common stock and have voting power equal to 675,000,000 shares of common stock. The effect of the issuance of the 1,250,000 shares of common stock of the Company and sale of the 7,650,000 shares of Series B Preferred Stock is that Edible Garden Shareholders now hold approximately 25.7% of the issued and outstanding shares of common stock of the Company and approximately 43.3% of the voting power of the Company. Articles of Exchange, consummating the share exchange, were filed with the Secretary of the State of Nevada on April 24, 2013.

As a result of the share exchange Edible Garden is now a wholly-owned subsidiary of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the years ended December 31, 2013 and 2012, the total fees charged to the company for audit services, including quarterly reviews were $51,745 and $35,325, for audit-related services were $23,559 and $35,325 and for tax services and other services were $0 and $0, respectively.

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

2.2	Articles of Merger (2)
2.3	Share Exchange Agreement, dated April 24, 2013, by and among the Registrant, Edible Garden Corp., a Nevada corporation, and the holders of common stock of Edible Garden Corp. (4)
2.4	Form of Articles of Share Exchange (5)
3.1.1	Articles of Incorporation dated July 22, 2008 (1)
3.1.2	Certificate of Amendment dated July 8, 2011 (5)
3.1.3	Certificate of Change dated July 8, 2011 (5)
3.1.4	Certificate of Amendment dated January 27, 2012 (2)
3.1.5	Certificate of Designation for Series A Preferred Stock (3)
3.1.6	Certificate of Designation for Series B Preferred Stock (3)
2.1
Agreement and Plan of Merger dated February 9, 2012, by and among Terra Tech Corp., a Nevada corporation, TT Acquisitions, Inc., a Nevada corporation, and GrowOp Technology Ltd., a Nevada corporation (2)

2.2	Articles of Merger (2)
2.3	Share Exchange Agreement, dated April 24, 2013, by and among the Registrant, Edible Garden Corp., a Nevada corporation, and the holders of common stock of Edible Garden Corp. (4)
2.4	Form of Articles of Share Exchange (4)
3.2	Bylaws (1)
21.1	Subsidiaries of the Registrant
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
___________
(1)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-156421), filed with the Commission on December 23, 2012.
(2)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the Commission on February 10, 2012.
(3)	Incorporated by reference to Amendment No. 3 to Current Report on Form 8-K (File No. 000-54258), filed with the Commission on April 19, 2012.
(4)	Incorporated by reference to Current report on Form 8-K (File No. 000-54258), filed with the Commission on May 6, 2013.
(5)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-191954), filed with the Commission on October 28, 2013.
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

TERRA TECH CORP.
(Name of Registrant)

Date: March 31, 2014	By:	/s/ Derek Peterson
	Name:	Derek Peterson
	Title:	President, and Chief Executive Officer (principal executive officer)

Date: March 31, 2014	By:	/s/ Michael James
	Name:	Michael James
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description

2.1
Agreement and Plan of Merger dated February 9, 2012, by and among Terra Tech Corp., a Nevada corporation, TT Acquisitions, Inc., a Nevada corporation, and GrowOp Technology Ltd., a Nevada corporation (2)

2.2	Articles of Merger (2)
2.3	Share Exchange Agreement, dated April 24, 2013, by and among the Registrant, Edible Garden Corp., a Nevada corporation, and the holders of common stock of Edible Garden Corp. (4)
2.4	Form of Articles of Share Exchange (5)
3.1.1	Articles of Incorporation dated July 22, 2008 (1)
3.1.2	Certificate of Amendment dated July 8, 2011 (5)
3.1.3	Certificate of Change dated July 8, 2011 (5)
3.1.4	Certificate of Amendment dated January 27, 2012 (2)
3.1.5	Certificate of Designation for Series A Preferred Stock (3)
3.1.6	Certificate of Designation for Series B Preferred Stock (3)
2.1
Agreement and Plan of Merger dated February 9, 2012, by and among Terra Tech Corp., a Nevada corporation, TT Acquisitions, Inc., a Nevada corporation, and GrowOp Technology Ltd., a Nevada corporation (2)

2.2	Articles of Merger (2)
2.3	Share Exchange Agreement, dated April 24, 2013, by and among the Registrant, Edible Garden Corp., a Nevada corporation, and the holders of common stock of Edible Garden Corp. (4)
2.4	Form of Articles of Share Exchange (4)
3.2	Bylaws (1)
21.1	Subsidiaries of the Registrant
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
___________
(1)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-156421), filed with the Commission on December 23, 2012.
(2)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the Commission on February 10, 2012.
(3)	Incorporated by reference to Amendment No. 3 to Current Report on Form 8-K (File No. 000-54258), filed with the Commission on April 19, 2012.
(4)	Incorporated by reference to Current report on Form 8-K (File No. 000-54258), filed with the Commission on May 6, 2013.
(5)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-191954), filed with the Commission on October 28, 2013.
**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.