Form 10-K/A
period 2013-12-31
Terra Tech Corp.
filed 2014-04-16
CIK 1451512

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

EXPLANATORY NOTE

Terra Tech Corp. (the “Company”), hereby amends its Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on March 31, 2014, to change information required on the cover page of Form 10-K, by unchecking the “Yes” box provided on the cover page of this Form 10-K to indicate that, at the time of filing the Form 10-K the Company was not a shell company. The Company mistakenly checked that it was a shell company in its March 31, 2014 filing. The Company was not a shell company on March 31, 2014.

There are no other changes to the original Form 10-K filed on March 31, 2014, other than that outlined in this document. This Amendment No. 1 to Form 10-K does not reflect events occurring after the filing of the original Form 10-K on March 31, 2014, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth herein

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA TECH CORP.
(Name of Registrant)

Date: April 16, 2014	By:	/s/ Derek Peterson
	Name:	Derek Peterson
	Title:	President, and Chief Executive Officer (principal executive officer)

Date: April 16, 2014	By:	/s/ Michael James
	Name:	Michael James
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description

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

2.2	Articles of Merger (2)
2.3	Share Exchange Agreement, dated April 24, 2013, by and among the Registrant, Edible Garden Corp., a Nevada corporation, and the holders of common stock of Edible Garden Corp. (4)
2.4	Form of Articles of Share Exchange (4)
3.2	Bylaws (1)
21.1	Subsidiaries of the Registrant (6)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document (6)
101.SCH *	XBRL Taxonomy Extension Schema Document (6)
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document (6)
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document (6)
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document (6)
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document (6)
___________
(1)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-156421), filed with the Commission on December 23, 2012.
(2)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the Commission on February 10, 2012.
(3)	Incorporated by reference to Amendment No. 3 to Current Report on Form 8-K (File No. 000-54258), filed with the Commission on April 19, 2012.
(4)	Incorporated by reference to Current report on Form 8-K (File No. 000-54258), filed with the Commission on May 6, 2013.
(5)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-191954), filed with the Commission on October 28, 2013.
(6)	Incorporated by reference to Annual Report on Form 10-K (File No. 000-54258), filed with the Commission on March 31, 2014.
**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.