Form 10-Q
period 2014-03-31
Terra Tech Corp.
filed 2014-05-15
CIK 1451512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

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

As of May 13, 2014, there were 167,022,553 shares of common stock, $0.001 par value per share, outstanding; 100 shares of Series A Preferred Stock, $0.001 par value per share, outstanding; and 14,750,000 shares of Series B Preferred Stock, $0.001 par value per shares, outstanding.

 TERRA TECH CORP.
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2014

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

TERRA TECH CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	Unaudited
Assets
Current Assets:
Cash	$2,969,824	$26,943
Accounts receivable, net	411,581	445,448
Prepaid expenses	857	857
Total Current Assets	3,382,262	473,248

Property, equipment and leasehold improvements, net	4,842,817	21,369
Intangible assets, net	184,252	194,872
Deposits	4,550	3,580,887
Total Assets	$8,413,881	$4,270,376

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$896,166	$1,505,709
Note payable	2,376,990	1,197,680
Loans from Related Party	-	102,500
Derivative liability	2,819,000	1,381,000
Total Current Liabilities	6,092,156	4,186,889

Commitment and Contingencies	-	-

Stockholders' Equity
Preferred stock, Convertible Series A, Par value $0.001;
authorized and issued 100 shares as of March 31, 2014
and December 31, 2013 respectively	-	-
Preferred stock, Convertible Series B, Par value $0.001;
authorized 24,999,900 shares; issued and outstanding
14,750,000 shares as of March 31, 2014 and
December 31, 2013, respectively	14,750	14,750
Common stock, Par value $0.001; authorized 350,000,000
shares; issued 165,105,886 and 146,806,928 shares as
of March 31, 2014 and December 31, 2013, respectively	165,106	146,808
Additional paid-in capital	21,895,676	14,759,246
Accumulated Deficit	(19,753,807)	(14,837,317)
Total Stockholders' Equity	2,321,725	83,487

Total Liabilities and Stockholders' Equity	$8,413,881	$4,270,376

The accompanying notes are an integral part of the condensed consolidated financial statements.

TERRA TECH CORP.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Unaudited

	3 Months	3 Months
	Ended	Ended
	March 31,	March 31,
	2014	2013

Total Revenues	$560,319	$66,121
Cost of Goods Sold	558,229	68,005
	2,090	(1,884)
Selling, general and administrative expenses	2,203,805	745,533
Loss from operations	(2,201,715)	(747,417)

Other Income (Expenses)
Loss from derivatives issued with debt greater
than debt carrying value	(1,214,000)	(718,000)
Loss on fair market valuation of derivatives	(1,284,825)	-
Interest Expense	(215,950)	(82,953)
Total Other Income (Expense)	(2,714,775)	(800,953)
Loss before Provision of Income Taxes	(4,916,490)	(1,548,370)
Provision for income taxes	-	-
Net Loss applicable to common shareholders	$(4,916,490)	$(1,548,370)

Net Loss per Common Share Basic and Diluted	$(0.03)	$(0.02)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	155,761,420	83,370,432

The accompanying notes are an integral part of the condensed consolidated financial statements.

TERRA TECH CORP.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	3 Months	3 Months
	Ended	Ended
	March 31,	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,916,490)	$(1,548,370)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss on fair market valuation of derivatives	1,284,825	-
Depreciation and amortization	92,982	3,070
Warrants issued with common stock	1,249,123	185,630
Stock issued for interest expense	-	55,777
Stock issued for services	-	309,048
Equity instruments issued with debt greater than
debt carrying amount	1,214,000	718,000
Change in accounts receivable reserve	-	(5,000)
Changes in operating assets and liabilities:
Accounts receivable	33,867	31,695
Inventory	-	(2,709)
Deposits	4,550	(508,000)
Accounts payable	(458,001)	(50,431)
Net cash used in operations	(1,495,144)	(811,290)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,332,024)	-
Net cash used in investing activities	(1,332,024)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	1,984,210	928,474
Proceeds from issuance of notes payable to
related parties	27,500	17,502
Payments on notes payable	(300,000)	-
Payments on notes payable to related parties	(130,000)	(5,000)
Proceeds from issuance of common stock and
warrants and common stock subscribed	4,014,919	290,160
Proceeds from issuance of common stock
from the exercise of warrants	173,420	-
Net cash provided by financing activities	5,770,049	1,231,136

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,942,881	419,846
CASH AND CASH EQUIVALENTS, beginning of period	26,943	16,312
CASH AND CASH EQUIVALENTS, end of period	$2,969,824	$436,158

The accompanying notes are an integral part of the condensed consolidated financial statements.

TERRA TECH CORP.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	3 Months	3 Months
	Ended	Ended
	March 31,	March 31,
	2014	2013
SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITES

Cash paid for interest	$95,676	$2,250

SUPPLEMENTAL DISCLOSURE FOR FINANCING ACTIVITES

Warrant expense	$1,249,123	$185,630

The accompanying notes are an integral part of the condensed consolidated financial statements.

TERRA TECH CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

We were incorporated as Private Secretary, Inc. on July 22, 2008 in the State of Nevada. From inception until we completed our reverse acquisition of GrowOp Technology, the principal business of the Company originally was to develop a software program that would allow for automatic call processing through VoIP technology. On January 27, 2012, the Company filed an amendment to its Articles of Incorporation changing its name to Terra Tech Corp. During that time, we had no revenue and our operations were limited to capital formation, organization, and development of our business plan and target customer market. As a result of the merger with GrowOp Technology, on February 9, 2012 we ceased our prior operations and we are now a holding company and our wholly owned subsidiary GrowOp Technology engages in the design, marketing and sale of hydroponic equipment with proprietary technology to create sustainable solutions for the cultivation of indoor agriculture. On April 23, 2013, we entered into a Share Exchange Agreement, dated March 23, 2013 by and among the Company, Edible Garden Corp., a Nevada corporation (“Edible Garden”), and the holders of common stock of Edible Garden. As a result of the share exchange Edible Garden is now a wholly-owned subsidiary of the Company. Edible Garden is a retailer seller of its line of locally grown hydroponic produce, which is distributed throughout the Northeast United States.

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

Accounts Receivable

The Company reviews all outstanding accounts receivable for collectability on a quarterly basis. An allowance for doubtful accounts is recorded for any amounts deemed uncollectable. The Company does not accrue interest receivable on past due accounts receivable. There was an allowance of $52,000 at March 31, 2014 and at December 31, 2013.

TERRA TECH CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets: 3-15 years for machinery and equipment, leasehold improvements are amortized over the estimated useful life. Repairs and maintenance expenditures which do not extend the useful lives of related assets are expensed as incurred.

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

TERRA TECH CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company’s income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the quarter ended March 31, 2014.

Loss Per Common Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock and convertible debt are not considered in the diluted income (loss) per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the quarter ended March 31, 2014 therefore the basic and diluted weighted average common shares outstanding were the same.

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

However, the Company has incurred net losses for the three months ended March 31, 2014 and has accumulated a deficit of approximately $19.8 million at March 31, 2014. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Intangible assets with estimated useful lives are amortized over a 5 year period. Amortization expense was $10,620 for the quarter ended March 31, 2014.

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

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REVERSE MERGER, Continued

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

6. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at cost, less accumulated depreciation, at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31,	December 31,
	2014	2013
Furniture	$35,956	$31,539
Equipment	1,593,444	26,022
Leasehold improvements	3,342,372	10,400
Subtotal	4,971,772	67,961
Less accumulated depreciation	(128,955)	(46,592)
Total	$4,842,817	$21,369

Depreciation expense related to property and equipment for the quarter ended March 31, 2014 was $82,363 and for the quarter ended March 31, 2013 was $3,070.

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

 Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2014	2013,
Accounts payable	$711,326	$1,178,212
Accrued officers’ salary	60,000	60,000
Accrued interest	62,241	204,898
Accrued payroll taxes	62,599	62,599
	$896,166	$1,505,709

8. NOTE PAYABLE

Notes payable is as follows:

	March 31,	December 31,
	2014	2013

Unsecured promissory demand note dated May 7, 2012, issued to an accredited investor, bearing interest at a rate of 4% per annum. Holder may elect to convert into common stock at $0.75 per share.	5,000	5,000

Promissory note dated July 26, 2013, issued to an accredited investor, maturing July 15, 2014, bearing interest at a rate of 12% per annum. Principal and interest may be converted into common stock based on the average trading price of the ten days prior to maturity at the holders’ option.	150,000	150,000

Unsecured promissory demand notes, issued to an accredited investor, bearing interest at a rate of 4% per annum. Holder may elect to convert into common stock at $0.75 per share.	109,306	109,306

Unsecured promissory demand note, issued to an accredited investor, bearing interest at a rate of 15% per annum.	3,474	3,474

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE PAYABLE, Continued

Senior secured promissory notes dated July 26, 2013, issued to accredited investors, maturing April 26, 2013, bearing interest at a rate of 6% per annum. Principal and interest was be converted into common stock based on the average trading price of the ten days prior to maturity at the holders’ option during the quarter ended March 31, 2014.	-	250,000

Senior secured promissory notes dated October 10, 2013, issued to accredited investors, maturing April 5, 2014, bearing interest at a rate of 6% per annum. Principal and interest was be converted into common stock based on the average trading price of the ten days prior to maturity at the holders’ option during the quarter ended March 31, 2014.	-	54,900

Senior secured promissory note dated October 10, 2013, issued to an accredited investor, maturing May 22, 2014, bearing interest at a rate of 6% per annum. Principal and interest may be converted into common stock based on the average trading price of the ten days prior to maturity at the holders’ option. $25,000 was converted during the quarter ended March 31, 2014.	25,000	50,000

Senior secured promissory notes dated November 22, 2013, issued to accredited investors, maturing May 15, 2014, bearing interest at a rate of 6% per annum. Principal and interest may be converted into common stock based on the average trading price of the ten days prior to maturity at the holders’ option. $175,000 was converted during the quarter ended March 31, 2014. $100,000 principal plus accrued interest was paid during the quarter ended March 31, 2014.	-	275,000

Senior secured promissory notes dated December 5, 2013, issued to accredited investors, maturing July 1, 2014, bearing interest at a rate of 12% per annum.	300,000	300,000

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE PAYABLE, Continued

Demand promissory notes dated January 7, 2014, issued to an accredited investor, maturing August 7, 2014, bearing interest at a rate of 12% per annum.	100,000	-

5% Original issue discount senior secured convertible promissory note dated February 5, 2014, issued to accredited investors, bearing interest at a rate of 12% per annum. The fixed conversion price in effect shall be 90% of the 20 day VWAP of Company Common Stock prior to February 5th, 2014.	842,105	-

5% Original issue discount senior secured convertible promissory note dated March 5, 2014, issued to accredited investors, bearing interest at a rate of 12% per annum. The fixed conversion price in effect shall be 90% of the 20 day VWAP of Company Common Stock prior to February 5th, 2014.	842,105	-
	$2,376,990	$1,197,680

The senior secured promissory notes are secured by shares of common stock. There is accrued interest of $62,241 as of March 31, 2014.

9. LOANS FROM RELATED PARTY

Notes payable to related party is as follows:

	March 31,	December 31,
	2014	2013
Unsecured promissory note dated December 2, 2011 and due December 2, 2012, issued to an entity controlled by Michael James an officer of the Company, bearing interest at a rate of 15% per annum. The maturity date has been extended until March 31, 2014. Interest shall be paid in cash or common stock at the holders’ option. Principal in the amount of $30,000 was paid during the quarter ended March 31, 2014.	$-	$30,000

Unsecured promissory note dated December 2, 2011 and due December 2, 2012, issued to Michael Nahass a director of the Company, bearing interest at a rate of 15% per annum. The maturity date has been extended until March 31, 2014. Interest shall be paid in cash or common stock at the holders’ option. During the year ended December 31, 2013, $17,502 has been advanced to the Company. Principal in the amount of $72,500 was paid during the quarter ended March 31, 2014.	-	72,500
	$-	$102,500

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. CAPITAL STOCK

Preferred Stock

The Company has authorized 25 million shares of preferred stock with $0.001 par value, of which there were 100 shares of Series A Convertible Preferred Stock outstanding as of March 31, 2014. Series A Convertible Preferred Stock is convertible on a one-for-one basis into common stock and has all of the voting rights that the holders of our common stock has.

On February 26, 2012, pursuant the Agreement and Plan of Merger, the Company issued an aggregate of 100 shares of Series A Preferred Stock to Derek Peterson and Amy Almsteier, both of whom are officers and directors of the Company.

There were 14,750,000 shares of Series B Convertible Preferred Stock outstanding as of March 31, 2014. The Series B Convertible Preferred shares will vote with the common stock of the Company, be equal to 100 votes of common stock and be convertible into shares of common stock of the Company and a 1-for-5.384325537.

On February 26, 2012, pursuant the Agreement and Plan of Merger, the Company issued an aggregate of 14,750,000 shares of Series B Preferred Stock to Derek Peterson and Amy Almsteier, both of whom are officers and directors of the Company. On April 23, 2013, we entered into a Share Exchange Agreement, dated March 23, 2013 (the “Share Exchange Agreement”), by and among the Company, Edible Garden Corp., a Nevada corporation (“Edible Garden”), and the holders of common stock of Edible Garden. Amy Almsteier, our majority shareholder, and officer and director, offered and sold 7,650,000 of her 12,500,000 shares of Series B Preferred Stock to Ken VandeVrede, Mike VandeVrede, Steve VandeVrede and Dan VandeVrede, Beverly Willekes, and David VandeVrede (collectively, the “Edible Garden Shareholders”), each of whom acquired the Series B Preferred Stock on a pro-rata basis, based on their respective parentage equity interest in Edible Garden immediately prior to the consummation of the Share Exchange Agreement.

Common Stock

The Company has authorized 350 million shares of common stock with $0.001 par value, of which there were issued and outstanding 165,105,886 as of March 31, 2014.

11. WARRANTS

The Company has the following shares of common stock reserved for the warrants outstanding as of March 31, 2014:

	March 31, 2014
		Weighted
		Average
		Exercise
	Shares	Price
Warrants outstanding – beginning of year	19,550,817	$0.17
Warrants exercised	(2,838,777)	0.06
Warrants granted	2,807,018	0.30
Warrants expired	-	-

Warrants outstanding – end of period	19,519,058	$0.21

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WARRANTS, Continued

The weighted exercise price and weighted fair value of the warrants granted by the Company as of March 31, 2014, are as follows:

March 31, 2014
Weighted
	Average	Weighted
	Exercise	Average
	Price	Fair Value

Weighted average of warrants granted during the three months whose exercise price exceeded fair market value at the date of grant	$0.30	$0.45

Weighted average of warrants granted during the nine months whose exercise price was equal or lower than fair market value at the date of grant	$-	$-

The following table summarizes information about fixed-price warrants outstanding:

	Number	Average
Range of	Outstanding at	Remaining	Weighted
Exercise	March 31,	Contractual	Average
Prices	2014	Life	Exercise Price
$0.33	5,540,400	6 Months	$0.33
$0.46	600,000	17 Months	$0.46
$0.46	150,000	22 Months	$0.46
$0.85	40,000	13 Months	$0.85
$0.40	333,333	17 Months	$0.40
$0.33	439,637	45 Months	$0.33
$0.16	875,000	48 Months	$0.16
$0.06	8,733,670	54 Months	$0.06
$0.30	1,403,509	46 Months	$0.30
$0.30	1,403,509	47 Months	$0.30
	19,519,058

For the warrants issued in February 2014, the Company valued the warrants utilizing the black schools method with the following inputs: stock price of $0.57, exercise price of $0.330, volatility of 122.84%, years 4, treasury bond rate 2.5% and dividend rate of 0%.

For the warrants issued in March 2014, the Company valued the warrants utilizing the black schools method with the following inputs: stock price of $0.50, exercise price of $0.30, volatility of 122.61%, years 4, treasury bond rate 2.5% and dividend rate of 0%.

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WARRANTS, Continued

The warrant expense of $1,249,123 was based on the Black Scholes calculation which was expensed during the quarter ended March 31, 2014.

12. OPERATING LEASE COMMITMENTS

The Company leases certain office and industrial warehouse space in Lake Forest, California. The monthly rent is $3,025 for the first year and will increase to $3,300 for the second year.

The Company has an annual lease for a steel building and five acres of greenhouse space in Belvidere, New Jersey. The monthly rent is $13,000 for an annual amount of $156,000.

Net rent expense for the Company for the quarter ended March 31, 2014 was $20,057.

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

As of March 31, 2014, there was no accrual recorded for any potential losses related to pending litigation.

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

Results of Operations for the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013:

Total revenues generated from the sales of the Company’s products for the quarter ended March 31, 2014 totaled $560,319, an increase of $494,198 from the quarter ended March 31, 2013 which totaled $66,121. The primary reason was due the revenue generated from Edible Gardens.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the quarter ended March 31, 2014 amounted to $2,090 for a .37% gross margin. Gross profits increased $3,974 or 211% for the quarter ended March 31, 2014 compared to a negative margin of $1,884 for the quarter ended March 31, 2013. The increase in the gross margin was due to better margins from Edible Gardens.

Selling, general and administrative expenses for the quarter ended March 31, 2014 were $2,203,805, an increase of $1,458,272 from the quarter ended March 31, 2013 which totaled $745,533. The major increases were from administrative fees incurred in the amount of $41,278 for the ramp up of the costs associated with the farm for Edible Gardens. An increase in depreciation of $89,914 for the farm equipment put into use. An increase in director fees in the amount of $185,000 versus none in the prior year. Legal and accounting increase by $160,290 in association with additional filing made for the registration of the common stock. Warrant expense increased over the prior year by $1,063,493.

The Company had a loss on issuance of derivative in the amount of $1,214,000, and increase of $496,000 versus $718,000 in the prior year, due to more convertible notes issued in 2014. The Company had a loss on the fair market valuation of derivatives in the amount of $1,284,825 versus zero from the prior year. Interest expense totaled $215,950 for the quarter ended March 31, 2014 versus $82,953 in the quarter ended March 31, 2013. The increase is due to more debt outstanding in the quarter ended March 31, 2014.

The net result for the quarter ended March 31, 2014 was a loss of $4,916,490 or $0.03 per share compared to a loss of $1,548,370 or $0.02 for the quarter ended March 31, 2013.

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

The Company incurred net losses for the three months ended March 31, 2014 and has accumulated a deficit of $19,753,807 at March 31, 2014. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has never reported Net Income.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

The Company’s business operations generally have been financed by debt investments through promissory notes with accredited investors and equity investments in the common stock of the Company by accredited investors. During the three months of 2014, the Company obtained new debt from the issuance of secured promissory notes that supplied the funds that were needed to finance operations during the reporting period. Such new borrowings resulted in the receipt by the Company of $2,011,710. The Company also issued 6,600,000 shares of common stock for $4,014,919. The Company also received $173,420 from the exercise of warrants. While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve. As a result, the Company’s financial position at the end of the reporting period showed a working capital deficit of $2,709,894. During the first three months of 2013 the Company obtained new financing sufficient to fund ongoing working capital requirements. We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2014.

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

ITEM 1A. RISK FACTORS.

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
________
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

TERRA TECH CORP.
(Name of Registrant)

Date: May 15, 2014	By:	/s/ Derek Peterson
	Name:	Derek Peterson
	Title:	President and Chief Executive Officer (principal executive officer)

Date: May 15, 2014	By:	/s/ Michael James
	Name:	Michael James
	Title:	Chief Financial Officer (principal accounting and principal financial officer)

EXHIBIT INDEX

Number	Description

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
________
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