Form 10-Q/A
period 2014-03-31
Terra Tech Corp.
filed 2014-08-13
CIK 1451512

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

EXPLANATORY NOTE

Terra Tech Corp. (the “Company”), hereby amends its Quarterly Report on Form 10-Q, as amended, for the quarter ended March 31, 2014, to change on its Consolidated Balance Sheets (i) net account receivables for the year ended December 31, 2013 from $445,448 to $41,903, (ii) note receivable from $0 to $173,754, (iii) total current assets for the year ended December 31, 2013 from $473,248 to $243,457, (iv) total assets for the year ended December 31, 2013 from $4,270,376 to $4,040,585, (v) accounts payable and accrued expenses from $1,505,709 to $1,275,918, (vi) total current liabilities from $4,186,889 to $3,957,098 and (vii) total liabilities and stockholders’ equity from $4,270,376 to $4,040,585. Such changes are also reflected in the Company’s Consolidated Statement of Cash Flows for the three months ended March 31, 2014, changing (i) accounts receivable from source of $33,867 to use of $369,678, (ii) notes receivable of no change to source of $173,754 and (iii) accounts payable from use of $458,001 to use of $228,210. This Amendment No. 1 to Form 10-Q does not reflect events occurring after the filing of the original Form 10-Q on May 15, 2014, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth herein.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

TERRA TECH CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	Unaudited
Assets
Current Assets:
Cash	$2,969,824	$26,943
Accounts receivable, net	411,581	41,903
Prepaid expenses	857	857
Note receivable	-	173,754
Total Current Assets	3,382,262	243,457

Property, equipment and leasehold improvements, net	4,842,817	21,369
Intangible assets, net	184,252	194,872
Deposits	4,550	3,580,887
Total Assets	$8,413,881	$4,040,585

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$896,166	$1,275,918
Note payable	2,376,990	1,197,680
Loans from Related Party	-	102,500
Derivative liability	2,819,000	1,381,000
Total Current Liabilities	6,092,156	3,957,098

Commitment and Contingencies	-	-

Stockholders' Equity
Preferred stock, Convertible Series A, Par value $0.001;
authorized and issued 100 shares as of March 31, 2014
and December 31, 2013 respectively	-	-
Preferred stock, Convertible Series B, Par value $0.001;
authorized 24,999,900 shares; issued and outstanding
14,750,000 shares as of March 31, 2014 and
December 31, 2013, respectively	14,750	14,750
Common stock, Par value $0.001; authorized 350,000,000
shares; issued 165,105,886 and 146,806,928 shares as
of March 31, 2014 and December 31, 2013, respectively	165,106	146,808
Additional paid-in capital	21,895,676	14,759,246
Accumulated Deficit	(19,753,807)	(14,837,317)
Total Stockholders' Equity	2,321,725	83,487

Total Liabilities and Stockholders' Equity	$8,413,881	$4,040,585

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

TERRA TECH CORP.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	3 Months	3 Months
	Ended	Ended
	March 31,	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,916,490)	$(1,548,370)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss on fair market valuation of derivatives	1,284,825	-
Depreciation and amortization	92,982	3,070
Warrants issued with common stock	1,249,123	185,630
Stock issued for interest expense	-	55,777
Stock issued for services	-	309,048
Equity instruments issued with debt greater than
debt carrying amount	1,214,000	718,000
Change in accounts receivable reserve	-	(5,000)
Changes in operating assets and liabilities:
Accounts receivable	(369,678)	31,695
Inventory	-	(2,709)
Note receivable	173,754	-
Deposits	4,550	(508,000)
Accounts payable	(228,210)	(50,431)
Net cash used in operations	(1,495,144)	(811,290)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,332,024)	-
Net cash used in investing activities	(1,332,024)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	1,984,210	928,474
Proceeds from issuance of notes payable to
related parties	27,500	17,502
Payments on notes payable	(300,000)	-
Payments on notes payable to related parties	(130,000)	(5,000)
Proceeds from issuance of common stock and
warrants and common stock subscribed	4,014,919	290,160
Proceeds from issuance of common stock
from the exercise of warrants	173,420	-
Net cash provided by financing activities	5,770,049	1,231,136

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,942,881	419,846
CASH AND CASH EQUIVALENTS, beginning of period	26,943	16,312
CASH AND CASH EQUIVALENTS, end of period	$2,969,824	$436,158

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

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

 Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2014	2013,
Accounts payable	$711,326	$948,421
Accrued officers’ salary	60,000	60,000
Accrued interest	62,241	204,898
Accrued payroll taxes	62,599	62,599
	$896,166	$1,275,918

8. NOTE PAYABLE

Notes payable is as follows:

	March 31,	December 31,
	2014	2013

Unsecured promissory demand note dated May 7, 2012, issued to an accredited investor, bearing interest at a rate of 4% per annum. Holder may elect to convert into common stock at $0.75 per share.	5,000	5,000

Promissory note dated July 26, 2013, issued to an accredited investor, maturing July 15, 2014, bearing interest at a rate of 12% per annum. Principal and interest may be converted into common stock based on the average trading price of the ten days prior to maturity at the holders’ option.	150,000	150,000

Unsecured promissory demand notes, issued to an accredited investor, bearing interest at a rate of 4% per annum. Holder may elect to convert into common stock at $0.75 per share.	109,306	109,306

Unsecured promissory demand note, issued to an accredited investor, bearing interest at a rate of 15% per annum.	3,474	3,474

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE PAYABLE, Continued

Senior secured promissory notes dated July 26, 2013, issued to accredited investors, maturing April 26, 2013, bearing interest at a rate of 6% per annum. Principal and interest was be converted into common stock based on the average trading price of the ten days prior to maturity at the holders’ option during the quarter ended March 31, 2014.	-	250,000

Senior secured promissory notes dated October 10, 2013, issued to accredited investors, maturing April 5, 2014, bearing interest at a rate of 6% per annum. Principal and interest was be converted into common stock based on the average trading price of the ten days prior to maturity at the holders’ option during the quarter ended March 31, 2014.	-	54,900

Senior secured promissory note dated October 10, 2013, issued to an accredited investor, maturing May 22, 2014, bearing interest at a rate of 6% per annum. Principal and interest may be converted into common stock based on the average trading price of the ten days prior to maturity at the holders’ option. $25,000 was converted during the quarter ended March 31, 2014.	25,000	50,000

Senior secured promissory notes dated November 22, 2013, issued to accredited investors, maturing May 15, 2014, bearing interest at a rate of 6% per annum. Principal and interest may be converted into common stock based on the average trading price of the ten days prior to maturity at the holders’ option. $175,000 was converted during the quarter ended March 31, 2014. $100,000 principal plus accrued interest was paid during the quarter ended March 31, 2014.	-	275,000

Senior secured promissory notes dated December 5, 2013, issued to accredited investors, maturing July 1, 2014, bearing interest at a rate of 12% per annum.	300,000	300,000

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE PAYABLE, Continued

Demand promissory notes dated January 7, 2014, issued to an accredited investor, maturing August 7, 2014, bearing interest at a rate of 12% per annum.	100,000	-

5% Original issue discount senior secured convertible promissory note dated February 5, 2014, issued to accredited investors, bearing interest at a rate of 12% per annum. The fixed conversion price in effect shall be 90% of the 20 day VWAP of Company Common Stock prior to February 5th, 2014.	842,105	-

5% Original issue discount senior secured convertible promissory note dated March 5, 2014, issued to accredited investors, bearing interest at a rate of 12% per annum. The fixed conversion price in effect shall be 90% of the 20 day VWAP of Company Common Stock prior to February 5th, 2014.	842,105	-
	$2,376,990	$1,197,680

The senior secured promissory notes are secured by shares of common stock. There is accrued interest of $62,241 as of March 31, 2014.

9. LOANS FROM RELATED PARTY

Notes payable to related party is as follows:

	March 31,	December 31,
	2014	2013
Unsecured promissory note dated December 2, 2011 and due December 2, 2012, issued to an entity controlled by Michael James an officer of the Company, bearing interest at a rate of 15% per annum. The maturity date has been extended until March 31, 2014. Interest shall be paid in cash or common stock at the holders’ option. Principal in the amount of $30,000 was paid during the quarter ended March 31, 2014.	$-	$30,000

Unsecured promissory note dated December 2, 2011 and due December 2, 2012, issued to Michael Nahass a director of the Company, bearing interest at a rate of 15% per annum. The maturity date has been extended until March 31, 2014. Interest shall be paid in cash or common stock at the holders’ option. During the year ended December 31, 2013, $17,502 has been advanced to the Company. Principal in the amount of $72,500 was paid during the quarter ended March 31, 2014.	-	72,500
	$-	$102,500

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

TERRA TECH CORP.
(Name of Registrant)

Date: August 12, 2014	By:	/s/ Derek Peterson
	Name:	Derek Peterson
	Title:	President and Chief Executive Officer (principal executive officer)

Date: August 12, 2014	By:	/s/ Michael James
	Name:	Michael James
	Title:	Chief Financial Officer (principal accounting and principal financial officer)

EXHIBIT INDEX

Number	Description

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