Form 10-Q
period 2014-06-30
Terra Tech Corp.
filed 2014-08-13
CIK 1451512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 000-54258

TERRA TECH CORP.
(Exact name of registrant as specified in its charter)

Nevada	26-3062661
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4700 Von Karman, Suite 110
Newport Beach, California 92660
(Address of principal executive offices, zip code)

(855) 447-6967
(Registrant’s telephone number, including area code)

18101 Von Karman, Third Floor
Irvine, California 92612
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

As of August 5, 2014, there were 291,744,319 shares of common stock issued and outstanding, which assumes the conversion of 100 shares of Series A Preferred Stock, convertible at any time into 100 shares of common stock, and 14,750,000 shares of Series B Preferred Stock, convertible at any time into 79,418,802 shares of common stock, and warrants convertible at any time into 17,320,340 shares of common stock.

TERRA TECH CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	Unaudited
Assets
Current Assets:
Cash	$2,674,101	$26,943
Accounts receivable, net	156,249	41,903
Prepaid expenses	916,295	857
Note receivable	-	173,754
Total Current Assets	3,746,645	243,457

Property, equipment and leasehold improvements, net	4,797,076	21,369
Intangible assets, net	182,652	194,872
Deposits	147,783	3,580,887
Total Assets	$8,874,156	$4,040,585

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$652,532	$1,275,918
Note payable	3,788,833	1,197,680
Loans from Related Party	-	102,500
Derivative liability	2,708,000	1,381,000
Total Current Liabilities	7,149,365	3,957,098

Commitment and Contingencies
Stockholders' Equity
Preferred stock, Convertible Series A, Par value $0.001;
authorized and issued 100 shares as of June 30, 2014
and December 31, 2013 respectively	-	-

Preferred stock, Convertible Series B, Par value $0.001;
authorized 24,999,900 shares; issued and outstanding
14,750,000 shares as of June 30, 2014 and
December 31, 2013, respectively	14,750	14,750

Common stock, Par value $0.001; authorized 350,000,000
shares; issued 171,941,673 and 146,806,928 shares as
of June 30, 2014 and Decemebr 31, 2013, respectively	171,942	146,808
Additional paid-in capital	25,846,983	14,759,246
Accumulated Deficit	(24,308,884)	(14,837,317)
Total Stockholders' Equity	1,724,791	83,487

Total Liabilities and Stockholders' Equity	$8,874,156	$4,040,585

The accompanying notes are an integral part of the condensed consolidated financial statements.

TERRA TECH CORP.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Total Revenues	$3,711,801	$665,365	$4,272,120	$731,486
Cost of Goods Sold	3,811,438	659,570	4,369,667	727,575
	(99,637)	5,795	(97,547)	3,911
Selling, general and administrative expenses	3,892,077	881,642	6,095,882	1,627,175
Loss from operations	(3,991,714)	(875,847)	(6,193,429)	(1,623,264)

Other Income (Expenses)
Loss from derivatives issued with debt greater
than debt carrying value	(1,346,000)	(643,000)	(2,560,000)	(1,361,000)
Gain (Loss) on fair market valuation of derivatives	1,017,000	656,000	(267,825)	656,000
Interest Expense	(234,363)	(212,279)	(450,313)	(295,232)
Total Other Income (Expense)	(563,363)	(199,279)	(3,278,138)	(1,000,232)
Loss before Provision of Income Taxes	(4,555,077)	(1,075,126)	(9,471,567)	(2,623,496)
Provision for income taxes	-	1,650	-	1,650
Net Loss applicable to common shareholders	$(4,555,077)	$(1,076,776)	$(9,471,567)	$(2,625,146)

Net Loss per Common Share Basic and Diluted	$(0.03)	$(0.01)	$(0.06)	$(0.03)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	168,573,863	88,002,641	162,393,643	85,699,333

The accompanying notes are an integral part of the condensed consolidated financial statements.

TERRA TECH CORP.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	6 Months	6 Months
	Ended	Ended
	June 30,	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(9,471,567)	$(2,625,146)
Adjustments to reconcile net loss to net cash
used in operating activities:
(Gain) loss on fair market valuation of derivatives	267,825	(656,000)
Depreciation and amortization	202,854	13,929
Warrants issued with common stock	2,979,953	383,005
Stock issued for interest expense	203,624	55,777
Stock issued for services	397,500	671,924
Equity instruments issued with debt greater than
debt carrying amount	2,560,000	1,361,000
Change in accounts receivable reserve	(1,391)	(5,000)
Changes in operating assets and liabilities:
Accounts receivable	(112,955)	(611,519)
Prepaid expenses	(120,438)	-
Inventory	-	7,248
Prepaid inventory	-	51,988
Note receivable	173,754	-
Deposits	(47,783)	(1,672,688)
Accounts payable	(592,756)	1,592,314
Net cash used in operations	(3,561,380)	(1,433,168)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,473,954)	-
Purchase of intangile assets - domain names	(11,500)	-
Cash assumed in merger	-	100
Net cash used in investing activities	(1,485,454)	100

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	3,721,053	1,378,474
Proceeds from issuance of notes payable to
related parties	27,500	17,502
Payments on notes payable	(300,000)	(100,000)
Payments on notes payable to related parties	(130,000)	(20,000)
Proceeds from issuance of common stock and
warrants and common stock subscribed	4,014,919	310,160
Proceeds from issuance of common stock
from the exercise of warrants	293,420	-
Short swing profit payment	67,100	-
Net cash provided by financing activities	7,693,992	1,586,136

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,647,158	153,068
CASH AND CASH EQUIVALENTS, beginning
of period	26,943	16,312
CASH AND CASH EQUIVALENTS, end of period	$2,674,101	$169,380
SUPPLEMENTAL DISCLOSURE FOR OPERATING
ACTIVITES
Cash paid for interest	$285,371	$6,750
SUPPLEMENTAL DISCLOSURE FOR FINANCING
ACTIVITES
Warrant expense	$2,979,953	$383,005

The accompanying notes are an integral part of the condensed consolidated financial statements

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

Accounts Receivable

The Company reviews all outstanding accounts receivable for collectability on a quarterly basis. An allowance for doubtful accounts is recorded for any amounts deemed uncollectable. The Company does not accrue interest receivable on past due accounts receivable. There was an allowance of $49,168 at June 30, 2014 and $52,000 at December 31, 2013.

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

Intangibles

Intangible assets with definite lives are amortized, but are tested for impairment quarterly and when an event occurs or circumstances change such that it is more likely than not that an impairment may exist. We test intangibles for impairment by first comparing the carrying value of net assets to the fair value of the related operations. If the fair value is determined to be less than carrying value, a second step is performed to compute the amount of the impairment. In this process, a fair value for intangibles is estimated, based in part on the fair value of the operations, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of intangible impairment. We test these intangibles for impairment by comparing their carrying value to current projections of discounted cash flows attributable to the customer list. Any excess carrying value over the amount of discounted cash flows represents the amount of the impairment.

Deposits

Deposits are for a store and land.in Nevada.

Revenue Recognition

Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments and estimated returns and upon transfer of title and risk to the customer which occurs at shipping (F.O.B. terms). Upon shipment, the Company has no further performance obligations and collection is reasonably assured as the majority of sales are paid for prior to shipping.

Cost of Goods Sold

Cost of goods sold are for the plants purchased and sold into the retail marketplace.

Research and Development

Research and development costs are expensed as incurred.

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company’s income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the six moths ended June 30, 2014.

Loss Per Common Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock and convertible debt are not considered in the diluted income (loss) per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the six months ended June 30, 2014 therefore the basic and diluted weighted average common shares outstanding were the same.

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

However, the Company has incurred net losses for the three months ended June 30, 2014 and has accumulated a deficit of approximately $24.3 million at June 30, 2014. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Intangible assets with estimated useful lives are amortized over a 5 year period. Amortization expense was $21,240 for the six months ended June 30, 2014.

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

6. PROPERTY, EQUIPMENT AND LEASEHLD IMPROVEMENTS

Property, equipment and leasehold improvements at cost, less accumulated depreciation, at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30,	December 31,
	2014	2013
Furniture	$43,282	$31,539
Equipment	1,137,283	26,022
Leasehold improvements	3,844,717	10,400
Subtotal	5,025,282	67,961
Less accumulated depreciation	(228,206)	(46,592)
Total	$4,797,076	$21,369

Depreciation expense related to property and equipment for the six months ended June 30, 2013 was $181,614 and for the six months ended June 30, 2013 was $6,141.

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2014	2013,
Accounts payable	$406,519	$948,421
Accrued officers’ salary	60,000	60,000
Accrued interest	123,414	204,898
Accrued payroll taxes	62,599	62,599
	$652,532	$1,275,918

8. NOTE PAYABLE

Notes payable is as follows:

	June 30,	December 31,
	2014	2013

Unsecured promissory demand note dated May 7, 2012, issued to an accredited investor, bearing interest at a rate of 4% per annum. Holder may elect to convert into common stock at $0.75 per share.	5,000	5,000

Promissory note dated July 26, 2013, issued to an accredited investor, maturing July 15, 2014, bearing interest at a rate of 12% per annum. Principal and interest may be converted into common stock based on the average trading price of the ten days prior to maturity at the holders’ option.	150,000	150,000

Unsecured promissory demand notes, issued to an accredited investor, bearing interest at a rate of 4% per annum. Holder may elect to convert into common stock at $0.75 per share.	109,306	109,306

Unsecured promissory demand note, issued to an accredited investor, bearing interest at a rate of 15% per annum.	3,474	3,474

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE PAYABLE, Continued

Senior secured promissory notes dated July 26, 2013, issued to accredited investors, maturing April 26, 2013, bearing interest at a rate of 6% per annum. Principal and interest was be converted into common stock based on the average trading price of the ten days prior to maturity at the holders’ option during the quarter ended March 31, 2014.	-	250,000

Senior secured promissory notes dated October 10, 2013, issued to accredited investors, maturing April 5, 2014, bearing interest at a rate of 6% per annum. Principal and interest was be converted into common stock based on the average trading price of the ten days prior to maturity at the holders’ option during the quarter ended March 31, 2014.	-	54,900

Senior secured promissory note dated October 10, 2013, issued to an accredited investor, maturing May 22, 2014, bearing interest at a rate of 6% per annum. Principal and interest may be converted into common stock based on the average trading price of the ten days prior to maturity at the holders’ option. $50,000 was converted during the six months ended June 30, 2014.	-	50,000

Senior secured promissory notes dated November 22, 2013, issued to accredited investors, maturing May 15, 2014, bearing interest at a rate of 6% per annum. Principal and interest may be converted into common stock based on the average trading price of the ten days prior to maturity at the holders’ option. $175,000 was converted during the quarter ended March 31, 2014. $100,000 principal plus accrued interest was paid during the quarter ended March 31, 2014.	-	275,000

Senior secured promissory notes dated December 5, 2013, issued to accredited investors, maturing July 1, 2014, bearing interest at a rate of 12% per annum. Principal and interest was converted into equity during the six months ended June 30, 2014.	-	300,000

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE PAYABLE, Continued

Demand promissory notes dated January 7, 2014, issued to an accredited investor, maturing August 7, 2014, bearing interest at a rate of 12% per annum.	100,000	-

5% Original issue discount senior secured convertible promissory note dated February 5, 2014, issued to accredited investors, bearing interest at a rate of 12% per annum. The fixed conversion price in effect shall be 90% of the 20 day VWAP of Company Common Stock prior to February 5th, 2014.	842,105	-

5% Original issue discount senior secured convertible promissory note dated March 5, 2014, issued to accredited investors, bearing interest at a rate of 12% per annum. The fixed conversion price in effect shall be 90% of the 20 day VWAP of Company Common Stock prior to March 5th, 2014.	842,105	-

5% Original issue discount senior secured convertible promissory note dated March 5, 2014, issued to accredited investors, bearing interest at a rate of 12% per annum. The fixed conversion price in effect shall be 90% of the 20 day VWAP of Company Common Stock prior to March 5th, 2014.	578,947	-

5% Original issue discount senior secured convertible promissory note dated March 5, 2014, issued to accredited investors, bearing interest at a rate of 12% per annum. The fixed conversion price in effect shall be 90% of the 20 day VWAP of Company Common Stock prior to March 5th, 2014.	547,948	-

5% Original issue discount senior secured convertible promissory note dated March 5, 2014, issued to accredited investors, bearing interest at a rate of 12% per annum. The fixed conversion price in effect shall be 90% of the 20 day VWAP of Company Common Stock prior to March 5th, 2014.	547,948	-
	$3,788,833	$1,197,680

The senior secured promissory notes are secured by shares of common stock. There is accrued interest of $123,414 as of June 30, 2014.

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

10. CAPITAL STOCK

Preferred Stock

The Company has authorized 25 million shares of preferred stock with $0.001 par value, of which there were 100 shares of Series A Convertible Preferred Stock outstanding as of June 30, 2014. Series A Convertible Preferred Stock is convertible on a one-for-one basis into common stock and has all of the voting rights that the holders of our common stock has.

On February 26, 2012, pursuant the Agreement and Plan of Merger, the Company issued an aggregate of 100 shares of Series A Preferred Stock to Derek Peterson and Amy Almsteier, both of whom are officers and directors of the Company.

There were 14,750,000 shares of Series B Convertible Preferred Stock outstanding as of June 30, 2014. The Series B Convertible Preferred shares will vote with the common stock of the Company, be equal to 100 votes of common stock and be convertible into shares of common stock of the Company and a 1-for-5.384325537.

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

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL STOCK, continued

Common Stock

The Company has authorized 350 million shares of common stock with $0.001 par value, of which there were issued and outstanding 171,941,673 as of June 30, 2014.

11. WARRANTS

The Company has the following shares of common stock reserved for the warrants outstanding as of June 30, 2014:

	June 30, 2014
		Weighted
		Average
		Exercise
	Shares	Price
Warrants outstanding – beginning of year	19,550,817	$0.17
Warrants exercised	(9,367,287)	0.19
Warrants granted	5,701,754	0.30
Warrants expired	-	-

Warrants outstanding – end of period	15,885,284	$0.21

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WARRANTS, Continued

The weighted exercise price and weighted fair value of the warrants granted by the Company as of June 30, 2014, are as follows:

June 30, 2014
Weighted
	Average	Weighted
	Exercise	Average
	Price	Fair Value

Weighted average of warrants granted during the three months whose exercise price exceeded fair market value at the date of grant	$0.30	$0.45

Weighted average of warrants granted during the nine months whose exercise price was equal or lower than fair market value at the date of grant	$-	$-

The following table summarizes information about fixed-price warrants outstanding:

	Number	Average
Range of	Outstanding at	Remaining	Weighted
Exercise Prices	June 30, 2014	Contractual Life	Average Exercise Price

$0.33	5,540,400	13 Months	$0.33
$0.46	600,000	13 Months	$0.46
$0.46	150,000	7 Months	$0.46
$0.85	40,000	10 Months	$0.85
$0.40	333,333	14 Months	$0.40
$0.33	439,637	17 Months	$0.33
$0.16	750,000	21 Months	$0.16
$0.06	7,067,002	51 Months	$0.06
$0.30	964,912	47 Months	$0.30
	15,885,284

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

TERRA TECH CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WARRANTS, Continued

For the warrants issued in April 2014, the Company valued the warrants utilizing the black schools method with the following inputs: stock price of $0.80, exercise price of $0.30, volatility of 125.88%, years 4, treasury bond rate 2.5% and dividend rate of 0%.

For the warrants issued in May 2014, the Company valued the warrants utilizing the black schools method with the following inputs: stock price of $0.59, exercise price of $0.30, volatility of 127.68%, years 4, treasury bond rate 2.5% and dividend rate of 0%.

For the warrants issued in June 2014, the Company valued the warrants utilizing the black schools method with the following inputs: stock price of $0.68, exercise price of $0.30, volatility of 130.55%, years 4, treasury bond rate 2.5% and dividend rate of 0%.

The warrant expense of $2,979,953 was based on the Black Scholes calculation which was expensed during the six months ended June 30, 2014.

12. OPERATING LEASE COMMITMENTS

The Company leases certain office and industrial warehouse space in Lake Forest, California. The monthly rent is $3,025 for the first year and will increase to $3,300 for the second year.

The Company has an annual lease for a steel building and five acres of greenhouse space in Belvidere, New Jersey. The monthly rent is $13,000 for an annual amount of $156,000.

Net rent expense for the Company for the six months ended June 30, 2014 was $100,400.

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

As of June 30, 2014, there was no accrual recorded for any potential losses related to pending litigation.

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

Overview

We were incorporated in Nevada on July 22, 2008, under the name Private Secretary, Inc. We changed our name to Terra Tech Corp. on January 27, 2012. Our corporate headquarters is located at 4700 Von Karman, Suite 110, Newport Beach, California 92660 and our telephone number is (855) 447-6967. Our website addresses are as follows: www.terratechcorp.com, www.growopltd.com, www.ediblegarden.com, www.egrow.com, www.goodearthhydro.com, and www.bestbuyhydro.com.

The Company’s original business was to develop a software program that would allow for automatic call processing through “VoIP” technology. Our operations were to limited capital formation, organization, and development of our business plan and target customer market. We generated no revenue.

On February 9, 2012, we completed a reverse-triangular merger with GrowOp Technology, whereby we acquired all of the issued and outstanding shares of GrowOp Technology and in exchange we issued: (i) 33,998,520 shares of our Common Stock, (ii) 100 shares of Series A Preferred Stock, convertible into shares of Common Stock on a one-for-one basis, and (iii) 14,750,000 shares of Series B Preferred Stock, with each share convertible into 5.38425537 shares of Common Stock. The issuance represented approximately 50.3% of our total shares of Common Stock outstanding, assuming the conversion of all the shares of Series A Preferred Stock and Series B Preferred Stock, immediately following the closing of the merger. As a result of the merger, GrowOp Technology became our wholly-owned subsidiary. Following the merger, we ceased our prior operations and are now solely a holding company with two wholly-owned subsidiaries. We also own interests in three other subsidiaries.

In March 2013 we entered into the Share Exchange Agreement with Edible Garden and its stockholders. Pursuant to the Share Exchange Agreement, we offered and sold 1,250,000 shares of Common Stock of the Company in consideration for all the issued and outstanding shares in Edible Garden. Separately, Ms. Almsteier, a stockholder, and an officer and director, offered and sold 7,650,000 shares of Series B Preferred Stock to the Former EG Principal Stockholders. The 7,650,000 shares of Series B Preferred Stock is convertible at any time into 36,344,198 shares of Common Stock and have voting power equal to 765,000,000 shares of Common Stock.

The effect of the issuance of the 1,250,000 shares of Common Stock of the Company and the sale of the 7,650,000 shares of Series B Preferred Stock by Ms. Almsteier is that the Former EG Principal Stockholders now hold approximately 25.7% of the issued and outstanding shares of Common Stock of the Company and approximately 43.3% of the voting power of the Company. Articles of Exchange, consummating the share exchange, were filed with the Secretary of the State of Nevada on April 24, 2013.

On March 19, 2014, July 18, 2014, and July 30, 2014, we formed MediFarm, MediFarm I and MediFarm II, respectively.

Terra Tech Corp. designs, develops and distributes fixtures and systems for use in urban controlled environment agriculture (“CEA”). CEA encompasses any agricultural technology that enables the grower to manipulate a crop’s environment to the grower’s desired conditions, by producing plants and their products inside structures such as greenhouses. Controlled variables inside such structures include temperature, humidity, pH, and nutrient analysis. By using CEA, urban farmers and greenhouse growers can produce high-value crops at maximum productivity in an efficient and environmentally friendly way.

GrowOp Technology

Our wholly-owned subsidiary, GrowOp Technology Ltd., a Nevada corporation (“GrowOp Technology”), integrates high-quality hydroponic equipment with proprietary technology to create sustainable solutions for the cultivation of indoor agriculture. We work closely with expert horticulturists, engineers, and scientists to develop and manufacture advanced proprietary products for the hydroponic industry. Our products are utilized by horticulture enthusiasts, local urban farmers, and greenhouse growers. We believe that the emerging trend of urban and indoor agriculture has fostered an entrepreneurial push by companies to bring their concept to market. Many of these companies lack both the intellectual resources and manufacturing capabilities to bring their ideas to fruition. We have the team and the resources to help bring indoor cultivation designs from concept to production. Our products can be found through specialty retailers throughout the United States.

Edible Garden

Our second wholly-owned subsidiary, Edible Garden Corp., a Nevada corporation (“Edible Garden”), is a retail seller of a line of locally grown hydroponic produce, which is distributed throughout the Northeast, Midwest and Florida. Edible Garden has rapidly expanded the availability of its premier brand of sustainably grown produce line from just over 100 retail stores to approximately 1,000 retailers throughout markets in the Northwest, Midwest and Florida. We believe that this rapid expansion has been due to consumers demanding fresher produce grown locally using environmentally sustainable methods.

MediFarm, MediFarm I, and MediFarm II

We formed MediFarm, LLC, a Nevada limited liability company (“MediFarm”), on March 19, 2014. We own 60% of the membership interests in MediFarm, with the remaining 40% owned by two otherwise unaffiliated individuals. We formed MediFarm I, LLC, a Nevada limited liability company (“MediFarm I”), on July 18, 2014. We own 50% of the membership interests in MediFarm I, with the remaining 50% owned by one otherwise unaffiliated individual. We formed MediFarm II, LLC, a Nevada limited liability company (“MediFarm II”), on July 30, 2014. We currently own 50% of the membership interests in Medifarm II, with the remaining 50% owned by two otherwise unaffiliated parties. If and when we obtain all necessary permits, MediFarm, MediFarm I and MediFarm II will cultivate and produce medical marijuana at our facilities in Nevada. The Clark County Board of Commissioners voted on June 17, 2014, to approve a special use permit for MediFarm’s vertically integrated and co-located medical marijuana cultivation and production establishments located at 6585 West Gary Avenue, Las Vegas, Nevada 89139. This is a local land use approval and the first step in the process for MediFarm to obtain a state medical marijuana registration certificate pursuant to Nevada Revised Statutes Chapter 453A to operate cultivation and production facilities in Clark County, Nevada. Between August 5 and 18, 2014, MediFarm will have to submit an application to the Nevada Division of Public and Behavioral Health (the “Division”) to operate these medical marijuana establishments in Clark County, Nevada. Using a merit-based ranking system, the Division will award provisional registration certificates to those applicants who score the highest based upon certain criteria and point values up to the designated number of registration certificates the Division plans to issue in that jurisdiction. If MediFarm receives a provisional certificate, it would then have to apply for a local business license from Clark County and obtain a building permit for any construction before beginning business operations. The Division anticipates issuing state registration certificates on or about November 3, 2014. MediFarm would have to complete construction of these facilities by December 15, 2015, or the special use permit expires. We have not yet taken any steps to obtain permits for MediFarm I or MediFarm II.

Results of Operations for the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013:

Total revenues generated from the sales of the Company’s products for the quarter ended June 30, 2014 totaled $3,711,801, an increase of $3,046,436 or 458% from the quarter ended June 30, 2013, which totaled $665,365. The primary reason was due the revenue generated from Edible Gardens.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the quarter ended June 30, 2014 amounted to a negative $99,637 for a negative .026% gross margin. Gross profits decreased $105,432 for the quarter ended June 30, 2014 compared to a positive margin of $5,795 for the quarter ended June 30, 2013. The decrease in the gross margin was due to the greenhouse coming online in the June 30, 2014 quarter for Edible Gardens.

Selling, general and administrative expenses for the quarter ended June 30, 2014 were $3,892,077, an increase of $3,010,435 from the quarter ended June 30, 2013, which totaled $881,642. The major increases were from fees incurred in the amount of $131,954 for the ramp up of the costs associated with the farm for Edible Gardens. An increase in depreciation of $99,012 for the farm equipment put into use. An increase in director fees in the amount of $91,000 and directors and officers insurance in the amount of $22,089. Consulting expense increased in the amount of $583,820 for the distribution of the Edible Gardens products. The Company has filed for licenses within Nevada to distribute and grow medical cannabis. The costs associated with consultants, lobbyists and travel totaled $213,922. Legal and accounting increase by $140,946 in association with additional filing made for the registration of the common stock. Warrant expense increased over the prior year by $1,533,455 due to an increase of warrants issued with the capital raised.

The Company had a loss on issuance of derivative in the amount of $1,346,000, and increase of $703,000 versus $643,000 in the prior year, due to more convertible notes issued in 2014. The Company had a gain on the fair market valuation of derivatives in the amount of $1,017,000 versus $656,000 from the prior year. Interest expense totaled $234,363 for the quarter ended June 30, 2014 versus $212,279 in the quarter ended June 30, 2013. The increase is due to more debt outstanding in the quarter ended June 30, 2014.

The net result for the quarter ended June 30, 2014 was a loss of $4,555,077 or $0.03 per share compared to a loss of $1,076,776 or $0.01 for the quarter ended June 30, 2013.

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

Results of Operations for the six months ended June 30, 2014 compared to the six months ended June 30, 2013:

Total revenues generated from the sales of the Company’s products for the six months ended June 30, 2014 totaled $4,272,120, an increase of $3,540,634 or 484% from the prior six months ended June 30, 2013 which totaled $731,486. The primary reason was due the revenue generated from Edible Gardens.

At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross profits for the six months ended June 30, 2014 amounted to a negative $97,547 for a negative .022% gross margin. Gross profits decreased $101,458 for the six months ended June 30, 2014 compared to a positive margin of $3,911 for the six months ended June 30, 2013. The decrease in the gross margin was due to the greenhouse coming online in the June 30, 2014 quarter for Edible Gardens.

Selling, general and administrative expenses for the six months ended June 30, 2014 were $6,095,882, an increase of $4,468,707 from the six months ended June 30, 2013 which totaled $1,627,175. The major increases were from fees incurred in the amount of $231,469 for the ramp up of the costs associated with the farm for Edible Gardens. An increase in depreciation of $188,926 for the farm equipment put into use. An increase in director fees in the amount of $276,000 and directors and officers insurance in the amount of $22,089. Consulting expense increased in the amount of $335,350 for the distribution of the Edible Gardens products. The Company has filed for licenses within Nevada to distribute and grow medical cannabis. The costs associated with consultants, lobbyists and travel totaled $294,855. Legal and accounting increase by $301,235 in association with additional filing made for the registration of the common stock and the application for the licenses in Nevada. Warrant expense increased over the prior year by $2,596,948 due to an increase of warrants issued with the capital raised.

The Company had a loss on issuance of derivative in the amount of $2,560,000, an increase of $1,199,000 versus $1,361,000 in the prior six months, due to more convertible notes issued in 2014. The Company had a loss on the fair market valuation of derivatives in the amount of $267,825 versus a gain of $656,000 from the prior six months. Interest expense totaled $450,313 for the six months ended June 30, 2014 versus $295,232 in the six months ended June 30, 2013. The increase is due to more debt outstanding in the six months ended June 30, 2014.

The net result for the six months ended June 30, 2014 was a loss of $9,471,567 or $0.06 per share compared to a loss of $2,625,146 or $0.03 for the six months ended June 30, 2013.

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

The Company incurred net losses for the three months ended June 30, 2014 and has accumulated a deficit of $24,308,884 at June 30, 2014. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has never reported Net Income.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

The Company’s business operations generally have been financed by debt investments through promissory notes with accredited investors and equity investments in the common stock of the Company by accredited investors. During the six months of 2014, the Company obtained new debt from the issuance of secured promissory notes that supplied the funds that were needed to finance operations during the reporting period. Such new borrowings resulted in the receipt by the Company of $3,748,553. The Company also issued 6,600,000 shares of common stock for $4,014,919. The Company also received $293,420 from the exercise of warrants. While these funds sufficed to compensate for the negative cash flow from operations they were not sufficient to build up a liquidity reserve. As a result, the Company’s financial position at the end of the reporting period showed a working capital deficit of $3,402,720. During the first six months of 2013 the Company obtained new financing sufficient to fund ongoing working capital requirements. We need to continue to raise funds to cover working capital requirements until we are able to raise revenues to a point of positive cash flow.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2014.

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

On March 29, 2011, Dhar Mann and WeGrow Garden Supply LLC filed an Individual and Corporate Complaint in the Superior Court of the State of California, Alameda County, File No. RG11568327 (the “Dhar Mann Complaint”), against GrowOp Technology alleging, among other things, that Mr. Mann is a 37.5% owner of GrowOp Technology and claiming damages of approximately $2,200,000 in connection with a purported agreement to sell Mr. Mann shares of common stock of GrowOp Technology equal to 37.5% ownership in GrowOp Technology. The Dhar Mann Complaint is also seeking an order from the court prohibiting GrowOp Technology from selling any additional securities or becoming a public company. GrowOp Technology denies, among other things in the Dhar Mann Complaint, the existence of a purported agreement to sell Mr. Mann shares of common stock of GrowOp Technology amounting to 37.5% ownership in GrowOp Technology or the damages owed. The trial has been set for December 2014. To date, the parties have not exchanged discovery.

We do not believe Mr. Mann will be successful and intend to defend this lawsuit vigorously. However, if Mr. Mann is successful, any damages we may have to pay that are awarded to Mr. Mann will have a material adverse effect on our business, financial condition, operating results.

ITEM 1A. RISK FACTORS.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

ITEM 6 a) Exhibits

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

TERRA TECH CORP.

Date: August 12, 2014	By:	/s/ Michael James
Michael James
Chief Financial Officer Chief Accounting Officer