Form 10-K/A
period 2013-12-31
Terra Tech Corp.
filed 2014-09-09
CIK 1451512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 3
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

EXPLANATORY NOTE

Terra Tech Corp. (the “Company”) hereby amends its Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2013, solely to include signatures of the directors of the Company. There are no other changes to the original Form 10-K filed on May 21, 2014, to Amendment No. 1 to Form 10-K filed on April 16, 2014, or to Amendment No. 2 to Form 10-K filed on May 21, 2014, other than that those disclosed in this Amendment No. 3 to Form 10-K. This Amendment No. 3 to Form 10-K does not reflect events occurring after the filing of the original Form 10-K on May 21, 2014, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth herein

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA TECH CORP.
(Name of Registrant)

Date: September 9, 2014	By:	/s/ Derek Peterson
	Name:	Derek Peterson
	Title:	President, and Chief Executive Officer (principal executive officer)

Date: September 9, 2014	By:	/s/ Michael James
	Name:	Michael James
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on September 9, 2014.

Dated: September 9, 2014	By:	/s/ Derek Peterson
Derek Peterson
President and Chief Executive Officer, and Director
(principal executive officer)

Dated: September 9, 2014	By:	/s/ Amy Almsteier
Amy Almsteier
Secretary, Treasurer, and Director

Dated: September 9, 2014	By:	/s/ Michael A. Nahass
Michael A. Nahass
Director

Dated: September 9, 2014	By:	/s/ Steven J. Ross
Steven J. Ross
Director

Dated: September 9, 2014	By:	/s/ Ken VandeVrede
Ken VandeVrede
Director

Dated: September 9, 2014	By:	/s/ Steve VandeVrede
Steve VandeVrede
Director

Dated: September 9, 2014	By:	/s/ Mike VandeVrede
Mike VandeVrede
Director

Dated: September 9, 2014	By:	/s/ Michael James
Michael James
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