Form 10-Q
period 2014-09-30
Terra Tech Corp.
filed 2014-11-14
CIK 1451512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.(check one):

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

As of October 28, 2014, there were 284,470,662 shares of common stock issued and outstanding, consisting of: (i)  189,648,936 shares of common stock; (ii) 100 shares of common stock issuable upon the conversion of all our currently outstanding shares of Series A Preferred Stock; (iii) 79,418,799 shares of common stock issuable upon the conversion of all of our currently outstanding shares of Series B Preferred Stock; and (iv) 15,402,827 shares of common stock issuable upon the exercise of all of our outstanding warrants.

TERRA TECH CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2014

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Terra Tech Corp., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) product demand, market and customer acceptance of Terra Tech’s produce, equipment and other goods, (ii) ability to obtain financing to expand its operations, (iii) ability to attract qualified sales representatives, (iv) competition, pricing and development difficulties, (v) ability to integrate its three newly-formed MediFarm subsidiaries into its operations, and (vi) general industry and market conditions and growth rates and general economic conditions., the exercise of the majority control the Company’s affiliates collectively hold of the Company’s voting securities, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

3

TERRA TECH CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	Unaudited
Assets
Current Assets:
Cash	$3,476,579	$26,943
Accounts receivable, net	192,832	41,903
Prepaid expenses	503,061	857
Inventory	91,271	-
Note receivable	-	173,754
Total Current Assets	4,263,743	243,457

Property, equipment and leasehold improvements, net	5,215,360	21,369
Intangible assets, net	172,032	194,872
Deposits	252,547	3,580,887
Total Assets	$9,903,682	$4,040,585

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$495,810	$1,275,918
Note payable	6,550,205	1,197,680
Loans from Related Party	-	102,500
Derivative liability	3,210,270	1,381,000
Total Current Liabilities	10,256,285	3,957,098

Commitment and Contingencies
Stockholders' Equity
Preferred stock, Convertible Series A, Par value $0.001;
authorized and issued 100 shares as of September 30, 2014
and December 31, 2013 respectively	-	-

Preferred stock, Convertible Series B, Par value $0.001;
authorized 24,999,900 shares; issued and outstanding
14,750,000 shares as of September 30, 2014
and December 31, 2013, respectively	14,750	14,750

Common stock, Par value $0.001; authorized 350,000,000
shares; issued 184,049,231 and 146,806,928 shares as
of September 30, 2014 and December 31, 2013, respectively	184,049	146,808
Additional paid-in capital	33,278,930	14,759,246
Accumulated Deficit	(33,830,332)	(14,837,317)
Total Stockholders' Equity	(352,603)	83,487

Total Liabilities and Stockholders' Equity	$9,903,682	$4,040,585

The accompanying notes are an integral part of the condensed consolidated financial statements.

TERRA TECH CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Total Revenues	$1,314,973	$773,140	$5,587,093	$1,504,626
Cost of Goods Sold	1,251,035	769,620	5,620,702	1,497,195
	63,938	3,520	(33,609)	7,431
Selling, general and administrative expenses	8,035,171	162,629	14,131,053	1,789,804
Loss from operations	(7,971,233)	(159,109)	(14,164,662)	(1,782,373)

Other Income (Expenses)
Loss from derivatives issued with debt greaterthan debt carrying value	(2,248,000)	(201,000)	(4,808,000)	(1,562,000)
Gain (Loss) on fair market valuation of derivatives	1,085,505	569,700	817,680	1,225,700
Interest Expense	(387,720)	(224,536)	(838,033)	(519,768)
Total Other Income (Expense)	(1,550,215)	144,164	(4,828,353)	(856,068)
Loss before Provision of Income Taxes	(9,521,448)	(14,945)	(18,993,015)	(2,638,441)
Provision for income taxes	-	-	-	1,650
Net Loss applicable to common shareholders	$(9,521,448)	$(14,945)	$(18,993,015)	$(2,640,091)

Net Loss per Common Share Basic and Diluted	$(0.05)	$(0.00)	$(0.11)	$(0.03)

Weighted Average Number of Common SharesOutstanding - Basic and Diluted	181,233,509	94,071,535	168,742,609	88,520,734

The accompanying notes are an integral part of the condensed consolidated financial statements.

TERRA TECH CORP.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	9 Months	9 Months
	Ended	Ended
	September 30,	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(18,993,015)	$(2,640,091)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on fair market valuation of derivatives	(817,680)	(1,225,700)
Depreciation and amortization	310,473	27,618
Warrants issued with common stock and debt	5,038,986	383,005
Stock issued for interest expense	284,101	55,777
Stock issued for compensation	1,657,860	-
Stock issued for services	2,900,368	671,924
Equity instruments issued with debt greater than debt carrying amount	4,808,000	1,562,000
Change in accounts receivable reserve	(1,391)	(5,000)
Changes in operating assets and liabilities:
Accounts receivable	(149,538)	(516,005)
Prepaid expenses	(85,924)	-
Inventory	(91,271)	8,102
Prepaid inventory	-	51,988
Note receivable	173,754	-
Deposits	(152,547)	(2,439,532)
Accounts payable	(749,479)	1,578,564
Net cash used in operations	(5,867,303)	(2,487,350)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,989,237)	-
Purchase of intangible assets - domain names	(11,500)	-
Cash assumed in merger	-	100
Net cash used in investing activities	(2,000,737)	100

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	7,344,737	1,757,474
Proceeds from issuance of notes payable to related parties	27,500	17,502
Payments on notes payable	(300,000)	(100,000)
Payments on notes payable to related parties	(130,000)	(20,000)
Proceeds from issuance of common stock and warrants and common stock subscribed	4,014,919	856,660
Proceeds from issuance of common stock from the exercise of warrants	293,420	-
Short swing profit payment	67,100	-
Net cash provided by financing activities	11,317,676	2,511,636

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,449,636	24,386
CASH AND CASH EQUIVALENTS, beginningof period	26,943	16,312
CASH AND CASH EQUIVALENTS, end of period	$3,476,579	$40,698

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITES

Cash paid for interest	$285,371	$6,750

SUPPLEMENTAL DISCLOSURE FOR FINANCING ACTIVITES

Warrant expense	$5,038,986	$383,005

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

The accompanying unaudited condensed financial statements include all of the accounts of Terra Tech. These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for financial information and with the instructions to Form S-1 and Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

Accounts Receivable

The Company reviews all outstanding accounts receivable for collectability on a quarterly basis. An allowance for doubtful accounts is recorded for any amounts deemed uncollectable. The Company does not accrue interest receivable on past due accounts receivable. There was an allowance of $49,168 at September 30, 2014 and $52,000 at December 31, 2013.

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

Deposits

Deposits are for a store and land in Nevada.

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

TERRA TECH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company’s income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the nine months ended September 30, 2014.

Loss Per Common Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock and convertible debt are not considered in the diluted income (loss) per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the nine months ended September 30, 2014 therefore the basic and diluted weighted average common shares outstanding were the same.

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

However, the Company has incurred net losses for the three months ended September 30, 2014 and has accumulated a deficit of approximately $33.8 million at September 30, 2014. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Intangible assets with estimated useful lives are amortized over a 5 year period. Amortization expense was $34,658 for the nine months ended September 30, 2014.

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

6. INVENTORY

Inventory consist of raw materials for the Company’s herb product lines. Cost of goods sold are calculated using the average costing method. The Company reviews its inventory periodically to determine net realizable value. The Company writes down inventory, if required, based on forecasted demand. These factors are impacted by market and economic conditions, new products introductions and require estimates that may include uncertain elements. Inventory at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30,	December 31,
	2014	2013
Raw Materials	$91,271	$-
Total	$91,271	$-

TERRA TECH CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at cost, less accumulated depreciation, at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30,	December 31,
	2014	2013
Furniture	$46,036	$31,539
Equipment	1,314,531	26,022
Leasehold improvements	4,179,997	10,400
Subtotal	5,540,564	67,961
Less accumulated depreciation	(325,204)	(46,592)
Total	$5,215,360	$21,369

Depreciation expense related to property and equipment for the nine months ended September 30, 2014 was $275,815 and for the nine months ended September 30, 2013 was $9,211.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

 Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2014	2013,
Accounts payable	$121,493	$948,421
Accrued officers’ salary	60,000	60,000
Accrued interest	251,718	204,898
Accrued payroll taxes	62,599	62,599
	$495,810	$1,275,918

TERRA TECH CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. NOTE PAYABLE

 Notes payable is as follows:

	September 30, 2014	December 31, 2013

Unsecured promissory demand note dated May 7, 2012, issued to an accredited investor, bearing interest at a rate of 4% per annum. Holder may elect to convert into common stock at $0.75 per share.	5,000	5,000

Promissory note dated July 26, 2013, issued to an accredited investor, maturing July 15, 2014, bearing interest at a rate of 12% per annum. Principal and interest may be converted into common stock based on the average trading price of the ten days prior to maturity at the holders’ option.	150,000	150,000

Unsecured promissory demand notes, issued to an accredited investor, bearing interest at a rate of 4% per annum. Holder may elect to convert into common stock at $0.75 per share.	109,306	109,306

Unsecured promissory demand note, issued to an accredited investor, bearing interest at a rate of 15% per annum.	3,474	3,474

Senior secured promissory notes dated July 26, 2013, issued to accredited investors, maturing April 26, 2013, bearing interest at a rate of 6% per annum. Principal and interest was be converted into common stock based on the average trading price of the ten days prior to maturity at the holders’ option during the quarter ended March 31, 2014.	-	250,000

Senior secured promissory notes dated October 10, 2013, issued to accredited investors, maturing April 5, 2014, bearing interest at a rate of 6% per annum. Principal and interest was be converted into common stock based on the average trading price of the ten days prior to maturity at the holders’ option during the quarter ended March 31, 2014.	-	54,900

TERRA TECH CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE PAYABLE, Continued

Senior secured promissory note dated October 10, 2013, issued to an accredited investor, maturing May 22, 2014, bearing interest at a rate of 6% per annum. Principal and interest may be converted into common stock based on the average trading price of the ten days prior to maturity at the holders’ option. $50,000 was converted during the six months ended June 30, 2014.	-	50,000

Senior secured promissory notes dated November 22, 2013, issued to accredited investors, maturing May 15, 2014, bearing interest at a rate of 6% per annum. Principal and interest may be converted into common stock based on the average trading price of the ten days prior to maturity at the holders’ option. $175,000 was converted during the quarter ended March 31, 2014. $100,000 principal plus accrued interest was paid during the quarter ended March 31, 2014.	-	275,000

Senior secured promissory notes dated December 5, 2013, issued to accredited investors, maturing July 1, 2014, bearing interest at a rate of 12% per annum. Principal and interest was converted into equity during the nine months ended September 30, 2014.	-	300,000

TERRA TECH CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE PAYABLE, Continued

Demand promissory notes dated January 7, 2014, issued to an accredited investor, maturing August 7, 2014, bearing interest at a rate of 12% per annum.	100,000	-

5% Original issue discount senior secured convertible promissory note dated February 5, 2014, issued to accredited investors, bearing interest at a rate of 12% per annum. The fixed conversion price in effect shall be 90% of the 20 day VWAP of Company Common Stock prior to February 5, 2014. Principal in the amount of $612,312 was converted into equity during the nine months ended September 30, 2014.	229,793	-

5% Original issue discount senior secured convertible promissory note dated March 5, 2014, issued to accredited investors, bearing interest at a rate of 12% per annum. The fixed conversion price in effect shall be 90% of the 20 day VWAP of Company Common Stock prior to February 5, 2014.	842,105	-

5% Original issue discount senior secured convertible promissory note dated April 5, 2014, issued to accredited investors, bearing interest at a rate of 12% per annum. The fixed conversion price in effect shall be 90% of the 20 day VWAP of Company Common Stock prior to February 5, 2014.	578,947	-

5% Original issue discount senior secured convertible promissory note dated May 5, 2014, issued to accredited investors, bearing interest at a rate of 12% per annum. The fixed conversion price in effect shall be 90% of the 20 day VWAP of Company Common Stock prior to February 5, 2014.	578,947	-

5% Original issue discount senior secured convertible promissory note dated June 5, 2014, issued to accredited investors, bearing interest at a rate of 12% per annum. The fixed conversion price in effect shall be 90% of the 20 day VWAP of Company Common Stock prior to February 5, 2014.	578,947	-

5% Original issue discount senior secured convertible promissory note dated July 1, 2014, issued to accredited investors, bearing interest at a rate of 12% per annum. The fixed conversion price in effect shall be 90% of the 20 day VWAP of Company Common Stock prior to February 5, 2014.	578,947	-

5% Original issue discount senior secured convertible promissory note dated July 31, 2014, issued to accredited investors, bearing interest at a rate of 12% per annum. The fixed conversion price in effect shall be 90% of the 20 day VWAP of Company Common Stock prior to February 5, 2014.	2,894,739	-
	6,550,205	1,197,680

The senior secured promissory notes are secured by shares of common stock. There is accrued interest of $251,718 as of September 30, 2014.

TERRA TECH CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. LOANS FROM RELATED PARTY

 Notes payable to related party is as follows:

	September 30, 2014	December 31, 2013
Unsecured promissory note dated December 2, 2011 and due December 2, 2012, issued to an entity controlled by Michael James an officer of the Company, bearing interest at a rate of 15% per annum. The maturity date has been extended until March 31, 2014. Interest shall be paid in cash or common stock at the holders’ option. Principal in the amount of $30,000 was paid during the quarter ended March 31, 2014.	$-	$30,000

Unsecured promissory note dated December 2, 2011 and due December 2, 2012, issued to Michael Nahass a director of the Company, bearing interest at a rate of 15% per annum. The maturity date has been extended until March 31, 2014. Interest shall be paid in cash or common stock at the holders’ option. During the year ended December 31, 2013, $17,502 has been advanced to the Company. Principal in the amount of $72,500 was paid during the quarter ended March 31, 2014.	-	72,500
	$-	$102,500

11. CAPITAL STOCK

Preferred Stock

The Company has authorized 25 million shares of preferred stock with $0.001 par value, of which there were 100 shares of Series A Convertible Preferred Stock outstanding as of September 30, 2014. Series A Convertible Preferred Stock is convertible on a one-for-one basis into common stock and has all of the voting rights that the holders of our common stock has.

On February 26, 2012, pursuant the Agreement and Plan of Merger, the Company issued an aggregate of 100 shares of Series A Preferred Stock to Derek Peterson and Amy Almsteier, both of whom are officers and directors of the Company.

There were 14,750,000 shares of Series B Convertible Preferred Stock outstanding as of September 30, 2014. The Series B Convertible Preferred shares will vote with the common stock of the Company, be equal to 100 votes of common stock and be convertible into shares of common stock of the Company and a 1-for-5.384325537.

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

TERRA TECH CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL STOCK, continued

Common Stock

The Company has authorized 350 million shares of common stock with $0.001 par value, of which there were issued and outstanding 184,049,231 as of September 30, 2014.

12. WARRANTS

The Company has the following shares of common stock reserved for the warrants outstanding as of September 30, 2014:

	September 30, 2014
		Weighted
		Average
		Exercise
	Shares	Price
Warrants outstanding – beginning of year	19,550,817	$0.17
Warrants exercised	(9,367,287)	0.19
Warrants granted	11,491,227	0.30
Warrants expired	-	-
Warrants outstanding – end of period	21,674,757	$0.23

TERRA TECH CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WARRANTS, Continued

The weighted exercise price and weighted fair value of the warrants granted by the Company as of September 30, 2014, are as follows:

September 30, 2014
Weighted
	Average	Weighted
	Exercise	Average
	Price	Fair Value

Weighted average of warrants granted during the three months whose exercise price exceeded fair market value at the date of grant	$0.30	$0.45

Weighted average of warrants granted during the nine months whose exercise price was equal or lower than fair market value at the date of grant	$-	$-

The following table summarizes information about fixed-price warrants outstanding:

	Number	Average
Range of	Outstanding at	Remaining	Weighted
Exercise	September 30,	Contractual	Average
Prices	2014	Life	Exercise Price
$0.33	5,540,400	10 Months	$0.33
$0.46	600,000	10 Months	$0.46
$0.46	150,000	4 Months	$0.46
$0.85	$40,000	7 Months	$0.85
$0.40	$333,333	11 Months	$0.40
$0.33	439,637	14 Months	$0.33
$0.16	750,000	18 Months	$0.16
$0.06	7,067,002	48 Months	$0.06
$0.30	964,912	44 Months	$0.30
$0.30	964,912	45 Months	$0.30
$0.30	4,824,561	46 Months	$0.30
	21,674,757

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

For the warrants issued in July 2014, the Company valued the warrants utilizing the black schools method with the following inputs: stock price of $0.55, exercise price of $0.30, volatility of 130.71%, years 4, treasury bond rate 2.5% and dividend rate of 0%.

For the warrants issued in July 2014, the Company valued the warrants utilizing the black schools method with the following inputs: stock price of $0.40, exercise price of $0.30, volatility of 131.05%, years 4, treasury bond rate 2.5% and dividend rate of 0%.

The warrant expense of $5,038,986 was based on the Black Scholes calculation which was expensed during the nine months ended September 30, 2014.

13. OPERATING LEASE COMMITMENTS

The Company leases certain office and industrial warehouse space in Lake Forest, California. The monthly rent is $3,025 for the first year and will increase to $3,300 for the second year.

The Company has an annual lease for a steel building and five acres of greenhouse space in Belvidere, New Jersey. The monthly rent is $13,000 for an annual amount of $156,000.

Net rent expense for the Company for the nine months ended September 30, 2014 was $234,300.

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

As of September 30, 2014, there was no accrual recorded for any potential losses related to pending litigation.

15. SUBSEQUENT EVENTS

During the fourth quarter of 2014, debt and accrued interest in the amount of $1,545,614 was converted into 7,656,671 common shares.

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

In March 2013 we entered into the Share Exchange Agreement with Edible Garden Corp., a Nevada corporation (“Edible Garden”) and its stockholders. Pursuant to the Share Exchange Agreement, we offered and sold 1,250,000 shares of common stock of the Company in consideration for all the issued and outstanding shares in Edible Garden. Separately, Ms. Almsteier, a stockholder, and an officer and director, offered and sold 7,650,000 shares of Series B Preferred Stock to Ken Vande Vrede, Mike Vande Vrede, Steve Vande Vrede, Dan Vande Vrede, Beverly Willekes, and David Vande Vrede (the “Former EG Principal Stockholders”). The 7,650,000 shares of Series B Preferred Stock is convertible at any time into 36,344,198 shares of common stock and have voting power equal to 765,000,000 shares of common stock.

The effect of the issuance of the 1,250,000 shares of common stock of the company and the sale of the 7,650,000 shares of Series B Preferred Stock by Ms. Almsteier was that as of the date of the issuance and sale, the Former EG Principal Stockholders held approximately 25.7% of the issued and outstanding shares of common stock of the Company and approximately 43.3% of the voting power of the Company. Articles of Exchange, consummating the share exchange, were filed with the Secretary of the State of Nevada on April 24, 2013.

Recently, we formed three majority-owned subsidiaries for the purposes of cultivation or production of medical marijuana and/or operation of dispensary facilities in various locations in Nevada upon obtaining the necessary government approvals and permits, as to which there can be no assurance.

We formed MediFarm, LLC, a Nevada limited liability company (“MediFarm”) on March 19, 2014. We own 60% of the membership interests in MediFarm. The remaining membership interests are owned by Camden Goorjian (20%) and by Richard Vonfeldt (20%), two otherwise unaffiliated individuals. Upon receipt of the necessary governmental approvals and permitting, we expect MediFarm to operate medical marijuana cultivation, production and dispensary facilities in Clark County, Nevada and a medical marijuana dispensary facility in the City of Las Vegas.

We formed MediFarm I, LLC, a Nevada limited liability company (“MediFarm I”) on July 18, 2014. We own 50% of the membership interests in MediFarm I. The remaining membership interests are owned by Forever Green NV, LLC (50%), an otherwise unaffiliated entity. Upon receipt of the necessary governmental approvals and permitting, we expect MediFarm I to operate a medical marijuana dispensary in Reno, Nevada.

We formed MediFarm II, LLC, a Nevada limited liability company (“MediFarm II”) on July 30, 2014. We own 55% of the membership interests in MediFarm II. The remaining membership interests are owned by Nevada MF, LLC (30%) and by Forever Green NV, LLC (15%), two otherwise unaffiliated parties. Upon receipt of the necessary governmental approval and permitting, we expect MediFarm II to operate a medical marijuana cultivation and production facility in Spanish Springs, Nevada.

Results of Operations for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013:

Revenues. For the nine months ended September 30, 2014, we generated revenues of $5,587,093 compared to $1,504,626 for the nine months ended September 30, 2013, an increase of $4,082,467 or 271%. The increase was primarily due to revenues generated by Edible Garden, which we acquired in April 2013.

Gross Margin. For the nine months ended September 30, 2014, we had gross profits of ($33,609) compared to $7,431 for the nine months ended September 30, 2013, a decrease of $41,040. The decrease in gross profits and gross margin is a result of expenses associated with the ramp up of Edible Garden’s greenhouse during the nine months ended September 30, 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2014 were $14,131,053, compared to $1,789,804 for the nine months ended September 30, 2013, an increase of $12,341,249. This increase was primarily due to the following increases in expenses: (i) $725,024 in increased expenses associated with the ramp-up of Edible Garden’s greenhouse facility; (ii) $282,855 in increased depreciation expense related to Edible Garden’s equipment; (iii) $382,000 in increased directors’ fees, all paid in shares of our common stock; (iv) $2,179,237 in compensation to officers and employees, who now receive a salary, along with awards of shares of our common stock; (v) $49,185 in increased premiums for increases in directors and officers insurance coverage; (vi) $795,000 in increased consulting fees incurred in connection with the distribution of Edible Gardens products; (vii) expenses totaling $517,449 for consultant fees, lobbyist fees and travel expenses incurred in connection with the license and permit process in Nevada for MediFarm’s, MediFarm I’s, and MediFarm II’s businesses; (viii) $390,189 in legal and accounting fees in connection with the filing of a Registration Statement with the Securities and Exchange Commission for the common stock underlying certain debt and warrants from our February financing; and (ix) $4,655,981 in increased warrant expense due to an increase in due to an increase of warrants issued in capital raises.

Other Income (Expense). Other expense for the nine months ended September 30, 2014 was $4,828,253 compared to $856,068 for the nine months ended September 30, 2013, an increase $3,972,185. In the first nine months of 2014, we recorded a loss on derivatives issued with debt greater than the debt carrying value in the amount of $4,808,000 compared to $1,562,000 in the first nine months of 2013 due to convertible notes issued in 2014. We recognized a gain on the fair market valuation of derivatives in the amount of $817,680 in the first nine months of 2014 compared to a gain of $1,225,700 in the first nine months of 2013. We recognized interest expense of $838,033 for the nine months ended September 30, 2014 compared to $519,768 for the nine months ended September 30, 2013. The increase in interest expense is due to more debt outstanding in the nine months ended September 30, 2014 compared to the prior period.

Net Income (Loss). For the nine months ended September 30, 2014, we incurred a net loss of $18,993,015 or $0.11 per share, compared to a net loss of $2,640,091 or $0.03 per share for the nine months ended September 30, 2013. At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses. Management will continue to make an effort to lower operating expenses and increase revenue. In order to increase revenue, the Company plans to continue to invest in further expanding its operations and engage in a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of our operating expenses are fixed or have quasi-fixed character, management expects them to significantly decrease as a percentage of revenue as revenues increase.

Results of Operations for the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013:

Revenues. For the quarter ended September 30, 2014, we generated revenues of $1,314,973 compared to $773,140 for the quarter ended September 30, 2013, an increase of $541,834. The increase was primarily due to revenues generated by Edible Garden, which we acquired in April 2013.

Gross Margin. For the quarter ended September 30, 2014, we had gross profits of $63,938 compared to $3,520 for the quarter ended September 30, 2013, an increase of $60,418. The increase in the gross margin was due to the greenhouse coming online in the September 30, 2014 quarter for Edible Gardens.

Selling, general and administrative expenses for the quarter ended September 30, 2014 were $8,035,171, compared to $162,629 for the quarter ended September 30, 2013, an increase of $7,872,542. This increase was primarily due to the following increases in expenses: (i) $239,832 in increased expenses associated with the ramp-up of Edible Garden’s greenhouse facility; (ii) $85,753 in increased depreciation expense related to Edible Garden’s equipment; (iii) $106,000 in increased directors’ fees, all paid in shares of our common stock; (iv) $2,065,967 in compensation to officers and employees, who now receive a salary, along with awards of shares of our common stock; (v) $27,096 in increased premiums for increases in directors and officers insurance coverage; (vi) $397,500 in increased consulting fees incurred in connection with the distribution of Edible Gardens products; (vii) expenses totaling $517,449 for consultant fees, lobbyist fees and travel expenses incurred in connection with the license and permit process in Nevada for MediFarm’s, MediFarm I’s, and MediFarm II’s businesses; (viii) $256,126 in legal and accounting fees in connection with the filing of a Registration Statement with the Securities and Exchange Commission for the common stock underlying certain debt and warrants from our February financing; and (ix) $2,596,948 in increased warrant expense due to an increase in due to an increase of warrants issued in capital raises.

Other Income (Expense). Other expense for the quarter ended September 30, 2014 was $1,550,215 compared to other income of $144,164 for the quarter ended September 30, 2013, a decrease in other income and increase in other expense of $1,694,379. In the third quarter of 2014, we recorded a loss on derivatives issued with debt greater than the debt carrying value in the amount of $2,248,000 compared to $201,000 in the third quarter of 2013 due to convertible notes issued in 2014. We recognized a gain on the fair market valuation of derivatives in the amount of $1,085,505 in the third quarter of 2014 compared to a gain of $569,700 in the third quarter of 2013. We recognized interest expense of $387,720 for the quarter ended September 30, 2014 compared to $224,536 for the quarter ended September 30, 2013. The increase in interest expense is due to more debt outstanding in the three months ended September 30, 2014 compared to the prior period.

Net Income (Loss). For the quarter ended September 30, 2014, we incurred a net loss of $9,521,448 or $0.05 per share, compared to a net loss of $14,945 or $0.00 per share for the three months ended September 30, 2013. At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses. Management will continue to make an effort to lower operating expenses and increase revenue. In order to increase revenue, the Company plans to continue to invest in further expanding its operations and engage in a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Given the fact that most of the Company’s operating expenses are fixed or have quasi-fixed character, management expects them to significantly decrease as a percentage of revenue as revenues increase

Liquidity and Capital Resources

We have never reported net income. We incurred net losses for the nine months ended September 30, 2014 and have an accumulated a deficit of $33,830,332 at September 30, 2014. At September 30, 2014, we had a cash balance of approximately of $3,476,579 compared to a cash balance of $26,943 at December 31, 2013. This increase in our cash balance is primarily due to proceeds received from Dominion Capital LLC (“Dominion”) related to the sale of promissory notes. At September 30, 2014, we had a working capital deficit of $5,992,542 compared to $3,713,641 at December 31, 2013.

We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through private sales of preferred stock, common stock and debt securities. The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities.

We anticipate requiring additional capital for the commercial development of our subsidiaries. Assuming MediFarm, MediFarm I, and MediFarm II receive all the necessary permits and licenses applied for, we anticipate we will need an additional $11 million in capital for the commercial development of these subsidiaries. Because none of MediFarm, MediFarm I or MediFarm II has commenced operations, the $11 million budget as described herein is prospective. With respect to MediFarm, the estimated construction budget (for year one) and operation budget (for the first five years of operation) is approximately $500,000 for the dispensary facilities and approximately $5 million for the cultivation and production facility. With respect to MediFarm I’s dispensary facility, the estimated construction budget (for year one) and operation budget (for the first five years of operation) is approximately $500,000. With respect to MediFarm II’s cultivation and production facility, the estimated construction budget (for year one) and operation budget (for the first five years of operation) is approximately $5 million. Forever Green NV, LLC, a member of both MediFarm I and MediFarm II, has agreed to contribute approximately $500,000 in the form of debt to MediFarm I and approximately $750,000 in the form of debt to MediFarm II. We will be obligated to contribute the remaining amount, or approximately $9.75 million in the aggregate, for all three subsidiaries.

With respect to GrowOp Technology, we anticipate needing approximately $110,000 for the commercial development of this subsidiary, which includes anticipated expenses for purchasing, marketing and selling of a new line of double ended lighting.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the first quarter of 2015. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.

The issuance of additional securities may result in a significant dilution in the equity interests of our current stockholders. Obtaining loans, assuming these loans would be available, will increase our liabilities and future cash commitments. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to sue when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included a note to our financial statements for the three and nine months ended September 30, 2014 regarding concerns about our ability to continue as a going concern. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products, and achieving a profitable level of operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

Common Stock Purchase Agreement with Hanover Holdings

On April 29, 2013, we entered in a common stock purchase agreement with Hanover Holdings I, LLC (“Hanover”) for the sale of up to $5,000,000 of our common stock over a 36-month term. The purchase agreement provided that from time to time over the term of the purchase agreement, commencing on the trading day immediately following the date on which the initial registration statement is declared effective by the SEC, the Company had the discretion to provide Hanover with draw down notices to purchase a specified dollar amount of the shares of common stock over the course of a 10-day trading day period, subject to certain limitations as specified in the purchase agreement. The maximum amount of shares of common stock put to Hanover in any single draw down notice could not exceed 300% of the average daily trading volume of the common stock for the 10-day trading period immediately preceding the date of the draw down notice. We paid an initial commitment fee to Hanover equal to $125,000 (or 2.5% of the total commitment under the agreement) in the form of 595,239 restricted shares of common stock. We also paid $15,000 in reasonable attorneys’ fees and expenses incurred by Hanover in connection with the preparation, negotiation, execution and delivery of the common stock purchase agreement and related transaction documents.

Pursuant to a registration rights agreement entered into with Hanover, we agreed to file an initial registration statement with the SEC to register an agreed upon number of shares. On September 30, 2013, the SEC declared effective our registration statement on Form S-1, as amended (File No. 333-188477), which registered 10,085,259 shares of common stock pursuant to the terms of the common stock purchase agreement and 595,239 shares of common stock we issued as the “initial commitment fee.” All of these shares of common stock were put to Hanover during various times from October through December 2013. We raised aggregate proceeds of approximately $609,045 and paid aggregate commission fees to Aegis Capital Corp. (“Aegis) in the amount of $18,271.

On January 24, 2014, the SEC declared effective our registration statement on Form S-1, as amended (File No. 333-191954), which registered 19,000,000 shares of common stock put to Hannover pursuant to the common stock purchase agreement.

Subsequent to the effectiveness of the registration statement, we put 6,600,000 shares of common stock to Hanover, raising aggregate proceeds of approximately $4,014,919. We paid a 3% commission fee to Aegis in the amount of approximately $120,448.

On June 27, 2014, the SEC declared effective a Post-effective Amendment No. 1 to the registration statement to deregister the remaining 12,400,000 shares of our common stock that remained unsold. We have determined not to put the remaining 12,400,000 shares of common stock to Hanover.

Warrants

The Company received $293,420 from the exercise of warrants during the first nine months of fiscal 2014.

Promissory Notes

During the nine months ended September 30, 2014, the Company obtained new debt from the issuance of secured promissory notes that supplied the funds that were needed to finance operations during such reporting period. Such new borrowings resulted in the receipt by the Company of $7,344,737. The proceeds received by the Company includes the sale of an aggregate of $6,550,000, net of a five percent original issue discount (the “OID”), of promissory notes to Dominion. The OID, aggregated, is approximately $344,737. All principal and interest due and owing under each such note is convertible into shares of common stock at a conversion price equal to approximately $0.30753 per share, subject to adjustment. Each such note accrues interest at a rate of 12% per annum and has a maturity date of 18 months after issuance. The notes were sold to Dominion at various times from February 2014 through July 2014.

The Company recently loaned Palm Creek approximately $16,000 to upgrade the facility. Palm Creek is repaying this on a monthly basis. The outstanding principal amount is approximately $11,188.

Operating Activities

Cash used in operations for the nine months ended September 30, 2014 was $5,867,303 compared to $2,487,350 for the nine months ended September 30, 2013. The increase in the cash used in operations was primarily due to: (i) net loss of $18,993,015; (ii) a $817,680 loss on the fair market valuation of derivatives; (iii) $5,038,986 related to the issuance of warrants; (iv) $4,808,000 related to equity instruments issued with debt greater than the debt carrying amount; and (v) $2,900,368 for the issuance of stock in connection with the performance of services to the Company.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2014 was $2,000,737 compared to cash provided by investing activities of $100 for the nine months ended September 30, 2013. During the first nine months of fiscal 2014, cash used in investing activities was primarily comprised of the purchase of property and equipment in the amount of $1,989,237.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2014 was $11,317,676 compared to $2,511,636 for the nine months ended September 30, 2013, an increase of $8,806,040. This increase was primarily due to: (i) $7,344,737 in proceeds from the issuance of notes payable; (ii) $4,014,919 in proceeds from the issuance of 6,600,000 shares of common stock to Hannover; and (iii) $293,420 in proceeds from the exercise of warrants, offset by payments on notes payable equal to $300,000 and payments on notes payable to related parties equal to $130,000.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although we believe that these estimates are reasonable, actual results could differ from those estimates given in conditions or assumptions that have been consistently applied.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had cash and cash equivalents equal to $3,476,579 as of September 30, 2014.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. The Company reviews all outstanding accounts receivable for collectability on a quarterly basis. An allowance for doubtful accounts is recorded for any amounts deemed uncollectable. The Company does not accrue interest receivable on past due accounts receivable. There was an allowance of $49,168 at September 30, 2014 and $52,000 at December 31, 2013.

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

Intangibles

Intangible assets with definite lives are amortized, but are tested for impairment annually and when an event occurs or circumstances change such that it is more likely than not that an impairment may exist. Our annual testing date is December 31. We test intangibles for impairment by first comparing the carrying value of net assets to the fair value of the related operations. If the fair value is determined to be less than the carrying value, a second step is performed to compute the amount of the impairment. In this process, a fair value for intangibles is estimated, based in part on the fair value of the operations, and is compared to its carrying value. The shortfall of the fair value below the carrying value represents the amount of intangible impairment. We test these intangibles for impairment by comparing their carrying value to current projections of discounted cash flows attributable to the customer list. Any excess value over the amount of discounted cash flows represents the amount of the impairment.

Revenue Recognition

Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments and estimated returns and upon transfer of title and risk to the customer which occurs at shipping (F.O.B. terms). Upon shipment, the Company has no further performance obligations and collection is reasonably assured as the majority of sales are paid for prior to shipping.

Research and Development

Research and development costs are expensed as incurred.

Fair Value of Financial Instruments

The Company applies fair value accounting in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”), which provides the framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. ASC 820 defines fair value as the exchange price that would have been received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable.

Level 3 – Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

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

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company’s income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the nine months ended September 30, 2014.

Loss Per Common Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock and convertible debt are not considered in the diluted income (loss) per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the nine months ended September 30, 2014, and therefore the basic and diluted weighted average common shares outstanding were the same.

Recently Issued Accounting Standards

Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Operating Activities

Cash used in operations for the nine months ended September 30, 2014 was $5,867,303 compared to $2,487,350 for the nine months ended September 30, 2013. The increase in the cash used in operations was primarily due to: (i) net loss of $18,993,015; (ii) a $817,680 loss on the fair market valuation of derivatives; (iii) $5,038,986 related to the issuance of warrants; (iv) $4,808,000 related to equity instruments issued with debt greater than the debt carrying amount; and (v) $2,900,368 for the issuance of stock in connection with the performance of services to the Company.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2014 was $2,000,737 compared to cash provided by investing activities of $100 for the nine months ended September 30, 2013. During the first nine months of fiscal 2014, cash used in investing activities was primarily comprised of the purchase of property and equipment in the amount of $1,989,237.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2014 was $11,317,676 compared to $2,511,636 for the nine months ended September 30, 2013, an increase of $8,806,040. This increase was primarily due to: (i) $7,344,737 in proceeds from the issuance of notes payable; (ii) $4,014,919 in proceeds from the issuance of 6,600,000 shares of common stock to Hannover; and (iii) $293,420 in proceeds from the exercise of warrants, offset by payments on notes payable equal to $300,000 and payments on notes payable to related parties equal to $130,000.

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

_________

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

TERRA TECH CORP.
(Name of Registrant)

Date: November 14, 2014	By:	/s/ Derek Peterson
Name: Derek Peterson
Title: President and Chief Executive Officer (principal executive officer)

Date: November 14, 2014	By:	/s/ Michael James
Name: Michael James
Title: Chief Financial Officer (principal accounting and principal financial officer)

EXHIBIT INDEX

Number	Description

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

