Form 10-K
period 2014-12-31
Terra Tech Corp.
filed 2015-03-27
CIK 1451512

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014,

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-54298

TERRA TECH CORP.
(Exact name of registrant as specified in its charter)

NEVADA	26-30626661
(State or other jurisdiction of incorporation or organization)	( I.R.S. Employer Identification No)

http://www.terratechcorp.com

4700 Von Karman, Suite 100 Newport Beach, California 92660	(855) 447-6967
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

 Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company, (as defined in Rule 12b-2 in the Exchange Act). Yes ☐ No ☒.

At June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates (based on the closing sale price of the registrant’s Common Stock on the OTC Market Group Inc.’s OTCQB tier, and for the purpose of this computation only, on the assumption that all of the Registrant’s directors and officers are affiliates was approximately $84,279,603.

As of March 18, 2015, the number of shares of the Registrant’s Common Stock outstanding was 309,720,267, which assumes the conversion of 100 shares of Series A Preferred Stock, convertible at any time into 100 shares of Common Stock, 15,500,000 shares of Series B Preferred Stock, convertible into 83,457,046 shares of Common Stock, and 18,109,113 shares of Common Stock issuable upon the exercise of all of our outstanding warrants.

Terra Tech Corp.

Form 10-K

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Except for statements of historical facts, this Annual Report on Form 10-K contains forward-looking statements involving risks and uncertainties. The words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” or the negative of these terms and similar expressions or variations thereof are intended to identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this Annual Report on Form 10-K entitled “Risk Factors”) relating to our industries, operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date hereof.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with the Registrant’s financial statements and the related notes included in this Annual Report on Form 10-K.

PART I

Item 1. Business.

Company Overview

We are pioneering the future by integrating the best of the natural world with technology to create sustainable solutions for food production, indoor cultivation, rare and exotic plants, and agricultural research and development. Through our wholly-owned subsidiary, GrowOp Technology Ltd., a Nevada corporation (“GrowOp Technology”), we engage in the design, marketing and sale of hydroponic equipment with proprietary technology to create sustainable solutions for the cultivation of indoor agriculture. We are also a retail seller of locally grown hydroponic produce through our wholly-owned subsidiary, Edible Garden Corp., a Nevada corporation (“Edible Garden”). Through MediFarm, LLC, a Nevada limited liability company (“MediFarm”), MediFarm I, LLC, a Nevada limited liability company (“MediFarm I”), and MediFarm II, LLC, a Nevada limited liability company (“MediFarm II”), subsidiaries in which we own interests in, we plan to operate medical marijuana cultivation, production, and dispensary facilities in Nevada. Most recently, we formed another wholly-owned subsidiary, IVXX, LLC, a Nevada limited liability company (“IVXX”), for the purpose of producing and selling a line of cannabis flowers and cigarettes, as well as a line of cannabis pure concentrates.

We were incorporated in Nevada on July 22, 2008, under the name Private Secretary, Inc. We changed our name to Terra Tech Corp. on January 27, 2012. Our corporate headquarters is located at 4700 Von Karman, Suite 100, Newport Beach, California 92660 and our telephone number is (855) 447-6967. Our website addresses are as follows: www.terratechcorp.com, www.growopltd.com, www.ediblegarden.com, www.egrow.com, www.goodearthhydro.com, www.bestbuyhydro.com, and www.ivxx.com. Our common stock, par value $0.001 (the “Common Stock”), is quoted on the OTC Markets Group, Inc.’s OTCQB tier under the symbol “TRTC.”

History and Background

The Company’s original business was developing a software program that would allow for automatic call processing through voice-over-Internet protocol, or “VoIP”, technology. Our operations were limited to capital formation, organization, and development of our business plan and target customer market. We generated no revenue.

On February 9, 2012, we completed a reverse-triangular merger with GrowOp Technology, whereby we acquired all of the issued and outstanding shares of GrowOp Technology and in exchange we issued: (i) 33,998,520 shares of our Common Stock, (ii) 100 shares of Series A Preferred Stock, convertible into shares of Common Stock on a one-for-one basis, and (iii) 14,750,000 shares of Series B Preferred Stock, with each share convertible into 5.38425537 shares of Common Stock. The issuance represented approximately 50.3% of our total shares of Common Stock outstanding, assuming the conversion of all the shares of Series A Preferred Stock and Series B Preferred Stock, immediately following the closing of the merger. As a result of the merger, GrowOp Technology became our wholly-owned subsidiary. Following the merger, Terra Tech ceased its prior operations and is now solely a holding company.

We acquired our second wholly-owned subsidiary, Edible Garden, in 2013. Edible Garden is a retail seller of locally grown hydroponic produce, which is distributed throughout Florida, the Midwest, and the Northeast United States. We entered into a Share Exchange Agreement, dated March 23, 2013 (the “Share Exchange Agreement”), by and among the Company, Edible Garden, and the stockholders of Edible Garden. Pursuant to the Share Exchange Agreement, we offered and sold 1,250,000 shares of Common Stock of the Company in consideration for all the issued and outstanding shares in Edible Garden. Separately, Amy Almsteier, a stockholder, and an officer and director, offered and sold 7,650,000 shares of Series B Preferred Stock to Ken Vande Vrede, Mike Vande Vrede, Steve Vande Vrede, Dan Vande Vrede, Beverly Willekes, and David Vande Vrede (collectively, the “Former EG Principal Stockholders”). The 7,650,000 shares of Series B Preferred Stock is convertible at any time into 36,344,198 shares of Common Stock and have voting power equal to 765,000,000 shares of Common Stock.

The effect of the issuance of the 1,250,000 shares of Common Stock and the sale of the 7,650,000 shares of Series B Preferred Stock by Ms. Almsteier was that the Former EG Principal Stockholders held approximately 25.7% of the issued and outstanding shares of Common Stock of the Company and approximately 43.3% of the voting power of the Company as of March 23, 2013. Articles of Exchange, consummating the share exchange, were filed with the Secretary of the State of Nevada on April 24, 2013.

On March 19, 2014, we formed MediFarm, a subsidiary. On July 18, 2014, we formed MediFarm I, a subsidiary. On July 30, 2014, we formed MediFarm II, a subsidiary. Through MediFarm, MediFarm I, and MediFarm II, we plan to operate medical marijuana cultivation, production and dispensary facilities in Nevada.

On September 16, 2014, we formed IVXX for the purpose of producing a line of cannabis flowers and cigarettes, as well as a complete line of cannabis pure concentrates including: oils, waxes, shatters, and clears. We currently offer these products to three select dispensaries in California. As discussed in more detail below, we are using our supercritical Co2 extraction lab located in Oakland, California to manufacture these products. IVXX also expects to sell clothing, apparel, and other various branded products.

Our Business

Through the integration of the best of the natural world with technology, we create sustainable solutions for food production, indoor cultivation, rare and exotic plants, and agricultural research and development. We have three wholly-owned subsidiaries, GrowOp Technology, Edible Garden, and IVXX, as well as ownership interests in MediFarm, MediFarm I, and MediFarm II.

We have a “rollup” growth strategy:

•

Fragmented market consists of smaller scale inefficient manufacturers and distribution companies. With our brand recognition and experienced management team we can maximize productivity, provide economies of scale and increase profitability through our public market vehicle;

•	Acquire unique products and niche players where barriers to entry are high and margins are robust providing them with a broader outlet for their products; and

•	Second stage-acquire multiple production facilities to capture the market vertical from manufacturing to production up to retail.

GrowOp Technology

GrowOp Technology Ltd., a Nevada corporation, was incorporated on March 16, 2010. GrowOp Technology is currently headquartered in Newport Beach, California and has operations in both Newport Beach and Irvine, California.

GrowOp Technology integrates high quality hydroponic equipment with proprietary technology to create sustainable solutions for the cultivation of indoor agriculture. Our products are utilized by companies, horticulture enthusiasts, local urban farmers, and greenhouse growers.

GrowOp Technology’s principal products include:

•	Environmental Controllers & Timers;

•	Tents & Film;

•	Ducting & Filtration;

•	Fans;

•	Ballasts;

•	Bulbs;

•	Reflectors;

•	Nutrients; and

•	Portable Hydroponic Trailers – Our portable hydroponic trailers, The Big Bud and Little Bud, are custom fabricated proprietary cultivation systems.

We operate in two distinct markets: commercial agriculture and retail agriculture.

In the retail agriculture market, three main manufacturers and distributors currently dominate the market in which GrowOp Technology competes: Sunlight Supply, Hydrofarm, and BWGS. These companies have been in business for several years, and we estimate they collectively make up over 50% of the market. In addition, there are several smaller distribution companies competing for market share. We believe that pricing is a primary driver in capturing market share, and that offering similar products at discounted pricing helps reduce the barriers to entry. Sunlight Supply, Hydrofarm, and BWGS have both the size and scope to create significant barriers to entry for smaller companies like GrowOp Technology. In the commercial market there are several companies that provide agricultural hydroponic equipment to large-scale farmers. These companies are relatively fragmented and generally focus on a few core proprietary items.

GrowOp Technology’s products are sold at a few specialty retailers throughout the United States. In the case of commercial sales, which are approximately 5% of total sales, GrowOp Technology sells its products directly to customers. With the exception of the portable hydroponic units, all of our products are manufactured by third parties in China. There are numerous manufacturers that are available to us, and therefore, we are not limited in the number of suppliers available nor are we dependent on any one supplier.

GrowOp Technology relies on a combination of trademark laws, trade secrets, confidentiality provisions, and other contractual provisions to protect its proprietary rights, which are primarily its brand names, product designs, and marks. GrowOp Technology does not own any patents.

GrowOp Technology’s products are interchangeable for all agriculture, including medical marijuana. Twenty-three states and the District of Columbia currently have some form of medical marijuana legalization/decriminalization laws, and it is anticipated that another handful of states will have some form of voting regarding legislation of medical marijuana legalization/decriminalization laws in the near future. Hydroponic equipment, including GrowOp Technology’s products, can be used to cultivate marijuana. GrowOp Technology believes that some of its customers are medical marijuana growers. However, we do not believe that federal law or any state laws prohibit GrowOp Technology from selling its products to medical marijuana growers.

It is possible that the sale of products to medical marijuana growers may be deemed facilitating the selling or distribution of marijuana in violation of the Controlled Substance Act (the “CSA”), or may constitute the aiding or abetting, or being an accessory to, a violation under such act. If such application were to occur, or if rules and regulations are promulgated in the future that has the effect of prohibiting the sale of GrowOp Technology’s products to medical marijuana growers, GrowOp Technology’s business would be adversely affected.

GrowOp Technology’s limited research and development activities in the last two years have focused on its lighting systems, and models of other products. GrowOp Technology bears the costs of these activities.

Edible Garden

Edible Garden Corp., a Nevada corporation company, was incorporated on April 9, 2013. Edible Garden is a retail seller of locally grown hydroponic produce, which is distributed throughout the Northeast, Midwest, and Florida. Most recently, Edible Garden launched Snip-Its, a small living herb plant offered as an alternative to imported cut herbs. Currently, Edible Garden’s products are sold at approximately 1,200 retailers throughout these markets. Our target customers are those individuals seeking fresh produce locally grown using environmentally sustainable methods.

Photographs of Edible Garden’s herbs that are sold in retail stores.

Photograph of Edible Garden’s butter lettuce sold in retail stores.

Photographs of our butter lettuce being grown.

Pursuant to a letter agreement dated December 2, 2013 with Heartland Growers Inc. (“Heartland”), Heartland agreed to cultivate the full line of Edible Garden produce to be sold throughout the Midwestern United States. Pursuant to the terms of the agreement, Edible Garden will manage the marketing and sales, while Heartland will be responsible for the cultivation, packaging, and shipping of the product for retail sale under the Edible Garden brand. The term of the agreement was one year and expired on December 2, 2014. The term of the agreement is now month-to-month.

Pursuant to a letter agreement dated May 7, 2013 with Gro-Rite Inc., a New Jersey corporation (“Gro-Rite”), Edible Garden has the right to purchase and distribute a majority of Gro-Rite’s plant products from Gro-Rite for marketing, sale, and distribution. Under the agreement, Edible Garden will receive a sales commission of up to 10%. The term of the agreement was one year and expired on May 7, 2014. The term of the agreement is now month-to-month.

On May 7, 2013, Edible Garden entered into a letter agreement with Naturally Beautiful Plant Products LLC, a New Jersey limited liability company ("NB Plants"), whereby Edible Garden has the right to purchase and distribute a majority of NB Plants' plant products. Under the agreement, Edible Garden will receive a sales commission of 10%. The term of this agreement was one year and expired May 7, 2014. The term of the agreement is now month-to-month.

Pursuant to a letter agreement dated May 25, 2013 with Palm Creek Produce, Inc. (“Palm Creek”), Edible Garden has the right to purchase and distribute a majority of the plant products grown at its facility. In 2014, we purchased plant products totaling approximately $38,300. Palm Creek’s facility is capable of producing up to 10,000 units of product per week. The term of the agreement was one year and expired May 25, 2014. The term of the agreement is now month-to-month.

There are numerous growers that are available to us, and therefore, we are not limited in the number of growers available nor are we dependent on any one grower. We also recently completed construction of a greenhouse structure, which can be used to grow plants to satisfy selling demands; however, we may incur additional freight costs to distribute these plants until growers are replaced.

Edible Garden’s main competitors are Shenadoah Growers and Sun Aqua Farms. To a lesser extent, Edible Garden competes with Green Giant, Del Monte, Rock Hedge Herbs, and Infinite Herbs. Edible Garden is an up and coming brand that has increased its retailers to 1,200 retail sellers since we acquired Edible Gardens in March 2013. Edible Garden believes the following three reasons sets it apart from its competitors: (1) its branding and marketing displays, which are predominately placed in high traffic areas on its proprietary racks; (2) it uses proprietary strands and seeds for its produce and its methodology for growing such produce; and (3) all of its produce are hydroponically grown and are sold “alive” (i.e., the produce is sold “rooted”).

Edible Garden is dependent on one major customer. During fiscal 2014, approximately 88% of its sales were derived from one customer, NB Plants. The loss of this customer would have a material adverse effect on Edible Garden’s business, and our financial condition and results of operation.

Edible Garden relies on a combination of trademark laws, trade secrets, confidentiality provisions, and other contractual provisions to protect its proprietary rights, which are primarily its brand names, marks, and proprietary pods and seeds. Edible Garden owns trademarks but does not own any patents.

Edible Garden’s produce is GFSI (Global Food Safety Initiative) certified. Edible Garden also obtained certain organic certifications for its products. No other governmental regulations or approvals are needed or affect its business.

Edible Garden’s research and development activities have primarily focused on developing and testing new pods and seeds, as well as different fertilizers, nutrient blends, and lighting.

MediFarm, MediFarm I and MediFarm II

We formed three majority-owned subsidiaries for the purposes of cultivation or production of medical marijuana and/or operation of dispensary facilities in various locations in Nevada. As discussed in further detail below, MediFarm, MediFarm I, and MediFarm II have received eight provisional licenses from the State of Nevada, six of which have also received preliminary approval from local authorities. The receipt of both the provisional licenses from the State of Nevada and preliminary approval from local authorities are necessary to commence the final permitting process. The receipt of final permits and licenses, as to which there can be no assurance, is necessary to commence the proposed businesses of MediFarm, MediFarm I, and MediFarm II. Effectuation of the proposed business of each of (i) MediFarm, (ii) MediFarm I, and (iii) MediFarm II is also dependent upon the continued legislative authorization of medical marijuana at the state level.

Each subsidiary was formed with different investors, thus necessitating the need for multiple entities with different strategic partners and advisory board members. In addition, we anticipate each subsidiary will service a different geographical market in Nevada. We expect to allocate future business opportunities among MediFarm, MediFarm I, and MediFarm II based on the locations of such opportunities.

We formed MediFarm on March 19, 2014. We own 60% of the membership interests in MediFarm. The remaining membership interests are owned by Camden Goorjian (20%) and by Richard Vonfeldt (20%), two otherwise unaffiliated individuals. Upon receipt of the necessary governmental approvals and permitting, we expect MediFarm to operate medical marijuana cultivation, production, and/or dispensary facilities in Clark County, Nevada and a medical marijuana dispensary facility in the City of Las Vegas.

We formed MediFarm I on July 18, 2014. We own 50% of the membership interests in MediFarm I. The remaining membership interests are owned by Forever Green NV, LLC (50%), an otherwise unaffiliated entity that also owns certain membership interests in MediFarm II. Upon receipt of the necessary governmental approvals and permitting, we expect MediFarm I to operate a medical marijuana dispensary in Reno, Nevada.

We formed MediFarm II on July 30, 2014. We own 55% of the membership interests in MediFarm II. The remaining membership interests are owned by Nevada MF, LLC (30%) and by Forever Green NV, LLC (15%), two otherwise unaffiliated entities. Forever Green NV, LLC also owns certain membership interests in MediFarm I. Upon receipt of the necessary governmental approval and permitting, we expect MediFarm II to operate a medical marijuana cultivation and production facility in Spanish Springs, Nevada.

A number of states, including Nevada, have enacted laws that allow their citizens to use medical marijuana and operate medical marijuana cultivation, production, or dispensary facilities. Although cultivation and distribution of marijuana for medical use is permitted in Nevada, provided compliance with applicable state and local laws, rules, and regulations, marijuana is illegal under federal law. Strict enforcement of federal law regarding marijuana would likely result in the inability to proceed with the business plans of MediFarm, MediFarm I, and MediFarm II, even if they successfully procure one or more licenses for the cultivation, production, and/or distribution of medical marijuana in Nevada, and could expose MediFarm, MediFarm I, and MediFarm II to potential criminal liability and subject their properties to civil forfeiture. Though the cultivation and distribution of marijuana remains illegal under federal law, H.R. 83, enacted by Congress on December 16, 2014, provides that none of the funds made available to the Department of Justice (the “DOJ”) pursuant to the 2015 Consolidated and Further Continuing Appropriations Act may be used to prevent certain states, including Nevada, from implementing their own laws that authorize the use, distribution, possession, or cultivation of medical marijuana.

To date, MediFarm, MediFarm I, and MediFarm II, have obtained eight provisional licenses from the State of Nevada to operate their respective businesses. With respect to MediFarm, it obtained provisional licenses from the State of Nevada for the proposed dispensary in Las Vegas, Nevada, and the production, cultivation, and dispensary facilities in Clark County, Nevada. However, as discussed in the section entitled “Legal Proceedings,” we are currently engaged in litigation with respect to the receipt of MediFarm’s provisional licenses for its two proposed dispensaries in Clark County Nevada. With respect to MediFarm I, it obtained a provisional license from the State of Nevada for its proposed dispensary in Reno, Nevada. With respect to MediFarm II, it obtained provisional licenses from the State of Nevada for its proposed production and cultivation facilities in Spanish Springs, Nevada.

MediFarm, MediFarm I, and MediFarm II, have also received preliminary approval from their respective local jurisdictions in connection with the proposed production, cultivation, and/or dispensary facilities, except for the provisional licenses for the proposed dispensaries of MediFarm that are currently subject to ongoing litigation. With provisional licenses from the State of Nevada and preliminary approval from the respective local jurisdictions, MediFarm, MediFarm I, and MediFarm II have begun securing additional business licenses, construction permits, and final operational permits and certificates from the local and state jurisdictions in which they propose to operate. MediFarm, MediFarm I, or MediFarm II may not be able to obtain or maintain the necessary final licenses, permits, authorizations, or accreditations. Even if MediFarm, MediFarm I, and MediFarm II are able to obtain the necessary final licenses, permits, authorizations, or accreditations, we will require substantial capital to commence their proposed business operations, as to which there can be no assurance. We currently anticipate commencing operations at MediFarm’s proposed cultivation and production facilities in Clark County, Nevada on or around the third quarter of 2016, as to which there can be no assurance. We currently anticipate commencing operations at MediFarm’s proposed dispensary in Las Vegas, Nevada on or around the fourth quarter of 2015, as to which there can be no assurance. We currently anticipate commencing operations at MediFarm’s I proposed dispensary in Reno, Nevada on or around the fourth quarter of 2015, as to which there can be no assurance. We currently anticipate commencing operations at MediFarm’s II proposed cultivation and production facility in Spanish Springs, Nevada on or around the fourth quarter of 2016, as to which there can be no assurance.

If and when MediFarm, MediFarm I, or MediFarm II receives the necessary licenses, permits, authorizations, or accreditations, MediFarm, MediFarm I, and MediFarm II may face substantial competition in the operation of cultivation, production, and dispensary facilities in Nevada. It is anticipated that there will be numerous applicants that will be granted provisional licenses. Our management has extensive experience in successfully developing, implementing, and operating all facets of equivalent businesses in other markets. We believe this experience will provide MediFarm, MediFarm I, MediFarm II with a competitive advantage over these other applicants.

MediFarm, MediFarm I, and MediFarm II rely on a combination of trademark laws, trade secrets, confidentiality provisions, and other contractual provisions to protect their proprietary rights. MediFarm, MediFarm I, or MediFarm II do not own any patents.

IVXX

On September 16, 2014, we formed IVXX for the purposes of producing a line of cannabis flowers and cigarettes, as well as a complete line of cannabis pure concentrates including: oils, waxes, shatters, and clears. The science of cannabis concentrate extraction functions on the solubility of the cannabinoids and other active ingredients in the cannabis plant. Cannabinoids are not water soluble, so to extract them properly, the cannabinoids must be dissolved in a solvent. Co2 functions as a solvent when it is heated or cooled and pushed through the flower at high (supercritical) or low (subcritical) pressures. Many argue that Co2 extraction is the least-toxic form of cannabis concentrate extraction because of its low environmental impact and nonexistent toxicity. IVXX has chosen the Co2 extraction method and uses its supercritical Co2 extractor, as well as other proprietary processes, to produce its concentrates in its lab located in Oakland, California. Essentially, our supercritical Co2 extractor processes raw cannabis plants and separates the chemical cannabinoids from the cannabis plant material, producing a concentrate. IVXX also expects to sell clothing, apparel, and other various branded products.

IVXX currently offers its products to three select dispensaries in California, The Green Door, Blum Oakland, and SFVDM. The Green Door is a permitted Medical Cannabis Dispensary in San Francisco, California. Blum Oakland is a permitted Medical Cannabis Dispensary in Oakland, California, and is a company in which Derek Peterson, our President, Chief Executive Officer, and Chairman of our Board, holds a 12% ownership interest in. SFVDM is a permitted Medical Cannabis Dispensary in Van Nuys, California. IVXX wholesales its products to these three retailers. None of IVXX’s products cross state lines. IVXX is actively seeking opportunities to sell its products to other retailers located throughout the State of California. IVXX anticipates expanding its business into other states in which the sale of marijuana is legally permitted. In order for such expansion to occur, IVXX must secure the necessary licenses and permits required to operate in any given state, the timing and occurrence of which there can be no assurance. Initially, IVXX anticipates selling its products in Nevada in the dispensaries to be operated by MediFarm, MediFarm I, and/or MediFarm II once they are issued final permits, as to which there can be no assurance. The projected timeline for the commencement of the dispensaries operated by MediFarm, MediFarm I, and/or MediFarm II is set forth above.

IVXX’s target markets are those individuals located in the areas surrounding the dispensaries that sell IVXX’s products and that qualify as “patients” under state and local rules and regulations.

The market for cannabis and medical marijuana products is rapidly evolving. IVXX competes with independent medical marijuana producers. There are significant barriers to entry, such as the time and cost in applying for operational licenses and permits. The location of a dispensary is also relevant, and therefore, the monthly lease amount is often significant. Finally, the growing of medical marijuana requires expertise and the operating costs are often high. Many of our competitors have and will have greater financial and human resources, and longer operating histories then we do. IVXX expects to be able to compete based on the cost, safety, and efficacy of its products. IVXX is consistently engaged in research and development with respect to increasing the efficiency of the processes used to produce its products, as well as improving the quality of its products for the benefit of its patients.

Although distributing medical marijuana is legally permitted in California, provided compliance with applicable state and local laws, rules and regulations, marijuana is illegal under federal law. Strict enforcement of federal law regarding marijuana would likely affect the ability to proceed with IVXX’s business, could expose IVXX to potential criminal liability, and subject its properties to civil forfeiture. Though the cultivation and distribution of marijuana remains illegal under federal law, H.R. 83, enacted by Congress on December 16, 2014, provides that none of the funds made available to the DOJ pursuant to the 2015 Consolidated and Further Continuing Appropriations Act may be used to prevent certain states, including California, from implementing their own laws that authorize the use, distribution, possession, or cultivation of medical marijuana.

Employees

As of the date hereof, we have 11 full-time employees.

Item 1A. Risk Factors

You should carefully consider the risks, uncertainties and other factors described below, in addition to the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto. Any of these risks, uncertainties and other factors could materially and adversely affect our business, financial condition, results of operations, cash flows or prospects. In that case, the trading price of our Common Stock could decline, and you may lose all or part of your investment. An investment in our securities is speculative and involves a high degree of risk. You should not invest in our securities if you cannot bear the economic risk of your investment for an indefinite period of time and cannot afford to lose your entire investment. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position. See also “Cautionary Note Regarding Forward-Looking Statements.”

RISKS RELATING TO OUR BUSINESS AND INDUSTRY

We have a limited operating history, which may make it difficult for investors to predict future performance based on current operations.

We have a limited operating history upon which investors may base an evaluation of our potential future performance. In particular, we have not proven that we can supply hydroponic growing equipment or sell our hydroponic produce in a manner that enables us to be profitable and meet customer requirements, develop intellectual property to enhance GrowOp Technology’s product lines, enhance Edible Garden’s hydroponic produce, obtain the necessary permits and/or achieve certain milestones to develop MediFarm’s, MediFarm I’s, and MediFarm II’s business, enhance IVXX’s line of cannabis flowers, cigarettes, and pure concentrates, develop and maintain relationships with key manufacturers and strategic partners to extract value from our intellectual property, raise sufficient capital in the public and/or private markets, or respond effectively to competitive pressures. As a result, there can be no assurance that we will be able to develop or maintain consistent revenue sources, or that our operations will be profitable and/or generate positive cash flows.

Any forecasts we make about our operations may prove to be inaccurate. We must, among other things, determine appropriate risks, rewards, and level of investment in our product lines, respond to economic and market variables outside of our control, respond to competitive developments and continue to attract, retain and motivate qualified employees. There can be no assurance that we will be successful in meeting these challenges and addressing such risks and the failure to do so could have a materially adverse effect on our business, results of operations and financial condition. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in the early stage of development. As a result of these risks, challenges and uncertainties, the value of your investment could be significantly reduced or completely lost.

Our independent auditor’s report for the fiscal years ended December 31, 2013 and December 31, 2014 is qualified as to our ability to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in our audited annual financial statements as of and for the years ended December 31, 2013 and December 31, 2014, our independent auditors included a note to our financial statements regarding concerns about our ability to continue as a going concern. Recurring losses from operations raise substantial doubt about our ability to continue as a going concern. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

We have incurred significant losses in prior periods, and losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due and on our cash flows.

We have incurred significant losses in prior periods. For the year ended December 31, 2014, we incurred a net loss of $21,889,212 and, as of that date, we had an accumulated deficit of $36,726,529. We incurred net losses in fiscal years 2012 and 2013 of $6,148,350 and $5,836,369, respectively. Any losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flows.

We will likely need additional capital to sustain our operations and will likely need to seek further financing, which we may not be able to obtain on acceptable terms or at all. If we fail to raise additional capital, as needed, our ability to implement our business model and strategy could be compromised.

We have limited capital resources and operations. To date, our operations have been funded entirely from the proceeds of debt and equity financings. We expect to require substantial additional capital in the near future to expand our product lines, develop our intellectual property base, and establish our targeted levels of commercial production. We may not be able to obtain additional financing on terms acceptable to us, or at all.

Even if we obtain financing for our near-term operations, we expect that we will require additional capital thereafter. Our capital needs will depend on numerous factors including: (i) our profitability; (ii) the release of competitive products by our competition; (iii) the level of our investment in research and development; and (iv) the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership held by our existing stockholders will be reduced and our stockholders may experience significant dilution. In addition, new securities may contain rights, preferences or privileges that are senior to those of our Common Stock. If we raise additional capital by incurring debt, this will result in increased interest expense. If we raise additional funds through the issuance of securities, market fluctuations in the price of our shares of Common Stock could limit our ability to obtain equity financing.

We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us. If we are unable to raise capital when needed, our business, financial condition, and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations.

We face intense competition and many of our competitors have greater resources that may enable them to compete more effectively.

The industries in which we operate in general are subject to intense and increasing competition. Some of our competitors may have greater capital resources, facilities and diversity of product lines, which may enable them to compete more effectively in this market. Our competitors may devote their resources to developing and marketing products that will directly compete with our product lines. Due to this competition, there is no assurance that we will not encounter difficulties in obtaining revenues and market share or in the positioning of our products. There are no assurances that competition in our respective industries will not lead to reduced prices for our products. If we are unable to successfully compete with existing companies and new entrants to the market this will have a negative impact on our business and financial condition.

If we fail to protect our intellectual property, our business could be adversely affected.

Our viability will depend, in part, on our ability to develop and maintain the proprietary aspects of our technology to distinguish our products from our competitors’ products. We rely on copyrights, trademarks, trade secrets, and confidentiality provisions to establish and protect our intellectual property.

Any infringement or misappropriation of our intellectual property could damage its value and limit our ability to compete. We may have to engage in litigation to protect the rights to our intellectual property, which could result in significant litigation costs and require a significant amount of our time. In addition, our ability to enforce and protect our intellectual property rights may be limited in certain countries outside the United States, which could make it easier for competitors to capture market position in such countries by utilizing technologies that are similar to those developed or licensed by us.

Competitors may also harm our sales by designing products that mirror the capabilities of our products or technology without infringing on our intellectual property rights. If we do not obtain sufficient protection for our intellectual property, or if we are unable to effectively enforce our intellectual property rights, our competitiveness could be impaired, which would limit our growth and future revenue.

We may also find it necessary to bring infringement or other actions against third parties to seek to protect our intellectual property rights. Litigation of this nature, even if successful, is often expensive and time-consuming to prosecute and there can be no assurance that we will have the financial or other resources to enforce our rights or be able to enforce our rights or prevent other parties from developing similar technology or designing around our intellectual property.

Although we believe that our technology does not and will not infringe upon the patents or violate the proprietary rights of others, it is possible such infringement or violation has occurred or may occur, which could have a material adverse effect on our business.

We are not aware of any infringement by us of any person’s or entity’s intellectual property rights. In the event that products we sell are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our products or obtain a license for the manufacture and/or sale of such products or cease selling such products. In such event, there can be no assurance that we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business.

There can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. If our products or proposed products are deemed to infringe or likely to infringe upon the patents or proprietary rights of others, we could be subject to injunctive relief and, under certain circumstances, become liable for damages, which could also have a material adverse effect on our business and our financial condition.

Our trade secrets may be difficult to protect.

Our success depends upon the skills, knowledge, and experience of our scientific and technical personnel, our consultants and advisors, as well as our licensors and contractors. Because we operate in several highly competitive industries, we rely in part on trade secrets to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality or non-disclosure agreements with our corporate partners, employees, consultants, outside scientific collaborators, developers, and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third parties confidential information developed by the receiving party or made known to the receiving party by us during the course of the receiving party’s relationship with us. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property, and we enter into assignment agreements to perfect our rights.

These confidentiality, inventions and assignment agreements may be breached and may not effectively assign intellectual property rights to us. Our trade secrets also could be independently discovered by competitors, in which case we would not be able to prevent the use of such trade secrets by our competitors. The enforcement of a claim alleging that a party illegally obtained and was using our trade secrets could be difficult, expensive and time consuming and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain meaningful trade secret protection could adversely affect our competitive position.

Our business, financial condition, results of operations, and cash flows have been, and may in the future be, negatively impacted by challenging global economic conditions.

The recent global economic slowdown has caused disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, and declining consumer and business confidence, which has led to decreased levels of consumer spending. These macroeconomic developments have and could continue to negatively impact our business, which depends on the general economic environment and levels of consumer spending. As a result, we may not be able to maintain our existing customers or attract new customers, or we may be forced to reduce the price of our products. We are unable to predict the likelihood of the occurrence, duration or severity of such disruptions in the credit and financial markets and adverse global economic conditions. Any general or market-specific economic downturn could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our future success depends on our key executive officers and our ability to attract, retain, and motivate qualified personnel.

Our future success largely depends upon the continued services of our executive officers and management team, especially our President and Chief Executive Officer, Mr. Derek Peterson. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Additionally, we may incur additional expenses to recruit and retain new executive officers. If any of our executive officers joins a competitor or forms a competing company, we may lose some or all of our customers. Finally, we do not maintain “key person” life insurance on any of our executive officers. Because of these factors, the loss of the services of any of these key persons could adversely affect our business, financial condition, and results of operations, and thereby an investment in our stock.

Our continuing ability to attract and retain highly qualified personnel will also be critical to our success because we will need to hire and retain additional personnel as our business grows. There can be no assurance that we will be able to attract or retain highly qualified personnel. We face significant competition for skilled personnel in our industry. This competition may make it more difficult and expensive to attract, hire, and retain qualified managers and employees. Because of these factors, we may not be able to effectively manage or grow our business, which could adversely affect our financial condition or business. As a result, the value of your investment could be significantly reduced or completely lost.

Our success depends on the adoption of our hydroponic equipment products by several communities, including horticulture enthusiasts, local urban farmers, and greenhouse growers, and if these communities do not adopt our products, then our revenue will be severely limited.

The major groups to whom we believe our hydroponic equipment products appeal may not continue to embrace our products. Acceptance of our products will depend on several factors, including cost, ease of use, familiarity of use, convenience, timeliness, strategic partnerships, and reliability. If we fail to meet our customers’ needs and expectations adequately, our product offerings may not be competitive and our ability to commence or continue generating revenues could be reduced. We also cannot ensure that our business model will gain wide acceptance among all targeted groups. If the market fails to continue to develop, or develops more slowly than we expect, our ability to commence or continue generating revenues could be reduced.

Our targeted customer base for our hydroponic equipment products is diverse and we face a challenge in adequately meeting each group’s needs.

Because we will serve multiple types of customers from gardening enthusiasts to small-scale produce farmers, we must work constantly to understand the needs, standards, and technical requirements of several different customer groups, and must devote significant resources to developing products for their interests. If we do not accurately predict our customers’ needs and expectations, we may expend valuable resources in developing products that do not achieve broad acceptance across the markets.

If our suppliers are unable to supply us with high quality hydroponic growing equipment consistently at sufficient volumes, our relationship with our customers may suffer and our operating results will be adversely affected.

Our customers expect us to deliver our hydroponic growing equipment consistently at sufficient volumes, while meeting their established quality standards. If our suppliers are unable to consistently deliver such volumes to us, our relationship with customers could be adversely affected which could have a negative impact on our operating results.

We are dependent on the popularity of consumer acceptance of hydroponic grown produce.

Our ability to generate revenue and be successful in the implementation of Edible Garden’s business plan is dependent on consumer acceptance and demand of hydroponic grown produce.

A drop in the retail price of commercially grown produce may negatively impact our business.

The demand for Edible Garden’s hydroponic grown produce depends in part on the price of commercially grown produce. Fluctuations in economic and market conditions that impact the prices of commercially grown produce, such as increases in the supply of such produce and the decrease in the price of commercially grown produce, could cause the demand for hydroponic grown produce to decline, which would have a negative impact on our business.

We may not be able to effectively manage our growth or improve our operational, financial, and management information systems, which would impair our results of operations.

In the near term, we intend to expand the scope of our operations activities significantly. If we are successful in executing our business plan, we will experience growth in our business that could place a significant strain on our business operations, finances, management and other resources. The factors that may place strain on our resources include, but are not limited to, the following:

•	The need for continued development of our financial and information management systems;

•	The need to manage strategic relationships and agreements with manufacturers, customers and partners; and

•	Difficulties in hiring and retaining skilled management, technical, and other personnel necessary to support and manage our business.

Additionally, our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. Our ability to effectively manage growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage, and retain qualified management and other personnel. There can be no assurance that we will be successful in recruiting and retaining new employees, or retaining existing employees.

We cannot provide assurances that our management will be able to manage this growth effectively. Our failure to successfully manage growth could result in our sales not increasing commensurately with capital investments or otherwise materially adversely affecting our business, financial condition, or results of operations.

If we are unable to continually innovate and increase efficiencies, our ability to attract new customers may be adversely affected.

In the area of innovation, we must be able to develop new technologies and products that appeal to our customers. This depends, in part, on the technological and creative skills of our personnel and on our ability to protect our intellectual property rights. We may not be successful in the development, introduction, marketing, and sourcing of new technologies or innovations, that satisfy customer needs, achieve market acceptance, or generate satisfactory financial returns.

If we are unable to adopt or incorporate technological advances into GrowOp Technology’s hydroponic equipment products, our business could become less competitive, uncompetitive, or obsolete and we may not be able to compete effectively with competitors’ products.

We expect that technological advances in the processes and procedures for hydroponic growing equipment will continue to occur. As a result, there are risks that products that compete with our products could be improved or developed. If we are unable to adopt or incorporate technological advances, our products could be less efficient or cost-effective than methods developed and sold by our competitors, which could cause our products to become less competitive, uncompetitive or obsolete, which would have a material adverse effect on GrowOp Technology’s financial condition, and to a much lesser extent, on our financial condition.

Competing forms of specialized agricultural equipment may be more desirable to consumers or make our products obsolete.

There are currently several different specialized agricultural equipment technologies being deployed in urban vertical farming operations other than hydroponics, such as aquaponics and terraponics. Further development of any of these competitive technologies may lead to advancements in vertical farming techniques that will make our products obsolete. Consumers may prefer alternative technologies and products. Any developments that contribute to the obsolescence of our products may substantially impact our business, reducing our ability to generate revenues.

Litigation may adversely affect our business, financial condition, and results of operations.

From time to time in the normal course of our business operations, we may become subject to litigation that may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operations are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims could adversely affect our business and the results of our operations.

Our officers and directors have significant control over stockholder matters and the minority stockholders will have little or no control over our affairs.

Our officers and directors currently own approximately 28.81% of our outstanding Common Stock, and, through the ownership of preferred stock, have approximately 97% of stockholder voting power, and thus significant control over stockholder matters, such as election of directors, amendments to the Articles of Incorporation, and approval of significant corporate transactions. As a result, the Company’s minority stockholders will have little or no control over its affairs.

If we fail to implement and maintain proper and effective internal controls and disclosure controls and procedures pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our ability to produce accurate and timely financial statements and public reports could be impaired, which could adversely affect our operating results, our ability to operate our business, and investors’ views of us.

As of December 31, 2014, management assessed the effectiveness of our internal controls over financial reporting. Management concluded, as of the fiscal year ended December 31, 2014, that our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Management concluded that our internal controls were adversely affected by deficiencies in the design or operation of our internal controls, which management considered to be material weaknesses. These material weaknesses include the following:

•

lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors (“Board”), resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

•	inadequate segregation of duties consistent with control objectives; and

•	ineffective controls over period end financial disclosure and reporting processes.

The failure to implement and maintain proper and effective internal controls and disclosure controls could result in material weaknesses in our financial reporting such as errors in our financial statements and in the accompanying footnote disclosures that could require restatements. Investors may lose confidence in our reported financial information and disclosure, which could negatively impact our stock price.

We do not expect that our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our insurance coverage may be inadequate to cover all significant risk exposures.

We will be exposed to liabilities that are unique to the products we provide. While we intend to maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs resulting from risks and uncertainties of our business. It is also not possible to obtain insurance to protect against all operational risks and liabilities. The failure to obtain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition and results of operations. We do not have any business interruption insurance. Any business disruption or natural disaster could result in substantial costs and diversion of resources.

Because we do not have an audit or compensation committee, stockholders will have to rely on our officers and directors, most of whom are not independent, to perform these functions.

Because we do not have an audit or compensation committee, stockholders will have to rely on our officers and directors, most of whom are not independent, to perform these functions. Thus, there is a potential conflict of interest in that our officers and directors have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

Federal regulation and enforcement may adversely affect the implementation of medical marijuana laws and regulations may negatively impact our revenues and profits.

Currently, there are 23 states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the CSA, the policies and regulations of the Federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to medical marijuana, as to the timing or scope of any such potential amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law, and we may be deemed to be producing, cultivating, or dispensing marijuana in violation of federal law with respect to MediFarm’s, MediFarm I’s, MediFarm II’s, or IVXX’s current or proposed business operations or we may be deemed to be facilitating the sale or distribution of drug paraphernalia in violation of federal law with respect to GrowOp Technology’s business operations. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect our revenues and profits. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain.

The U.S. Supreme Court declined to hear a case brought by San Diego County, California that sought to establish federal preemption over state medical marijuana laws. The preemption claim was rejected by every court that reviewed the case. The California 4th District Court of Appeals wrote in its unanimous ruling, “Congress does not have the authority to compel the states to direct their law enforcement personnel to enforce federal laws.” However, in another case, the U.S. Supreme Court held that, as long as the CSA contains prohibitions against marijuana, under the Commerce Clause of the United States Constitution, the United States may criminalize the production and use of homegrown cannabis even where states approve its use for medical purposes.

In an effort to provide guidance to federal law enforcement, the DOJ has issued Guidance Regarding Marijuana Enforcement to all United States Attorneys in a memorandum from Deputy Attorney General David Ogden on October 19, 2009, in a memorandum from Deputy Attorney General James Cole on June 29, 2011 and in a memorandum from Deputy Attorney General James Cole on August 29, 2013. Each memorandum provides that the DOJ is committed to the enforcement of the CSA, but, the DOJ is also committed to using its limited investigative and prosecutorial resources to address the most significant threats in the most effective, consistent and rational way.

The August 29, 2013 memorandum provides updated guidance to federal prosecutors concerning marijuana enforcement in light of state laws legalizing medical and recreational marijuana possession in small amounts.

The memorandum sets forth certain enforcement priorities that are important to the federal government:

•	Distribution of marijuana to children;

•	Revenue from the sale of marijuana going to criminals;

•	Diversion of medical marijuana from states where it is legal to states where it is not;

•	Using state authorized marijuana activity as a pretext of other illegal drug activity;

•	Preventing violence in the cultivation and distribution of marijuana;

•	Preventing drugged driving;

•	Growing marijuana on federal property; and

•	Preventing possession or use of marijuana on federal property.

The DOJ has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but has relied on state and local law enforcement to address marijuana activity. In the event the DOJ reverses its stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our business and our revenue and profits. Furthermore, H.R. 83, enacted by Congress on December 16, 2014, provides that none of the funds made available to the DOJ pursuant to the 2015 Consolidated and Further Continuing Appropriations Act may be used to prevent certain states, including Nevada and California, from implementing their own laws that authorized the use, distribution, possession, or cultivation of medical marijuana.

We could be found to be violating laws related to medical cannabis.

Currently, there are 23 states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the CSA, the policies and regulations of the federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to medical marijuana, as to the timing or scope of any such amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain. With respect to GrowOp, we currently sell a material portion of our hydroponic equipment to medical marijuana growers. Should it be determined under the CSA that GrowOp’s products or equipment are deemed to fall under the definition of drug paraphernalia because its products could be determined to be primarily intended or designed for use in manufacturing or producing cannabis, GrowOp Technology could be found to be in violation of federal drug paraphernalia laws and there may be a direct and adverse effect on GrowOp Technology’s business, revenues, and profits, and to a lesser extent, our business, revenues, and profits. With respect to MediFarm, MediFarm I, and MediFarm II, we do not currently cultivate, produce, sell, or distribute any medical marijuana, and, therefore, we have no risk that we will be deemed to facilitate the selling or distribution of medical marijuana in violation of federal law. However, if we obtain the necessary final government approvals and permits in Nevada and obtain the necessary funding to commence the cultivation and production of medical marijuana and/or the operation of dispensary facilities for our MediFarm, MediFarm I, and MediFarm II subsidiaries, as to the successful achievement of any or all of such objectives there can be no assurance, we could be found in violation of the CSA. Finally, we could be found in violation of the CSA in connection with the sale of IVXX’s cannabis flowers, cigarettes, and pure concentrates. This would cause a direct and adverse effect on our subsidiaries’ intended businesses and on our revenue and profits.

Variations in state and local regulation and enforcement in states that have legalized medical cannabis that may restrict marijuana-related activities, including activities related to medical cannabis may negatively impact our revenues and profits.

Individual state laws do not always conform to the federal standard or to other states laws. A number of states have decriminalized marijuana to varying degrees, other states have created exemptions specifically for medical cannabis, and several have both decriminalization and medical laws. Two states, Colorado and Washington, have legalized the recreational use of cannabis. Variations exist among states that have legalized, decriminalized, or created medical marijuana exemptions. For example, Alaska and Colorado have limits on the number of marijuana plants that can be homegrown. In most states, the cultivation of marijuana for personal use continues to be prohibited except for those states that allow small-scale cultivation by the individual in possession of medical marijuana needing care or that person’s caregiver. Active enforcement of state laws that prohibit personal cultivation of marijuana may indirectly and adversely affect our business and our revenue and profits.

It is possible that federal or state legislation could be enacted in the future that would prohibit us or potential customers from selling GrowOp Technology’s products, and if such legislation were enacted, our revenues could decline, leading to a loss in your investment.

We are not aware of any federal or state regulation that regulates the sale of indoor cultivation equipment to medical or recreational marijuana growers. The extent to which the regulation of drug paraphernalia under the CSA is applicable to GrowOp Technology’s business and the sale of GrowOp Technology’s products is found in the definition of “drug paraphernalia.” Drug paraphernalia means any equipment, product, or material of any kind that is primarily intended or designed for use in manufacturing, compounding, converting, concealing, producing processing, preparing, injecting, ingesting, inhaling, or otherwise introducing into the human body a controlled substance, possession of which is unlawful. Our products are primarily designed for general agricultural use. We have no direct or indirect design features in our equipment specifically or primarily of the cultivation of medical cannabis. Although it is possible that medical marijuana may be grown in our hydroponic equipment, we make no inquiry of our customers as to their intended agricultural use of our products.

Our understanding of federal or state regulation of the sale of indoor cultivation equipment to medical or recreational cannabis growers is prohibited if the primary intent or design of the equipment is indoor cultivation equipment to medical or recreational cannabis growers. Our products are primarily designed for general agricultural use. We have no direct or indirect design features in our equipment specifically or primarily of the cultivation of medical marijuana. Although it is possible that medical marijuana may be grown in GrowOp Technology’s hydroponic equipment, we make no inquiry of our customers as to their intended agricultural use of GrowOp Technology’s products. If federal and/or state legislation is enacted which prohibits the sale of our growing equipment to medical cannabis growers, our revenues would decline, leading to a loss of a material portion of your investment.

Prospective customers may be deterred from doing business with a company with a significant nationwide online presence because of fears of federal or state enforcement of laws prohibiting possession and sale of medical or recreational marijuana.

Our website is visible in jurisdictions where medicinal and/or recreational use of marijuana is not permitted and, as a result, we may be found to be violating the laws of those jurisdictions. We could lose potential customers as they could fear federal prosecution for growing marijuana with GrowOp Technology’s equipment, reducing our revenue. In most states in which the production and sale of marijuana have been legalized, there are additional laws or licenses required and some states altogether prohibit home cultivation, all of which could make the loss of potential customers more likely.

Marijuana remains illegal under Federal law.

Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law. Since federal law criminalizing the use of marijuana preempts state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in our inability to proceed with our business plan, especially in respect of MediFarm, MediFarm I, MediFarm II, and IVXX.

Laws and regulations affecting the medical marijuana industry are constantly changing, which could detrimentally affect the proposed operations of MediFarm, MediFarm I, and MediFarm II, and the business of IVXX.

Local, state, and federal medical marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter certain aspects of our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt certain aspects of our business plan and result in a material adverse effect on certain aspects of our planned operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to certain aspects of our proposed medical marijuana businesses through MediFarm, MediFarm I, MediFarm II, and our business of selling cannabis products through IVXX. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

We may not obtain the necessary permits and authorizations to operate the medical marijuana business.

MediFarm, MediFarm I, or MediFarm II may not be able to obtain or maintain the necessary licenses, permits, authorizations, or accreditations, or may only be able to do so at great cost, to operate its medical marijuana business. In addition, we may not be able to comply fully with the wide variety of laws and regulations applicable to the medical marijuana industry. Failure to comply with or to obtain the necessary licenses, permits, authorizations, or accreditations could result in restrictions on our ability to operate the medical marijuana business, which could have a material adverse effect on our business.

If we incur substantial liability from litigation, complaints, or enforcement actions, our financial condition could suffer.

MediFarm’s, MediFarm I’s, MediFarm II’s, and IVXX’s participation in the medical marijuana industry may lead to litigation, formal or informal complaints, enforcement actions, and inquiries by various federal, state, or local governmental authorities against these subsidiaries. Litigation, complaints, and enforcement actions involving these subsidiaries could consume considerable amounts of financial and other corporate resources, which could have a negative impact on our sales, revenue, profitability, and growth prospects. As our subsidiaries, MediFarm, MediFarm I, and MediFarm II, are only in the process of obtaining final licenses to cultivate and sell medical marijuana in Nevada, and are not as such presently engaged in the cultivation or distribution of marijuana, our subsidiaries have not been, and are not currently, subject to any material litigation, complaint, or enforcement action regarding marijuana (or otherwise) brought by any federal, state, or local governmental authority. IVXX is presently engaged in the distribution of marijuana; however, we have not been, and are not currently, subject to any material litigation, complaint or enforcement action regarding marijuana (or otherwise) brought by any federal, state, or local governmental authority with respect to IVXX’s business.

We may have difficulty accessing the service of banks, which may make it difficult for us to operate.

Since the use of marijuana is illegal under federal law, there is a strong argument that banks cannot accept for deposit funds from businesses involved with the marijuana industry. Consequently, businesses involved in the marijuana industry often have difficulty finding a bank willing to accept their business. The inability to open bank accounts may make it difficult for us to operate our contemplated medical marijuana businesses.

RISKS RELATED TO AN INVESTMENT IN OUR SECURITIES

We expect to experience volatility in the price of our Common Stock, which could negatively affect stockholders’ investments.

The trading price of our Common Stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with securities traded in those markets. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. All of these factors could adversely affect your ability to sell your shares of Common Stock or, if you are able to sell your shares, to sell your shares at a price that you determine to be fair or favorable.

The relative lack of public company experience of our management team could adversely impact our ability to comply with the reporting requirements of U.S. securities laws.

Our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by the Sarbanes-Oxley Act of 2002. Our senior management has little experience in managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance, and reporting requirements, including the establishing and maintaining of internal controls over financial reporting. Any such deficiencies, weaknesses, or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy, we could be subject to the imposition of fines and penalties and our management would have to divert resources from attending to our business plan.

Our Common Stock is categorized as “penny stock,” which may make it more difficult for investors to sell their shares of Common Stock due to suitability requirements.

Our Common Stock is categorized as “penny stock”. The Securities and Exchange Commission (the “SEC”) has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The price of our Common Stock is significantly less than $5.00 per share, and is therefore considered “penny stock.” This designation imposes additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer buying our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities given the increased risks generally inherent in penny stocks. These rules may restrict the ability and/or willingness of brokers or dealers to buy or sell our Common Stock, either directly or on behalf of their clients, may discourage potential stockholders from purchasing our Common Stock, or may adversely affect the ability of stockholders to sell their shares.

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our Common Stock, which could depress the price of our Common Stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that the investment is suitable for that customer before recommending an investment to a customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. Thus, the FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our shares of Common Stock, have an adverse effect on the market for our shares of Common Stock, and thereby depress our price per share of Common Stock.

The elimination of monetary liability against our directors, officers, and employees under Nevada law and the existence of indemnification rights for or obligations to our directors, officers, and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers, and employees.

Our Articles of Incorporation contain a provision permitting us to eliminate the personal liability of our directors to us and our stockholders for damages for the breach of a fiduciary duty as a director or officer to the extent provided by Nevada law. We may also have contractual indemnification obligations under any future employment agreements with our officers. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and the resulting costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

We may issue additional shares of Common Stock or preferred stock in the future, which could cause significant dilution to all stockholders.

Our Articles of Incorporation authorize the issuance of up to 350,000,000 shares of Common Stock and 25,000,000 shares of preferred stock, with a par value of $0.001 per share. As of March 18, 2015, we had 208,154,008 shares of Common Stock, 100 shares of Series A Preferred Stock and 15,500,000 shares of Series B Preferred Stock outstanding; however, we may issue additional shares of Common Stock or preferred stock in the future in connection with a financing or an acquisition. Such issuances may not require the approval of our stockholders. In addition, certain of our outstanding rights to purchase additional shares of Common Stock or securities convertible into our Common Stock are subject to full-ratchet anti-dilution protection, which could result in the right to purchase significantly more shares of Common Stock being issued or a reduction in the purchase price for any such shares or both. Any issuance of additional shares of our Common Stock, or equity securities convertible into our Common Stock, including but not limited to, preferred stock, warrants, and options, will dilute the percentage ownership interest of all stockholders, may dilute the book value per share of our Common Stock, and may negatively impact the market price of our Common Stock.

Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of us.

Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and “interested stockholders” for three years after an “interested stockholder” first becomes an “interested stockholder,” unless the corporation’s board of directors approves the combination in advance. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquiror to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada’s business combination law is to potentially discourage parties interested in taking control of us from doing so if it cannot obtain the approval of our Board. Both of these provisions could limit the price investors would be willing to pay in the future for shares of our Common Stock.

Because we do not intend to pay any cash dividends on our Common Stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Declaring and paying future dividends, if any, will be determined by our Board, based upon earnings, financial condition, capital resources, capital requirements, restrictions in our Articles of Incorporation, contractual restrictions, and such other factors as our Board deems relevant. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real estate or other physical properties material to our operations. We operate from leased space. Our executive offices are located at 4700 Von Karman Avenue, Suite 100, Newport Beach, California 92660, and our telephone number is (855) 447-6967. The lease is for an initial term of 3 years and expires on May 31, 2015. The current monthly base rent amount equals $622.

GrowOp Technology operates its manufacturing and distribution facility at 2101 A. Alton Parkway, Irvine, California, 92606. The monthly lease payment is $2,900. The term of the lease is month-to-month. GrowOp Technology currently uses approximately 75% of the facility.

Edible Garden leases land located at 283 Country Road 519, Belvidere, New Jersey 07823, on which land sits a greenhouse structure. The lease is for a term of 24 months, at a cost of $14,000 per month, and terminates on December 31, 2016. The land is being leased from David and Greda Vande Vrede, who are the parents of our directors Ken Vande Vrede, Mike Vande Vrede, and Steve Vande Vrede. We used capital raised throughout 2013 to finish the construction of the greenhouse facility. The facility, at maximum production, can produce up to 25,000 plants per week, per acre, operating 52 weeks a year at an average sales price of $1.55 per plant. The Company believes that at full production, the facility is capable of producing up to $10 million in annual sales. Edible Garden is currently using approximately 75% of this facility. Edible Garden added two acres inside of the greenhouse, which are outfitted with high-tech Dutch bucket hydroponic equipment. This equipment moves seed through the entire growing process, thus, reducing labor costs and increasing efficiency. The construction was completed, and production of various herbs commenced, in December 2014.

IVXX recently completed construction of its supercritical Co2 extraction lab located at 578 West Grand Avenue, Oakland, California 94612. The lab is approximately 550 square feet. The lab is not currently utilized at full capacity. The lab is located in the medical marijuana dispensary of Blum Oakland, a company in which Derek Peterson, our President, Chief Executive Officer, and Chairman of our Board holds a 12% ownership interest in. IVXX is currently not charged any rent to use the space.

Terra Tech also maintains an office located at 4471 Dean Martin Drive, #2606, Las Vegas, Nevada 89103. The lease amount is $1,975 per month. The lease expires on February 28, 2016.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On March 29, 2011, Dhar Mann and WeGrow Garden Supply LLC filed an Individual and Corporate Complaint in the Superior Court of the State of California, Alameda County, File No. RG11568327 (the “Dhar Mann Complaint”), against GrowOp Technology alleging, among other things, that Mr. Mann is a 37.5% owner of GrowOp Technology and claiming damages of approximately $2,200,000 in connection with a purported agreement to sell Mr. Mann shares of common stock of GrowOp Technology equal to 37.5% ownership in GrowOp Technology. The Dhar Mann Complaint is also seeking an order from the court prohibiting GrowOp Technology from selling any additional securities or becoming a public company. GrowOp Technology denies, among other things in the Dhar Mann Complaint, the existence of a purported agreement to sell Mr. Mann shares of common stock of GrowOp Technology amounting to 37.5% ownership in GrowOp Technology or the damages owed. The parties have settled this case and in connection therewith, we issued 200,000 shares of Common Stock to Mr. Mann and his designee.

On December 1, 2014, a lawsuit was filed in Clark County, Nevada District Court by five dispensary applicants who received Clark County special use permits but did not receive provisional state registration certificates. These plaintiffs are suing the division (the “Division”) for injunctive relief and judicial review alleging that, among other things, the Division improperly ranked the dispensary applications from Clark County. MediFarm is one of the defendants because it received a provisional registration from the State of Nevada, but has not received a special use permit from Clark County. MediFarm’s special use permit application with others is pending. The lawsuit lists MediFarm as a defendant along with the other applicants that received state approval, but not county; the 10 applicants with approval from the county and the state; and the three applicants that did not opt to join the lawsuit.

The Division responded to the lawsuit on December 9, 2014, asking the court or the Nevada legislature to resolve the dispute. The Division stated that “unless otherwise directed by this Court or the Nevada Legislature, the Division plans to determine if any registrations should be revoked and then accept new applications next calendar year to assure the issuance of the dispensary registrations for any vacant slots.” An initial hearing was held on December 10, 2014.

On December 29, 2014, the Clark County Commission voted 5 to 1 to formally deny, without prejudice, all applications for special use permits that had previously been held in abeyance, including the two applications submitted by MediFarm for medical marijuana dispensaries in Clark County, Nevada. This denial was not directed at any particular applicant, but came as a recommendation from Clark County’s district attorney to the Commissioners in an effort to reconcile the state and local selection processes. The state had issued 18 provisional certificates for dispensaries in Clark County, including two to MediFarm, but only ten of these had received Clark County special use permits.

The action by the Commissioners followed a Clark County District Court order issued on December 26, 2014 in the lawsuit filed by five dispensary applicants who got approval from Clark County, but not the state. Those applicants had asked the court to rule that the state improperly approved applicants who lacked county zoning approval. However, District Judge Kathleen Delaney found the state appropriately followed the law in choosing which applications to approve and had substantially complied with Nevada’s medical marijuana law in Nevada Revised Statutes, Chapter 453A. Judge Delaney further stated that “[t]he Legislature clearly did not intend for the local jurisdictions…to have de facto authority to dictate to the Division whom it may consider for registration.”

The plaintiffs in the lawsuit filed an amended complaint on December 29, 2014. Clark County subsequently moved to intervene and the district court granted the request in a minute order on January 16, 2015. In the same minute order, the district court also allowed for dismissal of defendants Clear River, LLC, Gravitas Nevada Ltd., Euphoria Wellness, LLC, Livefree Wellness, LLC, Nuleaf Clark Dispensary LLC, and Polaris Dispensary, LLC. The district court determined that complete relief could be accorded without the parties who had received both State and County approvals.

On January 23, 2015, MediFarm sued Clark County, Nevada for Declaratory and Injunctive Relief, and for Judicial Review pursuant to Nevada Revised Statute Section 278.3195 of Clark County’s decision to deny MediFarm’s application for a special use permit that would allow MediFarm to operate a medical marijuana dispensary in unincorporated Clark County. Specifically, MediFarm alleged that Clark County, during the special use permit process in June 2014, preselected special use permit applicants that Clark County wanted as dispensary operators by issuing special use permits pursuant to Title 30 of the Clark County Code before the applications were even due to be submitted to the State of Nevada for dispensary registration certificates. Clark County deselected MediFarm by holding MediFarm’s special use permit application in abeyance, even though Clark County staff indicated that MediFarm met all of the requirements necessary for the issuance of a special use permit.

While its special use permit application was held in abeyance by Clark County, MediFarm applied for and received a dispensary registration certificate from the State of Nevada. Several applicants that had been preselected by Clark County did not. Clark County, unhappy with the State of Nevada’s issuance of certificates to dispensary applicants different than those preferred by Clark County, then denied MediFarm’s special use permit application without explanation. We believe this was a clear attempt by Clark County to inappropriately control the approval process for dispensaries, even though the State of Nevada was primarily tasked with assessing and ranking applicants for such dispensaries. In so doing, we believe Clark County acted in an arbitrary and capricious manner, and violated both Clark County Code as well as Nevada law. MediFarm’s lawsuit seeks Judicial Review of Clark County’s actions, and an affirmative injunction required Clark County to consider and approve MediFarm’s special use permit.

On November 20, 2014, Bianca Barnhill sent us a letter alleging that we were violating her rights relating to the IVXX mark. Our position is that it does not infringe such rights, and in fact, we believe that we have priority and it is Ms. Barnhill who is infringing our rights. We sent Ms. Barnhill a cease and desist letter on December 23, 2014. We intend to vigorously defend the matter should Ms. Barnhill pursue her claim; however, we are trying to amicably resolve the matter.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is quoted on the OTC Markets Group, Inc.’s OTCQB tier under the symbol “TRTC.” The following is a summary of the high and low closing bid prices of our Common Stock for the periods indicated, as reported by the OTC Markets Group, Inc. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	CLOSING BID PRICE PER SHARE
	HIGH	LOW
Year ended December 31, 2015
First Quarter (through March 18, 2015)	$0.2885	$0.175

Year ended December 31, 2014
First Quarter	$1.38	$0.15
Second Quarter	$1.03	$0.347
Third Quarter	$0.58	$0.218
Fourth Quarter	$0.495	$0.245

Year ended December 31, 2013
First Quarter	$0.6001	$0.165
Second Quarter	$0.205	$0.0901
Third Quarter	$0.15	$0.058
Fourth Quarter	$1.35	$0.061

On March 18, 2015, the closing bid price on the OTC Markets Group, Inc.’s OTCQB tier for our Common Stock was $0.175.

Stockholders

As of March 18, 2015, there were 208,154,008 shares of Common Stock issued and outstanding (excluding shares of Common Stock issuable upon conversion or conversion into shares of Common Stock of all of our currently outstanding Series A Preferred Stock and Series B Preferred Stock and exercise of our warrants) held by approximately 92 stockholders of record. We believe that we have more than 25,000 beneficial holders of our Common Stock.

Dividends

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future. There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

•	we would not be able to pay our debts as they become due in the usual course of business; or

•

our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our Articles of Incorporation.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Penny Stock Regulations

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

Recent Sales of Unregistered Securities

On February 9, 2012, we issued an aggregate of 33,998,520 shares of our Common Stock to the former stockholders of GrowOp Technology in connection with the reverse merger. On February 26, 2012, also in connection with the reverse merger with GrowOp Technology, we issued an aggregate of 100 shares of Series A Preferred Stock and 14,750,000 shares of Series B Preferred Stock to Derek Peterson and Amy Almsteier, both of whom are officers and directors of the Company. The aggregate amount of consideration received by us in exchange for the issuance of the Common Stock, Series A Preferred Stock and Series B Preferred Stock was $4,800,000. The Company offered and sold the shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of Securities Act and Rule 506 of Regulation D promulgated thereunder.

On March 22, 2013, we entered in a Securities Purchase Agreement with certain accredited investors related to the private placement of three 6% Senior Secured Convertible Debentures for aggregate proceeds of $825,000. On April 19, 2013, the Company offered and sold an additional 6% Senior Secured Convertible Debenture for aggregate proceeds of $250,000. On May 3, 2013, the Company offered and sold an additional 6% Senior Secured Convertible Debenture for aggregate proceeds of $250,000. The Company offered and sold the 6% Senior Secured Convertible Debentures pursuant to the exemptions for registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D, promulgated thereunder. Each debenture accrued interest at a rate of 6% per annum and was convertible into shares of our Common Stock at the election of the holder at a conversion price equal to 62% of the lowest daily VWAP of the Common Stock as quoted by Bloomberg L.P. for the first ten (10) trading days immediately preceding the conversation date. The term of each debenture was eight months.

On April 23, 2013, pursuant to the terms of the Share Exchange Agreement, the Company offered and sold 1,250,000 shares of Common Stock of the Company in consideration for all the issued and outstanding shares in Edible Garden, which was approximately equal to $212,500. The shares of Common Stock were offered and sold in reliance on the exemption for registration afforded by Section 4(a)(2) of the Securities Act.

On April 29, 2013, pursuant to the terms of a common stock purchase agreement with Hanover Holdings I, LLC (“Hanover”), we issued 595,239 shares of Common Stock to Hanover as an “initial commitment fee” equal to approximately $125,000. We subsequently issued 4,448,315 shares of Common Stock valued at $271,538 on October 16, 2013, 2,869,957 shares of Common Stock valued at $169,182 on November 6, 2013, 2,766,988 shares of Common Stock valued at $168,325 on December 4, 2013, and 6,600,000 shares of Common Stock valued at $4,014,919 on or about January 25, 2014. The shares of Common Stock were offered and sold in reliance on the exemption for registration afforded by Section 4(a)(2) of the Securities Act.

On April 30, 2013, we offered and sold to the Company’s legal counsel 500,000 shares of Common Stock in exchange for cancellation of approximately $24,998 of debt owed by the Company to its legal counsel. The Company made the offering pursuant to the exemption from registration afforded by Section 4(a)(2) of the Securities Act.

On October 24, 2013, we offered and sold 10,608,667 units to 15 accredited investors, at a purchase price of $0.06 per unit, for aggregate proceeds of $636,520. Each unit consists of one share of Common Stock and one warrant to purchase one share of Common Stock at an exercise price of $0.06 per share. The warrants may be exercised at any time, and have a term of three years. The Company offered and sold the units, pursuant to the exemptions for registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D, promulgated under the Securities Act.

Between August 26, 2013 and December 16, 2013, we issued shares of Common Stock to various holders of 6% Senior Secured Convertible Debentures upon conversion, as follows:

Date of Conversion and Issuance of Common Stock	Amount of Debt Evidenced by Debenture	Conversion price	Number of Shares of Common Stock Issued
August 26, 2013	$47,000	$0.0378	1,243,386
August 29, 2013	$18,000	$0.03782	475,939
August 29, 2013	$170,000	$0.03782	4,494,976
September 23, 2013	$132,500	$0.067	1,977,611
September 23, 2013	$132,500	$0.067	1,977,611
October 7, 2013	$132,500	$0.04652	2,848,237
October 8, 2013	$15,000	$0.044502	337,065
October 11, 2013	$120,000	$0.044516	2,695,660
October 22, 2013	$10,000	$0.040178	248,893
October 28, 2013	$8,000	$0.040178	199,115
November 11, 2013	$9,000	$0.038702	232,545
November 13,2013	$40,000	$0.0386	1,036,269
November 19, 2013	$8,000	$0.038656	273,625
November 20, 2013	$120,000	$0.0386	3,108,808
December 2, 2013	$40,000	$0.0406	985,222
December 16, 2013	$85,000	$0.0425	2,000,000

The issuances were made pursuant to the exemptions for registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

On July 9 and 10, 2014, the Company offered and sold 6,659,429 shares of Common Stock to 34 persons, all but one of whom were accredited investors, in exchange for providing services to the Company valued at approximately $3,528,967. The issuances were made pursuant to the exemptions for registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D, promulgated under the Securities Act.

On May 2, 2013 we issued a warrant to Ron Hart in exchange for scientific, consulting, and advisory services. On July 9, 2014, we issued 444,315 shares of Common Stock to Mr. Hart upon exercise of his warrant. Mr. Hart exercised his warrant pursuant to a cashless exercise feature. The warrant and Common Stock issuances were made pursuant to the exemption from registration afforded by Section 4(a)(2) of the Securities Act.

On various dates commencing on February 5, 2014 and continuing until July 31, 2014, we offered and sold promissory notes totaling $6,550,000, net of a five percent original issue discount (the “OID”), to Dominion Capital LLC (“Dominion”). As of February 5, 2014, the date we entered into the purchase agreement with Dominion, the notes were convertible into 22,982,456 shares of Common Stock. We also issued to Dominion warrants to purchase up to that number of shares of Common Stock equal to 50% of the principal amount of the notes issuable divided by the conversion price. As of February 5, 2014, the date we entered into the purchase agreement with Dominion, the warrants were exercisable for a total of 11,491,228 shares of Common Stock. The notes, warrants and Common Stock issuances were made pursuant to the exemptions for registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D, promulgated under the Securities Act.

On or about November 4, 2014, we issued 200,000 shares of Common Stock to Dharminder Mann and his designee in connection with the settlement of legal proceedings instituted by Mr. Mann and We Grow Garden Supply LLC. The issuance was made pursuant to the exemption from registration afforded by Section 4(a)(2) of the Securities Act.

On December 23, 2014, we issued 2,351,707 shares of Common Stock to fifteen individuals and 750,000 shares of our Series B Preferred Stock to two individuals for services rendered. The issuances were made pursuant to the exemption from registration afforded by Section 4(a)(2) of the Securities Act.

On February 27, 2015, we entered into a Securities and Purchase Agreement with certain purchasers relating to the issuance and sale of (i) 12% Convertible Promissory Notes in the aggregate principal amount of Three Million Dollars ($3,000,000), that are convertible into shares of our Common Stock and (ii) warrants to acquire shares of our Common Stock. The purchase of the notes is expected to occur in six (6) tranches, with the first tranche of $750,000 closing simultaneously with the execution of the Securities Purchase Agreement. The issuance of the notes, the shares of Common Stock underlying the notes, the warrants, and the shares of Common Stock underlying the warrants is and will be exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act, in that the notes, the shares of Common Stock underlying the notes, the warrants, and the shares of Common Stock underlying the warrants were sold or will be sold in transactions not involving any public offering, and pursuant to Rule 506 of Regulation D promulgated thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not, nor did any affiliated purchaser, make any repurchases of our securities during the fourth quarter of the year ended December 31, 2014.

Item 6. Selected Financial Data.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended December 31, 2013 and 2014, should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere in this Annual Report on Form 10-K. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Note Regarding Forward-Looking Statements and Business sections in this Annual Report on Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

COMPANY OVERVIEW

We were incorporated in Nevada on July 22, 2008, under the name Private Secretary, Inc. We changed our name to Terra Tech Corp. on January 27, 2012. Our corporate headquarters is located at 4700 Von Karman Avenue, Suite 100, Newport Beach, California 92660 and our telephone number is (855) 447-6967. Our website addresses are as follows: www.terratechcorp.com, www.growopltd.com, www.ediblegarden.com, www.egrow.com, www.goodearthhydro.com, www.bestbuyhydro.com, and www.ivxx.com.

Our original business was to develop a software program that would allow for automatic call processing through “VoIP” technology. Our operations were to limited capital formation, organization, and development of our business plan and target customer market. We generated no revenue.

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

In March 2013, we entered into the Share Exchange Agreement with Edible Garden and its stockholders. Pursuant to the Share Exchange Agreement, we offered and sold 1,250,000 shares of Common Stock of the Company in consideration for all the issued and outstanding shares in Edible Garden. Separately, Ms. Almsteier, a stockholder, and an officer and director, offered and sold 7,650,000 shares of Series B Preferred Stock to the Former EG Principal Stockholders. The 7,650,000 shares of Series B Preferred Stock is convertible at any time into 36,344,198 shares of Common Stock and have voting power equal to 765,000,000 shares of Common Stock.

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

On March 19, 2014, July 18, 2014, and July 30, 2014, we formed MediFarm, MediFarm I, and MediFarm II, respectively. On September 16, 2014, we formed IVXX.

RESULTS OF OPERATIONS

Results of Operations for the year ended December 31, 2014 compared to the year ended December 31, 2013:

Revenues. For the year ended December 31, 2014, we generated revenues of $7,094,270 compared to $2,125,851 for the year ended December 31, 2013, an increase of $4,968,419 or 234%. The increase was primarily due to revenues generated by Edible Garden, which we acquired in April 2013. Now that Edible Garden’s greenhouse facility is complete, we anticipate further growth in the revenues generated by Edible Garden.

Gross Margin. For the year ended December 31, 2014, we had gross profits of $152,992 compared to $88,918 for the year ended December 31, 2013, an increase of $64,074. Our gross margin for the year ended December 31, 2014 was 2% compared to 4% for the year ended December 31, 2013. The decrease in gross margin is primarily a result of the ramp-up of Edible Garden’s greenhouse facility during the year ended December 31, 2014, and the related inefficiencies we encountered during this ramp-up period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2014 were $18,327,792, compared to $3,575,897 for the year ended December 31, 2013, an increase of $14,751,895. This increase was primarily due to: (i) $793,232 in increased expenses associated with the ramp-up of Edible Garden’s greenhouse facility; (ii) $422,324 in increased depreciation expense related to Edible Garden’s equipment; (iii) $355,600 in increased directors’ fees, all paid in shares of our Common Stock; (iv) $3,910,706 in compensation to officers and employees, who now receive a salary, along with equity awards of shares of our Common Stock to such persons; (v) $76,281 in increased premiums for increases in our directors and officers insurance coverage; (vi) $1,192,500, paid in the form of Common Stock, for services rendered by two consultants in connection with expanding the distribution of Edible Garden’s products; (vii) expenses totaling $700,445 for consultant fees, lobbyist fees, and travel expenses incurred in connection with the license and permit process in Nevada for MediFarm’s, MediFarm I’s, and MediFarm II’s businesses; (viii) $2,615,690, paid in the form of Common Stock, for services rendered by multiple consultants in connection with our proposed medical marijuana businesses; (ix) $317,389 in design and promotional fees for the IVXX brand; (x) $864,967 in legal and accounting fees in connection with the filing of a Registration Statement with the SEC for the Common Stock underlying certain debt and warrants issued to Dominion; and (xi) $3,682,996 in increased warrant expense due to an increase in warrants issued in capital raises.

Operating Income (Loss). The Company realized an operating loss of $18,174,800 for the year ended December 31, 2014 compared to $3,486,979 for the year ended December 31, 2013, an increase of $14,687,821. This increase in operating loss is primarily due to several large investments made, including applications for permits to operate the proposed businesses of MediFarm, MediFarm I, and MediFarm II, completing the extraction lab for IVXX, and completing Edible Garden’s greenhouse in order to commence production.

Other Income (Expense). Other expense for the year ended December 31, 2014 was $3,992,287 compared to $2,659,721 for the year ended December 31, 2013, an increase of $1,332,566. In 2014, we recorded a loss from derivatives issued with debt greater than the debt carrying value in the amount of $4,808,000 compared to $2,054,000 in 2013. We recognized a gain on the fair market valuation of the derivatives in the amount of $1,912,037 in 2014 compared to a gain of $673,000 in 2013. We recognized interest and financing expense of $1,096,324 for the year ended December 31, 2014 compared to $1,278,721 for the year ended December 31, 2013. This decrease in interest and financing expense in 2014 was primarily due to less debt outstanding during 2014 compared to 2013.

Net Income (Loss). For the year ended December 31, 2014, we incurred a net loss of $21,889,212 or $0.13 per share, compared to a net loss of $6,148,351 or $0.06 per share for the prior year. At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses. Management will continue to make an effort to lower operating expenses and increase revenue. In order to increase revenue, the Company plans to continue to invest in further expanding its operations and engage in a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. Most of the Company’s operating expenses are fixed or have a quasi-fixed character, such as energy and labor costs. As a result, management expects them to significantly decrease as a percentage of revenues as revenues increase.

LIQUIDITY AND CAPITAL RESOURCES

We have never reported net income. We incurred net losses for the year ended December 31, 2014 and have an accumulated a deficit of $36,726,529 at December 31, 2014. At December 31, 2014, we had a cash balance of approximately $846,650 compared to a cash balance of $26,943 at December 31, 2013. This increase in our cash balance is primarily due to proceeds received from Dominion related to the sale of promissory notes equaling $6,550,000, net of a five percent OID. At December 31, 2014, we had a working capital deficit of $4,425,775 compared to $3,713,641 at December 31, 2013.

We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through private sales of preferred stock, common stock, and debt securities. The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities.

We anticipate requiring additional capital for the commercial development of our subsidiaries. Assuming MediFarm, MediFarm I, and MediFarm II receive all the necessary permits and licenses applied for, we anticipate we will need an additional $11 million in capital for the commercial development of these subsidiaries. Because none of MediFarm, MediFarm I, or MediFarm II has commenced operations, the $11 million budget as described herein is prospective. With respect to MediFarm, the estimated construction budget (for year one) and operation budget (for the first five years of operation) is approximately $500,000 for the dispensary facilities and approximately $5 million for the cultivation and production facility. With respect to MediFarm I’s dispensary facility, the estimated construction budget (for year one) and operation budget (for the first five years of operation) is approximately $500,000. With respect to MediFarm II’s cultivation and production facility, the estimated construction budget (for year one) and operation budget (for the first five years of operation) is approximately $5 million. Forever Green NV, LLC, a member of both MediFarm I and MediFarm II, has agreed to contribute approximately $500,000 in the form of debt to MediFarm I and approximately $750,000 in the form of debt to MediFarm II. We will be obligated to contribute the remaining amount, or approximately $9.75 million in the aggregate, for all three subsidiaries. This amount is in addition to any proceeds we may receive if and when we sell additional shares of Common Stock.

With respect to GrowOp Technology, we anticipate needing approximately $110,000 for the commercial development of this subsidiary, which includes anticipated expenses for purchasing, marketing and selling of a new line of double ended lighting. This amount is in addition to any proceeds we may receive if and when we sell additional shares of Common Stock.

With respect to Edible Garden, we anticipate requiring $50,000 to assemble and install high tech Dutch movable hydroponic tables. This amount is in addition to any proceeds we may receive if and when we sell additional shares of Common Stock.

With respect to IVXX, we anticipate requiring $400,000 for working capital, inventories, salaries for sales personnel, and software. We anticipate allocating a portion of any proceeds we may receive if and when we sell additional shares of Common Stock.

We intend to raise additional capital through equity and debt financing as needed, though there cannot be any assurance that such funds will be available to us on acceptable terms, on an acceptable schedule, or at all.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the second quarter of 2015. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support its operations.

The issuance of additional securities may result in a significant dilution in the equity interests of our current stockholders. Obtaining loans, assuming these loans would be available, will increase our liabilities and future cash commitments. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available for use when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included a note to our financial statements for the year ended December 31, 2014 regarding concerns about our ability to continue as a going concern. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products, and achieving a profitable level of operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

Convertible Debentures

On March 22, 2013, we entered in a Securities Purchase Agreement with certain accredited investors related to the private placement of three 6% Senior Secured Convertible Debentures for aggregate proceeds of $825,000. Each debenture accrued interest at a rate of 6% per annum and was convertible into shares of our Common Stock at the election of the holder at a conversion price equal to 62% of the lowest daily VWAP of the Common Stock as quoted by Bloomberg L.P. for the ten (10) trading days immediately preceding the conversion date. Even though the stated interest rate is 6%, the inputted rate was 60% when giving effect for the conversion feature. The term of each debenture was eight months.

Aegis Capital Corp. (“Aegis”) served as the placement agent for the offering. In consideration for services rendered, the Company: (i) paid cash commissions to the placement agent equal to $66,000, or 8.0% of the gross proceeds received in the offering; (ii) issued to the placement agent, or its designee, a warrant to purchase a number of shares of Common Stock up to 5% of the aggregate number of shares of Common Stock underlying the debentures sold in the offering, at an exercise price equal to the conversion price of the debentures; (iii) paid $5,250 for expenses of the placement agent; and (iv) paid $15,000 for the debenture holders’ legal fees.

On April 19, 2013, we sold an additional 6% Senior Secured Convertible Debenture for aggregate proceeds of $250,000. In connection with this issuance, the Company: (i) paid cash commissions to Aegis, the placement agent, equal to $20,000, or 8.0% of the gross proceeds received in the offering; (ii) issued to the placement agent, or its designee, a warrant to purchase a number of shares of Common Stock up to 5% of the aggregate number of shares of Common Stock underlying the debentures sold in the offering, at an exercise price equal to the conversion price of the debentures; and (iii) paid $1,000 for the debenture holder’s legal fees.

On May 3, 2013, we sold an additional 6% Senior Secured Convertible Debenture for aggregate proceeds of $200,000. In connection with this issuance, the Company: (i) paid cash commissions to Aegis, the placement agent, equal to $16,000, or 8.0% of the gross proceeds received in the offering; (ii) issued to the placement agent, or its designee, a warrant to purchase a number of shares of Common Stock up to 5% of the aggregate number of shares of Common Stock underlying the debentures sold in the offering, at an exercise price equal to the conversion price of the debentures; and (iii) paid $1,000 for the debenture holder’s legal fees.

We used the aggregate net proceeds raised from this offering to advance our ability to execute our growth strategy, to aid in the commercial development of GrowOp Technology and for working capital purposes.

Common Stock Purchase Agreement with Hanover Holdings I, LLC

On April 29, 2013, we entered in a common stock purchase agreement with Hanover for the sale of up to $5,000,000 of our Common Stock over a 36-month term. The purchase agreement provided that from time to time over the term of the purchase agreement, commencing on the trading day immediately following the date on which the initial registration statement is declared effective by the SEC, the Company has the discretion to provide Hanover with draw down notices to purchase a specified dollar amount of the shares of Common Stock over the course of a 10-day trading day period, subject to certain limitations as specified in the purchase agreement. We paid an initial commitment fee to Hanover equal to $125,000 (or 2.5% of the total commitment under the agreement) in the form of 595,239 restricted shares of Common Stock. We also paid $15,000 in reasonable attorneys’ fees and expenses incurred by Hanover in connection with the preparation, negotiation, execution, and delivery of the purchase agreement and related transaction documents.

Pursuant to a registration rights agreement entered into with Hanover, we agreed to file an initial registration statement with the SEC to register an agreed upon number of shares. On September 30, 2013, the SEC declared effective our registration statement on Form S-1, as amended (File No. 333-188477), which registered 10,085,259 shares of our Common Stock pursuant to the terms of the common stock purchase agreement and 595,239 shares of our Common Stock we issued as the “initial commitment fee.”

On October 16, 2013, we put 4,448,314 shares of Common Stock to Hanover, raising aggregate proceeds of approximately $271,538. We paid a 3% commission fee to Aegis in the amount of approximately $8,146.

On November 6, 2013, we put 2,869,957 shares of Common Stock to Hanover, raising aggregate proceeds of approximately $169,182. We paid a 3% commission fee to Aegis in the amount of approximately $5,075.

On December 4, 2013, we put 2,766,988 shares of Common Stock to Hanover, raising aggregate proceeds of approximately $168,325. We paid a 3% commission fee to Aegis in the amount of approximately $5,050.

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

Units

On October 24, 2013 we offered and sold 10,608,667 units to 15 accredited investors, at a purchase price of $0.06 per unit, for aggregate proceeds of $636,520. Each unit consists of one share of Common Stock and one warrant to purchase one share of Common Stock at an exercise price of $0.06 per share. The warrants may be exercised at any time, and have a term of three years.

Warrants

The Company received $293,420 from the exercise of warrants during the year ended December 31, 2014.

Promissory Notes

Subsequent to Year-End

On February 27, 2015, we entered into a Securities and Purchase Agreement with certain purchasers relating to the issuance and sale of (i) 12% Convertible Promissory Notes in the aggregate principal amount of Three Million Dollars ($3,000,000), that are convertible into shares of our Common Stock, and (ii) warrants to acquire shares of our Common Stock. The purchase of the notes is expected to occur in six (6) tranches, with the first tranche of $750,000 closing simultaneously with the execution of the agreement. We agreed to reimburse the purchasers $15,000 for legal fees incurred in connection with the offering that was paid at the closing of the first tranche. Aegis, the placement agent, was paid approximately $31,000 at the closing of the first tranche and will be paid additional compensation at the closing of each subsequent closing.

Each note accrues interest at 12% per annum, of which twelve months interest is guaranteed, payable on each conversion date for the principal amount being converted and on the maturity date in either cash or, at the holder’s option, in shares of Common Stock. All principal and interest due and owing under each note is convertible into shares of our Common Stock, at any time at the election of the holder, at a conversion price equal to 75% of the lowest VWAP in the prior 20 trading days immediately before the conversion date. We also agreed to issue to the purchasers a series of warrants to purchase up to that number of shares of Common Stock equal to 25% of the principal amount of the note issuable to the purchasers at the applicable closing divided by the conversion price of the note.

Fiscal 2014

During the year ended December 31, 2014, the Company obtained new debt from the issuance of secured promissory notes that supplied the funds that were needed to finance operations during the reporting period. Such new borrowings resulted in the receipt by the Company of $7,344,737. The proceeds received by the Company includes the sale of an aggregate of $6,550,000, net of a five percent OID, of promissory notes to Dominion. The OID, aggregated, is approximately $344,737. All principal and interest due and owing under each such note is convertible into shares of Common Stock at a conversion price equal to approximately $0.30753 per share, subject to adjustment. Each such note accrues interest at a rate of 12% per annum and has a maturity date of 18 months after issuance. The notes were sold to Dominion at various times from February 2014 through July 2014. In connection with the issuance of the notes to Dominion, we also issued to Dominion warrants to purchase up to that number of shares of Common Stock equal to 50% of the principal amount of the notes issuable divided by the conversion price. As of February 5, 2014, the date we entered into the purchase agreement with Dominion, the warrants were exercisable for total of 11,491,228 shares of Common Stock.

In addition, related parties contributed $102,500 in fiscal year 2011 in exchange for unsecured non-convertible note payables. We repaid these notes in March of 2014, and therefore have no further obligations.

We have advanced Palm Creek approximately $36,788. Palm Creek is repaying this on a monthly basis. This advance will be repaid by Palm Creek by offsetting each shipment of herbs, which we anticipate will equal between $20,000 and $24,000 per month.

Equity Line

On December 22, 2014, we entered into a Common Stock Purchase Agreement with Magna Equities II, LLC, a New York limited liability company (“Magna”), providing for an equity financing facility. The agreement provides that, upon the terms and subject to the conditions in the agreement, Magna is committed to purchase up to 57,000,000 shares of our Common Stock over the 24-month term of the agreement. Magna is not obligated to purchase shares of Common Stock unless and until certain conditions are met, including, but not limited to a registration statement on Form S-1 becoming effective which registers Magna’s resale of any shares purchased by it under the equity line.

We agreed to pay to Manga a commitment fee for entering into the agreement equal to $125,000 in the form of 416,667 shares of our Common Stock, calculated using the closing price of a share of Common Stock as reported on the OTC Market Group, Inc.’s OTCQB tier on the trading day immediately preceding the date of the agreement. We also agreed to pay $20,000 of reasonable attorneys’ fees and expenses incurred by Magna’s counsel in connection with the preparation of the purchase agreement and related transaction documents. We also agreed to pay 2% from each draw down under the equity line to the placement agent.

In connection with our obligation to register for resale all of the shares of Common Stock issuable under the equity line, we filed with the SEC a registration statement on Form S-1 on December 24, 2014. The registration statement has not yet been declared by the SEC.

Operating Activities

Cash used in operations for the year ended December 31, 2014 was $7,853,355 compared to $3,853,587 for the year ended December 31, 2013. The increase in the cash used in operations was primarily due to: (i) net loss of $21,889,212; (ii) a $1,912,037 gain on the fair market valuation of derivatives; (iii) $5,038,986 related to the issuance of warrants; (iv) $3,027,647 incurred in connection with shares of Common Stock issued for compensation; (v) $3,714,553 incurred in connection with shares of Common Stock issued for services; and (vi) $4,808,000 related to equity instruments issued with debt greater than the debt carrying amount.

Investing Activities

Cash used in investing activities for the year ended December 31, 2014 was $2,349,810 compared to cash provided by investing activities of $11,300 for the year ended December 31, 2013. During fiscal 2014, cash used in investing activities was primarily comprised of the purchase of property and equipment in the amount of $2,337,370.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2014 was $11,022,872 compared to $3,875,518 for the year ended December 31, 2013, an increase of $7,147,354. The cash provided by financing activities in 2014 was primarily due to: (i) $7,344,737 in proceeds from the issuance of notes payable; (ii) $4,014,919 in proceeds from the issuance of 6,600,000 shares of Common Stock to Hannover; and (iii) $293,420 in proceeds from the exercise of warrants, offset by payments on notes payable equal to $303,474 and payments on notes payable to related parties equal to $130,000.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. We had cash and cash equivalents equal to $846,650 as of December 31, 2014.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. We review all outstanding accounts receivable for collectability on a quarterly basis. An allowance for doubtful accounts is recorded for any amounts deemed uncollectable. We do not accrue interest receivable on past due accounts receivable. There was an allowance of $49,168 at December 31, 2014 and $52,000 at December 31, 2013.

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

Revenue Recognition

Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments and estimated returns and upon transfer of title and risk to the customer which occurs at shipping (F.O.B. terms). Upon shipment, we have no further performance obligations and collection is reasonably assured as the majority of sales are paid for prior to shipping.

Research and Development

Research and development costs are expensed as incurred.

Fair Value of Financial Instruments

We apply fair value accounting in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”), which provides the framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. ASC 820 defines fair value as the exchange price that would have been received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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

Our valuation techniques used to measure the fair value of money market funds and certain marketable equity securities were derived from quoted prices in active markets for identical assets or liabilities. The valuation techniques used to measure the fair value of all other financial instruments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data.

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. We have not elected the fair value option for any eligible financial instruments.

Prepaid Inventory

Prepaid inventory represents deposits made to foreign manufacturers for purchase orders of specific inventory.

Income Taxes

We provide for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the year ended December 31, 2013 and the year ended December 31, 2014.

Loss Per Common Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock and convertible debt are not considered in the diluted income (loss) per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the year ended December 31, 2014, and therefore the basic and diluted weighted average common shares outstanding were the same.

Recently Issued Accounting Standards

Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 8. Financial Statements and Supplementary Data.

See index at page F-1 for the Financial Statements for each of the years in the two-year period ended December 31, 2014.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended December 31, 2014, we carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Our CEO and our CFO have concluded, based on their evaluation, that as of December 31, 2014, our disclosure controls and procedures were effective at the end of the fiscal year to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014 based on such criteria. Deficiencies existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosures and reporting processes. Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all errors and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Terra Tech have been prevented or detected. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Auditor’s Report on Internal Control over Financial Reporting

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter and since the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Name	Age	Positions
Derek Peterson	40	President and Chief Executive Officer, and Chairman of the Board
Amy Almsteier	33	Secretary, Treasurer and Director
Michael James	56	Chief Financial Officer
Michael A. Nahass	49	Director
Steven J. Ross	56	Director
Ken Vande Vrede	38	Chief Operating Officer and Director
Steve Vande Vrede	29	Director
Mike Vande Vrede	35	Director

Derek Peterson

President and Chief Executive Officer, Chairman of the Board

Derek Peterson has served as our President and Chief Executive Officer, and Chairman of the Board, since February 9, 2012. Mr. Peterson began his career in finance with Crowell, Weedon & Co, the largest independent broker-dealer on the West Coast. In his 6 years there, Mr. Peterson became a partner and Branch supervisor where he was responsible for sales of over $10 million. Mr. Peterson was offered an opportunity to build a southern Orange County presence for Wachovia Securities, where he became the first Vice President and Branch Manager for their Mission Viejo location. He was instrumental in growing that office from the ground up, into the $15 million dollar office it is today. After his term at Wachovia Securities, Mr. Peterson accepted an opportunity for a Senior Vice President position with Morgan Stanley Smith Barney, where he and his team oversaw combined assets of close to $100 million. In addition, he has also been involved in several public and private equity financings, where he has personally funded several projects from angel to mezzanine levels. Mr. Peterson is a CFP® Professional and holds his Series 7, General Securities Sales Supervisor Series 9 and 10, National Commodity Futures Series 3, Series 65 and California Insurance License. Mr. Peterson holds a degree in Business Management from Pepperdine University. Mr. Peterson also owns a 12% interest in Blum Oakland, a medical marijuana dispensary located in Oakland, California. As a co-owner of Blum Oakland, Mr. Peterson has worked with governmental agencies and tax authorities in Oakland, including working with the city to establish medical cannabis ordinances, competed for a permit to operate, and responded to a city request for proposal. Mr. Peterson’s experiences gained through these matters will assist us in launching and operating the proposed medical marijuana cultivation, production and dispensary businesses of MediFarm, MediFarm I and MediFarm II, as well as IVXX’s launch of its line of cannabis flowers, cigarettes, and pure concentrates. On February 22, 2012, Mr. Peterson filed a petition for bankruptcy in the United States Bankruptcy Court for the Central District of California. This has been discharged. Mr. Peterson’s background in investment banking led to our conclusion that he should serve as a director in light of our business and structure.

Amy Almsteier

Secretary, Treasurer, and Director

Ms. Almsteier has served as our Secretary, Treasurer and a Director since February 9, 2012. Ms. Almsteier began her career running a commercial and residential remodeling firm based in Orange County, California. She has spent the last decade working in the design industry where she morphed into a commercial “green” consultant focusing on space planning and commercial design using renewable and recycled materials and systems. She has become an expert in renewable energy solutions including solar, natural gas and reverse osmosis systems. She has worked with hundreds of clients in an effort to build and design award winning projects with the lowest possible carbon footprint. Ms. Almsteier graduated with a Bachelor's of Science in Design from the University of Nebraska Lincoln’s College of Architecture and studied abroad at American Intercontinental University in London, England. Ms. Almsteier’s background in design led to our conclusion that she should serve as a director in light of our business and structure.

Michael James

Chief Financial Officer

Michael James has served as our Chief Financial Officer since April 17, 2011. In addition to this role, Mr. James became Chief Executive Officer and Chief Financial Officer of Inergetics, Inc. on June 11, 2012. Previously, Mr. James served as Chief Executive Officer of Nestor, Inc. (“Nestor”) where he successfully completed a financial restructuring of Nestor prior to its sale in September 2009 from the Receiver's Estate in Superior Court of the State of Rhode Island. He also served on Nestor's Board of Directors from 2006 to 2009. Mr. James has been the Managing Partner of Kuekenhof Capital Management, LLC, a private investment management company, for the past ten years where he continues to serve as Managing Director of Kuekenhof Equity Fund, L.P. and Kuekenhof Partners. Mr. James is also a director of Guided Therapeutics, Inc. where he serves as Chairman of the Compensation Committee and as a member of the Audit Committee. During his career, Mr. James has served as: a Partner at Moore Capital Management, Inc., a premiere private investment management company; as Chief Financial and Administrative Officer at Buffalo Partners, L.P., a private investment management company; and as Treasurer and Chief Financial Officer of National Discount Brokers. Mr. James began his career in 1980 as a staff accountant with Eisner, LLP. Mr. James’s experience as an accountant led to our conclusion that he should serve as director in light of our business and structure.

Michael Nahass

Director

Mr. Nahass has served as a director since January 26, 2012, and also served as our President, Secretary and Treasurer from January 26, 2012 until February 9, 2012. Since August 2011, Mr. Nahass has served as Managing Director of Arque Capital, Ltd., of Irvine, California. From September 2009 until August 2011, Mr. Nahass was a Partner, and served as Managing Director/Chief Operating Office of, NMS Capital Asset Management, Inc. (“NMS Capital”). Additionally, while at NMS Capital, Mr. Nahass served as Chief Portfolio Manager of the NMS Platinum Funds, LLC. From February 1995 until April 2007, Mr. Nahass was employed in various positions at Morgan Stanley, where his last position was Senior Vice President and Complex Manager, where he directly managed over 200 financial advisors with approximately $20 billion in assets under management. With over 20 years of financial services experience, Mr. Nahass has been and is responsible for private client services, business development, regulatory compliance and strategic development. Mr. Nahass holds a B.S. in Business Administration (1988) from Fairleigh Dickenson University. In addition he also holds NASD Series 3 (National Commodity Futures), Series 7 (General Securities Representative), Series 8 (Supervisory), Series 31 (Managed Futures) and Series 65 (Investment Advisor Representative) licenses. On May 13, 2009, Mr. Nahass filed a petition for bankruptcy in the United States Bankruptcy Court for the Central District of California, Case No. 8:09-bk 14465-TA. The discharge date was August 17, 2011. Mr. Nahass’s background in investment banking led to our conclusion that he should serve as director in light of our business and structure.

Steven J. Ross

Director

Mr. Ross has served as a director since July 23, 2012. Mr. Ross has over 25 years of senior management experience, ranging from high growth private companies to multi-billion dollar divisions of public enterprises. Mr. Ross is currently Managing Director of MTN Capital Partners (“MTN”), a New York-based private equity firm focused on lower middle market transactions. He joined MTN in 2011 after completing the sale of his previous business and is responsible for deal generation and execution in the Western United States, operating from Newport Beach, California. Mr. Ross is also the Lead Director for the Longhai Steel Company, a major steel wire producer based in Xingtai, China. Previously, Mr. Ross was Chief Executive Officer of National Investment Managers from 2006 until its sale to a private equity firm in 2011. Under Mr. Ross’ leadership, the company became the largest independent retirement services company in the country with over $11 billion in assets under administration and operations in 17 cities in the United States.

Between 2001 and 2006, Mr. Ross served as Chairman and Chief Executive Officer of DynTek. During his tenure he successfully transitioned the company from a $5 million software development company to a leading provider of information technology services with annual revenues of over $100 million. From 1998 to 2001, Mr. Ross was Vice President and General Manager of the Computer Systems Division of Toshiba America (“Toshiba”) with overall responsibility for Toshiba’s $3 billion computer business in the United States and South America. Prior to joining Toshiba, from 1996 to 1998, Mr. Ross served as President & General Manager – Computer Reseller Division and President of Corporate Marketing at Inacom, a $7 billion Fortune 500 provider of computer products and services. He directed Inacom’s largest operating division, at $2.5 billion, as well as overall corporate and strategic marketing. Prior to his employment at Inacom, Mr. Ross served as Senior Vice President, Sales & Business Development, for Intelligent Electronics, a $3.5 billion Fortune 500 computer reseller, at the time the largest independent supplier of information technology in the United States. Mr. Ross has also held senior management positions at Dell Computer Corporation and PTXI/Bull HN Information Systems.

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

Ken Vande Vrede

Chief Operating Officer and Director

Ken Vande Vrede has served as Chief Operating Officer and a director since February 25, 2013. Mr. Vande Vrede has also served as President of Gro-Rite since January 2012. Gro-Rite is a New Jersey-based retail business which sells products and services related to greenhouse technology, and innovative and sustainable growing techniques. From January 2006 until December 2011, Mr. Vande Vrede served as Vice President of Gro-Rite. From March 1996 until December 2005, he served as Manager of Gro-Rite. Since September 2010, Mr. Vande Vrede has also served as Director of New Business and Marketing at Edible Garden, our wholly-owned subsidiary. Since January 2007, Mr. Vande Vrede has also served as Managing Partner at Naturally Beautiful Plant Products LLC. Mr. Vande Vrede is also currently an owner of Gro-rite Landscape Services LLC. Mr. Vande Vrede attended Montclair State University from 1996 until 1999, where he majored in Business. Mr. Vande Vrede's entrepreneurial experience and success in gardening retail and specialty farming, evidenced by his ideas which led to the establishment of the businesses in which he works, and his management experience, led to our conclusion that Mr. Vande Vrede should serve as a member of our Board in light of our business and structure.

Steve Vande Vrede

Director

Steve Vande Vrede has served as a director since April 24, 2013. Mr. Vande Vrede has also served as Vice-President of Naturally Beautiful Plant Products LLC, since January 2007. Mr. Vande Vrede is also currently an owner of Gro-rite Landscape Services LLC. Since September 2010, Mr. Vande Vrede has also served as Director of New Business and Marketing at Edible Garden, our wholly-owned subsidiary. From 2003 to 2005, Mr. Vande Vrede attended Quinnipiac University, and from 2005 to 2007, he attended William Patterson University, where he obtained a degree in Business Finance Management. Mr. Vande Vrede’s experience in finance, gardening retail and specialty farming led to our conclusion that Mr. Vande Vrede should serve as a member of our Board in light of our business and structure.

Mike Vande Vrede

Director

Mike Vande Vrede has served as a director since April 24, 2013. He has also served as President of Naturally Beautiful Plant Products LLC since January 2007, and is also currently an owner of Gro-rite Landscape Services LLC. Since September 2010, Mr. Vande Vrede has also served as a director at Edible Garden, our wholly-owned subsidiary. Mr. Vande Vrede’s experience as President of Naturally Beautiful Plant Products LLC led to our conclusion that Mr. Vande Vrede should serve as a member of our Board in light of our business and structure.

Director Qualifications

We believe that our directors should have the highest professional and personal ethics and values, consistent with our longstanding values and standards. They should have broad experience at the policy-making level in business or banking. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties for us. Each director must represent the interests of all stockholders. When considering potential director candidates, the Board also considers the candidate’s character, judgment, diversity, age and skills, including financial literacy and experience in the context of our needs and the needs of the Board.

Employment Agreements

We currently do not have any employment agreements with any of our directors or executive officers.

Pursuant to an Independent Director Agreement dated July 23, 2012 by and between the Company and Steven J. Ross (the “Independent Director Agreement"), the Company agreed to pay Mr. Ross $2,000 per month, commencing immediately following any financing, either debt or equity, in excess of $1,000,000 that the Company receives during his term as a director. The Company also issued to Mr. Ross, an aggregate of 300,000 restricted shares of the Common Stock (such cash payment and the issuance of restricted shares, the “Compensation”), which one-half (1/2) of the shares vested on the date of appointment, and the remaining one-half (1/2) of the shares vested on May 31, 2013. The Board reserved the right to change the cash portion of the Compensation from time to time, to take into consideration the responsibilities associated with serving on the various committees and to grant additional restricted shares periodically, which may vary from the terms described above. The Company entered into a new agreement with Mr. Ross, effective July 1, 2014. Under this new agreement, Mr. Ross was entitled to 200,000 shares. Mr. Ross received these shares on July 9, 2014.

The Company and Mr. Ross also entered into an Indemnification Agreement dated July 23, 2012 (the “Indemnification Agreement”), whereby the Company agreed to indemnify Mr. Ross, subject to certain exceptions, for claims against him that may arise in connection with the performance of his duties as a director for the Company.

Family Relationships

Derek Peterson, our President, Chief Executive Officer, and Chairman of the Board, is the spouse of Amy Almsteier, our Secretary, Treasurer and a director and a greater than 5% stockholder.

Ken Vande Vrede, Mike Vande Vrede and Steve Vande Vrede are brothers. Dan Vande Vrede owns 1,759,500 shares of Series B Preferred Stock, convertible into 9,473,721 shares of Common Stock. Dan Vande Vrede is the father of Ken Vande Vrede, Mike Vande Vrede and Steve Vande Vrede.

There are no other family relationships between any of our directors or executive officers and any other directors or executive officers.

Involvement in Certain Legal Proceedings

Other than as disclosed below, to our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

•

Any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

•

Being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

Being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•

Being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

On February 22, 2012, Mr. Peterson filed a petition for bankruptcy in the United States Bankruptcy Court for the Central District of California. This has been discharged.

On May 13, 2009, Mr. Nahass filed a petition for bankruptcy in the United States Bankruptcy Court for the Central District of California, Case No. 8:09-bk 14465-TA. The discharge date was August 17, 2011.

Code of Ethics

We have not adopted a Code of Ethics, but we expect to adopt a Code of Ethics in fiscal year 2015 and will post such code to our website.

Term of Office

Our directors are appointed to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our Bylaws. Our officers are appointed by our Board and hold office until removed by the Board, absent an employment agreement.

Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since we are in the earlier stages of operations. We have seven directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “Reporting Persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. To the best of our knowledge, all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during the period covered by this report. In making these statements, we have relied solely on our review of copies of the reports furnished to us, representations that no other reports were required and other knowledge relating to transactions involving Reporting Persons.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee or a committee performing similar functions. Our Board as a whole participates in the review of financial statements and disclosure. We also do not have an audit committee financial expert.

Item 11. Executive Compensation.

Summary Compensation Table

As a smaller reporting company, we are required to disclose for fiscal years 2013 and 2014 the executive compensation of our “Named Executive Officers,” which consist of the following individuals: (i) any individual serving as our principal executive officer or acting in a similar capacity; (ii) the two other most highly compensated executive officers of the Company serving as executive officers at the most recently completed fiscal year; and (iii) any additional individuals for whom disclosure would have been provided but for the fact the individual was not serving as an executive officer at the end of the most recently completed fiscal year.

During fiscal 2013, no compensation was accrued by or paid to any such Named Executive Officers.

The following Summary Compensation Table sets forth for fiscal 2013 and 2014, the compensation, awarded to, paid to, or earned by our Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(4)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation($)	All Other Compensation($)(5)	Total ($)

Derek Peterson (1)	2014	201,000	0	311,765	0	0	0	6,000	518,765
	2013	0	0	0	0	0	0	0	0

Ken Vande Vrede (2)	2014	110,000	100,000	235,555	0	0	0	2,500	448,055
	2013	0	0	0	0	0	0	0	0

Michael James (3)	2014	132,500	0	549,481	0	0	0	6,000	687,981
	2013	0	0	0	0	0	0	0	0

__________________

(1)	Appointed President, Chief Executive Officer, and Chairman of the Board, on February 9, 2012.

(2)	Appointed Chief Operating Officer and director on February 25, 2013.

(3)	Appointed Chief Financial Officer on February 9, 2012.

(4)

For valuation purposes, the dollar amount shown is calculated based on the market price of the Common Stock on the grant dates. The number of shares granted, the grant date, and the market price of such shares for each Named Executive Officer is set forth below.

(5)	The amounts disclosed represent a car allowance of $500 per month.

Narrative Disclosure to Summary Compensation Table

During fiscal year 2013, none of our Named Executive Officers were compensated for services rendered to us in any capacity. The following is a narrative discussion of the information that we believe is necessary to understand the information disclosed in the foregoing Summary Compensation Table with respect to fiscal year 2014.

We currently do not have a stock option plan. We do not currently have an incentive plan that provides compensation intending to serve as an incentive for performance.

Derek Peterson

Mr. Peterson earned total cash compensation for his services to the Company in fiscal year 2014 in the amount of $201,000. This represents his annual base salary for fiscal 2014. The base salary paid to Mr. Peterson for fiscal year 2014 constituted approximately 38.75% of the total compensation paid to Mr. Peterson as set forth in the “Total” column in the Summary Compensation Table.

On July 9, 2014, we issued Mr. Peterson 588,235 shares of Common Stock. The price per share was $0.53, as reported on the OTC Market Group, Inc.’s OTCQB tier.

Mr. Peterson also received $6,000 as set forth in the “All Other Compensation” column, which represents a car allowance of $500 per month for 12 months.

Ken Vande Vrede

Mr. Vande Vrede earned total cash compensation for his services to the Company in fiscal year 2014 in the amount of $210,000. This represents his annual base salary of $110,000 and a bonus in the amount of $100,000. The base salary paid to Mr. Vande Vrede for fiscal year 2014 constituted approximately 24.56% of the total compensation paid to Mr. Vande Vrede as set forth in the “Total” column in the Summary Compensation Table. Mr. Vande Vrede also earned a bonus in the amount of $100,000 for his assistance in completing and implementing the greenhouse facility used by Edible Garden and his contributions in raising capital for the Company.

On July 9, 2014, we issued Mr. Vande Vrede 444,444 shares of Common Stock. The price per share was $0.53, as reported on the OTC Market Group, Inc.’s OTCQB tier.

Mr. Vande Vrede also received $2,500 as set forth in the “All Other Compensation” column, which represents a car allowance of $500 per month for five months.

Michael James

Mr. James earned total cash compensation for his services to the Company in fiscal year 2014 in the amount of $132,500. This represents his annual base salary for fiscal 2014. The base salary paid to Mr. James for fiscal year 2014 constituted approximately 19.26% of the total compensation paid to Mr. James as set forth in the “Total” column in the Summary Compensation Table.

On July 9, 2014, we issued Mr. James 490,196 shares of Common Stock. The price per share was $0.53, as reported on the OTC Market Group, Inc.’s OTCQB tier. On December 23, 2014, we issued Mr. James 200,000 shares of Series B Preferred Stock, which is convertible into 1,076,865 shares of Common Stock. The price per share was $0.269, as reported on the OTC Market Group, Inc.’s OTCQB tier.

Mr. James also received $6,000 as set forth in the “All Other Compensation” column, which represents a car allowance of $500 per month for 12 months.

Outstanding Equity Awards

We had no outstanding equity awards as of the fiscal years ended December 31, 2013 or 2014.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

As of the date hereof, we have not entered into any employment agreements with any of our Named Executive Officers.

Director Compensation

The following table sets forth director compensation as of December 31, 2014:

Name (1)	Fees Earned Paid in Cash ($)	Stock Awards ($)(7)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($)(8)	Total ($)

Amy Almsteier (2)	39,000	103,921	0	0	0	0	142,921

Michael Nahass (3)	210,000	1,056,415	0	0	0	6,000	1,272,415

Steven Ross (4)	0	106,000	0	0	0	0	106,000

Steve Vande Vrede (5)	25,000	235,555	0	0	0	0	260,555

Mike Vande Verde (6)	25,000	235,555	0	0	0	0	260,555

_____________________

(1)

Derek Peterson and Ken Vande Vrede are not included in this table as they were executive officers of the Company during fiscal year 2014, and thus received no compensation for their service as directors. The compensation of Mr. Peterson and Mr. Vande Vrede as employees of the Company is shown in the Executive Compensation Section, Summary Compensation Table.

(2)	Appointed Secretary, Treasurer, and a director on February 9, 2012.

(3)	Served as President, Secretary, and Treasurer from January 26, 2012 until February 9, 2012. Appointed as a director on January 26, 2012.

(4)	Appointed as a director on July 23, 2012.

(5)	Appointed as a director on April 24, 2013.

(6)	Appointed as a director on April 24, 2013.

(7)

For valuation purposes, the dollar amount shown is calculated based on the market price of the Common Stock on the grant dates. The number of shares granted, the grant date, and the market price of such shares for each director is set forth below.

(8)	The amount disclosed represents a car allowance of $500 per month.

Narrative to Director Compensation Table

The following is a narrative discussion of the material information which we believe is necessary to understand the information disclosed in the previous table. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Amy Almsteier

Mrs. Almsteier earned total cash compensation for her services to the Company in fiscal year 2014 in the amount of $39,000. This represents her annual base salary for fiscal 2014 in connection with her services as Secretary and Treasurer and base fees in connection with her service as a director. This base amount paid to Mrs. Almsteier for fiscal year 2014 constituted approximately 2.7% of the total amounts paid to Mrs. Almsteier as set forth in the “Total” column in the Summary Compensation Table.

On July 9, 2014, we issued Mrs. Almsteier 196,078 shares of Common Stock. The price per share was $0.53, as reported on the OTC Market Group, Inc.’s OTCQB tier.

Michael Nahass

Mr. Nahass earned total cash fees for his services to the Company in fiscal year 2014 in the amount of $210,000. This represents his annual base fees for fiscal 2014. The base fees paid to Mr. Nahass for fiscal year 2014 constituted approximately 16.50% of the total compensation paid to Mr. Nahass as set forth in the “Total” column in the Summary Compensation Table.

On July 9, 2014, we issued Mr. Nahass 490,196 shares of Common Stock. The price per share was $0.53, as reported on the OTC Market Group, Inc.’s OTCQB tier. On December 23, 2014, we issued Mr. Nahass 550,000 shares of Series B Preferred Stock, which is convertible into 2,961,379 shares of Common Stock. The price per share was $0.269, as reported on the OTC Market Group, Inc.’s OTCQB tier.

Mr. Nahass also received $6,000 as set forth in the “All Other Compensation” column, which represents a car allowance of $500 per month for 12 months.

Steven Ross

On July 9, 2014, we issued Mr. Ross 200,000 shares of Common Stock. The price per share was $0.53, as reported on the OTC Market Group, Inc.’s OTCQB tier. This issuance was pursuant to the terms of the Independent Director Agreement by and between the Company and Mr. Ross.

The Company and Mr. Ross also entered into the Indemnification Agreement, whereby the Company agreed to indemnify Mr. Ross, subject to certain exceptions, for claims against him that may arise in connection with the performance of his duties as a director for the Company.

Steve Vande Vrede

Mr. Vande Vrede earned total cash fees for his services to the Company in fiscal year 2014 in the amount of $25,000. This represents his annual base fees for fiscal 2014. The base fees paid to Mr. Vande Vrede for fiscal year 2014 constituted approximately 9.59% of the total compensation paid to Mr. Vande Vrede as set forth in the “Total” column in the Summary Compensation Table.

On July 9, 2014, we issued Mr. Vande Vrede 444,444 shares of Common Stock. The price per share was $0.53, as reported on the OTC Market Group, Inc.’s OTCQB tier.

Mike Vande Vrede

Mr. Vande Vrede earned total cash fees for his services to the Company in fiscal year 2014 in the amount of $25,000. This represents his annual base fees for fiscal 2014. The base fees paid to Mr. Vande Vrede for fiscal year 2014 constituted approximately 9.59% of the total compensation paid to Mr. Vande Vrede as set forth in the “Total” column in the Summary Compensation Table.

On July 9, 2014, we issued Mr. Vande Vrede 444,444 shares of Common Stock. The price per share was $0.53, as reported on the OTC Market Group, Inc.’s OTCQB tier.

Risk Assessment in Compensation Programs

Beginning in fiscal year 2014, we paid compensation to our employees, including executive and non-executive officers. Due to the size and scope of the business, and the amount of compensation, we do not have any employee compensation policies and programs to review to determine whether our policies and programs create risks that are reasonably likely to have a material adverse effect on us.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors, nominees for director and executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: 4700 Von Karman, Suite 100, Newport Beach, California 92660.

In computing the number and percentage of shares beneficially owned by each person, we include any shares of Common Stock that could be acquired within 60 days of March 18, 2015 by the exercise of shares of Series A Preferred Stock and Series B Preferred Stock. These shares, however, are not counted in computing the percentage ownership of any other person.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Common Stock(1)

Common Stock	Derek Peterson	2,834,366	(2)	1.4%

Common Stock	Amy Almsteier	21,420,042	(3)	9.4%

Common Stock	Michael A. Nahass	23,585,241	(5)	10.3%

Common Stock	Ken Vande Vrede	10,183,315	(4)	4.7%

Common Stock	Michael James	1,567,061	(7)	*

Common Stock	Mike Vande Vrede	10,205,665	(6)	4.7%

Common Stock	Steve Vande Vrede	10,030,665	(6)	4.6%

Common Stock	Steven Ross	200,000		*
All directors and executive officers as a group (8 persons)		80,026,355		28.81%

____________

*	Represents beneficial ownership of less than one percent of the outstanding shares of our Common Stock.

(1)	As of March 18, 2015, we had a total of 208,154,008 shares of Common Stock issued and outstanding.

(2)

Includes 1,346,131 shares of Common Stock with respect to which Mr. Peterson has the right to acquire. Mr. Peterson owns Series A Preferred Stock, which is currently convertible into 50 shares of Common Stock, and Series B Preferred Stock which is currently convertible into 1,346,081 shares of Common Stock. Mr. Peterson disclaims any beneficial ownership interest in the shares of Common Stock and Series B Preferred Stock held by his spouse, Amy Almsteier.

(3)

Includes 19,248,964 shares of Common Stock with respect to which Ms. Almsteier has the right to acquire. Ms. Almsteier owns Series B Preferred Stock, which is currently convertible into 19,248,964 shares of Common Stock. Ms. Almsteier disclaims any beneficial ownership interest in the shares of Common Stock, Series A Preferred Stock and Series B Preferred Stock held by her spouse, Derek Peterson.

(4)

Includes 9,473,771 shares of Common Stock with respect to which Mr. Vande Vrede has the right to acquire. Mr. Vande Vrede owns Series A Preferred Stock, which is currently convertible into 50 shares of Common Stock and Series B Preferred Stock which is currently convertible into 9,473,721 shares of Common Stock.

(5)	Includes 20,595,045 shares of Common Stock, which are issuable upon conversion of Series B Preferred Stock.

(6)	Includes 9,473,721 shares of Common Stock, which are issuable upon conversion of Series B Preferred Stock.

(7)	Includes 1,076,865 shares of Common Stock, which are issuable upon conversion of Series B Preferred Stock.

There are no arrangements known to the Company, which may at a subsequent date result in a change-in-control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Except as described below, during the past two fiscal years, there have been no transactions, whether directly or indirectly, between us and any of our respective officers, directors, beneficial owners of more than 5% of our outstanding Common Stock or their family members, that exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years.

IVXX recently completed construction of its supercritical Co2 extraction lab. The lab is located in the marijuana dispensary of Blum Oakland, a company in which Derek Peterson, our President, Chief Executive Officer, and Chairman of our Board, holds a 12% ownership interest in. IVXX is currently not charged any rent to use the space. Subsequent to the end of fiscal year 2014, some of IVXX’s products are currently being sold at Blum Oakland’s dispensary.

During fiscal year 2014, GrowOp Technology sold lighting equipment to Blum Oakland, a company in which Derek Peterson, our President, Chief Executive Officer, and Chairman of our Board, holds a 12% ownership interest in, in the aggregate amount of approximately $74,000. The lighting equipment was sold on an arms-length basis.

We lease the land in Belvidere, New Jersey, on which Edible Garden’s greenhouse structure is situated. The land is being leased from David and Greda Vande Vrede, who are the parents of three of our directors, Ken Vande Vrede, Mike Vande Vrede, and Steve Vande Vrede. The lease commenced on January 1, 2014 and expires January 1, 2016. The lease provides for monthly payments of $14,000, or approximately $312,000 over the course of the lease.

On March 23, 2013, we entered into the Share Exchange Agreement by and among the Company, Edible Garden Corp, and the Former EG Principal Stockholders. The Former EG Principal Stockholders include directors Ken Vande Vrede, Mike Vande Vrede, and Steve Vande Vrede and certain of their family members. Pursuant to the Share Exchange Agreement, in consideration of all the issued and outstanding shares of Edible Garden, we issued 1,250,000 shares of our Common Stock to the Former EG Principal Stockholders. The total approximate dollar value of this share exchange was $212,500.

Pursuant to the Independent Director Agreement, the Company agreed to pay Mr. Ross $2,000 per month, commencing immediately following any financing, either debt or equity, in excess of $1,000,000 that the Company receives during his term as a director. The Company also issued to Mr. Ross, an aggregate of 300,000 restricted shares of the Common Stock, which one-half (1/2) of the shares vested on the date of appointment, and the remaining one-half (1/2) of the shares vested on May 31, 2013. The Board reserved the right to change the cash portion of the Compensation from time to time, to take into consideration the responsibilities associated with serving on the various committees and to grant additional restricted shares periodically, which may vary from the terms described above. The total approximate value of Compensation paid or to be paid under the Independent Director Agreement was the shares plus approximately $1,700 for health insurance. We entered into a new agreement with Mr. Ross, effective July 1, 2014. Pursuant to this agreement, we issued 200,000 shares of Common Stock.

On May 7, 2013, Edible Garden entered into a letter agreement with Gro-Rite related to Edible Garden’s right to purchase and distribute a majority of Gro-Rite’s plant products. Gro-Rite is affiliated with three of our directors, Ken, Mike, and Steve Vande Vrede and another member of their family. Edible Garden receives a valuable strategic partnership through this letter agreement.

On May 7, 2013, Edible Garden entered into a letter agreement with NB Plants related to Edible Garden’s right to purchase and distribute a majority of NB Plants’ plant products. NB Plants is affiliated with three of our directors, Ken, Mike and Steve Vande Vrede and another member of their family. Edible Garden receives a valuable strategic partnership through this letter agreement.

On May 6, 2013, the Company and Ms. Almsteier, an officer and director of the Company, entered into a Stock Redemption Agreement, which was subsequently amended on August 5, 2013 with respect to the redemption of Common Stock by Ms. Almsteier. Ms. Almsteier did not receive anything of value in exchange for redeeming these shares of Common Stock.

On April 16, 2014, the Company and Ms. Almsteier, an officer and director, entered into a Settlement Agreement, whereby Ms. Almsteier agreed to pay the Company $67,100 as a settlement for, and a release of, the Company’s claim of $67,090 against Ms. Almsteier for a violation of Section 16(b) of the Exchange Act related to the sale of 350,000 shares of Common Stock at a price of $1.2509 per share on March 13, 2014, and the purchase of 100,000 shares of Common Stock at a purchase price of $0.58 on per share on April 15, 2014.

Director Independence

Our Board is currently composed of seven members. Our Common Stock is not currently listed for trading on a national securities exchange and, as such, we are not subject to any director independence standards. However, we determined that one director, Steven Ross, qualifies as an independent director. We evaluated independence in accordance with the rules of The New York Stock Exchange, Inc., which generally provides that a director is not independent if: (i) the director is, or in the past three years has been, an employee of ours; (ii) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (iii) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (iv) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (v) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (vi) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or 2% of that other company’s consolidated gross revenues.

The Board currently does not have any separately designated standing committees.

Item 14. Principal Accountant Fees and Services.

The following table presents fees paid or to be paid for professional audit services rendered by Tarvaran, Askelson & Company (“TAC”) for the audit of the Company’s annual financial statements during the years ended December 31, 2014 and 2013, and fees billed for other services rendered by TAC:

	Fiscal 2014	Fiscal 2013
Audit Fees (1)	$90,550	$51,745
Audit-Related Fees	0	23,559
Tax Fees	0	0
All Other Fees	0	0
Total All Fees	$90,550	$75,304

(1)

Audit Fees consisted of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports, and review of other documents filed with the SEC within those fiscal years.

We do not have an audit committee to oversee the external audit process, which includes approving engagement letters, estimated fees and solely pre-approving all permitted audit and non-audit work performed by TAC. The entire Board oversees this process. The Board has pre-approved all fees for audit and non-audit work performed.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements – See Index on page F-1

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—As of December 31, 2014 and 2013

Consolidated Statements of Operations and Comprehensive Income—For the years ended December 31, 2014 and 2013

Consolidated Statements of Stockholders’ Equity—For the years ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows—For the years ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements

(b) The following exhibits are filed herewith as a part of this report.

Exhibit	Description
2.1

Agreement and Plan of Merger dated February 9, 2012, by and among Terra Tech Corp., a Nevada corporation, TT Acquisitions, Inc., a Nevada corporation, and GrowOp Technology Ltd., a Nevada corporation (2)

2.2	Articles of Merger (2)
2.3	Share Exchange Agreement, dated April 24, 2013, by and among the Registrant, Edible Garden Corp., a Nevada corporation, and the holders of common stock of Edible Garden Corp. (5)
2.4	Form of Articles of Share Exchange (5)
3.1	Articles of Incorporation dated July 22, 2008 (1)
3.2	Certificate of Amendment dated July 8, 2011 (9)
3.3	Certificate of Change dated July 8, 2011 (9)
3.4	Certificate of Amendment dated January 27, 2012 (2)
3.5	Bylaws (1)
4.1	Certificate of Designation for Series A Preferred Stock (3)
4.2	Certificate of Designation for Series B Preferred Stock (3)
4.3	Form of Common Stock Purchase Warrant dated February 5, 2014 issued to Dominion Capital LLC (10)
4.4	Form of Common Stock Purchase Agreement (19)
4.5	Form of 12% Convertible Promissory Note (19)
10.1	5% Original Issue Discount Senior Secured Promissory Note dated February 5, 2014, issued to Dominion Capital LLC (10)
10.2	Securities Purchase Agreement dated February 5, 2014, by and between Terra Tech Corp. and Dominion Capital LLC (10)
10.3	Registration Rights Agreement dated February 5, 2014, by and between Terra Tech Corp. and Dominion Capital LLC (10)
10.4	Security Agreement dated February 5, 2014, by and among Terra Tech Corp., GrowOp Technology Ltd., Edible Garden Corp., and Dominion Capital LLC (10)
10.5	Subsidiary Guarantee dated February 5, 2014 by GrowOp Technology Ltd., and Edible Garden Corp. in favor of Dominion Capital LLC (10)
10.6	Standard Sublease dated November 15, 2010, by and between the GrowOp Technology Ltd. and Longdo Trucking Corporation (2)
10.7	Common Stock Purchase Agreement dated April 26, 2013, by and between Terra Tech Corp. and Hanover Holdings I, LLC (5)
10.8	Registration Rights Agreement dated April 26, 2013, by and between Terra Tech Corp. and Hanover Holdings I, LLC (5)
10.9	Stock Redemption Agreement dated May 6, 2013, by and between Terra Tech Corp. and Amy Almsteier (5)
10.10	Securities Purchase Agreement dated March 22, 2013, by and between Terra Tech Corp. and certain accredited investors identified therein (4)
10.11	Form of 6% Senior Secured Convertible Debenture (4)
10.12	General Security Agreement dated March 22, 2013, by Terra Tech Corp. in favor of certain secured parties identified therein (4)
10.13	Stock Pledge Agreement dated March 22, 2013, by and between Terra Tech Corp. and certain investors identified therein (4)

10.14	Letter agreement dated May 7, 2013, by and between Edible Garden Corp. and Gro-Rite Inc. (6)
10.15	Letter agreement dated May 7, 2013, by and between Edible Garden Corp. and NB Plants LLC (6)
10.16	Letter agreement dated May 25, 2013, by and between Edible Garden Corp. and Palm Creek Produce, Inc. (7)
10.17	Lease agreement dated September 7, 2013, by and between Edible Garden Corp. and Gro-Rite Inc. (8)
10.18

Letter Agreement dated December 2, 2013, by and between Edible Garden Corp. and Heartland Growers Inc. (certain portions of this exhibit have been omitted based upon a request for confidential treatment) (9)

10.19

Standard Multi-Tenant Office Lease – Gross dated April 14, 2014 by and between Terra Tech Corp. and Jo Ellen K. Schantz, as Trustee of the John R. and Jo Ellen Schantz Revocable Family Trust dated August 12,1992, and Melvin R. Schantz and Leland Merriam Schantz, as Trustees of the Schantz Family Trust established September 10, 1982 (12)

10.20	Amendment to Stock Redemption Agreement dated August 5, 2013, by and between Terra Tech Corp. and Amy Almsteier (10)
10.21	Settlement Agreement dated April 16, 2014 by and between Terra Tech Corp. and Amy Almsteier (11)
10.22	Amendment to Securities Purchase Agreement dated July 30, 2014, by and between Terra Tech Corp. and Dominion Capital LLC (12)
10.23	Common Stock Purchase Agreement dated December 22, 2014, by and between Terra Tech Corp. and Magna Equities II, LLC, a New York limited liability company (13)
10.24	Registration Rights Agreement dated December 22, 2014, by and between Terra Tech Corp. and Magna Equities II, LLC, a New York limited liability company (13)
10.25	Form of Securities Purchase Agreement dated February 27, 2015, by and among Terra Tech Corp. and purchasers identified on the signature pages thereto (19)
21.1	List of Subsidiaries *
24	Power of Attorney (set forth on the signature page of this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Presentation Linkbase Document *

________________

Notes:

1. This exhibit was filed as an exhibit to our Registration Statement on Form SB-2 (File No: 33-80119) filed with the Securities and Exchange Commission on December 7, 1995 and is incorporated herein by reference thereto.

2. This exhibit was filed as an exhibit to our annual report on Form 10-KSB40 filed with the Securities and Exchange Commission on September 11, 1997 and is incorporated herein by reference thereto.

3. This exhibit was filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 1997 and is incorporated herein by reference thereto.

4. This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No. 333-47905) filed with the Securities and Exchange Commission on March 13, 1998 and is incorporated herein by reference thereto.

5. This exhibit was filed as an exhibit to our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 28, 1998 and is incorporated herein by reference thereto.

6. This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No: 333-94303) filed with the Securities and Exchange Commission on January 10, 2000 and is incorporated herein by reference thereto.

7. This exhibit was filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on January 24, 2003 and is incorporated herein by reference thereto.

8. This exhibit was filed as an exhibit to our annual report on Form 10-KSB filed with the Securities and Exchange Commission on August 31, 2000 and is incorporated herein by reference thereto.

9. The Amended and Restated Omnibus Incentive Plan, dated October 15, 2002 was filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on September 12, 2002. Amendment No. 1, dated October 20, 2004 and Amendment No. 2, dated December 6, 2004, were filed as an exhibit to our Registration Statement on Form S-8 (File No. 333-121389) filed with the Securities and Exchange Commission on December 17, 2004. Amendment No. 3, dated November 1, 2007 and Amendment No. 4, dated January 1, 2009, were filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on December 10, 2012. Amendment No. 5 dated January 1, 2013 was filed as an exhibit to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 9, 2013.

10. This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2008, and is incorporated herein by reference thereto.

11. This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2009, and is incorporated herein by reference thereto.

12. This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2010, and is incorporated herein by reference thereto.

13. This exhibit was filed as an exhibit to our Registration Statement on Form S-8 (File No, 333-121385) filed with the Securities and Exchange Commission on December 17, 2004, and is incorporated herein by reference thereto.

14. This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2012, and is incorporated herein by reference thereto.

15. This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2013, and is incorporated herein by reference thereto.

16. This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2014, and is incorporated herein by reference thereto.

17. This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2014, and is incorporated herein by reference thereto.

18. This exhibit was filed as an exhibit to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 16, 2009, and is incorporated herein by reference thereto.

19. This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2015, and is incorporated herein by reference thereto.

* filed herewith

Terra Tech Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Terra Tech Corporation

Irvine, California

We have audited the accompanying consolidated balance sheets of Terra Tech Corporation (Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. Terra Tech Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Terra Tech Corporation as of December 31, 2014 and 2013, and the results of their operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Dana Point, California

March 26, 2015

TERRA TECH CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013

Assets
Current Assets:
Cash	$846,650	$26,943
Accounts receivable, net	417,463	41,903
Prepaid expenses	82,200	857
Inventory	670,180	-
Note receivable	-	173,754
Total Current Assets	2,016,493	243,457

Property, equipment and leasehold improvements, net	5,446,743	21,369
Intangible assets, net	161,412	194,872
Deposits	94,578	3,580,887
Total Assets	$7,719,226	$4,040,585

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$573,721	$1,275,918
Note payable	4,615,547	1,197,680
Loans from Related Party	-	102,500
Derivative liability	1,253,000	1,381,000
Total Current Liabilities	6,442,268	3,957,098

Commitment and Contingencies
Stockholders' Equity
Preferred stock, Convertible Series A, Par value $0.001; authorized and issued 100 shares as of December 31, 2014 and 2013, respectively	-	-
Preferred stock, Convertible Series B, Par value $0.001; authorized 24,999,900 shares; issued and outstanding 15,500,000 and 14,750,000 shares as of December 31, 2014 and 2013, respectively	15,500	14,750
Common stock, par value $0.001; authorized 350,000,000 shares; issued 197,532,892 and 146,806,928 shares as of December 31, 2014 and 2013, respectively	197,533	146,808
Additional paid-in capital	38,081,784	14,759,246
Accumulated Deficit	(36,726,529)	(14,837,317)
Total Terra Tech Corp. stockholders' equity	1,568,288	83,487
Non-controlling interest	(291,330)	-
Total Stockholders' Equity	1,276,958	83,487

Total Liabilities and Stockholders' Equity	$7,719,226	$4,040,585

The accompanying notes are an integral part of the consolidated financial statements.

TERRA TECH CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2014	2013

Total Revenues	$7,094,270	$2,125,851
Cost of Goods Sold	6,941,278	2,036,933
	152,992	88,918
Selling, general and administrative expenses	18,327,792	3,575,897
Loss from operations	(18,174,800)	(3,486,979)

Other Income (Expenses)
Loss from derivatives issued with debt greater than debt carrying value	(4,808,000)	(2,054,000)
Gain (Loss) on fair market valuation of derivatives	1,912,037	673,000
Interest Expense	(1,096,324)	(1,278,721)
Total Other Income (Expense)	(3,992,287)	(2,659,721)

Loss before Provision of Income Taxes	(22,167,087)	(6,146,700)
Provision for income taxes	13,455	1,650
Net Loss	(22,180,542)	(6,148,350)
Net Loss attributable to non-controlling interest	291,330	-
Net Loss attributable to Terra Tech Corp.	$(21,889,212)	$(6,148,350)

Net Loss per Common Share attributable to Terra Tech Corp common stockholders - Basic and Diluted	$(0.13)	$(0.06)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	174,297,430	99,041,439

The accompanying notes are an integral part of the consolidated financial statements.

TERRA TECH CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Preferred Stock
	Convertible	Convertible	Convertible	Convertible			Additional		Non-
	Series A	Series A	Series B	Series B	Common Stock		Paid-In	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance Janaury 1, 2013	100	$-	14,750,000	$14,750	82,371,853	$82,372	$8,131,305	$(8,688,967)	$-	$(460,540)

Sale of Common Stock					22,084,567	22,085	1,552,457			1,574,542

Issuance of warrants							1,355,990			1,355,990

Issuance of Common Stock for services					5,420,741	5,421	767,744			773,165

Issuance of Common Stock for debt and interest expense					35,279,767	35,280	2,548,900			2,584,180

Issuance of Common Stock for acquisition					1,250,000	1,250	211,250			212,500

Issuance of Common Stock for deposits					400,000	400	191,600			192,000

Net Loss								(6,148,350)		(6,148,350)

Balance December 31, 2013	100	$-	14,750,000	$14,750	146,806,928	$146,808	$14,759,246	$(14,837,317)	$-	$83,487

The accompanying notes are an integral part of the consolidated financial statements.

TERRA TECH CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Preferred Stock
	Convertible	Convertible	Convertible	Convertible			Additional		Non-
	Series A	Series A	Series B	Series B	Common Stock		Paid-In	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance January 1, 2014	100	$-	14,750,000	$14,750	146,806,928	$146,808	$14,759,246	$(14,837,317)		$83,487

Sale of Common Stock					6,600,000	6,600	4,008,319			4,014,919

Proceeds from issuance of Common Stock from the exercise of warrants					4,613,362	4,614	288,806			293,420

Issuance of warrants							5,038,986			5,038,986

Issuance of Common Stock for services					6,973,414	6,973	3,707,580			3,714,553

Issuance of Common Stock for debt and interest expense					26,097,816	26,097	7,191,291			7,217,388

Short swing profit payment							67,100			67,100

Common Stock retired					(740,000)	(740)	740			-

Issuance of

Common Stock for the exercise of cashless warrants					3,003,335	3,003	(3,003)			-

Issuance of Common Stock for compensation					4,178,037	4,178	1,937,182			1,941,360

Issuance of Preferred Stock for compensation			750,000	750			1,085,537			1,086,287

Non-controlling Share of Loss									(291,330)	(291,330)

Net Loss								(21,889,212)		(21,889,212)

Balance December 31, 2014	100	$-	15,500,000	$15,500	197,532,892	$197,533	$38,081,784	$(36,726,529)	$(291,330)	$1,276,958

The accompanying notes are an integral part of the consolidated financial statements.

TERRA TECH CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

For The Years Ended December 31, 2014 and 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(21,889,212)	$(6,148,350)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on fair market valuation of derivatives	(1,912,037)	(673,000)
Depreciation and amortization	438,783	41,309
Warrants issued with common stock and debt	5,038,986	1,355,990
Stock issued for interest expense	396,555	1,039,081
Stock issued for compensation	3,027,647	-
Stock issued for services	3,714,553	773,165
Equity instruments issued with debt greater than debt carrying amount	4,808,000	2,054,000
Change in accounts receivable and inventory reserve	18,140	359,126
Changes in operating assets and liabilities:
Accounts receivable	(393,700)	(41,450)
Prepaid expenses	(81,343)	(857)
Inventory	(670,180)	(75,389)
Prepaid inventory	-	51,988
Note receivable	173,754	(173,754)
Deposits	5,422	(3,388,887)
Accounts payable	(528,723)	973,441
Net cash used in operations	(7,853,355)	(3,853,587)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,337,370)	-
Purchase of intangible assets - domain names	(12,440)	(11,400)
Cash assumed in merger	-	100
Net cash used in investing activities	(2,349,810)	(11,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	7,344,737	2,403,474
Proceeds from issuance of notes payable to related parties	27,500	17,502
Payments on notes payable	(303,474)	(100,000)
Payments on notes payable to related parties	(130,000)	(20,000)
Proceeds from issuance of common stock and warrants and common stock subscribed	4,014,919	1,574,542
Proceeds from issuance of common stock from the exercise of warrants	293,420	-
Payments by subsidiaries for non-controlling interest	(291,330)	-
Short swing profit payment	67,100	-
Net cash provided by financing activities	11,022,872	3,875,518

NET CHANGE IN CASH AND CASH EQUIVALENTS	819,707	10,631
CASH AND CASH EQUIVALENTS, beginning of period	26,943	16,312

CASH AND CASH EQUIVALENTS, end of period	$846,650	$26,943

The accompanying notes are an integral part of the consolidated financial statements.

F-7

TERRA TECH CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

For The Years Ended December 31, 2014 and 2013

	2014	2013

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES

Cash paid for interest	$54,908	$13,500

SUPPLEMENTAL DISCLOSURE FOR FINANCING ACTIVITIES

Warrant expense	$5,038,986	$1,355,990

The accompanying notes are an integral part of the consolidated financial statements.

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

We were incorporated in Nevada on July 22, 2008, under the name Private Secretary, Inc. The Company’s original business was developing a software program that would allow for automatic call processing through voice-over-Internet protocol, or “VoIP”, technology. Our operations were limited to capital formation, organization, and development of our business plan and target customer market. We generated no revenue. We changed our name to Terra Tech Corp. on January 27, 2012. We are pioneering the future by integrating the best of the natural world with technology to create sustainable solutions for food production, indoor cultivation, rare and exotic plants, and agricultural research and development. Through our wholly-owned subsidiary, GrowOp Technology Ltd., a Nevada corporation (“GrowOp Technology”), we engage in the design, marketing and sale of hydroponic equipment with proprietary technology to create sustainable solutions for the cultivation of indoor agriculture. We are also a retail seller of locally grown hydroponic produce through our wholly-owned subsidiary, Edible Garden Corp., a Nevada corporation (“Edible Garden”). Through MediFarm, LLC, a Nevada limited liability company (“MediFarm”), MediFarm I, LLC, a Nevada limited liability company (“MediFarm I”), and MediFarm II, LLC, a Nevada limited liability company (“MediFarm II”), subsidiaries in which we own interests in, we plan to operate medical marijuana cultivation, production, and dispensary facilities in Nevada. Most recently, we formed another wholly-owned subsidiary, IVXX, LLC, a Nevada limited liability company (“IVXX”), for the purpose of producing and selling a line of cannabis flowers, cigarettes, and pure concentrates.

Recent Developments

On February 9, 2012, we completed a reverse-triangular merger with GrowOp Technology, whereby we acquired all of the issued and outstanding shares of GrowOp Technology and in exchange we issued: (i) 33,998,520 shares of our Common Stock, (ii) 100 shares of Series A Preferred Stock, convertible into shares of Common Stock on a one-for-one basis, and (iii) 14,750,000 shares of Series B Preferred Stock, with each share convertible into 5.38425537 shares of Common Stock. The issuance represented approximately 50.3% of our total shares of Common Stock outstanding, assuming the conversion of all the shares of Series A Preferred Stock and Series B Preferred Stock, immediately following the closing of the merger. As a result of the merger, GrowOp Technology became our wholly-owned subsidiary. Following the merger, we ceased our prior operations and are now solely a holding company.

We acquired our second wholly-owned subsidiary, Edible Garden, in 2013. Edible Garden is a retail seller of locally grown hydroponic produce, which is distributed throughout Florida, the Midwest and the Northeast United States. We entered into a Share Exchange Agreement, dated March 23, 2013 (the “Share Exchange Agreement”), by and among the Company, Edible Garden, and the stockholders of Edible Garden. Pursuant to the Share Exchange Agreement, we offered and sold 1,250,000 shares of our Common Stock in consideration for all the issued and outstanding shares in Edible Garden. Separately, Amy Almsteier, our stockholder, and an officer and director, offered and sold 7,650,000 shares of Series B Preferred Stock to Ken Vande Vrede, Mike Vande Vrede, Steve Vande Vrede, Dan Vande Vrede, Beverly Willekes, and David Vande Vrede (collectively, the “Former EG Principal Stockholders”). The 7,650,000 shares of Series B Preferred Stock is convertible at any time into 36,344,198 shares of Common Stock and have voting power equal to 765,000,000 shares of Common Stock.

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

The effect of the issuance of the 1,250,000 shares of Common Stock and the sale of the 7,650,000 shares of Series B Preferred Stock by Ms. Almsteier was that the Former EG Principal Stockholders held approximately 25.7% of the issued and outstanding shares of Common Stock of the Company and approximately 43.3% of the voting power of the Company as of March 23, 2013. Articles of Exchange, consummating the share exchange, were filed with the Secretary of the State of Nevada on April 24, 2013.

On March 19, 2014, we formed MediFarm, a subsidiary. On July 18, 2014, we formed MediFarm I, a subsidiary. On July 30, 2014, we formed MediFarm II, a subsidiary. Through MediFarm, MediFarm I, and MediFarm II, we plan to operate medical marijuana cultivation, production, and dispensary facilities establishments in Nevada.

On September 16, 2014, we formed IVXX for the purposes of producing a line of cannabis flowers, cigarettes, and pure concentrates including: oils, waxes, shatters, and clears. The science of cannabis concentrate extraction functions on the solubility of the cannabinoids and other active ingredients in the cannabis plant. Cannabinoids are not water soluble, so to extract them properly the cannabinoids must be dissolved in a solvent. Co2 functions as a solvent when it is heated or cooled and pushed through the flower at high (supercritical) or low (subcritical) pressures. Many argue that Co2 extraction is the least-toxic form of cannabis concentrate extraction because of its low environmental impact and nonexistent toxicity. IVXX has chosen the Co2 extraction method and uses its supercritical Co2 extractor, as well as other proprietary processes, to produce its concentrates in its lab located in Oakland, California. Essentially, our supercritical Co2 extractor processes raw cannabis plants and separates the chemical cannabinoids from the cannabis plant material, producing a concentrate. IVXX also expects to sell clothing, apparel, and other various branded products.

The accompanying unaudited condensed financial statements include all of the accounts of Terra Tech. These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for financial information and with the instructions to Form 10-K and Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

Accounts Receivable

The Company reviews all outstanding accounts receivable for collectability on a quarterly basis. An allowance for doubtful accounts is recorded for any amounts deemed uncollectable. The Company does not accrue interest receivable on past due accounts receivable. There was an allowance of $49,168 at December 31, 2014 and $52,000 at December 31, 2013.

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

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company’s income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the year ended December 31, 2014.

Loss Per Common Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted income (loss) per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the year ended December 31, 2014, therefore the basic and diluted weighted average common shares outstanding were the same.

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

However, the Company has incurred net losses for the year ended December 31, 2014 and has accumulated a deficit of approximately $36.7 million at December 31, 2014. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. SHARE EXCHANGE

On April 24, 2013, the shareholders of the Company entered into a definitive agreement pursuant to which its shareholders exchanged common stock of Edible Garden for Common Stock of the Company. Under the agreement the Company acquired the customer list. Under the terms of this agreement the Company paid 1,250,000 shares of Common Stock valued at $212,500.

The transaction was accounted for as a business acquisition. In accordance with generally accepted accounting principles, intangible assets are recorded at fair values as of the date of the transaction. The Company has preliminarily allocated the $212,500 consideration paid to the acquired assets as follows:

Cash	100
Intangible assets, customer list	212,400
Fair value acquired	$212,500

Intangible assets with estimated useful lives are amortized over a 5 year period. Amortization expense was $45,900 for the year ended December 31, 2014.

5. REVERSE MERGER

On February 9, 2012, the Company completed a reverse merger transaction through a merger with GrowOp Technology whereby we acquired all of the issued and outstanding shares of GrowOp Technology in exchange for 33,998,520 shares of our Common Stock, which represented approximately 41.4% of our total shares outstanding immediately following the closing of the transaction. As a result of the reverse merger, GrowOp Technology became our wholly-owned subsidiary and the former shareholders of GrowOp Technology became our controlling stockholders. The share exchange transaction with GrowOp Technology was treated as a reverse merger, with GrowOp Technology as the acquiror and the Company as the acquired party.

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

Purchase Accounting

The merger was accounted for using the purchase method of accounting as a reverse acquisition. In a reverse acquisition, the post-acquisition net assets of the surviving combined company includes the historical cost basis of the net assets of the accounting acquirer (GrowOp Technologies) plus the fair value of the net assets of the accounting acquiree (Terra Tech). Further, under the purchase method, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values and the excess of the purchase price over the estimated fair value of the identifiable net assets is allocated to any intangible assets with the remaining excess purchase price over net assets acquired allocated to goodwill.

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. REVERSE MERGER, Continued

The fair value of the consideration transferred in the merger was $4,800,000 and was calculated as the number of shares of common stock that GrowOp Technologies would have had to issue in order for Terra Tech shareholders to hold a 58.6% equity interest in the combined entity post-merger, multiplied by the estimated fair value of the Company’s Common Stock on the merger date. The estimated fair value of the Company’s Common Stock was based on the offering price of the Common Stock sold in a private placement of share subscriptions, which was completed most recently prior to the merger. This price was determined to be the best indication of fair value on that date since the price was based on an arm’s length negotiation with a group consisting of both new and existing investors that had been advised of the pending merger and assumed similar liquidity risk as those investors holding the majority of shares being valued as purchase consideration.

The following table summarizes the Company’s determination of fair values of the assets acquired and the liabilities as of the date of merger.

Consideration - issuance of securities	$4,800,000
Cash	$35
Goodwill	4,799,965

Total purchase price	$4,800,000

The Company performed an impairment test related to goodwill as of the date of the merger and it was determined that goodwill was impaired. At that time, the Company recorded a charge to operations for the amount of the impairment of $4,799,965.

6. INVENTORY

Inventory consist of raw materials for the Company’s herb product lines. Cost of goods sold are calculated using the average costing method. The Company reviews its inventory periodically to determine net realizable value. The Company writes down inventory, if required, based on forecasted demand. These factors are impacted by market and economic conditions, new products introductions and require estimates that may include uncertain elements. Inventory at December 31, 2014 and December 31, 2013 consisted of the following:

	December 31,	December 31,
	2014	2013
Raw Materials	$479,682	$-
Work-In-Progress	190,498	-
	$670,180	$-

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at cost, less accumulated depreciation, at December 31, 2014 and December 31, 2013 consisted of the following:

	December 31,	December 31,
	2014	2013
Furniture	$53,790	$31,539
Equipment	2,367,605	26,022
Leasehold improvements	3,468,243	10,400
Subtotal	5,889,638	67,961
Less accumulated depreciation	(442,895)	(46,592)
Total	$5,446,743	$21,369

Depreciation expense related to property and equipment for the year ended December 31, 2014 was $392,883 and for the year ended December 31, 2013 was $9,211.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	December 31,	December 31,
	2014	2013
Accounts payable	$240,204	$948,421
Accrued officers’ salary	-	60,000
Accrued interest	270,918	204,898
Accrued payroll taxes	62,599	62,599
	$573,721	$1,275,918

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. NOTE PAYABLE

 Notes payable is as follows:

	December 31,	December 31,
	2014	2013

Unsecured promissory demand note dated May 7, 2012, issued to an accredited investor, bearing interest at a rate of 4% per annum. Holder may elect to convert into Common Stock at $0.75 per share.	5,000	5,000

Promissory note dated July 26, 2013, issued to an accredited investor, maturing July 15, 2014, bearing interest at a rate of 12% per annum. Principal and interest may be converted into Common Stock based on the average trading price of the ten days prior to maturity at the holders’ option.	150,000	150,000

Unsecured promissory demand notes, issued to an accredited investor, bearing interest at a rate of 4% per annum. Holder may elect to convert into Common Stock at $0.75 per share.	109,306	109,306

Unsecured promissory demand note, issued to an accredited investor, bearing interest at a rate of 15% per annum.	-	3,474

Senior secured promissory notes dated July 26, 2013, issued to accredited investors, maturing April 26, 2013, bearing interest at a rate of 6% per annum. Principal and interest was converted into Common Stock based on the average trading price of the ten days prior to maturity at the holders’ option during the quarter ended March 31, 2014.	-	250,000

Senior secured promissory notes dated October 10, 2013, issued to accredited investors, maturing April 5, 2014, bearing interest at a rate of 6% per annum. Principal and interest was converted into Common Stock based on the average trading price of the ten days prior to maturity at the holders’ option during the quarter ended March 31, 2014.	-	54,900

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. NOTE PAYABLE, Continued

Senior secured promissory note dated October 10, 2013, issued to an accredited investor, maturing May 22, 2014, bearing interest at a rate of 6% per annum. Principal and interest may be converted into Common Stock based on the average trading price of the ten days prior to maturity at the holders’ option. $50,000 was converted during the six months ended June 30, 2014.	50,000	-

Senior secured promissory notes dated November 22, 2013, issued to accredited investors, maturing May 15, 2014, bearing interest at a rate of 6% per annum. Principal and interest may be converted into Common Stock based on the average trading price of the ten days prior to maturity at the holders’ option. $175,000 was converted during the quarter ended March 31, 2014. $100,000 principal plus accrued interest was paid during the quarter ended March 31, 2014.	275,000	-

Senior secured promissory notes dated December 5, 2013, issued to accredited investors, maturing July 1, 2014, bearing interest at a rate of 12% per annum. Principal and interest was converted into equity during the year ended December 31, 2014.	300,000	-

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. NOTE PAYABLE, Continued

5% Original issue discount senior secured convertible promissory note dated March 5, 2014, issued to accredited investors, bearing interest at a rate of 12% per annum. The fixed conversion price in effect shall be 90% of the 20 day VWAP of Company Common Stock prior to February 5, 2014.	248,902	-

5% Original issue discount senior secured convertible promissory note dated May 5, 2014, issued to accredited investors, bearing interest at a rate of 12% per annum. The fixed conversion price in effect shall be 90% of the 20 day VWAP of Company Common Stock prior to February 5, 2014.	482,456	-

5% Original issue discount senior secured convertible promissory dated June 5, 2014, issued to accredited investors, bearing interest at a rate of 12% per annum. The fixed conversion price in effect shall be 90% of the 20 day VWAP of Company Common Stock prior to February 5, 2014.	146,197	-

5% Original issue discount senior secured convertible promissory note dated July 1, 2014, issued to accredited investors, bearing interest at a rate of 12% per annum. The fixed conversion price in effect shall be 90% of the 20 day VWAP of Company Common Stock prior to February 5, 2014.	547,948	-

5% Original issue discount senior secured convertible promissory note dated July 31, 2014, issued to accredited investors, bearing interest at a rate of 12% per annum. The fixed conversion price in effect shall be 90% of the 20 day VWAP of Company Common Stock prior to February 5, 2014.	2,894,739	-

	$4,615,547	$1,197,680

The senior secured promissory notes are secured by shares of Common Stock. There is accrued interest of $270,918 as of December 31, 2014.

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. LOANS FROM RELATED PARTY

 Notes payable to related parties are as follows:

	December 31,	December 31,
	2014	2013
Unsecured promissory note dated December 2, 2011 and due December 2, 2012, issued to an entity controlled by Michael James, an officer of the Company, bearing interest at a rate of 15% per annum. The maturity date was extended until March 31, 2014. Interest shall be paid in cash or common stock at the holders’ option. Principal in the amount of $30,000 was paid during the quarter ended March 31, 2014.	$-	$30,000

Unsecured promissory note dated December 2, 2011 and due December 2, 2012, issued to Michael Nahass a director of the Company, bearing interest at a rate of 15% per annum. The maturity date was extended until March 31, 2014. Interest shall be paid in cash or common stock at the holders’ option. During the year ended December 31, 2013, $17,502 has been advanced to the Company. Principal in the amount of $72,500 was paid during the quarter ended March 31, 2014.	$-	$72,500

	$-	$102,500

11. TAX

The Company incurred no current or deferred tax expense during the years ended December 31, 2014 and 2013.

The components of deferred tax assets and liabilities:

	December 31, 2014	December 31, 2013
Deferred income tax assets:
Allowance for bad debt	$21.000	$-
Warrants expense	2,216,000	-
Derivatives expense	1,274,000	-
Net operating losses	3,227,000	70,700
	6,738,747	70,700
Valuation allowance	(6,738,000)	(70,700)

Net deferred tax assets	$-	$-

For the years ended December 31, 2014 and 2013, a reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

Effective Tax Rate	December 31, 2014	December 31, 2013
Federal statutory	35.00%	35.00%
State and local, net of federal	5.84%	5.84%
Change in Valuation allowance	(40.84)%	(40.84)%

Total effective tax rate	0.00%	0.00%

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. TAX, Continued

Permanent differences include ordinary and necessary business expenses deemed by the Company as a non-allowable deduction under IRC § 280E, and tax deductions related to equity compensation that are less than the compensation recognized for financial reporting.

As of December 31, 2014, and December 31, 2013, the Company has net operating loss carryforwards of approximately $3,200,000 and $202,000, respectively, which, if unused, will expire beginning in years 2034. These tax attributes are subject to an annual limitation from equity shifts, which constitute a change of ownership as defined under Internal Revenue Code Section 382.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred through the period ended December 31, 2014. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. On the basis of this evaluation, as of December 31, 2014, a valuation allowance of approximately $6,700,000 has been recorded against all deferred tax assets as these assets are more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

12. CAPITAL STOCK

Preferred Stock

The Company has authorized 25 million shares of preferred stock with $0.001 par value, of which there were 100 shares of Series A Convertible Preferred Stock outstanding as of December 31, 2014. Series A Convertible Preferred Stock is convertible on a one-for-one basis into Common Stock and has all of the voting rights that the holders of our Common Stock has.

There were 15,500,000 shares of Series B Convertible Preferred Stock outstanding as of December 31, 2014. The Series B Convertible Preferred shares has all of the voting rights that the holders of our Common Stock, has voting power equal to 100 shares of Common Stock, and is convertible into shares of Common Stock on a 1-for-5.384325537 basis.

On February 26, 2012, pursuant the Agreement and Plan of Merger, the Company issued an aggregate of 14,750,000 shares of Series B Preferred Stock to Derek Peterson and Amy Almsteier, both of whom are officers and directors of the Company. On April 23, 2013, we entered into a Share Exchange Agreement, by and among the Company, Edible Garden, and the holders of common stock of Edible Garden. Amy Almsteier, our majority shareholder, and officer and director, offered and sold 7,650,000 of her 12,500,000 shares of Series B Preferred Stock to the Former EG Principal Stockholders, each of whom acquired the Series B Preferred Stock on a pro-rata basis, based on their respective percentage of equity interest in Edible Garden immediately prior to the consummation of the Share Exchange Agreement.

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. CAPITAL STOCK, Continued

Common Stock

The Company has authorized 350 million shares of Common Stock with $0.001 par value, of which there were issued and outstanding 197,532,892 as of December 31, 2014.

13. WARRANTS

The Company has the following shares of Common Stock reserved for the warrants outstanding as of December 31, 2014:

	December 31, 2014
		Weighted
		Average
		Exercise
	Shares	Price
Warrants outstanding – beginning of year	19,550,817	$0.17
Warrants exercised	(10,332,199)	0.19
Warrants granted	11,491,227	0.30
Warrants expired	-	-

Warrants outstanding – end of period	20,709,845	$0.23

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. WARRANTS, Continued

The weighted exercise price and weighted fair value of the warrants granted by the Company as of December 31, 2014, are as follows:

December 31, 2014
Weighted
	Average	Weighted
	Exercise	Average
	Price	Fair Value
Weighted average of warrants granted during the twelve months whose exercise price exceeded fair market value at the date of grant	$0.30	$0.45

The following table summarizes information about fixed-price warrants outstanding:

	Number	Average
Range of	Outstanding at	Remaining	Weighted
Exercise	December 31,	Contractual	Average
Prices	2014	Life	Exercise Price

$0.33	3,154,800	1 Month	$0.33
$0.33	564,000	2 Months	$0.33
$0.33	264,000	3 Months	$0.33
$0.33	1,188,000	4 Months	$0.33
$0.33	120,000	5 Months	$0.33
$0.33	249,600	6 Months	$0.33
$0.46	600,000	8 Months	$0.46
$0.46	150,000	13 Months	$0.46
$0.85	40,000	16 Months	$0.85
$0.40	333,333	20 Months	$0.40
$0.33	439,637	25 Months	$0.33
$0.16	750,000	27 Months	$0.16
$0.30	964,912	43 Months	$0.30
$0.30	4,824,561	44 Months	$0.30
$0.06	7,067,002	46 Months	$0.06
	20,709,845

For the warrants issued in February 2014, the Company valued the warrants utilizing the black scholes method with the following inputs: stock price of $0.57, exercise price of $0.330, volatility of 122.84%, years 4, treasury bond rate 2.5%, and dividend rate of 0%.

For the warrants issued in March 2014, the Company valued the warrants utilizing the black scholes method with the following inputs: stock price of $0.50, exercise price of $0.30, volatility of 122.61%, years 4, treasury bond rate 2.5%, and dividend rate of 0%.

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. WARRANTS, Continued

For the warrants issued in April 2014, the Company valued the warrants utilizing the black scholes method with the following inputs: stock price of $0.80, exercise price of $0.30, volatility of 125.88%, years 4, treasury bond rate 2.5%, and dividend rate of 0%.

For the warrants issued in May 2014, the Company valued the warrants utilizing the black scholes method with the following inputs: stock price of $0.59, exercise price of $0.30, volatility of 127.68%, years 4, treasury bond rate 2.5%, and dividend rate of 0%.

For the warrants issued in June 2014, the Company valued the warrants utilizing the black scholes method with the following inputs: stock price of $0.68, exercise price of $0.30, volatility of 130.55%, years 4, treasury bond rate 2.5%, and dividend rate of 0%.

For the warrants issued in July 2014, the Company valued the warrants utilizing the black scholes method with the following inputs: stock price of $0.55, exercise price of $0.30, volatility of 130.71%, years 4, treasury bond rate 2.5%, and dividend rate of 0%.

For the warrants issued in July 2014, the Company valued the warrants utilizing the black scholes method with the following inputs: stock price of $0.40, exercise price of $0.30, volatility of 131.05%, years 4, treasury bond rate 2.5%, and dividend rate of 0%.

The warrant expense of $5,038,986 was based on the Black Scholes calculation, which was expensed during the year ended December 31, 2014.

14. OPERATING LEASE COMMITMENTS

The Company leases certain business facilities under operating lease agreements which specify minimum rentals. Many of these have renewal provisions along with the option to acquire the property. Net rent expense for the Company for the year ended December 31, 2014 and 2013 was $367,204 and $54,408, respectively. Future minimum lease payments under non-cancelable operating leases having an initial or remaining term of more than one year are as follows:

Scheduled
Year Ending December 31:	Payments
2015	$539,705
2016	541,656
2017	487,517
2018	478,587
2019	342,336
2020 and thereafter	2,277,656
Total minimum rental payments	$4,667,457

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. LITIGATION AND CLAIMS

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

As of December 31, 2014, there was no accrual recorded for any potential losses related to pending litigation.

16. SEGMENT INFORMATION

Our operating and reportable segments are currently organized around the following products that we offer as part of our core business strategy:

•	Hydroponic Produce
•	Cannabis Products

These two reportable segments, described in greater detail below, had previously been reported on a combined basis as they had been operated and evaluated as one operating segment. We experienced significant growth over the last year in most of our product areas. As we have grown organically, and as we have added to our capabilities through acquisitions, our products have increased in scale and become more strategically important and distinctly organized and managed under these two groupings. In addition, our chief operating decision maker (“CODM”) has begun reviewing results and managing and allocating resources among these two strategic business groupings, and we have begun budgeting using these business segments. Our segment information for the year ended December 31, 2013 has been reclassified to conform to our current presentation.

Our CODM reviews revenues including intersegment revenues, gross profit and operating income (loss) before income taxes when evaluating segment performance and allocating resources to each segment. Accordingly, intersegment revenue is included in the segment revenues presented in the tables below and is eliminated from revenues and cost of sales in the “Eliminations and Other” column. The “Eliminations and Other” column also includes various income and expense items that we do not allocate to our operating segments. These income and expense amounts include the results of our hydroponic equipment which are not material, interest income, interest expense, corporate overhead and corporate-wide expense items such as legal and professional fees as well as expense items for which we have not identified a reasonable basis for allocation. The accounting policies of the reportable segments are the same as those described in Note 2 of the notes to the consolidated financial statements.

Hydroponic Produce – Our locally grown hydroponic produce is started from seed and is grown in environmentally controlled greenhouses. When harvested the products are sold through retailers targeted to customers seeking fresh produce locally grown using environmentally sustainable methods.

Cannabis Products – Our cannabis products are currently produced in our lab in California and will be sold in California. The Company was granted eight provisional permits in Nevada and has received approval from the local authorities with respect to six of the eight permits. The Company plans to operate medical marijuana cultivation, production, and dispensary facilities in Nevada through its subsidiaries.

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. SEGMENT INFORMATION, Continued

Summarized financial information concerning our reportable segments is shown in the following tables. Total asset amounts at December 31, 2014 and 2013 exclude intercompany receivable balances eliminated in consolidation.

	Year Ended December 31, 2014
	Hydroponic	Cannabis	Eliminations
	Produce	Products	and Other	Total

Total Revenues	$6,627,109	$-	$467,161	$7,094,270
Cost of Goods Sold	6,667,967	-	273,311	6,941,278
	(40,858)	-	193,850	152,992
Selling, general and administrative expenses	1,506,684	1,115,577	15,705,530	18,327,791
Loss from operations	(1,547,542)	(1,115,577)	(19,506,200)	(18,174,799)

Other Income (Expenses)
Loss from derivatives issued with debt greater than debt carrying value	-	-	(4,808,000)	(4,808,000)
Gain (Loss) on fair market valuation of derivatives	-	-	1,912,037	1,912,037
Interest Income (Expense)	2,232	-	(1,098,557)	(1,096,325)
Total Other Income (Expense)	2,232	-	(3,994,520)	(3,992,288)
Loss before Provision of Income Taxes	$(1,545,310)	$(1,115,577)	$(19,506,200)	$(22,167,087)

Total assets at December 31, 2014	$5,956,861	$858,180	$904,185	$7,719,226

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. SEGMENT INFORMATION, Continued

	Year Ended December 31, 2013
	Hydroponic	Cannabis	Eliminations
	Produce	Products	and Other	Total

Total Revenues	$1,936,054	$-	$189,797	$2,125,851
Cost of Goods Sold	1,955,203	-	81,730	2,036,933
	(19,149)	-	108,067	88,918
Selling, general and administrative expenses	201,953	-	3,373,944	3,575,897
Loss from operations	(221,102)	-	(3,265,877)	(3,486,979)

Other Income (Expenses)
Loss from derivatives issued with debt greater than debt carrying value	-	-	(2,054,000)	(2,054,000)
Gain (Loss) on fair market valuation of derivatives	-	-	673,000	673,000
Interest Income (Expense)	(651)	-	(1,278,070)	(1,278,721)
Total Other Income (Expense)	(651)	-	(2,659,070)	(2,659,721)
Loss before Provision of Income Taxes	$(221,753)	$-	$(5,924,947)	$(6,146,700)

Total assets at December 31, 2013	$3,250,788	$-	$789,797	$4,040,585

17. RELATED PARTY TRANSACTIONS

During the year the Company sold equipment amounting to $74,016 to an entity in which our President, Chief Executive Officer, and Chairman of our Board, has an ownership interest. The equipment was sold on an arms-length basis. There was an accounts receivable balance from this entity in the amount of $58,850 as of December 31, 2014.

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. SUBSEQUENT EVENTS

On February 27, 2015, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers (the “Purchasers”) relating to the issuance and sale (the “Offering”) of (i) 12% Convertible Promissory Notes (the “Notes”) in the aggregate principal amount of Three Million Dollars ($3,000,000), that are convertible into shares (the “Conversion Shares”) of our common stock, par value $0.001 per share (the “Common Stock”), and (ii) warrants (the “Warrants”) to acquire shares (the “Warrant Shares”) of our Common Stock pursuant to the terms of the Purchase Agreement. The purchase of the Notes is expected to occur in six (6) tranches (each, a “Tranche”, and, collectively, the “Tranches”), with the first Tranche of $750,000 closing simultaneously with the execution of the Purchase Agreement. Each additional Tranche is expected to be in the amount of $450,000 and, as long as we are not in default of the Notes, each Tranche is expected to close on every 30th day following the previous closing date; however, the closing of the third through sixth Tranches is subject to the mutual agreement of the parties.

We agreed to reimburse the Purchasers $15,000 for legal fees incurred in connection with the Offering to be paid at the closing of the first Tranche. Aegis Capital Corp. (the “Placement Agent” or “Aegis”) served as the placement agent in connection with this Offering and, in exchange for its services, earned an advisory fee equal to approximately $31,000. Aegis will receive additional compensation for each additional Tranche. Certain affiliates of Aegis are participants in the Offering; however, Aegis will not receive an advisory fee on any capital invested by affiliates of Aegis.

The Purchase Agreement contains customary representations, warranties, and covenants by, among, and for the benefit of the parties. The Purchasers were granted customary participation rights in future financings. The Purchase Agreement also limits our ability to engage in subsequent equity sales for a certain period of time.

The proceeds from the Offering are intended to be used for general corporate proceeds and cannot be used: (i) for the satisfaction of any portion of our debt (other than payment of trade payables in the ordinary course of our business and prior practices), (ii) for the redemption of our Common Stock or Common Stock equivalents, (iii) for the settlement of any outstanding litigation, or (iv) in violation of the Foreign Corrupt Practices Act or the Office of Foreign Assets Control.

The Offering is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(a)(2) of the Act (in that the Notes, the Conversion Shares, the Warrants, and the Warrant Shares were sold by us in a transaction not involving any public offering) and pursuant to Rule 506 of Regulation D promulgated thereunder. The Notes, the Conversion Shares, the Warrants, and the Warrant Shares are restricted securities that have not been registered under the Act, and will not be registered under the Act, and may not be offered or sold absent registration or applicable exemption from the registration requirements.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA TECH CORP.

Date: March 27, 2015	By:	/s/ Derek Peterson
Derek Peterson
President & Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Derek Peterson and Michael James, and each of them, as his or her true and lawful attorney-in-fact and agents with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments (including post-effective amendments) to this Registration Statement on Form S-1 of Terra Tech Corp., and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, grant unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or his substitutes, may lawfully do or cause to be done by virtue hereof.

S-1

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated.

Dated: March 20, 2015	By:	/s/ Derek Peterson
Derek Peterson
President and Chief Executive Officer, and Director
(principal executive officer)

Dated: March 20, 2015	By:	/s/ Amy Almsteier
Amy Almsteier
Secretary, Treasurer, and Director

Dated: March 20, 2015	By:	/s/ Michael A. Nahass
Michael A. Nahass
Director

Dated: March 20, 2015	By:	/s/ Steven J. Ross
Steven J. Ross
Director

Dated: March 20, 2015	By:	/s/ Ken Vande Vrede
Ken Vande Vrede
Director

Dated: March 20, 2015	By:	/s/ Steve Vande Vrede
Steve VandeVrede
Director

Dated: March 20, 2015	By:	/s/ Mike Vande Vrede
Mike Vande Vrede
Director

Dated: March 20, 2015	By:	/s/ Michael James
Michael James
Chief Financial Officer
(principal accounting officer and principal financial officer)

S-2