Form 10-Q
period 2015-03-31
Terra Tech Corp.
filed 2015-05-15
CIK 1451512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number 000-54258

TERRA TECH CORP.
(Exact name of registrant as specified in its charter)

NEVADA	26-3062661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4700 Von Karman, Suite 110

Newport Beach, California 92660

(Address of principal executive offices)

(ZIP Code)

(855) 447-6967

(Registrant’s telephone number, including area code)

N/A

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 12, 2015, there were 214,833,150 shares of common stock outstanding, which assumes the conversion of 100 shares of Series A Preferred Stock, convertible at any time into 100 shares of common stock, 15,500,000 shares of Series B Preferred Stock, convertible into 83,457,046 shares of common stock, and 16,657,113 shares of common stock issuable upon the exercise of all of our outstanding warrants.

TERRA TECH CORP.

Form 10-Q

TERRA TECH CORP.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	Unaudited
Assets
Current Assets:
Cash	$274,671	$846,650
Accounts receivable, net	693,424	417,463
Prepaid expenses	47,966	82,200
Inventory	552,074	670,180
Total Current Assets	1,568,135	2,016,493

Property, equipment and leasehold improvements, net	5,340,871	5,446,743
Intangible assets, net	151,062	161,412
Deposits	170,313	94,578
Total Assets	$7,230,381	$7,719,226

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$1,309,479	$573,721
Derivative liability	1,322,800	1,253,000
Short-term debt	2,829,469	4,615,547
Total Current Liabilities	5,461,748	6,442,268
Long-term debt, net of unamortized debt discount	88,126	-
Total Liabilities	5,549,874	6,442,268

Commitment and Contingencies
Stockholders' Equity
Preferred stock, Convertible Series A, Par value $0.001; authorized and issued 100 shares as of March 31, 2015 and December 31, 2014, respectively	-	-

Preferred stock, Convertible Series B, Par value $0.001; authorized 24,999,900 shares; issued and outstanding 15,500,000 shares as of March 31, 2015 and December 31, 2014, respectively	15,500	15,500

Common stock, Par value $0.001; authorized 350,000,000 shares; issued 210,098,276 and 197,532,892 shares as of March 31, 2015 and December 31, 2014, respectively	210,098	197,533
Additional paid-in capital	40,622,793	38,081,784
Accumulated Deficit	(38,803,043)	(36,726,529)
Total Terra Tech Corp. stockholders' equity	2,045,348	1,568,288
Non-controlling interest	(364,841)	(291,330)
Total Stockholders' Equity	1,680,507	1,276,958

Total Liabilities and Stockholders' Equity	$7,230,381	$7,719,226

The accompanying notes are an integral part of the consolidated financial statements.

TERRA TECH CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Month Ended March 31,
	2015	2014

Total Revenues	$763,353	$560,319
Cost of Goods Sold	534,638	558,229
	228,715	2,090
Selling, general and administrative expenses	2,331,285	2,203,805
Loss from operations	(2,102,570)	(2,201,715)

Other Income (Expenses)
Amortization of debt discount	(41,126)	-
Loss from derivatives issued with debt greater than debt carrying value	(224,000)	(1,214,000)
Gain (Loss) on fair market valuation of derivatives	408,200	(1,284,825)
Interest Expense	(188,529)	(215,950)
Total Other Income (Expense)	(45,455)	(2,714,775)
Loss before Provision of Income Taxes	(2,148,025)	(4,916,490)
Provision for income taxes	2,000	-
Net Loss	(2,150,025)	(4,916,490)
Net Loss attributable to non-controlling interest	73,511	-
Net Loss attributable to Terra Tech Corp.	$(2,076,514)	$(4,916,490)

Net Loss per Common Share attributable to Terra Tech Corp common stockholders - Basic and Diluted	$(0.01)	$(0.03)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	204,859,138	155,761,420

The accompanying notes are an integral part of the consolidated financial statements.

TERRA TECH CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,076,514)	$(4,916,490)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on fair market valuation of derivatives	(408,200)	1,284,825
Amortization of debt discount	41,126	-
Depreciation and amortization	159,434	92,982
Warrants issued with common stock and debt	-	1,249,123
Stock issued for services	104,166	-
Equity instruments issued with debt greater than debt carrying amount	224,000	1,214,000
Change in accounts receivable reserve	50,832	-
Changes in operating assets and liabilities:
Accounts receivable	(326,793)	33,867
Prepaid expenses	34,234	-
Inventory	118,106	-
Deposits	(75,735)	4,550
Accounts payable	950,088	(458,001)
Net cash used in operations	(1,205,256)	(1,495,144)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(43,212)	(1,332,024)
Net cash used in investing activities	(43,212)	(1,332,024)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	750,000	1,984,210
Proceeds from issuance of notes payable to related parties	-	27,500
Payments on notes payable	-	(300,000)
Payments on notes payable to related parties	-	(130,000)
Proceeds from issuance of common stock and warrants and common stock subscribed	-	4,014,919
Proceeds from issuance of common stock from the exercise of warrants	-	173,420
Payments by subsidiaries for non-controlling interest	(73,511)	-
Net cash provided by financing activities	676,489	5,770,049

NET CHANGE IN CASH AND CASH EQUIVALENTS	(571,979)	2,942,881
CASH AND CASH EQUIVALENTS, beginning of period	846,650	26,943
CASH AND CASH EQUIVALENTS, end of period	$274,671	$2,969,824

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITES

Cash paid for interest	$-	$95,676

SUPPLEMENTAL DISCLOSURE FOR FINANCING ACTIVITES

Warrant expense	$-	$1,249,123

The accompanying notes are an integral part of the consolidated financial statements.

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

References in this document to “the Company”, “Terra Tech”, “we”, “us”, or “our” are intended to mean Terra Tech Corp., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

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

We changed our name to Terra Tech Corp. on January 27, 2012. Through our wholly-owned subsidiary, GrowOp Technology Ltd., a Nevada corporation (“GrowOp Technology”), we engage in the design, marketing, and sale of hydroponic equipment with proprietary technology to create sustainable solutions for the cultivation of indoor agriculture. We are also a retail seller of locally grown hydroponic produce through our wholly-owned subsidiary, Edible Garden Corp., a Nevada corporation (“Edible Garden”). Through MediFarm, LLC, a Nevada limited liability company (“MediFarm”), MediFarm I, LLC, a Nevada limited liability company (“MediFarm I”), and MediFarm II, LLC, a Nevada limited liability company (“MediFarm II”), subsidiaries in which we own interests, we plan to operate medical marijuana cultivation, production, and dispensary facilities in Nevada. Most recently, we formed another wholly-owned subsidiary, IVXX, LLC, a Nevada limited liability company (“IVXX”), for the purpose of producing and selling a line of cannabis flowers and cigarettes, as well as a line of cannabis pure concentrates.

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

We acquired our second wholly-owned subsidiary, Edible Garden, in 2013. Edible Garden is a retail seller of locally grown hydroponic produce, which is distributed throughout Florida, the Midwest and the Northeast United States. We entered into a Share Exchange Agreement, dated March 23, 2013 (the “Share Exchange Agreement”), by and among the Company, Edible Garden, and the stockholders of Edible Garden. Pursuant to the Share Exchange Agreement, we offered and sold 1,250,000 shares of our common stock in consideration for all the issued and outstanding shares in Edible Garden. Separately, Amy Almsteier, one of our stockholders, and an officer and director of ours, offered and sold 7,650,000 shares of Series B Preferred Stock to Ken Vande Vrede, Mike Vande Vrede, Steve Vande Vrede, Dan Vande Vrede, Beverly Willekes, and David Vande Vrede (collectively, the “Former EG Principal Stockholders”). The 7,650,000 shares of Series B Preferred Stock are convertible at any time into 36,344,198 shares of common stock and have voting power equal to 765,000,000 shares of common stock.

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

The effect of the issuance of the 1,250,000 shares of common stock and the sale of the 7,650,000 shares of Series B Preferred Stock by Ms. Almsteier was that the Former EG Principal Stockholders held approximately 25.7% of our issued and outstanding shares of common stock and approximately 43.3% of our voting power of as of March 23, 2013. Articles of Exchange, consummating the share exchange, were filed with the Secretary of the State of Nevada on April 24, 2013.

On March 19, 2014, we formed MediFarm, a subsidiary. On July 18, 2014, we formed MediFarm I, a subsidiary. On July 30, 2014, we formed MediFarm II, a subsidiary. Through MediFarm, MediFarm I and MediFarm II, we plan to operate medical marijuana cultivation, production, and dispensary facilities establishments in Nevada.

On September 16, 2014, we formed IVXX for the purpose of producing a line of cannabis flowers and cigarettes, as well as a complete line of cannabis pure concentrates including: oils, waxes, shatters and clears. We began producing and selling IVXX’s products during the first quarter of fiscal 2015.We currently offer these products to five select dispensaries in California. We are using our supercritical CO2 extraction lab located in Oakland, California to manufacture these products. IVXX also expects to sell clothing, apparel, and other various branded products.

The accompanying unaudited condensed financial statements include all of the accounts of Terra Tech. These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for financial information and with the instructions to Form 10-Q and Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

Accounts Receivable

We review all outstanding accounts receivable for collectability on a quarterly basis. An allowance for doubtful accounts is recorded for any amounts deemed uncollectable. We do not accrue interest receivable on past due accounts receivable. There was an allowance of $100,000 at March 31, 2015 and $49,168 at December 31, 2014.

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

Deposits

Deposits are for a store and land in Nevada and carts for Edible Garden.

Revenue Recognition

Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments and estimated returns and upon transfer of title and risk to the customer which occurs at shipping (F.O.B. terms). Upon shipment, we have no further performance obligations and collection is reasonably assured as the majority of sales are paid for prior to shipping.

Cost of Goods Sold

Cost of goods sold are for the plants purchased and sold into the retail marketplace by Edible Garden.

Research and Development

Research and development costs are expensed as incurred.

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Income Taxes

We provide for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related Federal and state deferred tax asset for the three months ended March 31, 2015.

Loss Per Common Share

Net loss per share is computed in accordance with the provisions of ASC 260, “Earnings Per Share” by dividing net loss by the weighted average number of shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted income (loss) per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the three months ended March 31, 2015; therefore, the basic and diluted weighted average shares of common stock outstanding were the same.

Fair Value of Financial Instruments

We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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

Recently Issued Accounting Standards

Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flow.

2. GOING CONCERN

Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities, and upon additional financing. Management believes they can raise the appropriate funds needed to support their business plan and develop an operating company which is cash flow positive.

However, we have incurred net losses for the three months ended March 31, 2015 and have an accumulated deficit of approximately $38.8 million at March 31, 2015. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations. These factors raise substantial doubt about our ability to continue as a going concern.

The condensed financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should we be unable to continue as a going concern.

3. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

We maintain cash balances in several financial institutions which are insured by the Federal Deposit Insurance Corporation up to certain federal limitations.

We provide credit in the normal course of business to customers located throughout the U.S. We perform ongoing credit evaluations of our customers and maintain allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. SHARE EXCHANGE

On March 23, 2013, we entered into the Share Exchange Agreement pursuant to which Edible Garden’s stockholders exchanged common stock of Edible Garden for common stock of the Company. Pursuant to the Share Exchange Agreement, we offered and sold 1,250,000 shares of our common stock, valued at $212,500, in consideration for all the issued and outstanding shares in Edible Garden. We also acquired Edible Garden’s customer list.

The transaction was accounted for as a business acquisition. In accordance with generally accepted accounting principles, intangible assets are recorded at fair values as of the date of the transaction. We preliminarily allocated the $212,500 consideration paid for the acquired assets as follows:

Cash	100
Intangible assets, customer list	212,400
Fair value acquired	$212,500

Intangible assets with estimated useful lives are amortized over a 5 year period. Amortization expense was $10,350 for the three months ended March 31, 2015.

5. REVERSE MERGER

On February 9, 2012, we completed a reverse merger transaction through a merger with GrowOp Technology, whereby we acquired all of the issued and outstanding shares of GrowOp Technology and in exchange we issued: (i) 33,998,520 shares of our common stock, (ii) 100 shares of Series A Preferred Stock, convertible into shares of common stock on a one-for-one basis, and (iii) 14,750,000 shares of Series B Preferred Stock, with each share convertible into 5.38425537 shares of common stock. As a result of the reverse merger, GrowOp Technology became our wholly-owned subsidiary and, at the time the transaction was closed, the former stockholders of GrowOp Technology became our controlling stockholders. The share exchange transaction with GrowOp Technology was treated as a reverse acquisition, with GrowOp Technology as the accounting acquiror and the Company as the accounting acquiree.

Purchase Accounting

The acquisition was accounted for using the purchase method of accounting as a reverse acquisition. In a reverse acquisition, the post-acquisition net assets of the surviving combined company include the historical cost basis of the net assets of the accounting acquiror, GrowOp Technologies, plus the fair value of the net assets of the accounting acquiree, Terra Tech. Further, under the purchase method, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values and the excess of the purchase price over the estimated fair value of the identifiable net assets is allocated to any intangible assets with the remaining excess purchase price over net assets acquired allocated to goodwill.

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. REVERSE MERGER, Continued

The fair value of the consideration transferred in the acquisition was $4,800,000 and was calculated as the number of shares of common stock that GrowOp Technologies would have had to issue in order for Terra Tech stockholders to hold a 58.6% equity interest in the combined company post-acquisition, multiplied by the estimated fair value of our common stock on the acquisition date. The estimated fair value of our common stock was based on the offering price of the common stock sold in a private placement of share subscriptions which was completed most recently prior to the merger. This price was determined to be the best indication of fair value on that date since the price was based on an arm’s length negotiation with a group consisting of both new and existing investors that had been advised of the pending acquisition and assumed similar liquidity risk as those investors holding the majority of shares being valued as purchase consideration.

The following table summarizes our determination of fair values of the assets acquired and the liabilities as of the date of acquisition:

Consideration - issuance of securities	$4,800,000
Cash	$35
Goodwill	4,799,965

Total purchase price	$4,800,000

We performed an impairment test related to goodwill as of the date of the merger and it was determined that goodwill was impaired. At that time, we recorded a charge to operations for the amount of the impairment, which totaled $4,799,965.

6. INVENTORY

Inventory consists of raw materials for Edible Garden’s herb product lines. Cost of goods sold is calculated using the average costing method. We review our inventory periodically to determine net realizable value. We write down inventory, if required, based on forecasted demand. These factors are impacted by market and economic conditions, new products introductions, and require estimates that may include uncertain elements. Inventory at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31,	December 31,
	2015	2014
Raw Materials	$318,020	$479,682
Work-In-Progress	234,054	190,498
	$552,074	$670,180

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at cost, less accumulated depreciation, at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31,	December 31,
	2015	2014
Furniture	$53,790	$53,790
Equipment	2,403,245	2,367,605
Leasehold improvements	3,475,814	3,468,243
Subtotal	5,932,849	5,889,638
Less accumulated depreciation	(591,978)	(442,895)
Total	$5,340,871	$5,446,743

Depreciation expense related to property and equipment for the three months ended March 31, 2015 was $392,883 and for the year ended December 31, 2014 was $9,211.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

 Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2015	2014
Accounts payable	$1,007,582	$240,204
Accrued interest	239,298	270,918
Accrued payroll taxes	62,599	62,599
	$1,309,479	$573,721

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. NOTES PAYABLE

Notes payable are as follows:

	March 31,	December 31,
	2015	2014
Unsecured promissory demand note dated May 7, 2012, issued to an accredited investor, bearing interest at a rate of 4% per annum. Holder may elect to convert into common stock at $0.75 per share.	5,000	5,000

Promissory note dated July 25, 2014, issued to an accredited investor, maturing July 24, 2015, bearing interest at a rate of 12% per annum. Principal and interest may be converted into common stock based on the average trading price of the ten days prior to maturity at the holder’s option.	150,000	150,000

Unsecured promissory demand notes, issued to an accredited investor, bearing interest at a rate of 4% per annum. Holder may elect to convert into common stock at $0.75 per share.	109,306	109,306

5% Original issue discount senior secured convertible promissory note dated March 5, 2014, issued to accredited investors, maturing September 5, 2015, bearing interest at a rate of 12% per annum. The fixed conversion price in effect was set at 90% of the 20-day VWAP of our common stock on February 5, 2014, or $0.30753 per share.	38,377	248,902

5% Original issue discount senior secured convertible promissory note dated May 5, 2014, issued to accredited investors, maturing November 5, 2015, bearing interest at a rate of 12% per annum. The fixed conversion price in effect was set at 90% of the 20-day VWAP of our common stock on February 5, 2014, or $0.30753 per share.	337,719	482,456

5% Original issue discount senior secured convertible promissory note dated June 5, 2014, issued to accredited investors, maturing December 5, 2015, bearing interest at a rate of 12% per annum. The fixed conversion price in effect was set at 90% of the 20-day VWAP of our common stock on February 5, 2014, or $0.30753 per share.	-	146,197

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. NOTE PAYABLE, Continued

5% Original issue discount senior secured convertible promissory note dated July 1, 2014, issued to accredited investors, maturing January 5, 2016, bearing interest at a rate of 12% per annum. The fixed conversion price in effect was set at 90% of the 20-day VWAP of our common stock on February 5, 2014, or $0.30753 per share.	-	578,947

5% Original issue discount senior secured convertible promissory note dated July 31, 2014, issued to accredited investors, maturing February 1, 2016, bearing interest at a rate of 12% per annum. The fixed conversion price in effect was set at 90% of the 20-day VWAP of our common stock on February 5, 2014, or $0.30753 per share.	2,189,067	2,894,739

Convertible promissory note dated February 27, 2015, issued to accredited investors, maturing August 27, 2016, bearing interest at a rate of 12% per annum. The conversion price in effect is $0.1677, subject to adjustment.	88,126	-

Total Debt	2,917,595	4,615,547

Less short-term portion	2,829,469	4,615,547

Long-term portion	$88,126	$-

Total debt as of March 31, 2015 and December 31, 2014, was $2,917,595 and $4,615,547, respectively, which included unamortized debt discount of $661,874 and $0, respectively. The senior secured promissory notes are secured by shares of common stock. There was accrued interest of $239,298 as of March 31, 2015.

On February 27, 2015, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers (the “Purchasers”) relating to the issuance and sale (the “Offering”) of (i) 12% Convertible Promissory Notes (the “Notes”) in the aggregate principal amount of Three Million Dollars ($3,000,000), that are convertible into shares (the “Conversion Shares”) of our common stock, par value $0.001 per share, and (ii) warrants (the “Warrants”) to acquire shares (the “Warrant Shares”) of our common stock pursuant to the terms of the Purchase Agreement. The purchase of the Notes is expected to occur in six (6) tranches (each, a “Tranche”, and, collectively, the “Tranches”), with the first Tranche of $750,000 closing simultaneously with the execution of the Purchase Agreement. Each additional Tranche is expected to be in the amount of $450,000 and, as long as we are not in default of the Notes, each Tranche is expected to close on every 30th day following the previous closing date; however, the closing of the third through sixth Tranches is subject to the mutual agreement of the parties. The second tranche of $450,000 closed on April 6, 2015. The third tranche of $450,000 closed on May 12, 2015.

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

We have drawn down two additional tranches in the amount of $900,000 in the second quarter of 2015.

The Offering is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act (in that the Notes, the Conversion Shares, the Warrants, and the Warrant Shares were sold by us in a transaction not involving any public offering) and pursuant to Rule 506 of Regulation D promulgated thereunder. The Notes, the Conversion Shares, the Warrants, and the Warrant Shares are restricted securities that have not been registered under the Securities Act, and will not be registered under the Securities Act, and may not be offered or sold absent registration or applicable exemption from the registration requirements.

During the second quarter of 2015, debt and accrued interest in the amount of $637,368 was converted into 4,734,874 shares of common stock.

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. FAIR VALUE MEASUREMENTS

The following table represents the fair value hierarchy for those financial assets measured at fair value on a recurring basis:

	Fair Value at
	March 31,	Fair Value Measurement Using
	2015	Level 1	Level 2	Level 3

Derivative liability - Conversion Feature	$1,322,800	-	-	$1,322,800
	$1,322,800	-	-	$1,322,800

	Fair Value at
	December 31,	Fair Value Measurement Using
	2014	Level 1	Level 2	Level 3

Derivative liability - Conversion Feature	$1,253,000	-	-	$1,253,000
	$1,253,000	-	-	$1,253,000

Liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Balance at December 31, 2014	$1,253,000
Change in fair market value of Conversion Feature	(408,200)
Issuance of equity instruments with debt greater than debt carrying amount	224,000
Derivative debt converted into equity	254,000
Balance at March 31, 2015	$1,322,800

11. DEFERRED TAX EXPENSE

We incurred no current or deferred tax expense for period ended March 31, 2015 and the year ended December 31, 2014.

The components of deferred tax assets and liabilities are as follows:

	March 31, 2015	December 31, 2014
Deferred income tax assets:
Allowance for bad debt	$44,000	$21,000
Warrants expense	2,317,000	2,216,000
Derivatives expense	1,192,000	1,274,000
Net operating losses	3,350,000	3,227,000
	6,903,000	6,738,000
Valuation allowance	(6,903,000)	(6,738,000)

Net deferred tax assets	$-	$-

Permanent differences include ordinary and necessary business expenses deemed by us as a non-allowable deduction under IRC § 280E, and tax deductions related to equity compensation that are less than the compensation recognized for financial reporting.

As of March 15, 2015, and December 31, 2014, we had net operating loss carryforwards of approximately $9,500,000 and $8,900,000, respectively, which, if unused, will expire beginning in years 2034. These tax attributes are subject to an annual limitation from equity shifts, which constitute a change of ownership as defined under Internal Revenue Code Section 382.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred through the period ended March 15, 2015. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. On the basis of this evaluation, as of March 15, 2015, a valuation allowance of approximately $6,903,000 has been recorded against all deferred tax assets as these assets are more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

12. CAPITAL STOCK

Preferred Stock

We have authorized 25 million shares of preferred stock with $0.001 par value, of which there were 100 shares of Series A Preferred Stock outstanding as of March 31, 2015. Series A Preferred Stock is convertible on a one-for-one basis into common stock and has all of the voting rights of our common stock.

There were 15,500,000 shares of Series B Preferred Stock outstanding as of March 31, 2015. Each share of Series B Preferred Stock: (i) has voting rights equal to 100 shares of common stock, and (ii) is convertible, at the option of the holder, on a 1-for-5.384325537 basis, into shares of our common stock (subject to stock dividends, stock splits, and the like).

Common Stock

We have authorized 350 million shares of common stock, $0.001 par value per share. As of March 31, 2015, 210,098,276 shares of common stock were issued and outstanding.

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. WARRANTS

We have the following shares of common stock reserved for exercise of the warrants outstanding as of March 31, 2015:

	March 31, 2015
		Weighted
		Average
		Exercise
	Shares	Price
Warrants outstanding – beginning of year	20,709,845	$0.23
Warrants exercised	-	0.00
Warrants granted	1,118,068	0.16
Warrants expired	(3,886,800)	(0.33)

Warrants outstanding – end of period	17,941,113	$0.20

The weighted exercise price and weighted fair value of the warrants granted by us as of March 31, 2015, are as follows:

March 31, 2015
Weighted
	Average	Weighted
	Exercise	Average
	Price	Fair Value
Weighted average of warrants granted during the three months whose exercise price exceeded fair market value at the date of grant	$0.16	$0.16

The following table summarizes information about fixed-price warrants outstanding:

	Number	Average
Range of	Outstanding at	Remaining	Weighted
Exercise	March 31,	Contractual	Average
Prices	2015	Life	Exercise Price
$0.33	1,284,000	1 Months	$0.33
$0.33	120,000	2 Months	$0.33
$0.33	249,600	3 Months	$0.33
$0.46	600,000	5 Months	$0.46
$0.46	150,000	10 Months	$0.46
$0.85	40,000	13 Months	$0.85
$0.40	333,333	17 Months	$0.40
$0.33	439,637	22 Months	$0.33
$0.16	750,000	24 Months	$0.16
$0.30	964,912	40 Months	$0.30
$0.30	4,824,561	41 Months	$0.30
$0.06	7,067,002	43 Months	$0.06
$0.16	1,118,068	47 Months	$0.16
	17,941,113

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. OPERATING LEASE COMMITMENTS

We lease certain business facilities under operating lease agreements which specify minimum rentals. Many of these have renewal provisions along with the option to acquire the property. Our net rent expense for the three months ended March 31, 2015 and 2014 was $136,650 and $20,057, respectively. Future minimum lease payments under non-cancelable operating leases having an initial or remaining term of more than one year are as follows:

Scheduled
Year Ending December 31:	Payments
2015	$539,705
2016	541,656
2017	487,517
2018	478,587
2019	342,336
2020 and thereafter	2,277,656
Total minimum rental payments	$4,667,45

15. LITIGATION AND CLAIMS

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. We review any such legal proceedings and claims on an ongoing basis and follow appropriate accounting guidance when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated.  Based upon present information, we determined that there were no matters that required an accrual as of March 31, 2015, nor were there any asserted or unasserted claims for which material losses are reasonably possible.

16. SEGMENT INFORMATION

Our operating and reportable segments are currently organized around the following products that we offer as part of our core business strategy:

•	Hydroponic Produce

•	Cannabis Products

These two reportable segments, described in greater detail below, had previously been reported on a combined basis as they had been operated and evaluated as one operating segment. We experienced significant growth over the last year in most of our product areas. As we have grown organically, and as we have added to our capabilities through acquisitions, our products have increased in scale and become more strategically important and distinctly organized and managed under these two groupings. In addition, our chief operating decision maker (“CODM”) has begun reviewing results and managing and allocating resources among these two strategic business groupings, and we have begun budgeting using these business segments. Our segment information for the quarter ended March 31, 2014 has been reclassified to conform to our current presentation.

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. SEGMENT INFORMATION, Continued

Our CODM reviews revenues including intersegment revenues, gross profit and operating income (loss) before income taxes when evaluating segment performance and allocating resources to each segment. Accordingly, intersegment revenue is included in the segment revenues presented in the tables below and is eliminated from revenues and cost of sales in the “Eliminations and Other” column. The “Eliminations and Other” column also includes various income and expense items that we do not allocate to our operating segments. These income and expense amounts include the results of our hydroponic equipment, which are not material, interest income, interest expense, corporate overhead, and corporate-wide expense items such as legal and professional fees as well as expense items for which we have not identified a reasonable basis for allocation. The accounting policies of the reportable segments are the same as those described in Note 1 of the notes to the consolidated financial statements.

Hydroponic Produce – Our locally grown hydroponic produce is started from seed and is grown in environmentally controlled greenhouses. When harvested, the products are sold through retailers targeted to customers seeking fresh produce locally grown using environmentally sustainable methods.

Cannabis Products – IVXX’s cannabis products are currently produced in our supercritical Co2 lab in California and are sold in select dispensaries throughout California. We plan to operate medical marijuana cultivation, production, and dispensary facilities in Nevada through our subsidiaries, MediFarm, MediFarm I, and MediFarm II. We were granted eight provisional permits in Nevada and have received approval from the local authorities with respect to six of the eight permits.

Summarized financial information concerning our reportable segments is shown in the following tables. Total asset amounts at March 31, 2015 and 2014 exclude intercompany receivable balances eliminated in consolidation.

	3 Months Ended March 31, 2015
	Hydroponic	Cannabis	Eliminations
	Produce	Products	and Other	Total
Total Revenues	$458,773	$304,025	$555	$763,353
Cost of Goods Sold	288,093	246,545	-	534,638
	170,680	57,480	555	228,715
Selling, general and administrative expenses	470,065	226,289	1,634,931	2,331,285
Loss from operations	(299,385)	(168,809)	(1,634,376)	(2,102,570)

Other Income (Expenses)
Amortization of debt discount	-	-	(41,126)	(41,126)
Loss from derivatives issued with debt greater than debt carrying value	-	-	(224,000)	(224,000)
Gain (Loss) on fair market valuation of derivatives	-	-	408,200	408,200
Interest Income (Expense)	-	-	(188,529)	(188,529)
Total Other Income (Expense)	-	-	(45,455)	(45,455)
Loss before Provision of Income Taxes	$(299,385)	$(168,809)	$(1,679,831)	$(2,148,025)

Total assets at March 31, 2015	$6,009,693	$794,180	$426,508	$7,230,381

	3 Months Ended March 31, 2014
	Hydroponic	Cannabis	Eliminations
	Produce	Products	and Other	Total
Total Revenues	$457,823	$-	$102,496	$560,319
Cost of Goods Sold	476,139	-	82,090	558,229
	(18,316)	-	20,406	2,090
Selling, general and administrative expenses	266,244	-	1,937,561	2,203,805
Loss from operations	(284,560)	-	(1,917,155)	(2,201,715)

Other Income (Expenses)
Loss from derivatives issued with debt greater than debt carrying value	-	-	(1,214,000)	(1,214,000)
Gain (Loss) on fair market valuation of derivatives	-	-	(1,284,825)	(1,284,825)
Interest Income (Expense)	1,737	-	(217,687)	(215,950)
Total Other Income (Expense)	1,737	-	(2,716,512)	(2,714,775)
Loss before Provision of Income Taxes	$(282,823)	$-	$(4,633,667)	$(4,916,490)

Total assets at March 31, 2014	$4,595,821	$-	$3,818,060	$8,413,881

17. RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2015, our subsidiary, IVXX, purchased raw materials totaling $208,002 from an entity in which our Chief Executive Officer has an ownership interest in. IVXX also sold finished goods amounting to $281,423 to that same entity. The terms of the purchases of the raw materials and sales of the finished goods were at arms-length. There was an accounts receivable balance from this entity in the amount of $196,914 as of March 31, 2015.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which provides a “safe harbor” for forward-looking statements made by us. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends, and other information, may be forward-looking statements. Words such as “might,” “will,” “may,” “should,” “estimates,” “expects,” “continues,” “contemplates,” “anticipates,” “projects,” “plans,” “potential,” “predicts,” “intends,” “believes,” “forecasts,” “future,” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates, and projections will occur or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties, and other important factors, many of which are beyond our control, that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties, and other important factors that could cause actual results to differ include, among others, the risk, uncertainties and factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”), and in this report, as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov.

We caution you that the risks, uncertainties, and other factors set forth in our periodic filings with the SEC may not contain all of the risks, uncertainties, and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits, or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that: (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct, or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this report apply only as of the date of the report or as of the date they were made and, except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments, or otherwise.

Company Overview

We were incorporated in Nevada on July 22, 2008 under the name Private Secretary, Inc. We changed our name to Terra Tech Corp. on January 27, 2012. Our corporate headquarters is located at 4700 Von Karman Avenue, Suite 100, Newport Beach, California 92660 and our telephone number is (855) 447-6967. Our website addresses are as follows: www.terratechcorp.com, www.growopltd.com, www.ediblegarden.com, www.egrow.com, www.goodearthhydro.com, www.bestbuyhydro.com, and www.ivxx.com.

Our original business was to develop a software program that would allow for automatic call processing through “VoIP” technology. Our operations were limited to capital formation, organization, and development of our business plan and target customer market. We generated no revenue.

On February 9, 2012, we completed a reverse-triangular merger with GrowOp Technology Ltd., a Nevada corporation (“GrowOp Technology”), whereby we acquired all of the issued and outstanding shares of GrowOp Technology and in exchange we issued: (i) 33,998,520 shares of our common stock, (ii) 100 shares of Series A Preferred Stock, convertible into shares of common stock on a one-for-one basis, and (iii) 14,750,000 shares of Series B Preferred Stock, with each share convertible into 5.38425537 shares of common stock. The issuance represented approximately 50.3% of our total shares of common stock outstanding, assuming the conversion of all the shares of Series A Preferred Stock and Series B Preferred Stock, immediately following the closing of the merger. As a result of the merger, GrowOp Technology became our wholly-owned subsidiary. Following the merger, we ceased our prior operations and are now solely a holding company with three wholly-owned subsidiaries. We also own interests in three other subsidiaries. Through GrowOp Technology, we engage in the design, marketing, and sale of hydroponic equipment with propriety technology to create sustainable solutions for the cultivation of indoor agriculture.

We entered into a Share Exchange Agreement, dated March 23, 2013 (the “Share Exchange Agreement”), by and among the Company, Edible Garden Corp., a Nevada corporation (“Edible Garden”), and the stockholders of Edible Garden. Pursuant to the Share Exchange Agreement, we offered and sold 1,250,000 shares of common stock of the Company in consideration for all the issued and outstanding shares in Edible Garden. Separately, Amy Almsteier, one of our stockholders, and an officer and director of ours, offered and sold 7,650,000 shares of Series B Preferred Stock to Ken Vande Vrede, Mike Vande Vrede, Steve Vande Vrede, Dan Vande Vrede, Beverly Willekes, and David Vande Vrede (the “Former EG Principal Stockholders”). The 7,650,000 shares of Series B Preferred Stock are convertible at any time into 36,344,198 shares of common stock and have voting power equal to 765,000,000 shares of common stock.

The effect of the issuance of the 1,250,000 shares of common stock of the Company and the sale of the 7,650,000 shares of Series B Preferred Stock by Ms. Almsteier was that as of the date of the issuance and sale, the Former EG Principal Stockholders held approximately 25.7% of the issued and outstanding shares of common stock of the Company and approximately 43.3% of the voting power of the Company. Articles of Exchange, consummating the share exchange, were filed with the Secretary of the State of Nevada on April 24, 2013. Through Edible Garden, we are the retail seller of locally grown hydroponic produce.

We formed MediFarm, LLC, a Nevada limited liability company (“MediFarm”) on March 19, 2014. We own 60% of the membership interests in MediFarm. The remaining membership interests are owned by Camden Goorjian (20%) and by Richard Vonfeldt (20%), two otherwise unaffiliated individuals. Upon receipt of the necessary governmental approvals and permitting, as to which there can be no assurance, we expect MediFarm to operate medical marijuana cultivation, production, and dispensary facilities in Clark County, Nevada and a medical marijuana dispensary facility in the City of Las Vegas.

We formed MediFarm I , LLC, a Nevada limited liability company (“MediFarm I”) on July 18, 2014. We own 50% of the membership interests in MediFarm I. The remaining membership interests are owned by Forever Green NV, LLC (50%), an otherwise unaffiliated entity. Upon receipt of the necessary governmental approvals and permitting, as to which there can be no assurance, we expect MediFarm I to operate a medical marijuana dispensary in Reno, Nevada.

We formed MediFarm II LLC, a Nevada limited liability company (“MediFarm II”) on July 30, 2014. We own 55% of the membership interests in MediFarm II. The remaining membership interests are owned by Nevada MF, LLC (30%) and by Forever Green NV, LLC (15%), two otherwise unaffiliated parties. Upon receipt of the necessary governmental approval and permitting, as to which there can be no assurance, we expect MediFarm II to operate a medical marijuana cultivation and production facility in Spanish Springs, Nevada.

On September 16, 2014, we formed IVXX, LLC, a Nevada limited liability company (“IVXX”) for the purpose of producing a line of cannabis flowers and cigarettes, as well as a complete line of cannabis pure concentrates, including: oils, waxes, shatters, and clears. We currently offer these products to five select dispensaries in California. IVXX also expects to sell clothing, apparel, and other various branded products.

Our business segments consist of hydroponic produce and cannabis products. Our hydroponic produce is locally grown hydroponic produce that is started from seed and is grown in environmentally controlled greenhouses. When harvested, the products are sold through retailers targeted to customers seeking fresh produce locally grown using environmentally sustainable methods. This segment consists of Edible Garden’s business and operations. Our cannabis products segment consists of IVXX’s business, as well as the proposed business operations of MediFarm, MediFarm I, and MediFarm II. IVXX’s cannabis products are currently produced in our supercritical Co2 lab in California and are sold in select dispensaries throughout California. We plan to operate medical marijuana cultivation, production, and dispensary facilities in Nevada through our subsidiaries, MediFarm, MediFarm I, and MediFarm II. We were granted eight provisional permits in Nevada and have received approval from the local authorities with respect to six of the eight permits. See Note 16, Segment Information, in the Notes to the Consolidated Financial Statements for information on our net sales, cost of goods sold, selling, general and administrative expenses, other income (expense), loss from operations, and identifiable assets by segment for the three months ended March 31, 2015 and March 31, 2014.

Results of Operations for the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014:

Revenues. For the quarter ended March 31, 2015, we generated revenues of $763,353, compared to $560,319 for the quarter ended March 31, 2014, an increase of $203,034. The increase was primarily due to revenue generated by IVXX from the sale of its cannabis products. At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross Margin. Our gross margin for the quarter ended March 31, 2015 was $228,715, compared to a gross margin of $2,090 for the quarter ended March 31, 2014, an increase of $226,625. Our gross margin percentage for the quarter ended March 31, 2015 was 29.96%, compared to 0.37% for the quarter ended March 31, 2014. The increase in gross margin was primarily due to better margins from Edible Garden as a result of the completed greenhouse facility with high-tech Dutch bucket hydroponic equipment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended March 31, 2015 were $2,331,285, compared to $2,203,805 for the quarter ended March 31, 2014, an increase of $127,480. For the three months ended March 31, 2015, the components of selling, general and administrative expenses were: (i) a $66,450 increase in depreciation for additional farm equipment used by Edible Garden; (ii) a $265,361 increase in legal and accounting expenses primarily related to the preparation and filing of registration statements and reviewing of contracts; (iii) a $26,183 increase in advertising for the promotion of the IVXX brand; (iv) a $50,832 increase in allowance for doubtful accounts; (v) an expense for Directors and Officers liability insurance in the amount of $29,288; (vi) a $562,373 increase in compensation expense due to an increase in the number of employees; (vii) an increase of $284,955 in consulting fee related to the cannabis business; (viii) a $46,937 increase in permitting fees related to the proposed construction of MediFarm’s, MediFarm I’s, and MediFarm’s II facilities; (ix) a $116,603 increase in rent for the additional properties leased in connection with MediFarm’s, MediFarm I’s, and MediFarm II’s proposed cannabis business in Nevada; and (x) a $37,423 increase in utilities primarily related to Edible Garden’s greenhouse being in service for the full quarter. These increases were offset by the absence of $185,000 in director fees that were recognized in the first quarter of fiscal 2014 and the absence of $41,279 in costs incurred during the first quarter of fiscal 2014 in connection with the ramp-up of Edible Garden’s greenhouse facility. Warrant expense decreased over the prior year by $1,249,123.

Operating Income (Loss). We realized an operating loss of $2,101,570 for the quarter ended March 31, 2015, compared to $2,201,715 for the quarter ended March 31, 2014.

Other Income (Expense). Other expense for the quarter ended March 31, 2015 was $45,455, compared to $2,714,775 for the quarter ended March 31, 2014. We had a loss on the issuance of derivatives in the amount of $224,000 for the quarter ended March 31, 2015, compared to $1,214,000 for the quarter ended March 31, 2014, a decrease of $990,000, due to fewer convertible notes being issued during the first quarter of fiscal 2015. We had a gain on the fair market valuation of the derivatives in the amount of $408,200 for the quarter ended March 31, 2015, compared to a loss of $1,284,825 from the prior year. Interest expense totaled $118,529 for the quarter ended March 31, 2015, compared to $215,950 for the quarter ended March 31, 2014. The decrease is due to less debt outstanding in the quarter ended March 31, 2015.

Net Income (Loss). We incurred a net loss of $2,076,514, or $0.01 per share, for the quarter ended March 31, 2015, compared to a net loss of $4,916,490, or $0.03 per share, for the quarter ended March 31, 2014. The primary reason for the improvement in net loss is that we had less convertible debt and warrants issued during the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014.

Management will continue to make an effort to lower operating expenses and increase revenue. We will continue to invest in further expanding our operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting our name and our products. Given the fact that most of the operating expenses are fixed or have quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase.

Disclosure About Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Critical Accounting Policies

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in this report.

Liquidity and Capital Resources

We have never reported net income. We incurred net losses for the three months ended March 31, 2015 and have an accumulated deficit of $38,803,043 at March 31, 2015. As of March 31, 2015, we had a working capital deficit of $3,893,613. At March 31, 2015, we had a cash balance of approximately $274,671, compared to a cash balance of $846,650 at December 31, 2014. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through private sales of preferred stock, common stock, and debt securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations.

We anticipate requiring additional capital for the commercial development of our subsidiaries. Assuming MediFarm, MediFarm I, and MediFarm II receive all the necessary permits and licenses applied for, we anticipate we will need an additional $11 million in capital for the commercial development of these subsidiaries. Because none of MediFarm, MediFarm I, or MediFarm II has commenced operations, the $11 million budget as described herein is prospective. With respect to MediFarm, the estimated construction budget (for year one) and operation budget (for the first five years of operation) is approximately $500,000 for the dispensary facilities and approximately $5 million for the cultivation and production facility. With respect to MediFarm I’s dispensary facility, the estimated construction budget (for year one) and operation budget (for the first five years of operation) is approximately $500,000. With respect to MediFarm II’s cultivation and production facility, the estimated construction budget (for year one) and operation budget (for the first five years of operation) is approximately $5 million. Forever Green NV, LLC, a member of both MediFarm I and MediFarm II, has agreed to contribute approximately $500,000 in the form of debt to MediFarm I and approximately $750,000 in the form of debt to MediFarm II. We will be obligated to contribute the remaining amount, or approximately $9.75 million in the aggregate, for all three subsidiaries. This amount is in addition to any proceeds we may receive if and when we sell additional securities.

With respect to GrowOp Technology, we anticipate needing approximately $110,000 for the commercial development of this subsidiary, which includes anticipated expenses for purchasing, marketing, and selling of a new line of double ended lighting. This amount is in addition to any proceeds we may receive if and when we sell additional securities.

With respect to IVXX, we anticipate requiring $400,000 for working capital, inventories, salaries for sales personnel, and software. We anticipate allocating a portion of any proceeds we may receive if and when we sell additional securities.

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

Promissory Notes

Fiscal 2015

On February 27, 2015, we entered into a Securities Purchase Agreement with certain purchasers relating to the issuance and sale of (i) 12% Convertible Promissory Notes in the aggregate principal amount of Three Million Dollars ($3,000,000), that are convertible into shares of our common stock, and (ii) warrants to acquire shares of our common stock. The purchase of the notes is expected to occur in six (6) tranches, with the first tranche of $750,000 closing simultaneously with the execution of the agreement. The second tranche of $450,000 closed on April 6, 2015. The third tranche of $450,000 closed on May 12, 2015. We agreed to reimburse the purchasers $15,000 for legal fees incurred in connection with the offering that was paid at the closing of the first tranche. Aegis Capital Corp. (“Aeigs”), the placement agent, was paid approximately $31,000 at the closing of the first tranche and will be paid additional compensation at each subsequent closing.

Each note accrues interest at 12% per annum, of which twelve months interest is guaranteed, payable on each conversion date for the principal amount being converted and on the maturity date in either cash or, at the holder’s option, in shares of common stock. All principal and interest due and owing under each note is convertible into shares of our common stock, at any time at the election of the holder, at a conversion price equal to 75% of the lowest VWAP in the prior 20-trading days immediately before the conversion date. We also agreed to issue to the purchasers a series of warrants to purchase up to that number of shares of common stock equal to 25% of the principal amount of the note issuable to the purchasers at the applicable closing divided by the conversion price of the note.

Fiscal 2014

During the year ended December 31, 2014, we obtained new debt from the issuance of secured promissory notes that supplied the funds that were needed to finance operations during the reporting period. Such new borrowings resulted in the receipt by us of $7,344,737. The proceeds received by us include the sale of an aggregate of $6,550,000, net of a five percent original issue discount (“OID”), of promissory notes to Dominion Capital, LLC (“Dominion”). The OID, aggregated, is approximately $344,737. All principal and interest due and owing under each such note is convertible into shares of common stock at a conversion price equal to approximately $0.30753 per share, subject to adjustment. Each such note accrues interest at a rate of 12% per annum and has a maturity date of 18 months after issuance. The notes were sold to Dominion at various times from February 2014 through July 2014. In connection with the issuance of the notes to Dominion, we also issued to Dominion warrants to purchase up to that number of shares of common stock equal to 50% of the principal amount of the notes issuable divided by the conversion price. As of February 5, 2014, the date we entered into the purchase agreement with Dominion, the warrants were exercisable for a total of 11,491,228 shares of common stock.

In addition, related parties contributed $102,500 in fiscal year 2011 in exchange for unsecured non-convertible note payables. We repaid these notes in March of 2014, and therefore have no further obligations.

Operating Activities

Cash used in operations for the quarter ended March 31, 2015 was $1,205,256 compared to $1,495,144 for the quarter ended March 31, 2014. The decrease in the cash used in operations was primarily due to: (i) an improvement in net loss for the first quarter of fiscal 2015, compared to the first quarter of fiscal 2014; (ii) a $408,200 loss on the fair market value of derivatives for the quarter ended March 31, 2015, compared to a $1,284,825 gain on the fair market value of derivatives for the quarter ended March 31, 2014; (iii) the absence of $1,249,123 incurred in the first quarter of fiscal 2014 in connection with shares of common stock issued for services; (iv) a $360,660 decrease in accounts receivable in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014; and (vi) a $1,408,089 increase in accounts payable in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014.

Investing Activities

Cash used in investing activities for the quarter ended March 31, 2015 was $43,212 compared to cash used by investing activities of $1,332,024 for the quarter ended March 31, 2014. During the first quarter of fiscal 2014, cash used in investing activities was primarily comprised of expenditures related to the construction of Edible Garden’s greenhouse facility and related equipment.

Financing Activities

Cash provided by financing activities for the quarter ended March 31, 2015 was $676,489 compared to $5,770,049 for the quarter ended March 31, 2014, a decrease of $5,093,560. The cash provided by financing activities in the first quarter of fiscal 2015 was primarily due to $750,000 received in connection with the issuance of a secured promissory note.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2015.

There were no changes in our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There have been no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2014 regarding legal proceedings that we are involved in. Please refer to Part I, Item 3, “Legal Proceedings”, in our Annual Report on Form 10-K for the year ended December 31, 2014 for information regarding such legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our 2014 Annual Report on Form 10-K. Please refer to that section for disclosures regarding the risk and uncertainties relating to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

Item 6 Exhibits

(a)

31.1	Certification of Derek Peterson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Michael C. James, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Derek Peterson, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

32.2	Certification of Michael C. James, Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculations Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Presentation Linkbase Document *

______________

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA TECH CORP.

Date: May 14, 2015	By:	/s/ Michael C. James
Michael C. James
Chief Financial Officer
Chief Accounting Officer

