Form 10-K/A
period 2014-12-31
Terra Tech Corp.
filed 2015-05-28
CIK 1451512

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014,

 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

 Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company, (as defined in Rule 12b-2 in the Exchange Act). YES ☐ NO ☒

At June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates (based on the closing sale price of the registrant’s Common Stock on the OTC Market Group Inc.’s OTCQB tier, and for the purpose of this computation only, on the assumption that all of the Registrant’s directors and officers are affiliates, was approximately $84,279,603.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to Terra Tech Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, originally filed with the Securities and Exchange Commission on March 27, 2015 (the “Original Filing”), is being filed for the purpose of (i) correcting an incorrect reference to our disclosure controls and procedures being effective as of December 31, 2014 in Part II, Item 9A. Controls and Procedures, “Evaluation of Disclosure Controls and Procedures,” of the Original Filing, (ii) adding the version of the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control – Integrated Framework that was used to perform our assessment disclosed in Part II, Item 9A. Controls and Procedures, “Management’s Annual Report on Internal Control over Financial Reporting,” of the Original Filing, and (iii) amending the Exhibits contained in Item 15 of Part IV to correct the footnotes to the Exhibit List in the Original Filing, which inadvertently listed erroneous references. For purposes of this Amendment, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 9A and Item 15 of the Original Filing has been amended and restated in its entirety. Except as described above, no other changes have been made to the Original Filing, and this Amendment does not modify, amend, or update in any way any of the financial or other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

Capitalized terms used but not otherwise defined in this Amendment have the meanings giving in the Original Filing.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended December 31, 2014, we carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Our CEO and our CFO have concluded, based on their evaluation, that as of December 31, 2014, our disclosure controls and procedures were not effective at the end of the fiscal year to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the 2013 version of the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014 based on such criteria. Deficiencies existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosures and reporting processes. Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements – See Index on page F-1

Report of Independent Registered Public Accounting Firm **

Consolidated Balance Sheets—As of December 31, 2014 and 2013 **

Consolidated Statements of Operations and Comprehensive Income—For the years ended December 31, 2014 and 2013 **

Consolidated Statements of Stockholders’ Equity—For the years ended December 31, 2014 and 2013 **

Consolidated Statements of Cash Flows—For the years ended December 31, 2014 and 2013 **

Notes to Consolidated Financial Statements **

 (b) The following exhibits are filed herewith as a part of this report.

Exhibit	Description
2.1

Agreement and Plan of Merger dated February 9, 2012, by and among Terra Tech Corp., a Nevada corporation, TT Acquisitions, Inc., a Nevada corporation, and GrowOp Technology Ltd., a Nevada corporation (2)

2.2	Articles of Merger (2)
2.3	Share Exchange Agreement, dated April 24, 2013, by and among the Registrant, Edible Garden Corp., a Nevada corporation, and the holders of common stock of Edible Garden Corp. (5)
2.4	Form of Articles of Share Exchange (5)
3.1	Articles of Incorporation dated July 22, 2008 (1)
3.2	Certificate of Amendment dated July 8, 2011 (9)
3.3	Certificate of Change dated July 8, 2011 (9)
3.4	Certificate of Amendment dated January 27, 2012 (2)
3.5	Bylaws (1)
4.1	Certificate of Designation for Series A Preferred Stock (3)
4.2	Certificate of Designation for Series B Preferred Stock (3)
4.3	Form of Common Stock Purchase Warrant dated February 5, 2014 issued to Dominion Capital LLC (15)
4.4	Form of Common Stock Purchase Agreement (14)
4.5	Form of 12% Convertible Promissory Note (14)
10.1	5% Original Issue Discount Senior Secured Promissory Note dated February 5, 2014, issued to Dominion Capital LLC (15)
10.2	Securities Purchase Agreement dated February 5, 2014, by and between Terra Tech Corp. and Dominion Capital LLC (15)
10.3	Registration Rights Agreement dated February 5, 2014, by and between Terra Tech Corp. and Dominion Capital LLC (15)
10.4	Security Agreement dated February 5, 2014, by and among Terra Tech Corp., GrowOp Technology Ltd., Edible Garden Corp., and Dominion Capital LLC (15)
10.5	Subsidiary Guarantee dated February 5, 2014 by GrowOp Technology Ltd., and Edible Garden Corp. in favor of Dominion Capital LLC (15)
10.6	Standard Sublease dated November 15, 2010, by and between the GrowOp Technology Ltd. and Longdo Trucking Corporation (2)
10.7	Common Stock Purchase Agreement dated April 26, 2013, by and between Terra Tech Corp. and Hanover Holdings I, LLC (5)

10.8	Registration Rights Agreement dated April 26, 2013, by and between Terra Tech Corp. and Hanover Holdings I, LLC (5)
10.9	Stock Redemption Agreement dated May 6, 2013, by and between Terra Tech Corp. and Amy Almsteier (5)
10.10	Securities Purchase Agreement dated March 22, 2013, by and between Terra Tech Corp. and certain accredited investors identified therein (4)
10.11	Form of 6% Senior Secured Convertible Debenture (4)
10.12	General Security Agreement dated March 22, 2013, by Terra Tech Corp. in favor of certain secured parties identified therein (4)
10.13	Stock Pledge Agreement dated March 22, 2013, by and between Terra Tech Corp. and certain investors identified therein (4)
10.14	Letter agreement dated May 7, 2013, by and between Edible Garden Corp. and Gro-Rite Inc. (6)
10.15	Letter agreement dated May 7, 2013, by and between Edible Garden Corp. and NB Plants LLC (6)
10.16	Letter agreement dated May 25, 2013, by and between Edible Garden Corp. and Palm Creek Produce, Inc. (7)
10.17	Lease agreement dated September 7, 2013, by and between Edible Garden Corp. and Gro-Rite Inc. (8)
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

10.20	Amendment to Stock Redemption Agreement dated August 5, 2013, by and between Terra Tech Corp. and Amy Almsteier (10)
10.21	Settlement Agreement dated April 16, 2014 by and between Terra Tech Corp. and Amy Almsteier (11)
10.22	Amendment to Securities Purchase Agreement dated July 30, 2014, by and between Terra Tech Corp. and Dominion Capital LLC (12)
10.23	Common Stock Purchase Agreement dated December 22, 2014, by and between Terra Tech Corp. and Magna Equities II, LLC, a New York limited liability company (13)
10.24	Registration Rights Agreement dated December 22, 2014, by and between Terra Tech Corp. and Magna Equities II, LLC, a New York limited liability company (13)
10.25	Form of Securities Purchase Agreement dated February 27, 2015, by and among Terra Tech Corp. and purchasers identified on the signature pages thereto (14)
21.1	List of Subsidiaries **
24	Power of Attorney **
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code **

101. INS	XBRL Instance Document †
101. SCH	XBRL Taxonomy Extension Schema Document †
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document †
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document †
101. LAB	XBRL Taxonomy Extension Label Linkbase Document †
101. PRE	XBRL Taxonomy Presentation Linkbase Document †

___________________

*	Filed herewith
**	Previously filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014, File No. 000-54258, filed with the SEC on March 27, 2015.
†	Previously furnished as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014, File No. 000-54258, filed with the SEC on March 27, 2015.
(1)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-156421), filed with the SEC on December 23, 2008.
(2)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on February 10, 2012.
(3)	Incorporated by reference to Amendment No. 3 to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on April 19, 2012.
(4)	Incorporated by reference to Current report on Form 8-K (File No. 000-54258), filed with the SEC on March 26, 2013.
(5)	Incorporated by reference to Current report on Form 8-K (File No. 000-54258), filed with the SEC on May 6, 2013.
(6)	Incorporated by reference to Current report on Form 8-K (File No. 000-54258), filed with the SEC on May 28, 2013.
(7)	Incorporated by reference to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-188477), filed with the SEC on July 2, 2013.
(8)	Incorporated by reference to Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-188477), filed with the SEC on September 23, 2013.
(9)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-191954), filed with the SEC on December 5, 2013.
(10)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on August 5, 2013.
(11)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on April 16, 2014.
(12)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-198010) filed with the SEC on August 8, 2014.
(13)	This exhibit was filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-201261) filed with the SEC on December 24, 2014, and is incorporated herein by reference.
(14)	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 2, 2015, and is incorporated herein by reference thereto.
(15)	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 10, 2014, and is incorporated herein by reference thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA TECH CORP.

Date: May 28, 2015	By:	/s/ Derek Peterson
Derek Peterson
President & Chief Executive Officer

