Form 10-Q/A
period 2015-03-31
Terra Tech Corp.
filed 2015-06-12
CIK 1451512

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

EXPLANATORY NOTE REGARDING THIS FORM 10-Q/A

Terra Tech Corp. (the “Company,” “we”, “us,” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the three months ended March 31, 2015, originally filed with the Securities and Exchange Commission on May 15, 2015 (the “Original Form 10-Q”), solely to amend Exhibits 31.1 and 31.2, the certifications of its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002, to correct certain errors therein. Because no financial statements are contained within this Form 10-Q/A, paragraph 3 of the certifications has been omitted. We are not including as exhibits the certifications pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Form 10-Q. Except as otherwise indicated herein, this Form 10-Q/A continues to speak as of the date of the Original Form 10-Q, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Form 10-Q.

2

Item 6 - Exhibits

(a)

31.1	Certification of Derek Peterson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Michael C. James, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

___________

* filed herewith

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA TECH CORP.

Date: June 12, 2015	By:	/s/ Michael C. James
Michael C. James
Chief Financial Officer
Chief Accounting Officer

4