Form 10-Q
period 2015-09-30
Terra Tech Corp.
filed 2015-11-09
CIK 1451512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 5, 2015, there were 285,383,674 shares of common stock outstanding, 100 shares of Series A Preferred Stock, convertible at any time into 100 shares of common stock, 16,300,000 shares of Series B Preferred Stock, convertible into 87,763,363 shares of common stock, and 33,026,008 shares of common stock issuable upon the exercise of all of our outstanding warrants.

TERRA TECH CORP.

Form 10-Q

TERRA TECH CORP.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current Assets:
Cash	$1,367,636	$846,650
Accounts receivable, net	688,630	417,463
Prepaid expenses	83,273	82,200
Inventory	664,387	670,180
Total Current Assets	2,803,926	2,016,493

Property, equipment and leasehold improvements, net	5,587,501	5,446,743
Intangible assets, net	129,552	161,412
Deposits	117,650	94,578
Total Assets	$8,638,629	$7,719,226

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$1,237,046	$573,721
Derivative liability	735,500	1,253,000
Short-term debt	1,233,361	4,615,547
Total Current Liabilities	3,205,907	6,442,268
Long-term debt, net of unamortized debt discount	261,790	-
Total Liabilities	3,467,697	6,442,268

Commitment and Contingencies
Stockholders' Equity
Preferred stock, Convertible Series A, Par value $0.001; authorized and issued 100 shares as of September 30, 2015 and December 31, 2014, respectively	-	-

Preferred stock, Convertible Series B, Par value $0.001; authorized 24,999,900 shares; issued and outstanding 16,300,000 and 15,500,000 shares as of September 30, 2015 and December 31, 2014, respectively	16,300	15,500

Common stock, Par value $0.001; authorized 350,000,000 shares; issued 269,637,561 and 197,532,892 shares as of September 30, 2015 and December 31, 2014, respectively	269,638	197,533
Additional paid-in capital	48,838,543	38,081,784
Accumulated Deficit	(43,517,786)	(36,726,529)
Total Terra Tech Corp. stockholders' equity	5,606,695	1,568,288
Non-controlling interest	(435,763)	(291,330)
Total Stockholders' Equity	5,170,932	1,276,958

Total Liabilities and Stockholders' Equity	$8,638,629	$7,719,226

The accompanying notes are an integral part of the consolidated condensed financial statements.

TERRA TECH CORP.

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Total Revenues	$2,018,351	$1,314,973	$7,805,994	$5,587,093
Cost of Goods Sold	1,648,545	1,251,035	6,944,859	5,620,702
	369,806	63,938	861,135	(33,609)
Selling, general and administrative expenses	2,099,314	8,035,171	7,792,445	14,131,053
Loss from operations	(1,729,508)	(7,971,233)	(6,931,310)	(14,164,662)

Other Income (Expenses)
Amortization of debt discount	(258,306)	-	(524,161)	-
Loss on extinguishment of debt	(263,950)	-	(263,950)	-
Loss from derivatives issued with debt greater than debt carrying value	-	(2,248,000)	(561,000)	(4,808,000)
Gain (Loss) on fair market valuation of derivatives	372,400	1,085,505	1,779,600	817,680
Interest Expense	(108,563)	(387,720)	(426,793)	(838,033)
Total Other Income (Expense)	(258,419)	(1,550,215)	3,696	(4,828,353)
Loss before Provision of Income Taxes	(1,987,927)	(9,521,448)	(6,927,614)	(18,993,015)
Provision for income taxes	3,000	-	8,076	-
Net Loss	(1,990,927)	(9,521,448)	(6,935,690)	(18,993,015)
Net Loss attributable to non-controlling interest	32,760	-	144,433	-
Net Loss attributable to Terra Tech Corp.	$(1,958,167)	$(9,521,448)	$(6,791,257)	$(18,993,015)

Net Loss per Common Share attributable to Terra Tech Corp. common stockholders - Basic and Dilutes	$(0.01)	$(0.05)	$(0.03)	$(0.11)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	252,220,146	181,233,509	224,483,147	168,742,609

The accompanying notes are an integral part of the consolidated condensed financial statements.

TERRA TECH CORP.

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(6,791,257)	$(18,993,015)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on fair market valuation of derivatives	(1,779,600)	(817,680)
Loss on extinguishment of debt	263,950	-
Amortization of debt discount	524,161	-
Depreciation and amortization	481,321	310,473
Warrants issued with common stock and debt	1,148,069	5,038,986
Stock issued for interest expense	-	284,101
Stock issued for compensation	680,630	1,657,860
Stock issued for services	656,186	2,900,368
Equity instruments issued with debt greater than debt carrying amount	561,000	4,808,000
Change in accounts receivable reserve	169,683	(1,391)
Changes in operating assets and liabilities:
Accounts receivable	(440,850)	(149,538)
Prepaid expenses	(1,073)	(85,924)
Inventory	5,793	(91,271)
Note receivable	-	173,754
Deposits	(23,072)	(152,547)
Accounts payable	1,138,463	(749,479)
Net cash used in operations	(3,406,596)	(5,867,303)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(590,219)	(1,989,237)
Purchase of intangible assets - domain names	-	(11,500)
Net cash used in investing activities	(590,219)	(2,000,737)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	1,650,000	7,344,737
Proceeds from issuance of notes payable to related parties	-	27,500
Payments on notes payable	-	(300,000)
Payments on notes payable to related parties	-	(130,000)
Proceeds from issuance of common stock and warrants and common stock subscribed	3,012,234	4,014,919
Proceeds from issuance of common stock from the exercise of warrants	-	293,420
Short swing profit payment	-	67,100
Payments by subsidiaries for non-controlling interest	(144,433)	-
Net cash provided by financing activities	4,517,801	11,317,676

NET CHANGE IN CASH AND CASH EQUIVALENTS	520,986	3,449,636
CASH AND CASH EQUIVALENTS, beginning of period	846,650	26,943
CASH AND CASH EQUIVALENTS, end of period	$1,367,636	$3,476,579

The accompanying notes are an integral part of the consolidated condensed financial statements.

5

TERRA TECH CORP.

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES

Cash paid for interest	$-	$285,371

SUPPLEMENTAL DISCLOSURE FOR FINANCING ACTIVITIES

Warrant expense	$1,148,069	$5,038,986

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

We were incorporated in Nevada on July 22, 2008, under the name Private Secretary, Inc. Our original business was developing a software program that would allow for automatic call processing through voice-over-Internet protocol, or "VoIP", technology. Our operations were limited to capital formation, organization, and development of our business plan and target customer market. We generated no revenue.

We changed our name to Terra Tech Corp. on January 27, 2012. Through our wholly-owned subsidiary, GrowOp Technology Ltd., a Nevada corporation ("GrowOp Technology"), we engage in the design, marketing, and sale of hydroponic equipment with proprietary technology to create sustainable solutions for the cultivation of indoor agriculture. We are also a wholesale seller of locally grown hydroponic produce through our wholly-owned subsidiary, Edible Garden Corp., a Nevada corporation ("Edible Garden"). Through MediFarm, LLC, a Nevada limited liability company ("MediFarm"), MediFarm I, LLC, a Nevada limited liability company ("MediFarm I"), and MediFarm II, LLC, a Nevada limited liability company ("MediFarm II"), subsidiaries in which we own interests, we plan to operate medical marijuana cultivation, production, and dispensary facilities in Nevada. Through IVXX, LLC, a Nevada limited liability company ("IVXX"), our wholly-owned subsidiary, we produce and sell a line of cannabis flowers and cigarettes, as well as a line of cannabis pure concentrates. Most recently, we formed another subsidiary, MediFarm I Real Estate, LLC, a Nevada limited liability company ("MediFarm I RE"), which will own the real property on which a medical marijuana dispensary will be constructed. We anticipate that the dispensary will be operated by MediFarm I.

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

We acquired our second wholly-owned subsidiary, Edible Garden, in 2013. Edible Garden is a wholesale seller of locally grown hydroponic produce, which is distributed throughout the Midwest and the Northeast United States. We entered into a Share Exchange Agreement, dated March 23, 2013 (the "Share Exchange Agreement"), by and among the Company, Edible Garden,and the stockholders of Edible Garden. Pursuant to the Share Exchange Agreement, we offered and sold 1,250,000 shares of our common stock in consideration for all the issued and outstanding shares in Edible Garden. Separately, Amy Almsteier, one of our stockholders and a director (and, at that time, an executive officer) of ours, offered and sold 7,650,000 shares of Series B Preferred Stock to Ken Vande Vrede, Mike Vande Vrede, Steve Vande Vrede, Dan Vande Vrede, Beverly Willekes, and David Vande Vrede (collectively, the "Former EG Principal Stockholders"). The 7,650,000 shares of Series B Preferred Stock are convertible at any time into 36,344,198 shares of common stock and have voting power equal to 765,000,000 shares of common stock.

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

On September 16, 2014, we formed IVXX for the purpose of producing a line of cannabis flowers and cigarettes, as well as a complete line of cannabis pure concentrates including: oils, waxes, shatters, and clears. We began producing and selling IVXX's products during the first quarter of fiscal 2015. We currently offer these products to 100 select dispensaries in California. We are using our supercritical CO2 extraction lab located in Oakland, California to manufacture these products. IVXX sells clothing, apparel, and other various branded products.

On October 14, 2015, we formed MediFarm I RE. MediFarm I RE is a real estate holding company that owns the real property and building at which a medical marijuana dispensary facility will be located. It is our intention that MediFarm I will operate the medical marijuana dispensary. We own 50% of the membership interests in MediFarm I RE. The remaining membership interests are owned by Forever Young Investments, LLC (50%), an otherwise unaffiliated entity.

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

Accounts Receivable

We review all outstanding accounts receivable for collectability on a quarterly basis. An allowance for doubtful accounts is recorded for any amounts deemed uncollectable. We do not accrue interest receivable on past due accounts receivable. There was an allowance of $184,642 at September 30, 2015 and $49,168 at December 31, 2014.

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

Deposits

Deposits are for stores and land in Nevada.

Revenue Recognition

Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments and estimated returns and upon transfer of title and risk to the customer which occurs at shipping (F.O.B. terms). Upon shipment, we have no further performance obligations and collection is reasonably assured as the majority of sales are paid for prior to shipping.

Cost of Goods Sold

Cost of goods sold are for the plants grown and purchased and sold into the retail marketplace by Edible Garden. It also includes the cost incurred in producing the oils, waxes, shatters, and clears sold by IVXX.

Research and Development

Research and development costs are expensed as incurred.

TERRA TECH CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Income Taxes

We provide for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related Federal and state deferred tax asset for the nine months ended September 30, 2015.

Loss Per Common Share

Net loss per share is computed in accordance with the provisions of ASC 260, "Earnings Per Share" by dividing net loss by the weighted average number of shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted income (loss) per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the nine months ended September 30, 2015; therefore, the basic and diluted weighted average shares of common stock outstanding were the same.

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

Level 3 – Inputs that are generally unobservable and typically reflect management's estimate of assumptions that market participants would use in pricing the asset or liability.

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

However, we have incurred net losses for the nine months ended September 30, 2015, and have an accumulated deficit of approximately $43.5 million at September 30, 2015. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations. These factors raise substantial doubt about our ability to continue as a going concern.

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

TERRA TECH CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

4. SHARE EXCHANGE

On March 23, 2013, we entered into the Share Exchange Agreement pursuant to which Edible Garden's stockholders exchanged common stock of Edible Garden for our common stock. Pursuant to the Share Exchange Agreement, we offered and sold 1,250,000 shares of our common stock, valued at $212,500, in consideration for all the issued and outstanding shares in Edible Garden. We also acquired Edible Garden's customer list.

The transaction was accounted for as a business acquisition. In accordance with generally accepted accounting principles, intangible assets are recorded at fair values as of the date of the transaction. We preliminarily allocated the $212,500 consideration paid for the acquired assets as follows:

Cash	100
Intangible assets, customer list	212,400
Fair value acquired	$212,500

Intangible assets with estimated useful lives are amortized over a five-year period. Amortization expense was approximately $21,240 for the nine months ended September 30, 2015.

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

6. INVENTORY

Inventory consists of raw materials for Edible Garden's herb product lines and IVXX's line of cannabis pure concentrates. Work-In-Progress consists of live plants grown for Edible Garden's herb product line. Cost of goods sold is calculated using the average costing method. We review our inventory periodically to determine net realizable value. We write down inventory, if required, based on forecasted demand. These factors are impacted by market and economic conditions, new products introductions, and require estimates that may include uncertain elements. Inventory at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30,	December 31,
	2015	2014
Raw Materials	$388,869	$479,682
Work-In-Progress	275,518	190,498
	$664,387	$670,180

TERRA TECH CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

7. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at cost, less accumulated depreciation, at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30,	December 31,
	2015	2014
Land	$344,124	$-
Furniture	85,789	53,790
Equipment	2,440,140	2,367,605
Leasehold improvements	3,609,803	3,468,243
Subtotal	6,479,856	5,889,638
Less accumulated depreciation	(892,355)	(442,895)
Total	$5,587,501	$5,446,743

Depreciation expense related to property and equipment for the nine months ended September 30, 2015 was $449,461 and for the year ended December 31, 2014 was $392,883.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2015	2014
Accounts payable	$965,832	$240,204
Accrued interest	208,615	270,918
Accrued payroll taxes	62,599	62,599
	$1,237,046	$573,721

TERRA TECH CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

9. NOTES PAYABLE

Notes payable are as follows:

	September 30,	December 31,
	2015	2014
Unsecured promissory demand note dated May 7, 2012, issued to an accredited investor, bearing interest at a rate of 4% per annum. Holder may elect to convert into common stock at $0.75 per share.	5,000	5,000

Promissory note dated July 25, 2014, issued to an accredited investor, maturing July 24, 2015, bearing interest at a rate of 12% per annum. Principal and interest may be converted into common stock based on the average trading price of the ten days prior to maturity at the holder's option.	150,000	150,000

Unsecured promissory demand notes, issued to an accredited investor, bearing interest at a rate of 4% per annum. Holder may elect to convert into common stock at $0.75 per share.	109,306	109,306

5% Original issue discount senior secured convertible promissory note dated March 5, 2014, issued to accredited investors, maturing September 5, 2015, bearing interest at a rate of 12% per annum. The fixed conversion price in effect was set at 90% of the 20-day VWAP of our common stock on February 5, 2014, or $0.30753 per share.	-	248,902

5% Original issue discount senior secured convertible promissory note dated May 5, 2014, issued to accredited investors, maturing November 5, 2015, bearing interest at a rate of 12% per annum. The fixed conversion price in effect was set at 90% of the 20-day VWAP of our common stock on February 5, 2014, or $0.30753 per share.	96,491	482,456

5% Original issue discount senior secured convertible promissory note dated June 5, 2014, issued to accredited investors, bearing interest at a rate of 12% per annum. The fixed conversion price in effect was set at 90% of the 20-day VWAP of our common stock on February 5, 2014, or $0.30753 per share.	-	146,197

TERRA TECH CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

9. NOTE PAYABLE, Continued

5% Original issue discount senior secured convertible promissory note dated July 1, 2014, issued to accredited investors, bearing interest at a rate of 12% per annum. The fixed conversion price in effect was set at 90% of the 20-day VWAP of our common stock on February 5, 2014, or $0.30753 per share.	-	578,947

5% Original issue discount senior secured convertible promissory note dated July 31, 2014, issued to accredited investors, maturing February 1, 2016, bearing interest at a rate of 12% per annum. The fixed conversion price in effect was set at 90% of the 20-day VWAP of our common stock on February 5, 2014, or $0.30753 per share.	741,698	2,894,739

Convertible promissory note dated February 27, 2015, issued to accredited investors, maturing August 27, 2016, bearing interest at a rate of 12% per annum. The conversion price in effect is $0.1677, subject to adjustment.	130,866	-

Convertible promissory note dated April 7, 2015, issued to accredited investors, maturing October 7, 2016, bearing interest at a rate of 12% per annum. The conversion price in effect is $0.1303, subject to adjustment.	144,263	-

Convertible promissory note dated May 13, 2015, issued to accredited investors, maturing November 13, 2016, bearing interest at a rate of 12% per annum. The conversion price in effect is $0.1211, subject to adjustment.	117,527	-
Total Debt	1,495,151	4,615,547

Less short-term portion	1,233,361	4,615,547

Long-term portion	$261,790	$-

Total debt as of September 30, 2015 and December 31, 2014, was $1,495,151 and $4,615,547, respectively, which included unamortized debt discount of $810,916 and $0, respectively. The senior secured promissory notes are secured by shares of common stock. There was accrued interest of $208,615 as of September 30, 2015.

On February 27, 2015, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with certain purchasers (the "Purchasers") relating to the issuance and sale (the "Offering") of (i) 12% Convertible Promissory Notes (the "Notes") in the aggregate principal amount of Three Million Dollars ($3,000,000), that are convertible into shares (the "Conversion Shares") of our common stock, par value $0.001 per share, and (ii) warrants (the "Warrants") to acquire shares (the "Warrant Shares") of our common stock pursuant to the terms of the Purchase Agreement. The purchase of the Notes is expected to occur in nine (6) tranches (each, a "Tranche", and, collectively, the "Tranches"), with the first Tranche of $750,000 closing simultaneously with the execution of the Purchase Agreement. Each additional Tranche is expected to be in the amount of $450,000 and, as long as we are not in default of the Notes, each Tranche is expected to close on every 30th day following the previous closing date; however, the closing of the third through sixth Tranches is subject to the mutual agreement of the parties. The second tranche of $450,000 closed on April 6, 2015. The third tranche of $450,000 closed on May 12, 2015.

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

9. NOTE PAYABLE, Continued

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

10. FAIR VALUE MEASUREMENTS

The following table represents the fair value hierarchy for those financial assets measured at fair value on a recurring basis:

	Fair Value at
	September 30,	Fair Value Measurement Using
	2015	Level 1	Level 2	Level 3

Derivative liability - Conversion Feature	$735,500	-	-	$735,500
	$735,500	-	-	$735,500

	Fair Value at
	December 31,	Fair Value Measurement Using
	2014	Level 1	Level 2	Level 3

Derivative liability - Conversion Feature	$1,253,000	-	-	$1,253,000
	$1,253,000	-	-	$1,253,000

Liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Balance at December 31, 2014	$1,253,000
Change in fair market value of Conversion Feature	(1,779,600)
Issuance of equity instruments with debt greater than debt carrying amount	561,000
Derivative debt converted into equity	(897,900)
Issuance of equity instruments with derivatives	1,599,000
Balance at September 30, 2015	$735,500

TERRA TECH CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

11. DEFERRED TAX EXPENSE

The Company incurred no current or deferred tax expense for period ended September 30, 2015 and the year ended December 31, 2014.

The components of deferred tax assets and liabilities are as follows:

	September 30, 2015	December 31, 2014
Deferred income tax assets:
Allowance for bad debt	$81,000	$21,000
Warrants expense	3,256,000	2,216,000
Derivatives expense	738,000	1,274,000
Net operating losses	4,454,000	3,227,000
	8,529,000	6,738,000
Deferred income tax liabilities:
Depreciation	(105,000)	-

Total	8,424,000	6,738,000
Valuation allowance	(8,424,000)	(6,738,000)

Net deferred tax assets	$-	$-

Permanent differences include ordinary and necessary business expenses deemed by the Company as a non-allowable deduction under IRC § 280E, and tax deductions related to equity compensation that are less than the compensation recognized for financial reporting.

As of September 30, 2015, and December 31, 2014, the Company has net operating loss carryforwards of approximately $12,276,000 and $8,900,000, respectively, which, if unused, will expire beginning in years 2034. These tax attributes are subject to an annual limitation from equity shifts, which constitute a change of ownership as defined under Internal Revenue Code Section 382, which will limit their utilization. The Company has yet to assess the effect of these limitations and accordingly has placed a reserve against any assets associated with these losses.

Pursuant to IRC § 280E, the Company is allowed to only to deduct expenses directly related to sales of product. The Company has allocated accelerated depreciation related to production equipment, which results in a difference in the cost of sales for financial reporting and tax reporting taxable income. As a result the Company had no taxable income for the period ended September 30, 2015.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred through the period ended September 30, 2015. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. On the basis of this evaluation, as of September 30, a valuation allowance of approximately $8,529,000 has been recorded to against all deferred tax assets as these assets are more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for grow.

12. CAPITAL STOCK

Preferred Stock

We have authorized 25 million shares of preferred stock with $0.001 par value, of which there were 100 shares of Series A Preferred Stock outstanding as of September 30, 2015. Series A Preferred Stock is convertible on a one-for-one basis into common stock and has all of the voting rights of our common stock.

There were 16,300,000 shares of Series B Preferred Stock outstanding as of September 30, 2015. Each share of Series B Preferred Stock: (i) has voting rights equal to 100 shares of common stock, and (ii) is convertible, at the option of the holder, on a 1-for-5.384325537 basis, into shares of our common stock.

Common Stock

We have authorized 350 million shares of common stock, $0.001 par value per share. As of September 30, 2015, 269,637,561 shares of common stock were issued and outstanding.

TERRA TECH CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

13. WARRANTS

We have the following shares of common stock reserved for exercise of the warrants outstanding as of September 30, 2015:

	September 30, 2015
		Weighted
		Average
		Exercise
	Shares	Price
Warrants outstanding – beginning of year	20,709,845	$0.23
Warrants exercised	-	0.00
Warrants granted	17,856,563	0.20
Warrants expired	(6,140,400)	(0.33)

Warrants outstanding – end of period	32,426,008	$0.18

The weighted exercise price and weighted fair value of the warrants granted by us as of September 30, 2015, are as follows:

September 30, 2015
Weighted
	Average	Weighted
	Exercise	Average
	Price	Fair Value
Weighted average of warrants granted during the nine months whose exercise price exceeded fair market value at the date of grant	$0.20	$0.20

The following table summarizes information about fixed-price warrants outstanding:

Number	Average
Range of	Outstanding at	Remaining	Weighted
Exercise	September 30,	Contractual	Average
Prices	2015	Life	Exercise Price
$0.46	150,000	4 Months	$0.46
$0.85	40,000	7 Months	$0.85
$0.40	333,333	11 Months	$0.40
$0.33	439,637	16 Months	$0.33
$0.16	750,000	18 Months	$0.16
$0.21	14,946,119	33 Months	$0.21
$0.30	964,912	34 Months	$0.30
$0.30	4,824,561	35 Months	$0.30
$0.06	7,067,002	37 Months	$0.06
$0.16	1,118,068	41 Months	$0.16
$0.13	863,392	43 Months	$0.13
$0.12	928,984	44 Months	$0.12
	32,426,008

For the warrants issued in June 2015, the Company valued the warrants utilizing the Black Scholes method with the following inputs: stock price $0.11, exercise price of $0.20625, volatility of 142.53%, years 3, treasury bond rate 2.5% and dividend rate of 0%.

TERRA TECH CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

14. OPERATING LEASE COMMITMENTS

We lease certain business facilities under operating lease agreements which specify minimum rentals. Many of these have renewal provisions along with the option to acquire the property. Our net rent expense for the nine months ended September 30, 2015 and 2014 was $379,166 and $100,400, respectively. Future minimum lease payments under non-cancelable operating leases having an initial or remaining term of more than one year are as follows:

Scheduled
Year Ending December 31:	Payments
2015	$539,705
2016	541,656
2017	487,517
2018	478,587
2019	342,336
2020 and thereafter	2,277,656
Total minimum rental payments	$4,667,457

15. LITIGATION AND CLAIMS

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. We review any such legal proceedings and claims on an ongoing basis and follow appropriate accounting guidance when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, we determined that there were no matters that required an accrual as of September 30, 2015, nor were there any asserted or unasserted claims for which material losses are reasonably possible.

16. SEGMENT INFORMATION

Our operating and reportable segments are currently organized around the following products that we offer as part of our core business strategy:

•	Hydroponic Produce

•	Cannabis Products

These two reportable segments, described in greater detail below, had previously been reported on a combined basis as they had been operated and evaluated as one operating segment. We experienced significant growth over the last year in most of our product areas. As we have grown organically, and as we have added to our capabilities through acquisitions, our products have increased in scale and become more strategically important and distinctly organized and managed under these two groupings. In addition, our chief operating decision maker ("CODM") has begun reviewing results and managing and allocating resources among these two strategic business groupings, and we have begun budgeting using these business segments. Our segment information for the nine months and quarter ended September 30, 2014 have been reclassified to conform to our current presentation.

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

Cannabis Products – IVXX's cannabis products are currently produced in our supercritical Co2 lab in California and are sold in select dispensaries throughout California. We plan to operate medical marijuana cultivation, production, and dispensary facilities in Nevada through our subsidiaries, MediFarm, MediFarm I, and MediFarm II. We were granted eight provisional permits in Nevada and have received approval from the local authorities with respect to eight of the eight permits.

Summarized financial information concerning our reportable segments is shown in the following tables. Total asset amounts at September 30, 2015 and 2014 exclude intercompany receivable balances eliminated in consolidation.

	3 Months Ended September 30, 2015
	Hydroponic	Cannabis	Eliminations
	Produce	Products	and Other	Total
Total Revenues	$1,597,378	$420,973	$-	$2,018,351
Cost of Goods Sold	1,370,804	290,256	(12,515)	1,648,545
	226,574	130,717	12,515	369,806
Selling, general and administrative expenses	441,177	164,970	1,493,167	2,099,314
Loss from operations	(214,603)	(34,253)	(1,480,652)	(1,729,508)

Other Income (Expenses)
Amortization of debt discount	-	-	(258,306)	(258,306)
Loss on extinguishment of debt	-	-	(263,950)	(263,950)
Loss from derivatives issued with debt greater than debt carrying value	-	-	-	-
Gain (Loss) on fair market valuation of derivatives	-	-	372,400	372,400
Interest Income (Expense)	-	-	(108,563)	(108,563)
Total Other Income (Expense)	-	-	(258,419)	(258,419)
Loss before Provision of Income Taxes	$(214,603)	$(34,253)	$(1,739,071)	$(1,987,927)

	3 Months Ended September 30, 2014
	Hydroponic	Cannabis	Eliminations
	Produce	Products	and Other	Total
Total Revenues	$1,311,850	$-	$3,123	$1,314,973
Cost of Goods Sold	1,247,308	-	3,727	1,251,035
	64,542	-	(604)	63,938
Selling, general and administrative expenses	344,209	517,459	7,173,503	8,035,171
Loss from operations	(279,667)	(517,459)	(7,174,107)	(7,971,233)

Other Income (Expenses)
Loss from derivatives issued with debt greater than debt carrying value	-	-	(2,248,000)	(2,248,000)
Gain (Loss) on fair market valuation of derivatives	-	-	1,085,505	1,085,505
Interest Income (Expense)	-	-	(387,720)	(387,720)
Total Other Income (Expense)	-	-	(1,550,215)	(1,550,215)
Loss before Provision of Income Taxes	$(279,667)	$(517,459)	$(8,724,322)	$(9,521,448)

TERRA TECH CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

16. SEGMENT INFORMATION, Continued

	9 Months Ended September 30, 2015
	Hydroponic	Cannabis	Eliminations
	Produce	Products	and Other	Total
Total Revenues	$6,832,805	$852,745	$120,444	$7,805,994
Cost of Goods Sold	6,266,858	569,417	108,584	6,944,859
	565,947	283,328	11,860	861,135
Selling, general and administrative expenses	1,373,976	721,104	5,697,365	7,792,445
Loss from operations	(808,029)	(437,776)	(5,685,505)	(6,931,310)

Other Income (Expenses)
Amortization of debt discount	-	-	(524,161)	(524,161)
Loss on extinguishment of debt	-	-	(263,950)	(263,950)
Loss from derivatives issued with debt greater than debt carrying value	-	-	(561,000)	(561,000)
Gain (Loss) on fair market valuation of derivatives	-	-	1,779,600	1,779,600
Interest Income (Expense)	-	-	(426,793)	(426,793)
Total Other Income (Expense)	-	-	3,696	3,696
Loss before Provision of Income Taxes	$(808,029)	$(437,776)	$(5,681,809)	$(6,927,614)

Total assets at September 30, 2015	$5,645,677	$1,105,796	$1,887,156	$8,638,629

	9 Months Ended September 30, 2014
	Hydroponic	Cannabis	Eliminations
	Produce	Products	and Other	Total
Total Revenues	$5,465,186	$-	$121,907	$5,587,093
Cost of Goods Sold	5,488,662	-	132,040	5,620,702
	(23,476)	-	(10,133)	(33,609)
Selling, general and administrative expenses	1,026,825	517,459	12,586,769	14,131,053
Loss from operations	(1,050,301)	(517,459)	(12,596,902)	(14,164,662)

Other Income (Expenses)
Loss from derivatives issued with debt greater than debt carrying value	-	-	(4,808,000)	(4,808,000)
Gain (Loss) on fair market valuation of derivatives	-	-	817,680	817,680
Interest Income (Expense)	2,601	-	(840,634)	(838,033)
Total Other Income (Expense)	2,601	-	(4,830,954)	(4,828,353)
Loss before Provision of Income Taxes	$(1,047,700)	$(517,459)	$(17,427,856)	$(18,993,015)

Total assets at September 30, 2014	$5,587,047	$2,000,990	$2,315,645	$9,903,682

17. RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2015, our subsidiary, IVXX, purchased raw materials totaling $233,735 from an entity in which our Chief Executive Officer has an ownership interest. IVXX also sold finished goods amounting to $336,357 to that same entity. The terms of the purchases of the raw materials and sales of the finished goods were at arms-length. There was no accounts receivable balance from this entity as of September 30, 2015.

18. SUBSEQUENT EVENTS

During the fourth quarter of 2015, senior secured convertible promissory notes and accrued interest in the amount of $880,350 was converted into 12,595,994 shares of common stock.

In the fourth quarter of 2015, pursuant to an effective Registration Statement on Form S-1, we sold 3,150,119 shares of common stock for the net amount of $271,801.

Subsequent to the end of the third quarter of fiscal 2015, on October 14, 2015, we formed MediFarm I RE. We own 50% of the membership interests in MediFarm I RE. The remaining membership interests is owned by Forever Young Investments, LLC (50%), an otherwise unaffiliated entity. MediFarm I RE acquired a retail building and land in Reno, Nevada for total consideration of $1,080,000. We intend to renovate the building, and, once completed, use it as a dispensary of medical cannabis.

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

On September 16, 2014, we formed IVXX, LLC, a Nevada limited liability company ("IVXX") for the purpose of producing a line of cannabis flowers and cigarettes, as well as a complete line of cannabis pure concentrates, including: oils, waxes, shatters, and clears. We currently offer these products to one hundred select dispensaries in California. IVXX also sells clothing, apparel, and other various branded products.

We formed MediFarm I Real Estate, LLC, a Nevada limited liability company ("MediFarm I RE") on October 14, 2015. We own 50% of the membership interests in MediFarm I RE. The remaining membership interests is owned by Forever Young Investments, LLC (50%), an otherwise unaffiliated entity. MediFarm I RE is a real estate holding company that owns the real property and building at which a medical marijuana dispensary facility will be located. It is our intention that MediFarm I will operate the medical marijuana dispensary.

During our third quarter of 2015, MediFarm received approval for two medical cannabis dispensaries in Clark County, Nevada.

Our business segments consist of hydroponic produce and cannabis products. Our hydroponic produce is locally grown hydroponic produce that is started from seed and is grown in environmentally controlled greenhouses. When harvested, the products are sold through retailers targeted to customers seeking fresh produce locally grown using environmentally sustainable methods. This segment consists of Edible Garden's business and operations. Our cannabis products segment consists of IVXX's business, as well as the proposed business operations of MediFarm, MediFarm I, and MediFarm II. IVXX's cannabis products are currently produced in our supercritical Co2 lab in California and are sold in select dispensaries throughout California. We plan to operate medical marijuana cultivation, production, and dispensary facilities in Nevada through our subsidiaries, MediFarm, MediFarm I, and MediFarm II. We were granted eight provisional permits in Nevada and have received approval from the local authorities with respect to eight of the eight permits. See Note 16, Segment Information, in the Notes to the Consolidated Condensed Financial Statements for information on our net sales, cost of goods sold, selling, general and administrative expenses, other income (expense), loss from operations, and identifiable assets by segment for the three and nine months ended September 30, 2015 and September 30, 2014. We believe that our ramped up marketing and branding efforts position us to stay on track for annual revenues this year of approximately $9 million.

Results of Operations for the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014:

Revenues. For the quarter ended September 30, 2015, we generated revenues of approximately $2.0 million, compared to approximately $1.3 million for the quarter ended September 30, 2014, an increase of approximately $703,000. The increase was primarily due to revenue generated by Edible Garden for the sales of its herbs and floral products and IVXX from the sale of its cannabis products. During the 2015 period, Edible Garden entered into an agreement with another high-profile grocery retailer. At this stage in our development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross Margin. Our gross profits for the quarter ended September 30, 2015 was approximately $370,000, compared to a gross profits of approximately $64,000 for the quarter ended September 30, 2014, an increase of approximately $306,000. Our gross margin percentage for the quarter ended September 30, 2015 was approximately 18%, compared to approximately 5% for the quarter ended September 30, 2014. The increase in gross margin was primarily due to better margins from Edible Garden as a result of the completed greenhouse facility with high-tech Dutch bucket hydroponic equipment and the sales generated from IVXX from the sale of its cannabis products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended September 30, 2015 were approximately $2.1 million, compared to approximately $8.0 million for the quarter ended September 30, 2014, a decrease of approximately $5.9 million. The decrease was primarily due to: (i) an approximately $51,000 increase in depreciation for additional farm equipment used by Edible Garden; (ii) an approximately $18,000 increase in advertising for the promotion of the IVXX brand; (iii) an approximately $64,000 increase in allowance for doubtful accounts; and (iv) an approximately $32,500 increase in consulting in connection with MediFarm's, MediFarm I's, and MediFarm II's proposed cannabis business in Nevada. These increases were offset by: (i) director fees of approximately $63,700 during the third quarter of fiscal 2015, a decrease of approximately $42,300, as compared to $106,000 in director fees that were recognized in the third quarter of fiscal 2014, and (ii) travel costs of approximately $60,500 during the third quarter of fiscal 2015, a decrease of approximately $45,500, as compared to approximately $106,000 that were incurred during the third quarter of fiscal 2014 in connection with the Nevada permit application fee. Additionally, business permit fees decreased by approximately $58,000 in the third quarter of fiscal 2015 in comparison with the equivalent quarter of fiscal 2014. Compensation expense decreased by approximately $1.4 million in the third quarter of fiscal 2015 due to a lower per share valuation for an equivalent number of shares as compared to the same period of the prior fiscal year. Further, there was an approximately $2.5 million decrease in legal and accounting expenses between the periods, primarily related to the preparation and filing of registration statements and reviewing of contracts performed in the prior year. Lastly, warrant expense decreased over the prior year's period by approximately $2.1 million primarily due to no warrants issued in the current period.

Operating Income (Loss). We realized an operating loss of approximately $1.7 million for the quarter ended September 30, 2015, compared to approximately $7.9 million for the quarter ended September 30, 2014.

Other Income (Expense). Other income for the quarter ended September 30, 2015 was approximately $258,000, compared to an expense of approximately $1.6 million for the quarter ended September 30, 2014. For the quarter ended September 30, 2015, we had an increase in amortization of debt discount in the amount of approximately $258,000 versus $0 in the prior year's period. We had a loss on the extinguishment of debt of approximately $264,000 versus $0 in the prior's year's period. We had a loss on the issuance of derivatives in the amount of $0 for the quarter ended September 30, 2015, compared to approximately $2.2 million. The decrease of approximately $2.2 million was due to the fact that no convertible notes were issued during the third quarter of fiscal 2015. We had a gain on the fair market valuation of the derivatives in the amount of $372,400 for the quarter ended September 30, 2015, compared to a gain of approximately $1.1 million from the same period of the prior year. Interest expense totaled approximately $109,000 for the quarter ended September 30, 2015, compared to approximately $387,700 for the quarter ended September 30, 2014. This decrease is due to less debt outstanding during the quarter ended September 30, 2015.

Net Income (Loss). We incurred a net loss of approximately $ 2.0 million, or $0.01 per share, for the quarter ended September 30, 2015, compared to a net loss of approximately $9.5 million, or $0.05 per share, for the quarter ended September 30, 2014. The primary reasons for the improvement in net loss is an increase in revenue, a decrease in cost of goods sold (as a percentage of revenue), a significant decrease in sales, general and administrative expenses, and a reduction in the issuance of convertible debt and warrants during the quarter ended September 30, 2015 compared to the prior year's third quarter.

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

Results of Operations for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014:

Revenues. For the nine months ended September 30, 2015, we generated revenues of approximately $7.8 million compared to approximately $5.6 million for the nine months ended September 30, 2014, an increase of approximately $2.2 million. This increase was primarily due to revenue generated by Edible Garden for the sales of its herbs and floral products and IVXX from the sale of its cannabis products. During the 2015 period, Edible Garden entered into an agreement with a high-profile grocery retailer. At this stage in the Company's development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross Margin. Our gross profits for the nine months ended September 30, 2015 was approximately $861,100, compared to a negative gross profit of approximately $33,600 for the nine months ended September 30, 2014, an increase of approximately $894,700. Our gross margin percentage for the nine months ended September 30, 2015 was approximately 11.0%, compared to approximately (0.60%) negative gross margin percentage for the nine months ended September 30, 2014. The increase in gross margin was primarily due to better margins from Edible Garden as a result of the completed greenhouse facility with high-tech Dutch bucket hydroponic equipment and the sales generated from IVXX from the sale of its cannabis products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2015 were approximately $7.8 million, compared to approximately $14.1 million for the nine months ended September 30, 2014, a decrease of approximately $6.3 million. The decrease was primarily due to: (i) an approximately $168,400 increase in depreciation for additional farm equipment used by Edible Garden; (ii) an approximately $234,300 increase in advertising for the promotion of the IVXX brand; (iii) an approximately $164,500 increase in allowance for doubtful accounts; (iv) an approximately $31,300 expense for Directors' and Officers' liability insurance; (v) an approximately $206,000 increase in consulting fees related to the cannabis business; (vi) an approximately $39,200 increase in filing fees related to the proposed construction of MediFarm's, MediFarm I's, and MediFarm's II facilities; and (vii) an approximately $144,900 increase in rent for the additional properties leased in connection with MediFarm's, MediFarm I's, and MediFarm II's proposed cannabis business in Nevada. These increases were offset by (i) director fees of approximately $127,500, a decrease of approximately $302,500, as compared to $430,000 in directors fees that were recognized in the first nine months of fiscal 2014, and (ii) travel costs of approximately $163,300, a decrease of approximately $99,400, compared to approximately $262,700 in travel costs that were incurred during the first nine months of fiscal 2014 in connection with the Nevada permit application fee. Compensation expense also decreased by approximately $343,600 due to a lower per share valuation for an equivalent number of shares as compared to the same period of the prior fiscal year. Additionally, there was an approximately $2.7 million decrease in legal and accounting expenses primarily related to the preparation and filing of registration statements and reviewing of contracts performed in the same period pf the prior year. Warrant expense decreased by approximately $3.9 million as compared to the same period of the prior year primarily due to less warrants being issued in the current period.

Operating Income (Loss). We realized an operating loss of approximately $6.9 million for the nine months ended September 30, 2015, compared to an operating loss of approximately $14.1 million for the nine months ended September 30, 2014.

Other Income (Expense). Other income for the nine months ended September 30, 2015 was approximately $3,700, compared to an expense of approximately $4.8 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, we had an increase in amortization of debt discount in the amount of approximately $524,200 versus $0 in the prior year period. We had a loss on the extinguishment of debt of approximately $264,000 in the nine months ended September 30, 2015 versus $0 in the prior's year's period. We had a loss on the issuance of derivatives in the amount of $561,000 for the nine months ended September 30, 2015, compared to approximately $4.8 million for the nine months ended September 30, 2014, a decrease of approximately $4.2 million, due to fewer convertible notes being issued during the first nine months of fiscal 2015. We had a gain on the fair market valuation of the derivatives in the amount of approximately $1.8 million for the nine months ended September 30, 2015, compared to a gain of approximately $817,700 in the prior's year period. Interest expense totaled approximately $426,800 for the nine months ended September 30, 2015, compared to $838,000 for the nine months ended September 30, 2014. The decrease is due to less debt outstanding during the nine months ended September 30, 2015.

Net Income (Loss). We incurred a net loss of approximately $6.8 million, or $0.03 per share, for the nine months ended September 30, 2015, compared to a net loss of approximately $19.0 million, or $0.11 per share, for the nine months ended September 30, 2014. The primary reasons for the improvement in net loss is an increase in revenue, a decrease in cost of goods sold (as a percentage of revenue), a significant decrease in sales, general and administrative expenses, and a reduction in the issuance of convertible debt and warrants issued during the nine months ended September 30, 2015 compared to the first nine months of fiscal 2014.

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

Liquidity and Capital Resources

We have never reported net income. We incurred net losses for the nine months ended September 30, 2015 and have an accumulated deficit of approximately $43.5 million at September 30, 2015. As of September 30, 2015, we had a working capital deficit of approximately $402,000. At September 30, 2015, we had a cash balance of approximately $1,367,600, compared to a cash balance of approximately $846,700 at December 31, 2014. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through private sales of preferred stock, common stock, and debt securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations.

We anticipate requiring additional capital for the commercial development of our subsidiaries. Assuming MediFarm, MediFarm I, and MediFarm II receive all the necessary permits and licenses applied for, we anticipate we will need an additional $11 million in capital for the commercial development of these subsidiaries. Because none of MediFarm, MediFarm I,or MediFarm II has commenced operations, the $11 million budget as described herein is prospective. With respect to MediFarm, the estimated construction budget (for year one) and operation budget (for the first five years of operation) is approximately $500,000 for the dispensary facilities and approximately $5 million for the cultivation and production facility. With respect to MediFarm I's dispensary facility, the estimated construction budget (for year one) and operation budget (for the first five years of operation) is approximately $500,000. With respect to MediFarm II's cultivation and production facility, the estimated construction budget (for year one) and operation budget (for the first five years of operation) is approximately $5 million. Forever Green NV, LLC, a member of both MediFarm I and MediFarm II, has agreed to contribute approximately $500,000 in the form of debt to MediFarm I and approximately $750,000 in the form of debt to MediFarm II. We will be obligated to contribute the remaining amount, or approximately $9.75 million in the aggregate, for all three subsidiaries. This amount is in addition to any proceeds we may receive if and when we sell additional securities.

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

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the third quarter of 2016. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support its operations.

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

Operating Activities

Cash used in operations for the nine months ended September 30, 2015 was approximately $3.4 million, compared to approximately $5.9 million for the nine months ended September 30, 2014.The decrease in the cash used in operations was primarily due to: (i) an improvement in net loss for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014; (ii) an approximately $1.8 million gain on the fair market value of derivatives for the nine months ended September 30, 2015, compared to an approximately $817,700 gain on the fair market value of derivatives for the nine months ended September 30, 2014; (iii) the increase in the amortization of debt discount of approximately $524,100 for the nine months ended September 30, 2015 versus $0 for the nine months ended September 30, 2014; (iv) the reduction of warrant expense of approximately $1.1 million for the nine months ended September 30, 2015, compared to approximately $5.0 million for the nine months ended September 30, 2014; (v) a reduction in stock issued for compensation and services in the amount of approximately $1.3 million for the nine months ended September 30, 2015, compared to approximately $4.6 million for the nine months ended September 30, 2014; (vi) a reduction from the equity instruments issued with debt greater than debt carrying value in the amount of $561,000 for the nine months ended September 30, 2015, compared to approximately $4.1 million for the nine months ended September 30, 2014; and (vii) an approximately $1.1 million increase in accounts payable.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2015 was approximately $590,200, compared to cash used by investing activities of approximately $2.0 million for the nine months ended September 30, 2014. During the first nine months of fiscal 2014, cash used in investing activities was primarily comprised of expenditures related to the construction of Edible Garden's greenhouse facility and related equipment.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2015 was approximately $4.5 million, compared to $11.3 million for the nine months ended September 30, 2014, a decrease of approximately $6.8 million. The cash provided by financing activities in the first nine months of fiscal 2015 was primarily due to approximately $1.7 million received in connection with the issuance of secured promissory notes and approximately $3.0 million from the sale of common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2015.

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

ITEM 1A. RISK FACTORS.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. Exhibits

(a)

10.26	Form of Independent Director Agreement *

10.27	Form of Indemnification Agreement *

31.1	Certification of Derek Peterson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Michael C. James, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Derek Peterson, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

32.2	Certification of Michael C. James, Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculations Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Presentation Linkbase Document *

 ______________

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA TECH CORP.

Date: November 9, 2015	By:	/s/ Michael C. James
Michael C. James
Chief Financial Officer
Chief Accounting Officer

