Form 10-K
period 2015-12-31
Terra Tech Corp.
filed 2016-03-29
CIK 1451512

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015,

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-54258

TERRA TECH CORP.
(Exact name of registrant as specified in its charter)

NEVADA	26-3062661
(State or other jurisdiction of incorporation or organization)	( I.R.S. Employer Identification No)

4700 Von Karman, Suite 110 Newport Beach, California 92660	(855) 447-6967
(Address of principal executive offices, including zip code)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company, (as defined in Rule 12b-2 in the Exchange Act). Yes ☐ No ☒.

At June 30, 2015, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's voting stock held by non-affiliates (based on the closing sale price of the registrant's Common Stock on the OTC Market Group Inc.'s OTCQX tier, and for the purpose of this computation only, on the assumption that all of the Registrant's directors and officers are affiliates was approximately $10,538,797.

As of March 24, 2016, the number of shares of the Registrant's Common Stock outstanding was 463,036,181, which assumes the conversion of 100 shares of Series A Preferred Stock, convertible at any time into 100 shares of Common Stock, 16,150,000 shares of Series B Preferred Stock, convertible into 86,956,857 shares of Common Stock, and 32,276,008 shares of Common Stock issuable upon the exercise of all of our outstanding warrants.

Terra Tech Corp.

Form 10-K

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Except for statements of historical facts, this Annual Report on Form 10-K contains forward-looking statements involving risks and uncertainties. The words "anticipate," "believe," "estimate," "expect," "future," "intend," "plan" or the negative of these terms and similar expressions or variations thereof are intended to identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this Annual Report on Form 10-K entitled "Risk Factors") relating to our industries, operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date hereof.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with our financial statements and the related notes included in this Annual Report on Form 10-K.

PART I

Item 1. Business.

Unless the context indicates or suggests otherwise, references to "we," "our," "us," the "Company," or "Terra Tech" refer to Terra Tech Corp., a Nevada corporation, individually, or as the context requires, collectively with its subsidiaries.

Company Overview

Through our wholly-owned subsidiary, GrowOp Technology Ltd., a Nevada corporation ("GrowOp Technology"), we engage in the design, marketing, and sale of hydroponic equipment with proprietary technology to create sustainable solutions for the cultivation of indoor agriculture. We are also a retail seller of locally grown hydroponic produce, herbs, and floral products through our wholly-owned subsidiary, Edible Garden Corp., a Nevada corporation ("Edible Garden"). Through MediFarm, LLC, a Nevada limited liability company ("MediFarm"), MediFarm I, LLC, a Nevada limited liability company ("MediFarm I"), and MediFarm II, LLC, a Nevada limited liability company ("MediFarm II"), subsidiaries in which we own interests, we plan to operate medical marijuana cultivation, production, and dispensary facilities in Nevada. Through our wholly-owned subsidiary, IVXX, Inc., a Nevada limited liability company ("IVXX"), we produce and sell a line of cannabis flowers and cigarettes, as well as a line of cannabis pure concentrates. Most recently, we formed another subsidiary, MediFarm I Real Estate, LLC a Nevada limited liability company ("MediFarm I RE"), in which we own 50% of its membership interests, which will own the real property on which a medical marijuana dispensary will be constructed. We anticipate that the dispensary will be operated by MediFarm I.

We were incorporated in Nevada on July 22, 2008, under the name Private Secretary, Inc. We changed our name to Terra Tech Corp. on January 27, 2012. Our corporate headquarters is located at 4700 Von Karman, Suite 110, Newport Beach, California 92660 and our telephone number is (855) 447-6967. Our website addresses are as follows: www.terratechcorp.com, www.ediblegarden.com, and www.ivxx.com. Our common stock, par value $0.001 (the "Common Stock"), is quoted on the OTC Markets Group, Inc.'s OTCQX tier under the symbol "TRTC."

History and Background

Our original business was developing a software program that would allow for automatic call processing through voice-over-Internet protocol, or "VoIP", technology. Our operations were limited to capital formation, organization, and development of our business plan and target customer market. We generated no revenue.

On February 9, 2012, we completed a reverse-triangular merger with GrowOp Technology, whereby we acquired all of the issued and outstanding shares of GrowOp Technology and in exchange we issued: (i) 33,998,520 shares of our Common Stock, (ii) 100 shares of our Series A Preferred Stock, convertible into shares of Common Stock on a one-for-one basis, and (iii) 14,750,000 shares of our Series B Preferred Stock, with each share convertible into 5.384235537 shares of Common Stock. The issuances represented approximately 50.3% of our total shares of Common Stock outstanding, assuming the conversion of all of the shares of Series A Preferred Stock and Series B Preferred Stock, immediately following the closing of the merger. As a result of the merger, GrowOp Technology became our wholly-owned subsidiary. Following the merger, Terra Tech ceased its prior operations and is now solely a holding company.

We acquired our second wholly-owned subsidiary, Edible Garden, in 2013. Edible Garden is a retail seller of locally grown hydroponic produce, herbs, and floral products which is distributed throughout the Midwest and the Northeast United States. We entered into a Share Exchange Agreement, dated March 23, 2013 (the "Share Exchange Agreement"), by and among the Company, Edible Garden, and the stockholders of Edible Garden. Pursuant to the Share Exchange Agreement, we offered and sold 1,250,000 shares of our Common Stock in consideration for all the issued and outstanding shares in Edible Garden. Separately, Amy Almsteier, one of our stockholders and directors (and, at the time, an executive officer), offered and sold 7,650,000 shares of our Series B Preferred Stock to Kenneth Vande Vrede, Michael Vande Vrede, Steven Vande Vrede, Dan Vande Vrede, Beverly Willekes, and David Vande Vrede (collectively, the "Former EG Principal Stockholders"). The 7,650,000 shares of Series B Preferred Stock are convertible at any time into 36,344,198 shares of Common Stock and have voting power equal to 765,000,000 shares of Common Stock.

The effects of the issuance of the 1,250,000 shares of Common Stock and the sale of the 7,650,000 shares of Series B Preferred Stock by Ms. Almsteier were that the Former EG Principal Stockholders held approximately 25.7% of the issued and outstanding shares of Common Stock of the Company and approximately 43.3% of the voting power of the Company as of March 23, 2013. Articles of Exchange, consummating the share exchange, were filed with the Secretary of the State of Nevada on April 24, 2013.

On March 19, 2014, we formed MediFarm, a subsidiary. On July 18, 2014, we formed MediFarm I, a subsidiary. On July 30, 2014, we formed MediFarm II, a subsidiary. Through MediFarm, MediFarm I, and MediFarm II, we plan to operate medical marijuana cultivation, production, and dispensary facilities in Nevada.

On September 16, 2014, we formed IVXX for the purpose of producing a line of cannabis flowers and cigarettes, as well as a complete line of cannabis pure concentrates including: oils, waxes, shatters, and clears. We currently offer these products to approximately 200 select dispensaries in California. As discussed in more detail below, we are using our supercritical Co2 extraction lab located in Oakland, California to manufacture these products. IVXX also sells clothing, apparel, and other various branded products.

On October 14, 2015, we formed MediFarm I RE. MediFarm I RE is a real estate holding company that owns the real property and a building, which is situated on the real property, at which a medical marijuana dispensary facility will be located. It is our intention that MediFarm I will operate the medical marijuana dispensary. We own 50% of the membership interests in MediFarm I RE. The remaining membership interests are owned by Forever Young Investments, LLC (50%), an otherwise unaffiliated entity.

On March 31, 2016, we expect to close on the acquisition of Black Oak Gallery, a California corporation that operates a medical marijuana dispensary in Oakland, California under the name, Blüm ("Black Oak"), pursuant to that certain Agreement and Plan of Merger, dated December 23, 2015 (the "Merger Agreement"), with Generic Merger Sub, Inc., a California corporation and our wholly-owned subsidiary ("Merger Sub"), and Black Oak. The Merger Agreement was amended by a First Amendment to the Agreement and Plan of Merger, dated February 29, 2016 (the "First Amendment"). Pursuant to the Merger Agreement, among other things, and subject to the satisfaction or waiver of the closing conditions set forth in the Merger Agreement, Merger Sub will merge with and into Black Oak, with Black Oak as the surviving corporation, and become our wholly-owned subsidiary (the "Merger"). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

Subject to the terms and conditions of the Merger Agreement, at the closing of the Merger, the outstanding shares of common stock of Black Oak held by (i) three of the current shareholders of Black Oak (the "Group A Shareholders") will be converted into the right to receive approximately 8,172 shares of our Series Z Preferred Stock, of which approximately 1,178 shares of Series Z Preferred Stock will be issued and paid at closing, and approximately 8,668,703 shares of our Series B Preferred Stock, of which approximately 1,248,302 shares of Series B Preferred Stock will be issued and paid at closing and (ii) the remaining shareholders of Black Oak (the "Group B Shareholders") will be converted into the right to receive approximately 21,395 shares of our Series Q Preferred Stock, of which approximately 3,700 shares of Series Q Preferred Stock will be issued and paid at closing. The shares of Series Z Preferred Stock, Series B Preferred Stock, and Series Q Preferred Stock that are issued but not paid to the Black Oak shareholders at closing will be subject to certain holdback and lock-up provisions, and held in an escrow account as security for the satisfaction of any post-closing adjustments or indemnification claims, as provided for in the Merger Agreement. Each share of Series Q Preferred Stock is to be converted into 5,000 shares of our Common Stock and each share of Series Z Preferred Stock is to be converted into 1,857 shares of our Series B Preferred Stock, in each case immediately upon our filing with the Secretary of State of the State of Nevada an Amendment to our Articles of Incorporation to increase our authorized capital for, among other reasons, satisfaction of the terms of this potential transaction. Accordingly, the approximately 21,395 shares of Series Q Preferred Stock to be issued to the Group B Shareholders is convertible into approximately 106,975,000 shares of Common Stock and the approximately 8,172 shares of Series Z Preferred Stock to be issued to the Group A Shareholders is convertible into approximately 15,175,404 shares of Series B Preferred Stock. Each share of Series B Preferred Stock remains convertible into 5.384325537 shares of Common Stock. Immediately following the effectiveness of the Merger, the current Black Oak shareholders (both the Group A Shareholders and the Group B Shareholders) are expected to own approximately 33.37% of our Common Stock on a fully "as-converted basis," which percentage does not include certain shares of Common Stock, Series A Preferred Stock that may be converted into shares of Common Stock, or Series B Preferred Stock that may be converted into shares of Common Stock, as applicable, each as currently held by the Group A Shareholders. Derek Peterson, our President and Chief Executive Officer, is one of the Group A Shareholders. The Group B Shareholders may also receive cash consideration equal to approximately $2,088,000.

The securities paid to the Group A Shareholders and the Group B Shareholders are subject to certain post-closing adjustments that are based on certain performance indicators as of the first anniversary of the closing date of the Merger. The first indicator is based on the performance of the volume-weighted average price of our Common Stock on the first anniversary of the closing date of the Merger compared to the price of our Common Stock on the date of the Merger Agreement. The second indicator is based on our revenues for the twelve-month period following the closing date of the Merger. A portion of the securities that the Group A Shareholders and the Group B Shareholders are entitled to receive at closing of the Merger will be held in an escrow until the first anniversary of the closing date of the Merger and the post-closing adjustments are complete.

Black Oak committed to use commercially reasonable efforts to assist us in our preparation of Black Oak's financial statements, which statements are to be reasonably capable of being audited under GAAP and which audit is to be completed not later than June 8, 2016 (75 days after March 25, 2016). We will file a Current Report on Form 8-K to disclose these financial statements not later than June 8, 2016.

Our Business

We are a vertically integrated cannabis-focused agriculture company that is committed to cultivating and providing the highest quality medical cannabis, as well as other agricultural products, such as herbs and leafy greens that are grown using classic Dutch hydroponic farming methods. We have three wholly-owned subsidiaries, GrowOp Technology, Edible Garden, and IVXX, as well as ownership interests in MediFarm, MediFarm I, MediFarm II, and MediFarm I RE.

We have a "rollup" growth strategy:

•

Fragmented market consists of smaller scale inefficient manufacturers and distribution companies. With our brand recognition and experienced management team we can maximize productivity, provide economies of scale, and increase profitability through our public market vehicle;

•	Acquire unique products and niche players where barriers to entry are high and margins are robust providing them with a broader outlet for their products; and

•	Second stage-acquire multiple production facilities to capture the market vertical from manufacturing to production up to retail.

GrowOp Technology

GrowOp Technology was incorporated on March 16, 2010. GrowOp Technology is currently headquartered in Newport Beach, California and has operations in Newport Beach, California.

GrowOp Technology integrates high quality hydroponic equipment with proprietary technology to create sustainable solutions for the cultivation of indoor agriculture. Our products are utilized by companies, horticulture enthusiasts, local urban farmers, and greenhouse growers.

GrowOp Technology's principal products include:

•	Environmental Controllers & Timers;

•	Ballasts;

•	Bulbs;

•	Reflectors;

•	Nutrients; and

•	Portable Hydroponic Trailers – Our portable hydroponic trailers, The Big Bud and Little Bud, are custom fabricated proprietary cultivation systems.

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

GrowOp Technology's products are sold at a few specialty retailers throughout the United States. In the case of commercial sales, which are approximately 1% of GrowOp Technology's total sales, GrowOp Technology sells its products directly to customers. With the exception of the portable hydroponic units, all of our products are manufactured by third parties in China. There are numerous manufacturers that are available to us, and therefore, we are not limited in the number of suppliers available nor are we dependent on any one supplier.

GrowOp Technology relies on a combination of trademark laws, trade secrets, confidentiality provisions, and other contractual provisions to protect its proprietary rights, which are primarily its brand names, product designs, and marks. GrowOp Technology does not own any patents.

GrowOp Technology's products are interchangeable for all agriculture, including medical marijuana. Twenty-three states and the District of Columbia currently have some form of medical marijuana legalization/decriminalization laws, and it is anticipated that another handful of states will have some form of voting regarding legislation of medical marijuana legalization/decriminalization laws in the near future. Hydroponic equipment, including GrowOp Technology's products, can be used to cultivate marijuana. GrowOp Technology believes that some of its customers are medical marijuana growers. However, we do not believe that federal law or any state laws prohibit GrowOp Technology from selling its products to medical marijuana growers.

It is possible that the sale of products to medical marijuana growers may be deemed facilitating the selling or distribution of marijuana in violation of the Controlled Substance Act (the "CSA"), or may constitute the aiding or abetting, or being an accessory to, a violation under the CSA. If such application were to occur, or if rules and regulations are promulgated in the future that has the effect of prohibiting the sale of GrowOp Technology's products to medical marijuana growers, GrowOp Technology's business would be adversely affected.

Edible Garden

Edible Garden was incorporated on April 9, 2013. Edible Garden is a retail seller of locally grown hydroponic produce, herbs, and floral products which are distributed throughout the Northeast and Midwest United States. Currently, Edible Garden's products are sold at approximately 1,800 retailers throughout these markets. Our target customers are those individuals seeking fresh produce locally grown using environmentally sustainable methods.

Pursuant to a letter agreement dated December 2, 2013 with Heartland Growers Inc. ("Heartland"), Heartland agreed to cultivate the full line of Edible Garden produce to be sold throughout the Midwestern United States. Pursuant to the terms of the agreement, Edible Garden will manage the marketing and sales, while Heartland will be responsible for the cultivation, packaging, and shipping of the product for retail sale under the Edible Garden brand. The term of the agreement was one year and expired on December 2, 2014. The term of the agreement is now month-to-month.

Pursuant to a letter agreement dated May 7, 2013 with Gro-Rite Inc., a New Jersey corporation ("Gro-Rite"), Edible Garden has the right to purchase and distribute a majority of Gro-Rite's plant products from Gro-Rite for marketing, sale, and distribution. Under the agreement, Edible Garden will receive a sales commission of up to 10%. The term of the agreement was one year and expired on May 7, 2014. The term of the agreement is now month-to-month.

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

There are numerous growers that are available to us, and therefore, we are not limited in the number of growers available nor are we dependent on any one grower. We completed construction of a greenhouse structure in 2014, which can be used to grow plants to satisfy selling demands; however, we may incur additional freight costs to distribute these plants until growers are replaced.

Edible Garden's main competitors are Shenandoah Growers and Sun Aqua Farms. To a lesser extent, Edible Garden competes with Green Giant, Del Monte, Rock Hedge Herbs, and Infinite Herbs. Edible Garden is an up and coming brand that has increased its retailers to approximately 1,800 retail sellers since we acquired Edible Gardens in March 2013. Edible Garden believes the following three reasons sets it apart from its competitors: (1) its branding and marketing displays, which are predominately placed in high traffic areas on its proprietary racks; (2) it uses proprietary strands and seeds for its produce and its methodology for growing such produce; and (3) all of its produce are hydroponically grown and are sold "alive" (i.e., the produce is sold "rooted").

Edible Garden is dependent on one major customer. During fiscal 2015, approximately 74% of its sales were derived from one customer, NB Plants. The loss of this customer would not have a material adverse effect on Edible Garden's business, our financial condition, and results of operation.

Edible Garden relies on a combination of trademark laws, trade secrets, confidentiality provisions, and other contractual provisions to protect its proprietary rights, which are primarily its brand names, marks, and proprietary pods and seeds. Edible Garden owns trademarks but does not own any patents.

Edible Garden's produce is GFSI (Global Food Safety Initiative) certified. Edible Garden also obtained certain organic certifications for its products. No other governmental regulations or approvals are needed or affect its business.

Edible Garden's research and development activities have primarily focused on developing and testing new pods and seeds, as well as different fertilizers, nutrient blends, and lighting.

MediFarm, MediFarm I, and MediFarm II

We formed three subsidiaries for the purposes of cultivation or production of medical marijuana and/or operation of dispensary facilities in various locations in Nevada. As discussed in further detail below, MediFarm, MediFarm I, and MediFarm II have received eight provisional licenses from the State of Nevada, and we have received preliminary approval from local authorities with respect to all eight of such licenses. The receipt of both the provisional licenses from the State of Nevada and preliminary approval from local authorities are necessary to commence the final permitting process. The receipt of final permits and licenses, as to which there can be no assurance, is necessary to commence the proposed businesses of MediFarm, MediFarm I, and MediFarm II. Effectuation of the proposed business of each of (i) MediFarm, (ii) MediFarm I, and (iii) MediFarm II is also dependent upon the continued legislative authorization of medical marijuana at the state level.

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

A number of states, including Nevada, have enacted laws that allow their citizens to use medical marijuana and operate medical marijuana cultivation, production, or dispensary facilities. Although cultivation and distribution of marijuana for medical use is permitted in Nevada, provided compliance with applicable state and local laws, rules, and regulations, marijuana is illegal under federal law. Strict enforcement of federal law regarding marijuana would likely result in the inability to proceed with the business plans of MediFarm, MediFarm I, and MediFarm II, even if they successfully procure one or more licenses for the cultivation, production, and/or distribution of medical marijuana in Nevada, and could expose MediFarm, MediFarm I, and MediFarm II to potential criminal liability and subject their properties to civil forfeiture. Though the cultivation and distribution of marijuana remains illegal under federal law, H.R. 83, enacted by Congress on December 16, 2014, provides that none of the funds made available to the Department of Justice (the "DOJ") pursuant to the 2015 Consolidated and Further Continuing Appropriations Act may be used to prevent certain states, including Nevada, from implementing their own laws that authorize the use, distribution, possession, or cultivation of medical marijuana.

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

MediFarm, MediFarm I, and MediFarm II, have also received preliminary approval from their respective local jurisdictions in connection with the proposed production, cultivation, and/or dispensary facilities. With provisional licenses from the State of Nevada and preliminary approval from the respective local jurisdictions, MediFarm, MediFarm I, and MediFarm II have begun securing additional business licenses, construction permits, and final operational permits and certificates from the local and state jurisdictions in which they propose to operate. MediFarm, MediFarm I, or MediFarm II may not be able to obtain or maintain the necessary final licenses, permits, authorizations, or accreditations. Even if MediFarm, MediFarm I, and MediFarm II are able to obtain the necessary final licenses, permits, authorizations, or accreditations, we will require substantial capital to commence their proposed business operations, as to which there can be no assurance. We currently anticipate commencing operations at MediFarm's proposed cultivation and production facilities in Clark County, Nevada on or around the third quarter of 2016, as to which there can be no assurance. We currently anticipate commencing operations at MediFarm's proposed dispensary in Las Vegas, Nevada on or around the second quarter of 2016, as to which there can be no assurance. We currently anticipate commencing operations at MediFarm's I proposed dispensary in Reno, Nevada on or around the second quarter of 2016, as to which there can be no assurance. We currently anticipate commencing operations at MediFarm's II proposed cultivation and production facility in Spanish Springs, Nevada on or around the fourth quarter of 2016, as to which there can be no assurance.

If and when MediFarm, MediFarm I, or MediFarm II receives the necessary licenses, permits, authorizations, or accreditations, MediFarm, MediFarm I, and MediFarm II may face substantial competition in the operation of cultivation, production, and dispensary facilities in Nevada. Numerous other companies were also granted provisional licenses, and, therefore, we anticipate that we will face competition with these other companies if such companies operate cultivation, production, and dispensary facilities in and around the locations at which we plan to operate our facilities. Our management has extensive experience in successfully developing, implementing, and operating all facets of equivalent businesses in other markets. We believe this experience will provide MediFarm, MediFarm I, MediFarm II with a competitive advantage over these other companies.

MediFarm, MediFarm I, and MediFarm II rely on a combination of trademark laws, trade secrets, confidentiality provisions, and other contractual provisions to protect their proprietary rights. MediFarm, MediFarm I, and MediFarm II do not own any patents.

IVXX

On September 16, 2014, we formed IVXX for the purposes of producing a line of cannabis flowers and cigarettes, as well as a complete line of cannabis pure concentrates including: oils, waxes, shatters, and clears. The science of cannabis concentrate extraction functions on the solubility of the cannabinoids and other active ingredients in the cannabis plant. Cannabinoids are not water soluble, so to extract them properly, the cannabinoids must be dissolved in a solvent. Co2 functions as a solvent when it is heated or cooled and pushed through the flower at high (supercritical) or low (subcritical) pressures. Many argue that Co2 extraction is the least-toxic form of cannabis concentrate extraction because of its low environmental impact and nonexistent toxicity. IVXX has chosen the Co2 extraction method and uses its supercritical Co2 extractor, as well as other proprietary processes, to produce its concentrates in its lab located in Oakland, California. Essentially, our supercritical Co2 extractor processes raw cannabis plants and separates the chemical cannabinoids from the cannabis plant material, producing a concentrate. IVXX also sells clothing, apparel, and other various branded products.

IVXX currently sells its products at wholesale to approximately 200 select dispensaries in California. None of IVXX's products crosses state lines. IVXX continues actively to seek opportunities to sell its products to other retailers located throughout the State of California. IVXX anticipates expanding its business into other states in which the sale of marijuana is legally permitted. In order for such expansion to occur, IVXX must secure the necessary licenses and permits required to operate in any given state, the timing and occurrence of which there can be no assurance. Initially, IVXX anticipates selling its products in Nevada in the dispensaries to be operated by MediFarm, MediFarm I, and/or MediFarm II once they are issued final permits and commence operations, as to the occurrence of which there can be no assurance. The projected timeline for the commencement of the dispensaries operated by MediFarm, MediFarm I, and/or MediFarm II is set forth above.

IVXX's target markets are those individuals located in the areas surrounding the dispensaries that sell IVXX's products and that qualify as "patients" under state and local rules and regulations.

The market for cannabis and medical marijuana products is rapidly evolving. IVXX competes with independent medical marijuana producers. There are significant barriers to entry, such as the time and cost in applying for operational licenses and permits. The location of a dispensary is also relevant, and, therefore, the monthly lease amount is often significant. Finally, the growing of medical marijuana requires expertise and the operating costs are often high. Many of our competitors have and will have greater financial and human resources, and longer operating histories, than we do. IVXX expects to be able to compete based on the cost, safety, and efficacy of its products. IVXX is consistently engaged in research and development with respect to increasing the efficiency of the processes used to produce its products, as well as improving the quality of its products for the benefit of its patients.

Although distributing medical marijuana is legally permitted in California, provided compliance with applicable state and local laws, rules, and regulations, marijuana is illegal under federal law. Strict enforcement of federal law regarding marijuana would likely affect the ability to proceed with IVXX's business, could expose IVXX to potential criminal liability, and subject its properties to civil forfeiture. Though the cultivation and distribution of marijuana remains illegal under federal law, H.R. 83, enacted by Congress on December 16, 2014, provides that none of the funds made available to the DOJ pursuant to the 2015 Consolidated and Further Continuing Appropriations Act may be used to prevent certain states, including California, from implementing their own laws that authorize the use, distribution, possession, or cultivation of medical marijuana.

MediFarm I RE

On October 14, 2015, we formed MediFarm I RE. MediFarm I RE is a real estate holding company that owns the real property and a building, which is situated on such real property, at which a medical marijuana dispensary facility is expected to be located. It is our intention that MediFarm I will operate the medical marijuana dispensary. We own 50% of the membership interests in MediFarm I RE. The remaining membership interests are owned by Forever Young Investments, LLC (50%), an otherwise unaffiliated entity.

Blüm

On March 31, 2016, we expect to close on the Merger of Black Oak, a California corporation that operates a medical marijuana dispensary in Oakland, California under the name, Blüm. Black Oak dispenses a wide variety of medical marijuana flowers, edibles, and concentrates, as well as unsweetened topical and ingestible medications, to patients that are located in and around its dispensary. Black Oak obtains its products from several suppliers, including IVXX.

Black Oak's target markets are those individuals located in the areas surrounding its dispensary and qualify as "patients" under state and local rules and regulations.

The market for cannabis and medical marijuana products is rapidly evolving. Black Oak competes with other medical marijuana dispensaries that are located in and around Oakland, California. There are significant barriers to entry, such as the time and cost in complying with state and local rules and regulations. The location of a dispensary is also relevant, and, therefore, the monthly lease amount is often significant. Many of Black Oak's competitors have and will have greater financial and human resources, and longer operating histories then we do.

Although distributing medical marijuana is legally permitted in California, provided compliance with applicable state and local laws, rules and regulations, marijuana is illegal under federal law. Strict enforcement of federal law regarding marijuana would likely affect the ability to proceed with Black Oak's business, could expose Black Oak to potential criminal liability, and subject its properties to civil forfeiture. Though the cultivation and distribution of marijuana remains illegal under federal law, H.R. 83, enacted by Congress on December 16, 2014, provides that none of the funds made available to the DOJ pursuant to the 2015 Consolidated and Further Continuing Appropriations Act may be used to prevent certain states, including California, from implementing their own laws that authorize the use, distribution, possession, or cultivation of medical marijuana.

Employees

As of the date of this Annual Report on Form 10-K, we have 41 full-time employees.

Item 1A. Risk Factors

You should carefully consider the risks, uncertainties and other factors described below, in addition to the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto. Any of these risks, uncertainties and other factors could materially and adversely affect our business, financial condition, results of operations, cash flows, or prospects. In that case, the trading price of our Common Stock could decline, and you may lose all or part of your investment. An investment in our securities is speculative and involves a high degree of risk. You should not invest in our securities if you cannot bear the economic risk of your investment for an indefinite period of time and cannot afford to lose your entire investment. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position. See also "Cautionary Note Regarding Forward-Looking Statements."

RISKS RELATING TO OUR BUSINESS AND INDUSTRY

We have a limited operating history, which may make it difficult for investors to predict future performance based on current operations.

We have a limited operating history upon that investors may base an evaluation of our potential future performance. In particular, we have not proven that we can supply hydroponic growing equipment, sell Edible Garden's hydroponic produce, herbs, and floral products, or IVXX's line of cannabix pure concentrates in a manner that enables us to be profitable and meet customer requirements, enhance Edible Garden's hydroponic produce, herbs, or floral products, obtain the necessary permits and/or achieve certain milestones to develop MediFarm's, MediFarm I's, and MediFarm II's respective businesses, enhance IVXX's line of cannabis flowers, cigarettes, and pure concentrates, develop and maintain relationships with key manufacturers and strategic partners to extract value from our intellectual property, raise sufficient capital in the public and/or private markets, or respond effectively to competitive pressures. As a result, there can be no assurance that we will be able to develop or maintain consistent revenue sources, or that our operations will be profitable and/or generate positive cash flow.

Any forecasts we make about our operations may prove to be inaccurate. We must, among other things, determine appropriate risks, rewards, and level of investment in our product lines, respond to economic and market variables outside of our control, respond to competitive developments and continue to attract, retain, and motivate qualified employees. There can be no assurance that we will be successful in meeting these challenges and addressing such risks and the failure to do so could have a materially adverse effect on our business, results of operations, and financial condition. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in the early stage of development. As a result of these risks, challenges, and uncertainties, the value of your investment could be significantly reduced or completely lost.

Our independent registered public accounting firm's report for the years ended December 31, 2014 and December 31, 2015 is qualified as to our ability to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in our audited annual financial statements as of and for the years ended December 31, 2014 and December 31, 2015, our independent registered public accounting firm included a note to our financial statements regarding concerns about our ability to continue as a going concern. Recurring losses from operations raise substantial doubt about our ability to continue as a going concern. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

We have incurred significant losses in prior periods, and losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due and on our cash flow.

We have incurred significant losses in prior periods. For the year ended December 31, 2015, we incurred a net loss of $9,225,580 and, as of that date, we had an accumulated deficit of $45,952,109. For the year ended December 31, 2014, we incurred a net loss of $21,889,212 and, as of that date, we had an accumulated deficit of $36,726,529. Any losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flow.

We will likely need additional capital to sustain our operations and will likely need to seek further financing, which we may not be able to obtain on acceptable terms or at all. If we fail to raise additional capital, as needed, our ability to implement our business model and strategy could be compromised.

We have limited capital resources and operations. To date, our operations have been funded entirely from the proceeds of debt and equity financings. We expect to require substantial additional capital in the near future to commence operations at the proposed cultivation and production facilities and dispensaries for MediFarm, MediFarm I, and MediFarm II, expand our product lines, develop our intellectual property base, and establish our targeted levels of commercial production. We may not be able to obtain additional financing on terms acceptable to us, or at all.

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

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership held by our existing stockholders will be reduced and our stockholders may experience significant dilution. In addition, new securities may contain rights, preferences, or privileges that are senior to those of our Common Stock. If we raise additional capital by incurring debt, this will result in increased interest expense. If we raise additional funds through the issuance of securities, market fluctuations in the price of our shares of Common Stock could limit our ability to obtain equity financing.

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

The industries in which we operate in general are subject to intense and increasing competition. Some of our competitors may have greater capital resources, facilities, and diversity of product lines, which may enable them to compete more effectively in this market. Our competitors may devote their resources to developing and marketing products that will directly compete with our product lines. Due to this competition, there is no assurance that we will not encounter difficulties in obtaining revenues and market share or in the positioning of our products. There are no assurances that competition in our respective industries will not lead to reduced prices for our products. If we are unable to successfully compete with existing companies and new entrants to the market this will have a negative impact on our business and financial condition.

If we fail to protect our intellectual property, our business could be adversely affected.

Our viability will depend, in part, on our ability to develop and maintain the proprietary aspects of our technology to distinguish our products from our competitors' products. We rely on copyrights, trademarks, trade secrets, and confidentiality provisions to establish and protect our intellectual property.

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

We are not aware of any infringement by us of any person's or entity's intellectual property rights. In the event that products we sell are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our products or obtain a license for the manufacture and/or sale of such products or cease selling such products. In such event, there can be no assurance that we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business.

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

Our success depends upon the skills, knowledge, and experience of our scientific and technical personnel, our consultants and advisors, as well as our licensors and contractors. Because we operate in several highly competitive industries, we rely in part on trade secrets to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality or non-disclosure agreements with our corporate partners, employees, consultants, outside scientific collaborators, developers, and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third parties confidential information developed by the receiving party or made known to the receiving party by us during the course of the receiving party's relationship with us. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property, and we enter into assignment agreements to perfect our rights.

These confidentiality, inventions, and assignment agreements may be breached and may not effectively assign intellectual property rights to us. Our trade secrets also could be independently discovered by competitors, in which case we would not be able to prevent the use of such trade secrets by our competitors. The enforcement of a claim alleging that a party illegally obtained and was using our trade secrets could be difficult, expensive, and time consuming and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain meaningful trade secret protection could adversely affect our competitive position.

Our business, financial condition, results of operations, and cash flow have been, and may in the future be, negatively impacted by challenging global economic conditions.

The recent global economic slowdown has caused disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, and declining consumer and business confidence, which has led to decreased levels of consumer spending. These macroeconomic developments have and could continue to negatively impact our business, which depends on the general economic environment and levels of consumer spending. As a result, we may not be able to maintain our existing customers or attract new customers, or we may be forced to reduce the price of our products. We are unable to predict the likelihood of the occurrence, duration, or severity of such disruptions in the credit and financial markets and adverse global economic conditions. Any general or market-specific economic downturn could have a material adverse effect on our business, financial condition, results of operations, and cash flow.

Our future success depends on our key executive officers and our ability to attract, retain, and motivate qualified personnel.

Our future success largely depends upon the continued services of our executive officers and management team, especially our President and Chief Executive Officer, Mr. Derek Peterson. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Additionally, we may incur additional expenses to recruit and retain new executive officers. If any of our executive officers joins a competitor or forms a competing company, we may lose some or all of our customers. Finally, we do not maintain "key person" life insurance on any of our executive officers. Because of these factors, the loss of the services of any of these key persons could adversely affect our business, financial condition, and results of operations, and thereby an investment in our stock.

Our continuing ability to attract and retain highly qualified personnel will also be critical to our success because we will need to hire and retain additional personnel as our business grows. There can be no assurance that we will be able to attract or retain highly qualified personnel. We face significant competition for skilled personnel in our industries. This competition may make it more difficult and expensive to attract, hire, and retain qualified managers and employees. Because of these factors, we may not be able to effectively manage or grow our business, which could adversely affect our financial condition or business. As a result, the value of your investment could be significantly reduced or completely lost.

We may not be able to effectively manage our growth or improve our operational, financial, and management information systems, which would impair our results of operations.

In the near term, we intend to expand the scope of our operations activities significantly. If we are successful in executing our business plan, we will experience growth in our business that could place a significant strain on our business operations, finances, management, and other resources. The factors that may place strain on our resources include, but are not limited to, the following:

•	The need for continued development of our financial and information management systems;

•	The need to manage strategic relationships and agreements with manufacturers, customers, and partners; and

•	Difficulties in hiring and retaining skilled management, technical, and other personnel necessary to support and manage our business.

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

We are dependent on the popularity of consumer acceptance of IVXX's product lines.

Our ability to generate revenue and be successful in the implementation of IVXX's business plan is dependent on consumer acceptance and demand of IVXX's medical marijuana product lines. Acceptance of IVXX's products will depend on several factors, including availability, cost, ease of use, familiarity of use, convenience, effectiveness, safety, and reliability. If these customers do not accept IVXX's products, or if we fail to meet IVXX's customers' needs and expectations adequately, our ability to continue generating revenues could be reduced.

A drop in the retail price of medical marijuana products may negatively impact IVXX's business.

The demand for IVXX's products depends in part on the price of commercially grown marijuana. Fluctuations in economic and market conditions that impact the prices of commercially grown marijuana, such as increases in the supply of such marijuana and the decrease in the price of products using commercially grown marijuana, could cause the demand for medical marijuana products to decline, which would have a negative impact on our business.

Federal regulation and enforcement may adversely affect the implementation of medical marijuana laws and regulations may negatively impact our revenues and profits.

Currently, there are 23 states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the CSA, the policies and regulations of the federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to medical marijuana, as to the timing or scope of any such potential amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law, and we may be deemed to be producing, cultivating, or dispensing marijuana in violation of federal law with respect to MediFarm's, MediFarm I's, MediFarm II's, or IVXX's current or proposed business operations, or we may be deemed to be facilitating the sale or distribution of drug paraphernalia in violation of federal law with respect to GrowOp Technology's business operations. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect our revenues and profits. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain.

The U.S. Supreme Court declined to hear a case brought by San Diego County, California that sought to establish federal preemption over state medical marijuana laws. The preemption claim was rejected by every court that reviewed the case. The California 4th District Court of Appeals wrote in its unanimous ruling, "Congress does not have the authority to compel the states to direct their law enforcement personnel to enforce federal laws." However, in another case, the U.S. Supreme Court held that, as long as the CSA contains prohibitions against marijuana, under the Commerce Clause of the United States Constitution, the United States may criminalize the production and use of homegrown cannabis even where states approve its use for medical purposes.

In an effort to provide guidance to federal law enforcement, the DOJ has issued Guidance Regarding Marijuana Enforcement to all United States Attorneys in a memorandum from Deputy Attorney General David Ogden on October 19, 2009, in a memorandum from Deputy Attorney General James Cole on June 29, 2011 and in a memorandum from Deputy Attorney General James Cole on August 29, 2013. Each memorandum provides that the DOJ is committed to the enforcement of the CSA, but, the DOJ is also committed to using its limited investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way.

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

Currently, there are 23 states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the CSA, the policies and regulations of the federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to medical marijuana, as to the timing or scope of any such amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain. With respect to GrowOp Technology, we currently sell a material portion of our hydroponic equipment to medical marijuana growers. Should it be determined under the CSA that GrowOp Technology's products or equipment are deemed to fall under the definition of drug paraphernalia because its products could be determined to be primarily intended or designed for use in manufacturing or producing cannabis, GrowOp Technology could be found to be in violation of federal drug paraphernalia laws and there may be a direct and adverse effect on GrowOp Technology's business, revenues, and profits, and to a lesser extent, our business, revenues, and profits. With respect to MediFarm, MediFarm I, and MediFarm II, we do not currently cultivate, produce, sell, or distribute any medical marijuana, and, therefore, we have no risk that we will be deemed to facilitate the selling or distribution of medical marijuana in violation of federal law. However, if we obtain the necessary final government approvals and permits in Nevada and obtain the necessary funding to commence the cultivation and production of medical marijuana and/or the operation of dispensary facilities for our MediFarm, MediFarm I, and MediFarm II subsidiaries, as to the successful achievement of any or all of such objectives there can be no assurance, we could be found in violation of the CSA. Finally, we could be found in violation of the CSA in connection with the sale of IVXX's cannabis flowers, cigarettes, and pure concentrates. This would cause a direct and adverse effect on our subsidiaries' businesses, or intended businesses, and on our revenue and prospective profits.

Variations in state and local regulation, and enforcement in states that have legalized medical cannabis, may restrict marijuana-related activities, including activities related to medical cannabis, which may negatively impact our revenues and prospective profits.

Individual state laws do not always conform to the federal standard or to other states laws. A number of states have decriminalized marijuana to varying degrees, other states have created exemptions specifically for medical cannabis, and several have both decriminalization and medical laws. Four states, Alaska, Colorado, Oregon, and Washington, and the District of Columia have legalized the recreational use of cannabis. Variations exist among states that have legalized, decriminalized, or created medical marijuana exemptions. For example, Alaska, Colorado, and the District of Columbia have limits on the number of marijuana plants that can be homegrown. In most states, the cultivation of marijuana for personal use continues to be prohibited except for those states that allow small-scale cultivation by the individual in possession of medical marijuana needing care or that person's caregiver. Active enforcement of state laws that prohibit personal cultivation of marijuana may indirectly and adversely affect our business and our revenue and profits.

It is possible that federal or state legislation could be enacted in the future that would prohibit us or potential customers from selling GrowOp Technology's products, and if such legislation were enacted, our revenues could decline, leading to a loss in your investment.

We are not aware of any federal or state regulation that regulates the sale of indoor cultivation equipment to medical or recreational marijuana growers. The extent to which the regulation of drug paraphernalia under the CSA is applicable to GrowOp Technology's business and the sale of GrowOp Technology's products is found in the definition of "drug paraphernalia." Drug paraphernalia means any equipment, product, or material of any kind that is primarily intended or designed for use in manufacturing, compounding, converting, concealing, producing processing, preparing, injecting, ingesting, inhaling, or otherwise introducing into the human body a controlled substance, possession of which is unlawful. GrowOp Technology's products are primarily designed for general agricultural use. We have no direct or indirect design features in our equipment specifically or primarily of the cultivation of medical cannabis. Although it is possible that medical marijuana may be grown in GrowOp Technology's hydroponic equipment, we make no inquiry of our customers as to their intended agricultural use of GrowOp Technology's products.

Our understanding of federal or state regulation of the sale of indoor cultivation equipment to medical or recreational cannabis growers is prohibited if the primary intent or design of the equipment is indoor cultivation equipment to medical or recreational cannabis growers. Our products are primarily designed for general agricultural use. We have no direct or indirect design features in our equipment specifically or primarily of the cultivation of medical marijuana. Although it is possible that medical marijuana may be grown in GrowOp Technology's hydroponic equipment, we make no inquiry of our customers as to their intended agricultural use of GrowOp Technology's products. If federal and/or state legislation is enacted that prohibits the sale of our growing equipment to medical cannabis growers, our revenues could decline, which could result in a decrease in the price of our Common Stock.

Prospective customers may be deterred from doing business with a company with a significant nationwide online presence because of fears of federal or state enforcement of laws prohibiting possession and sale of medical or recreational marijuana.

Our website is visible in jurisdictions where medicinal and/or recreational use of marijuana is not permitted and, as a result, we may be found to be violating the laws of those jurisdictions. We could lose potential customers as they could fear federal prosecution for growing marijuana with GrowOp Technology's equipment, reducing our revenue. In most states in which the production and sale of marijuana have been legalized, there are additional laws or licenses required and some states altogether prohibit home cultivation, all of which could make the loss of potential customers more likely.

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

MediFarm's, MediFarm I's, MediFarm II's, and IVXX's participation in the medical marijuana industry may lead to litigation, formal or informal complaints, enforcement actions, and inquiries by various federal, state, or local governmental authorities against these subsidiaries. Litigation, complaints, and enforcement actions involving these subsidiaries could consume considerable amounts of financial and other corporate resources, which could have a negative impact on our sales, revenue, profitability, and growth prospects. As our subsidiaries, MediFarm, MediFarm I, and MediFarm II, are only in the process of obtaining final licenses to cultivate and sell medical marijuana in Nevada, and are not as such presently engaged in the cultivation or distribution of marijuana, our subsidiaries have not been, and are not currently, subject to any material litigation, complaint, or enforcement action regarding marijuana (or otherwise) brought by any federal, state, or local governmental authority. IVXX is presently engaged in the distribution of marijuana; however, we have not been, and are not currently, subject to any material litigation, complaint or enforcement action regarding marijuana (or otherwise) brought by any federal, state, or local governmental authority with respect to IVXX's business.

We may have difficulty accessing the service of banks, which may make it difficult for us to operate.

Since the use of marijuana is illegal under federal law, there is a strong argument that banks cannot accept for deposit funds from businesses involved with the marijuana industry. Consequently, businesses involved in the marijuana industry often have difficulty finding a bank willing to accept their business. The inability to open or maintain bank accounts may make it difficult for us to operate our contemplated medical marijuana businesses.

We are dependent on the popularity of consumer acceptance of hydroponic grown produce and herbs.

Our ability to generate revenue and be successful in the continued implementation of Edible Garden's business plan is dependent on consumer acceptance and demand of hydroponic grown produce and herbs. Acceptance of Edible Garden's products will depend on several factors, including availability, cost, and convenience. If these customers do not accept Edible Garden's products, or if we fail to meet Edible Garden's customers' needs and expectations adequately, our ability to continue generating revenues could be reduced.

A drop in the retail price of commercially grown produce may negatively impact our business.

The demand for Edible Garden's hydroponic grown produce depends in part on the price of commercially grown produce. Fluctuations in economic and market conditions that impact the prices of commercially grown produce, such as increases in the supply of such produce and the decrease in the price of commercially grown produce, could cause the demand for hydroponic grown produce to decline, which would have a negative impact on our business.

If we are unable to adopt or incorporate technological advances into GrowOp Technology's hydroponic equipment products, our business could become less competitive, uncompetitive, or obsolete and we may not be able to compete effectively with competitors' products.

We expect that technological advances in the processes and procedures for hydroponic growing equipment will continue to occur. As a result, there are risks that products that compete with our products could be improved or developed. If we are unable to adopt or incorporate technological advances, our products could be less efficient or cost-effective than methods developed and sold by our competitors, which could cause GrowOp Technology's products to become less competitive, uncompetitive, or obsolete, which would have a material adverse effect on GrowOp Technology's financial condition, and to a much lesser extent, on our financial condition.

Competing forms of specialized agricultural equipment may be more desirable to consumers or make GrowOp Technology's products obsolete.

There are currently several different specialized agricultural equipment technologies being deployed in urban vertical farming operations other than hydroponics, such as aquaponics and terraponics. Further development of any of these competitive technologies may lead to advancements in vertical farming techniques that will make GrowOp Technology's products obsolete. Consumers may prefer alternative technologies and products. Any developments that contribute to the obsolescence of our products may substantially impact our business, reducing our ability to generate revenues.

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

Our officers and directors currently own approximately 21.13% of our outstanding Common Stock, and, through the ownership of preferred stock, have approximately 71.76% of stockholder voting power, and thus significant control over stockholder matters, such as election of directors, amendments to the Articles of Incorporation, and approval of significant corporate transactions. As a result, our minority stockholders will have little or no control over our affairs.

If we fail to implement and maintain proper and effective internal controls and disclosure controls and procedures pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our ability to produce accurate and timely financial statements and public reports could be impaired, which could adversely affect our operating results, our ability to operate our business, and investors' views of us.

As of December 31, 2015, management assessed the effectiveness of our internal controls over financial reporting. Management concluded, as of the year ended December 31, 2015, that our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Management concluded that our internal controls were adversely affected by deficiencies in the design or operation of our internal controls, which management considered to be material weaknesses. These material weaknesses include the following:

•

lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors ("Board"), resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

•	inadequate segregation of duties consistent with control objectives; and

•	ineffective controls over period end financial disclosure and reporting processes.

The failure to implement and maintain proper and effective internal controls and disclosure controls could result in material weaknesses in our financial reporting, such as errors in our financial statements and in the accompanying footnote disclosures that could require restatements. Investors may lose confidence in our reported financial information and disclosure, which could negatively impact our stock price.

We do not expect that our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our insurance coverage may be inadequate to cover all significant risk exposures.

We will be exposed to liabilities that are unique to the products we provide. While we intend to maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs resulting from risks and uncertainties of our business. It is also not possible to obtain insurance to protect against all operational risks and liabilities. The failure to obtain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition, and results of operations. We do not have any business interruption insurance. Any business disruption or natural disaster could result in substantial costs and diversion of resources.

RISKS RELATED TO AN INVESTMENT IN OUR SECURITIES

We expect to experience volatility in the price of our Common Stock, which could negatively affect stockholders' investments.

The trading price of our Common Stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with securities traded in those markets. Broad market and industry factors may seriously affect the market price of companies' stock, including ours, regardless of actual operating performance. All of these factors could adversely affect your ability to sell your shares of Common Stock or, if you are able to sell your shares, to sell your shares at a price that you determine to be fair or favorable.

The relative lack of public company experience of our management team could adversely impact our ability to comply with the reporting requirements of U.S. securities laws.

Our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by the Sarbanes-Oxley Act of 2002. Our senior management has limited experience in managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance, and reporting requirements, including the establishing and maintaining of internal controls over financial reporting. Any such deficiencies, weaknesses, or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy, we could be subject to the imposition of fines and penalties, and our management would have to divert resources from attending to our business plan.

Our Common Stock is categorized as "penny stock," which may make it more difficult for investors to sell their shares of Common Stock due to suitability requirements.

Our Common Stock is categorized as "penny stock." The Securities and Exchange Commission (the "SEC") has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The price of our Common Stock is significantly less than $5.00 per share, and is therefore considered "penny stock." This designation imposes additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer buying our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities given the increased risks generally inherent in penny stocks. These rules may restrict the ability and/or willingness of brokers or dealers to buy or sell our Common Stock, either directly or on behalf of their clients, may discourage potential stockholders from purchasing our Common Stock, or may adversely affect the ability of stockholders to sell their shares.

Financial Industry Regulatory Authority ("FINRA") sales practice requirements may also limit a stockholder's ability to buy and sell our Common Stock, which could depress the price of our Common Stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that the investment is suitable for that customer before recommending an investment to a customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. Thus, the FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our shares of Common Stock, have an adverse effect on the market for our shares of Common Stock, and thereby depress our price per share of Common Stock.

The elimination of monetary liability against our directors, officers, and employees under Nevada law and the existence of indemnification rights for or obligations to our directors, officers, and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers, and employees.

Our Articles of Incorporation contain a provision permitting us to eliminate the personal liability of our directors to us and our stockholders for damages for the breach of a fiduciary duty as a director or officer to the extent provided by Nevada law. We may also have contractual indemnification obligations under any future employment agreements with our officers or agreements entered into with our directors. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and the resulting costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

We may issue additional shares of Common Stock or preferred stock in the future, which could cause significant dilution to all stockholders.

Our Articles of Incorporation authorize the issuance of up to 350,000,000 shares of Common Stock and 25,000,000 shares of preferred stock, with a par value of $0.001 per share. As of March 24, 2016, we had 343,803,216 shares of Common Stock, 100 shares of Series A Preferred Stock and 16,150,000 shares of Series B Preferred Stock outstanding; however, we may issue additional shares of Common Stock or preferred stock in the future in connection with a financing or an acquisition. Such issuances may not require the approval of our stockholders. In addition, certain of our outstanding rights to purchase additional shares of Common Stock or securities convertible into our Common Stock are subject to full-ratchet anti-dilution protection, which could result in the right to purchase significantly more shares of Common Stock being issued or a reduction in the purchase price for any such shares or both. Any issuance of additional shares of our Common Stock, or equity securities convertible into our Common Stock, including but not limited to, preferred stock, warrants, and options, will dilute the percentage ownership interest of all stockholders, may dilute the book value per share of our Common Stock, and may negatively impact the market price of our Common Stock.

Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of us.

Nevada has a business combination law that prohibits certain business combinations between Nevada corporations and "interested stockholders" for three years after an "interested stockholder" first becomes an "interested stockholder," unless the corporation's board of directors approves the combination in advance. For purposes of Nevada law, an "interested stockholder" is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term "business combination" is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquiror to use the corporation's assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada's business combination law is potentially to discourage parties interested in taking control of us from doing so if they cannot obtain the approval of our Board. Both of these provisions could limit the price investors would be willing to pay in the future for shares of our Common Stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We own two acres of land in Spanish Springs, Nevada on which we intend to build a medical marijuana cultivation and production facility, as well as a laboratory, which we expect MediFarm will operate.

MediFarm I RE, a subsidiary we own a 50% interest in, owns real property, and the building situated on such real property, located in Reno, Nevada. We expect MediFarm I to operate a medical marijuana dispensary facility at such location.

We lease the other physical properties material to our operations. Our executive offices are located at 4700 Von Karman Avenue, Suite 110, Newport Beach, California 92660, and our telephone number is (855) 447-6967. The lease is for an initial term of three years and expires on May 31, 2017. The current monthly base rent amount equals $3,447.

Edible Garden leases land located at 283 Country Road 519, Belvidere, New Jersey 07823, on which land sits a greenhouse structure. The lease is for a term of 15 years, at a current cost of $14,200 per month, and terminates on December 31, 2029. The land is being leased from Whitetown Realty, LLC, an entity in which David Vande Vrede and Greda Vande Vrede own interests. David Vande Vrede  and Greda Vande Vrede are the parents of our directors Kenneth Vande Vrede, Michael Vande Vrede, and Steven Vande Vrede. The facility, at maximum production, can produce up to 22,500 plants per week, per acre, operating 52 weeks a year at an average sales price of $1.50 per plant. The greenhouse facility also contains three acres, which are outfitted with high-tech Dutch bucket hydroponic equipment. This equipment moves seed through the entire growing process, thus, reducing labor costs and increasing efficiency. We believe that, at full production, the facility is capable of producing up to $7.5 million in annual sales. Edible Garden is currently using approximately 60% of this facility. We commenced production at the greenhouse facility in December 2014.

IVXX recently completed construction of its supercritical Co2 extraction lab located at 578 West Grand Avenue, Oakland, California 94612, in the medical marijuana dispensary operated by Black Oak. The lab is approximately 550 square feet. The lab is not currently utilized at full capacity and IVXX is currently not charged any rent to use the space. Prior to the closing of the Merger, Derek Peterson, our President, Chief Executive Officer, and Chairman of our Board, held a 12% ownership interest in Black Oak.

We also maintain an office located at 4471 Dean Martin Drive, #2606, Las Vegas, Nevada 89103. The lease amount is $1,975 per month. The lease expired on February 28, 2016 and is currently month-to-month..

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On December 1, 2014, a lawsuit that was filed in Clark County, Nevada District Court in December by five dispensary applicants who received Clark County Special Use Permits but did not receive provisional state registration certificates.   This lawsuit was dismissed on October 6, 2015 as a result of Senate Bill 276 ("S.B. 276"), which was passed during the 2015 Nevada legislative session.  The plaintiffs alleged that the Nevada Health Division (the "Division"), among other things, improperly ranked the medical marijuana dispensary applications from Clark County.  These plaintiffs had secured Special Use Permits from Clark County, but had failed to receive provisional registration from the State of Nevada.  The defendants, which included MediFarm, received provisional registration from the State of Nevada, but did not receive Special Use Permits from Clark County, which are required for dispensary operation.

Notably, the  October 6, 2015 Stipulation and Order to dismiss the case dismissed all claims and specifically noted that, "Senate Bill 276 of the 2015 Nevada Legislature rendered the relief sought in the Amended Complaint filed on December 29, 2014 by the Plaintiffs/Petitioners . . . moot because the registrations have been issued …" and that "there remains no further outstanding matters in need of resolution of this case.  Now therefore, it is hereby stipulated and agreed by the parties hereto that this case shall be dismissed without prejudice . . ."

S.B. 276 was intended to address the discrepancies that arose in Clark County where some dispensary operators were approved by the local government, but did not receive registration certificates.  Senator Patricia Farley, one of the sponsors of S.B. 276, explained the bill's potential to help resolve the litigation and delay stemming from the divergent selection processes:

"This bill addresses a few issues that have emerged since we legalized medical marijuana last session . . . I would note that Senate Bill 276 gives Clark and Washoe Counties the flexibility to deal with some lawsuits that have been filed over the dispensary selection process . . . I believe this bill gives them tools to negotiate resolution so the medical marijuana industry can move forward."

S.B. 276 effectively settled the dispute by creating a one-time process allowing additional dispensaries in Washoe and Clark Counties. S.B. 276 required that 11 dispensary registration certificates initially allocated to rural counties without any qualifying applicants be reallocated to Clark County and Washoe County.  Specifically, unincorporated Clark County received eight reallocated registration certificates, unincorporated Washoe County received one registration certificate, and the cities of Reno and Sparks each received one registration certificate.  The bill required the Division to award these reallocated certificates to dispensaries that had received business licenses or approvals from the local government.  In Clark County, this resulted in the plaintiffs receiving a new, reallocated registration certificate from the Division.  The defendants, including MediFarm, which had not initially received a Special Use Permit from Clark County, had their Special Use Permit applications processed by Clark County.   On September 3, 2015, MediFarm received the Special Use Permit needed to continue with its proposed dispensary in Clark County.

On November 20, 2014, Bianca Barnhill sent us a letter alleging that we were violating her rights relating to the IVXX mark. Our position was that it does not infringe such rights, and, in fact, we believed that we have priority and it is Ms. Barnhill who infringed our rights. We sent Ms. Barnhill a cease and desist letter on December 23, 2014. We intend to vigorously defend the matter should Ms. Barnhill pursue her claim; however, we are trying to amicably resolve the matter.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is quoted on the OTC Markets Group, Inc.'s OTCQX tier under the symbol "TRTC." The following is a summary of the high and low closing bid prices of our Common Stock for the periods indicated, as reported by the OTC Markets Group, Inc. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	CLOSING BID PRICE PER SHARE
	HIGH	LOW
Year ended December 31, 2016
First Quarter (through March 24, 2016)	$0.32	$0.09

Year ended December 31, 2015
First Quarter	$0.29	$0.17
Second Quarter	$0.21	$0.11
Third Quarter	$0.18	$0.08
Fourth Quarter	$0.14	$0.09

Year ended December 31, 2014
First Quarter	$1.38	$0.15
Second Quarter	$1.03	$0.347
Third Quarter	$0.580	$0.218
Fourth Quarter	$0.495	$0.245

On March 24, 2016, the closing bid price on the OTC Markets Group, Inc.'s OTCQX tier for our Common Stock was $0.32.

Stockholders

As of March 24, 2016, there were 343,803,216 shares of Common Stock issued and outstanding (excluding shares of Common Stock issuable upon conversion or conversion into shares of Common Stock of all of our currently outstanding Series A Preferred Stock and Series B Preferred Stock and exercise of our warrants and options) held by approximately 121 stockholders of record. We believe that we have more than 25,000 beneficial holders of our Common Stock.

Dividends

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future. There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

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

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2015, the end of our most recently completed fiscal year, we did not have in effect any compensation plans under which any of our equity securities are authorized for issuance.

On January 12, 2016, we adopted the 2016 Equity Incentive Plan (the "Plan"). Our stockholders will be asked to approve the Plan at our next annual meeting of stockholders. Pursuant to the terms of the Plan, the maximum number of shares of Common Stock available for the grant of awards under the Plan shall not exceed 30,000,000. On January 12, 2016, we granted to certain of our directors, executive officers, and employees ten-year options to acquire 6,700,000 shares of Common Stock at an exercise price of $0.09 per share, which represented the closing price reported on the OTC Market Group, Inc.'s OTCQX tier on the grant date. One-twelfth of each option vests quarterly for the next twelve quarters.

Penny Stock Regulations

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

Recent Sales of Unregistered Securities

On December 13, 2015, we entered into a Securities Purchase Agreement with certain purchasers relating to the issuance and sale of 12% Convertible Promissory Notes in the aggregate principal amount of Five Hundred Thousand Dollars ($500,000). The issuances were made pursuant to the exemptions for registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 of Regulation D, promulgated under the Securities Act.

On December 23, 2015, we offered and sold 3,932,518 shares of Common Stock to 14 persons, all but one of whom were accredited investors, in exchange for providing services to us valued at approximately $353,927. The issuances were made pursuant to the exemptions for registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D, promulgated under the Securities Act.

We expect to close the Merger with Black Oak and Merger Sub on March 31, 2016 (the "Expected Closing Date"). On the Expected Closing Date, and subject to the terms and conditions of the Merger Agreement, the outstanding shares of common stock of Black Oak held by (i) the Group A Shareholders will be converted into the right to receive approximately 8,172 shares of our Series Z Preferred Stock, of which approximately 1,178 shares of Series Z Preferred Stock will be issued and paid at closing, and approximately 8,668,703 shares of our Series B Preferred Stock, of which approximately 1,248,302 shares of Series B Preferred Stock will be issued and paid at closing and (ii) the Group B Shareholders will be converted into the right to receive approximately 21,395 shares of our Series Q Preferred Stock, of which approximately 3,700 shares of Series Q Preferred Stock will be issued and paid at closing. The shares of Series Z Preferred Stock, Series B Preferred Stock, and Series Q Preferred Stock that are issued but not paid to the Black Oak shareholders at closing will be subject to certain holdback and lock-up provisions, and held in an escrow account as security for the satisfaction of any post-closing adjustments or indemnification claims, as provided for in the Merger Agreement. Each share of Series Q Preferred Stock is to be converted into 5,000 shares of our Common Stock and each share of Series Z Preferred Stock is to be converted into 1,857 shares of our Series B Preferred Stock, in each case immediately upon us filing with the Secretary of State of the State of Nevada an Amendment to our Articles of Incorporation to increase our authorized capital for, among other reasons, satisfaction of the terms of this potential transaction. Accordingly, the approximately 21,395 shares of Series Q Preferred Stock to be issued to the Group B Shareholders are convertible into approximately 106,975,000 shares of Common Stock and the approximately 8,172 shares of Series Z Preferred Stock to be issued to the Group A Shareholders are convertible into approximately 15,175,404 shares of Series B Preferred Stock. Each share of Series B Preferred Stock remains convertible into 5.384325537 shares of Common Stock. The aggregate value of the shares of Series B Preferred Stock, Series Q Preferred Stock, and Series Z Preferred Stock to be issued in the Merger equals approximately $22,925,000. The securities issued, and to be issued, in connection with the Merger are exempt from the registration requirements of the Securities Act in reliance on Sections 3(a)(9) and 4(a)(2) of the Securities Act. The Series B Preferred Stock, Series Q Preferred Stock, Series Z Preferred Stock, and the Common Stock to be issued upon conversion of the Series Q Preferred Stock and Series B Preferred Stock are restricted securities that have not been registered under the Securities Act, and will not be registered thereunder, and may not be offered or sold absent registration or applicable exemption from the registration requirements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not, nor did any affiliated purchaser, make any repurchases of our securities during the fourth quarter of the year ended December 31, 2015.

Item 6. Selected Financial Data.

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended December 31, 2014 and 2015, should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere in this Annual Report on Form 10-K. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Note Regarding Forward-Looking Statements and Business sections in this Annual Report on Form 10-K. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

COMPANY OVERVIEW

We were incorporated in Nevada on July 22, 2008 under the name Private Secretary, Inc. We changed our name to Terra Tech Corp. on January 27, 2012. Our corporate headquarters is located at 4700 Von Karman Avenue, Suite 110, Newport Beach, California 92660 and our telephone number is (855) 447-6967. Our website addresses are as follows: www.terratechcorp.com, www.ediblegarden.com, and www.ivxx.com.

Our original business was to develop a software program that would allow for automatic call processing through "VoIP" technology. Our operations were limited to capital formation, organization, and development of our business plan and target customer market. We generated no revenue.

On February 9, 2012, we completed a reverse-triangular merger with GrowOp Technology, whereby we acquired all of the issued and outstanding shares of GrowOp Technology and in exchange we issued: (i) 33,998,520 shares of our Common Stock, (ii) 100 shares of our Series A Preferred Stock, convertible into shares of Common Stock on a one-for-one basis, and (iii) 14,750,000 shares of our Series B Preferred Stock, with each share convertible into 5.384325537 shares of Common Stock. The issuance represented approximately 50.3% of our total shares of Common Stock outstanding, assuming the conversion of all the shares of Series A Preferred Stock and Series B Preferred Stock, immediately following the closing of the merger. As a result of the merger, GrowOp Technology became our wholly-owned subsidiary. Following the merger, we ceased our prior operations and are now solely a holding company. Through GrowOp Technology, we engage in the design, marketing, and sale of hydroponic equipment with propriety technology to create sustainable solutions for the cultivation of indoor agriculture.

We entered into a Share Exchange Agreement by and among the Company, Edible Garden, and the stockholders of Edible Garden. Pursuant to the Share Exchange Agreement, we offered and sold 1,250,000 shares of Common Stock in consideration for all the issued and outstanding shares in Edible Garden. Separately, Amy Almsteier, one of our stockholders and directors (and, then executive officer), offered and sold 7,650,000 shares of Series B Preferred Stock to the Former EG Principal Stockholders. The 7,650,000 shares of Series B Preferred Stock are convertible at any time into 36,344,198 shares of Common Stock and have voting power equal to 765,000,000 shares of Common Stock.

The effects of the issuance of the 1,250,000 shares of our Common Stock and the sale of the 7,650,000 shares of Series B Preferred Stock by Ms. Almsteier were that, as of the date of the issuance and sale, the Former EG Principal Stockholders held approximately 25.7% of the issued and outstanding shares of our Common Stock and approximately 43.3% of the voting power of the Company. Articles of Exchange, consummating the share exchange, were filed with the Secretary of the State of Nevada on April 24, 2013. Through Edible Garden, we are the retail seller of locally grown hydroponic produce.

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

On September 16, 2014, we formed IVXX for the purpose of producing a line of cannabis flowers and cigarettes, as well as a complete line of cannabis pure concentrates, including: oils, waxes, shatters, and clears. We currently offer these products to approximately 200 select dispensaries in California. IVXX also sells clothing, apparel, and other various branded products.

We formed MediFarm I RE on October 14, 2015. We own 50% of the membership interests in MediFarm I RE. The remaining membership interests are owned by Forever Young Investments, LLC (50%), an otherwise unaffiliated entity. MediFarm I RE is a real estate holding company that owns the real property and building at which a medical marijuana dispensary facility will be located. It is our intention that MediFarm I will operate the medical marijuana dispensary.

Our business segments consist of hydroponic produce and cannabis products. Our hydroponic produce is locally grown hydroponic produce that is started from seed and is grown in environmentally controlled greenhouses. When harvested, the products are sold through retailers targeted to customers seeking fresh produce locally grown using environmentally sustainable methods. This segment consists of Edible Garden's business and operations. Our cannabis products segment consists of IVXX's business, as well as the proposed business operations of MediFarm, MediFarm I, and MediFarm II. IVXX's cannabis products are currently produced in our supercritical Co2 lab in California and are sold in select dispensaries throughout California. We plan to operate medical marijuana cultivation, production, and dispensary facilities in Nevada through our subsidiaries, MediFarm, MediFarm I, and MediFarm II. We were granted eight provisional permits in Nevada and have received approval from the local authorities with respect to all of the permits. See Note 15, Segment Information, in the Notes to the Consolidated Financial Statements for information on our net sales, cost of goods sold, selling, general and administrative expenses, other income (expense), loss from operations, and identifiable assets by segment for the years ended December 31, 2015 and December 31, 2014.

RESULTS OF OPERATIONS

Results of Operations for the year ended December 31, 2015 compared to the year ended December 31, 2014:

Revenues. For the year ended December 31, 2015, we generated revenues of approximately $9.98 million, compared to approximately $7.10 million for the year ended December 31, 2014, an increase of approximately $2.88 million. The increase was primarily due to revenue generated by Edible Garden from the sales of its produce, herbs, and floral products and IVXX from the sale of its cannabis products. At this stage in our development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross Margin. Our gross profits for the year ended December 31, 2015 was approximately $1.02 million, compared to a gross profits of approximately $153,000 for the year ended December 31, 2014, an increase of approximately $864,000. Our gross margin percentage for the year ended December 31, 2015 was approximately 10%, compared to approximately 2% for the year ended December 31, 2014. The increase in gross margin was primarily due to better margins from Edible Garden as a result of the completed greenhouse facility with high-tech Dutch bucket hydroponic equipment and the sales generated from IVXX from the sale of its cannabis products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2015 were approximately $9.8 million, compared to approximately $18.3 million for the year ended December 31, 2014, a decrease of approximately $8.5 million. The decrease was primarily due to: (i) a decrease of approximately $3.9 million in warrant expense for the year ended December 31, 2015, compared to the prior year period, as a result of less warrants being issued during the year ended December 31, 2015; (ii) a decrease of approximately $3.1 million in legal and accounting expenses for the year ended December 31, 2015, compared to the prior year period, primarily related to the preparation and filing of registration statements and reviewing of contracts performed in the prior year; (iii) a decrease of approximately $1.5 million in compensation expense during the year ended December 31, 2015, compared to the prior year, due to a lower per-share valuation for an equivalent number of shares, compared to such prior year period; (iv) a decrease of approximately $302,500 in director fees during the year ended December 31, 2015 compared to the prior year; and (vi) a decrease of approximately $47,900 in travel costs related to the Nevada permit application fee process during the year ended December 31, 2015, compared to the prior year. These decreases were offset by: (i) an increase of approximately $276,200 compensation paid for consulting services in connection with MediFarm's, MediFarm I's, and MediFarm II's proposed cannabis business in Nevada; (ii) an increase of approximately $206,500 in depreciation for additional farm equipment used by Edible Garden; and (iii) an increase of approximately $135,500 in allowance for doubtful accounts.

Operating Income (Loss). We realized an operating loss of approximately $8.8 million for the year ended December 31, 2015, compared to approximately $18.2 million for the year ended December 31, 2014.

Other Income (Expense). Other expense for the year ended December 31, 2015 was approximately $546,100, compared to approximately $3.99 million for the year ended December 31, 2014. This decrease is primarily due to less debt outstanding during the year ended December 31, 2015 compared to the prior year. For the year ended December 31, 2015, we had an increase in amortization of debt discount in the amount of approximately $696,200 versus $0 in the prior year. We had a loss on the extinguishment of debt of approximately $619,400 versus $0 in the prior year. We had a loss on the issuance of derivatives in the amount of $561,000 for the year ended December 31, 2015, compared to approximately $4.81 million for the year ended December 31, 2014. We had a gain on the fair market valuation of the derivatives in the amount of $1.80 million for the year ended December 31, 2015, compared to a gain of approximately $1.91 million from the same period of the prior year. Interest expense totaled approximately $469,600 for the year ended December 31, 2015, compared to approximately $1.10 million for the year ended December 31, 2014.

Net Income (Loss). We incurred a net loss of approximately $9.23 million, or $0.04 per share, for the year ended December 31, 2015, compared to a net loss of approximately $21.89 million, or $0.13 per share, for the year ended December 31, 2014. The primary reasons for the improvement in net loss are an increase in revenue, a decrease in cost of goods sold (as a percentage of revenue), a significant decrease in sales, general and administrative expenses, and a reduction in the issuance of convertible debt and warrants during the year ended December 31, 2015 compared to the prior year.

Management will continue its efforts to lower operating expenses and increase revenue. We will continue to invest in further expanding our operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting our name and our products. Given that most of the operating expenses are fixed or have a quasi-fixed character, management expects that, as revenue increases, those expenses, as a percentage of revenue, will significantly decrease. Nevertheless, there can be no assurance that we will be able to increase our revenues in succeeding quarters.

LIQUIDITY AND CAPITAL RESOURCES

We have never reported net income. We incurred net losses for the year ended December 31, 2015 and have an accumulated deficit of approximately $46.0 million at December 31, 2015. As of December 31, 2015, we had a working capital deficit of approximately $523,600. At December 31, 2015, we had a cash balance of approximately $418,000, compared to a cash balance of approximately $846,700 at December 31, 2014. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through private sales of preferred stock, common stock, and debt securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations.

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

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the third quarter of 2016. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations, or if we are able to raise capital, that it will be available to us on acceptable terms, on an acceptable schedule, or at all.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent registered public accounting firms included a note to our consolidated financial statements for the year ended December 31, 2015 regarding concerns about our ability to continue as a going concern. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products, and achieving a profitable level of operations. The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should we be unable to continue as a going concern.

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

Aegis Capital Corp. ("Aegis") served as the placement agent for the offering. In consideration for services rendered, we: (i) paid cash commissions to the placement agent equal to $66,000, or 8.0% of the gross proceeds received in the offering; (ii) issued to the placement agent, or its designee, a warrant to purchase a number of shares of Common Stock up to 5% of the aggregate number of shares of Common Stock underlying the debentures sold in the offering, at an exercise price equal to the conversion price of the debentures; (iii) paid $5,250 for expenses of the placement agent; and (iv) paid $15,000 for the debenture holders' legal fees.

On April 19, 2013, we sold an additional 6% Senior Secured Convertible Debenture for aggregate proceeds of $250,000. In connection with this issuance, we: (i) paid cash commissions to Aegis, the placement agent, equal to $20,000, or 8.0% of the gross proceeds received in the offering; (ii) issued to the placement agent, or its designee, a warrant to purchase a number of shares of Common Stock up to 5% of the aggregate number of shares of Common Stock underlying the debentures sold in the offering, at an exercise price equal to the conversion price of the debentures; and (iii) paid $1,000 for the debenture holder's legal fees.

On May 3, 2013, we sold an additional 6% Senior Secured Convertible Debenture for aggregate proceeds of $200,000. In connection with this issuance, we: (i) paid cash commissions to Aegis, the placement agent, equal to $16,000, or 8.0% of the gross proceeds received in the offering; (ii) issued to the placement agent, or its designee, a warrant to purchase a number of shares of Common Stock up to 5% of the aggregate number of shares of Common Stock underlying the debentures sold in the offering, at an exercise price equal to the conversion price of the debentures; and (iii) paid $1,000 for the debenture holder's legal fees.

We used the aggregate net proceeds raised from this offering to advance our ability to execute our growth strategy, to aid in the commercial development of GrowOp Technology, and for working capital purposes.

Common Stock Purchase Agreement with Hanover Holdings I, LLC

On April 29, 2013, we entered in a common stock purchase agreement with Hanover Holdings I, LLC ("Hanover") for the sale of up to $5,000,000 of our Common Stock over a 36-month term. The purchase agreement provided that from time to time over the term of the purchase agreement, commencing on the trading day immediately following the date on which the initial registration statement was declared effective by the SEC, we had the discretion to provide Hanover with draw down notices to purchase a specified dollar amount of the shares of Common Stock over the course of a 10-day trading day period, subject to certain limitations as specified in the purchase agreement. We paid an initial commitment fee to Hanover equal to $125,000 (or 2.5% of the total commitment under the agreement) in the form of 595,239 restricted shares of Common Stock. We also paid $15,000 in reasonable attorneys' fees and expenses incurred by Hanover in connection with the preparation, negotiation, execution, and delivery of the purchase agreement and related transaction documents.

Pursuant to a registration rights agreement entered into with Hanover, we agreed to file an initial registration statement with the SEC to register an agreed upon number of shares. On September 30, 2013, the SEC declared effective our registration statement on Form S-1, as amended (File No. 333-188477), which registered 10,085,259 shares of our Common Stock pursuant to the terms of the common stock purchase agreement and 595,239 shares of our Common Stock we issued as the "initial commitment fee."

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

On June 24, 2015, we offered and sold 14,946,119 units to 3 accredited investors, at a purchase price of $0.1375 per unit, for aggregate proceeds of $2,055,000. Each unit consists of one share of Common Stock and one warrant to purchase one share of Common Stock at an exercise price of $0.20625 per share. The warrants may be exercised at any time, and have a term of three years.

Warrants

We received $293,420 and $0 from the exercise of warrants during the years ended December 31, 2014 and 2015, respectively.

Promissory Notes

Fiscal 2015

On February 27, 2015, we entered into a Securities and Purchase Agreement with certain purchasers relating to the issuance and sale of (i) 12% Convertible Promissory Notes in the aggregate principal amount of Three Million Dollars ($3,000,000) that are convertible into shares of our Common Stock, and (ii) warrants to acquire shares of our Common Stock. The purchase of the notes is expected to occur in six (6) tranches, with the first tranche of $750,000 closing simultaneously with the execution of the agreement. We agreed to reimburse the purchasers $15,000 for legal fees incurred in connection with the offering that was paid at the closing of the first tranche. Aegis, the placement agent, was paid approximately $31,000 at the closing of the first tranche and will be paid additional compensation at the closing of each subsequent closing.

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

On December 13, 2015, we entered into a Securities Purchase Agreement with certain purchasers relating to the issuance and sale of 12% Convertible Promissory Notes in the aggregate principal amount of Five Hundred Thousand Dollars ($500,000). We agreed to reimburse the purchasers $15,000 for legal fees incurred in connection with the offering that was paid at the closing. Aegis, the placement agent, was paid approximately $27,000 at the closing.

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

Fiscal 2014

During the year ended December 31, 2014, we obtained new debt from the issuance of secured promissory notes that supplied the funds that were needed to finance operations during the reporting period. Such new borrowings resulted in the receipt of $7,344,737. The proceeds received by us include the sale of an aggregate of $6,550,000, net of a five percent original issue discount ("OID"), of promissory notes to Dominion. The OID, aggregated, is approximately $344,737. All principal and interest due and owing under each such note is convertible into shares of Common Stock at a conversion price equal to approximately $0.30753 per share, subject to adjustment. Each such note accrues interest at a rate of 12% per annum and has a maturity date of 18 months after issuance. The notes were sold to Dominion at various times from February 2014 through July 2014. In connection with the issuance of the notes to Dominion, we also issued to Dominion warrants to purchase up to that number of shares of Common Stock equal to 50% of the principal amount of the notes issuable divided by the conversion price. As of February 5, 2014, the date we entered into the purchase agreement with Dominion, the warrants were exercisable for total of 11,491,228 shares of Common Stock.

In addition, related parties contributed $102,500 in fiscal year 2011 in exchange for unsecured non-convertible note payables. We repaid these notes in March of 2014, and therefore have no further obligations.

Equity Line

On December 22, 2014, we entered into a Common Stock Purchase Agreement with Magna Equities II, LLC, a New York limited liability company ("Magna"), providing for an equity financing facility. The agreement provides that, upon the terms and subject to the conditions in the agreement, Magna is committed to purchase up to 57,000,000 shares of our Common Stock over the 24-month term of the agreement. Magna is not obligated to purchase shares of Common Stock unless and until certain conditions are met, including, but not limited to a registration statement on Form S-1 becoming effective which registers Magna's resale of any shares purchased by it under the equity line.

We agreed to pay to Manga a commitment fee for entering into the agreement equal to $125,000 in the form of 416,667 shares of our Common Stock, calculated using the closing price of a share of Common Stock as reported on the OTC Market Group, Inc.'s OTCQB tier on the trading day immediately preceding the date of the agreement. We also agreed to pay $20,000 of reasonable attorneys' fees and expenses incurred by Magna's counsel in connection with the preparation of the purchase agreement and related transaction documents. We also agreed to pay 2% from each draw down under the equity line to the placement agent.

In connection with our obligation to register for resale all of the shares of Common Stock issuable under the equity line, we filed with the SEC a registration statement on Form S-1 on December 24, 2014.

Operating Activities

Cash used in operations for the year ended December 31, 2015 was approximately $5.13 million, compared to approximately $7.85 million for the year ended December 31, 2014.The decrease in the cash used in operations was primarily due to: (i) an improvement in net loss for the year ended December 31, 2015, compared to the year ended December 31, 2014; (ii) an approximately $1.80 million gain on the fair market value of derivatives for the year ended December 31, 2015, compared to an approximately $1.91 million gain on the fair market value of derivatives for the year ended December 31, 2014; (iii) the increase in the amortization of debt discount of approximately $696,200 for the year ended December 31, 2015 versus $0 for the year ended December 31, 2014; (iv) the reduction of warrant expense of approximately $1.15 million for the year ended December 31, 2015, compared to approximately $5.04 million for the year ended December 31, 2014; (v) a reduction in stock issued for compensation and services in the amount of approximately $1.69 million for the year ended December 31, 2015, compared to approximately $6.74 million for the year ended December 31, 2014; (vi) a reduction from the equity instruments issued with debt greater than debt carrying value in the amount of $561,000 for the year ended December 31, 2015, compared to approximately $4.81 million for the year ended December 31, 2014; and (vii) an approximately $1.16 million increase in accounts payable for the year ended December 31, 2015 as compared to the prior year period.

Investing Activities

Cash used in investing activities for the year ended December 31, 2015 was approximately $1.85 million, compared to cash used by investing activities of approximately $2.35 million for the year ended December 31, 2014. During fiscal 2015, cash used in investing activities was primarily comprised of expenditures related to the purchase of land and buildings in addition to the construction of MediFarm's dispensaries. During fiscal 2014, cash used in investing activities was primarily comprised of expenditures related to the construction of Edible Garden's greenhouse facility and related equipment.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2015 was approximately $6.55 million, compared to cash provided by financing activities of approximately $11.02 million for the year ended December 31, 2014. The cash provided by financing activities in fiscal 2015 was primarily due to: (i) $2.15 million proceeds from the issuance of notes; and (ii) $3.98 million from the sale of Common Stock and warrants.The cash provided by financing activities in fiscal 2014 was primarily due to: (i) approximately $7.34 million in proceeds from the issuance of notes payable; (ii) approximately $4.01 million in proceeds from the issuance of 6,600,000 shares of Common Stock to Hannover; and (iii) approximately $293,420 in proceeds from the exercise of warrants, offset by payments on notes payable equal to $303,474 and payments on notes payable to related parties equal to $130,000.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. We had cash and cash equivalents equal to $418,082 as of December 31, 2015.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. We review all outstanding accounts receivable for collectability on a quarterly basis. An allowance for doubtful accounts is recorded for any amounts deemed uncollectable. We do not accrue interest receivable on past due accounts receivable. There was an allowance of $168,619 at December 31, 2015 and $49,168 at December 31, 2014.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets: 3-8 years for machinery and equipment, leasehold improvements are amortized over the shorter of the estimated useful lives or the underlying lease term. Buildings are depreciated over 32 years. Repairs and maintenance expenditures which do not extend the useful lives of related assets are expensed as incurred.

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

Fair Value of Financial Instruments

We apply fair value accounting in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures ("ASC 820"), which provides the framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. ASC 820 defines fair value as the exchange price that would have been received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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

Income Taxes

We provide for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the year ended December 31, 2014 and the year ended December 31, 2015.

Loss Per Common Share

Net loss per share, in accordance with the provisions of ASC 260, "Earnings Per Share" is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted income (loss) per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the year ended December 31, 2015, and, therefore, the basic and diluted weighted average common shares outstanding were the same.

Recently Issued Accounting Standards

Leases – In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires entities to recognize right-of-use assets and lease liabilities on the balance sheet for the rights and obligations created by all leases, including operating leases, with terms of more than 12 months. The new standard also requires additional disclosures on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. The new standard will be effective for us on January 1, 2019. Early adoption is permitted. We are in the process of evaluating the impact the adoption of this standard will have on our consolidated financial statements and related disclosures.

Balance Sheet Classification of Deferred Taxes – In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The new standard is effective for public entities for annual periods beginning after December 15, 2016, with early adoption allowed on either a prospective or retrospective basis. We adopted ASU 2015-17, on a prospective basis, for our annual period ending December 31, 2015. Accordingly, the accompanying consolidated balance sheet at December 31, 2015 reflects the presentation of deferred tax assets and deferred tax liabilities in accordance with ASU 2015-17. As permitted under ASU 2015-17, the accompanying consolidated balance sheet for December 31, 2014 has not been retrospectively adjusted.

Inventory Measurement – In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory ("ASU 2015-11"), which requires entities to measure inventory at the lower of cost and net realizable value ("NRV"). ASU 2015-11 defines NRV as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The ASU will not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. The guidance in ASU 2015-11 is effective prospectively for fiscal years beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. Upon transition, entities must disclose the nature of and reason for the accounting change. We do not expect that the adoption of this standard will have a material effect on our consolidated financial statements.

Going Concern Disclosures – In August 2014, the FASB issued ASU No. 2014-15: Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity's ability to continue as a going concern. ASU 2014-15 is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. We do not expect that the adoption of this standard will have a material effect on our consolidated financial statements.

Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 8. Financial Statements and Supplementary Data.

See index at page F-1 for the Financial Statements for each of the years in the two-year period ended December 31, 2015.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended December 31, 2015, we carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Our CEO and our CFO have concluded, based on their evaluation, that as of December 31, 2015, our disclosure controls and procedures were not effective at the end of the fiscal year to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the 2013 version of the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015 based on such criteria. Deficiencies existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a majority of independent members and a lack of a majority of outside directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (ii) inadequate segregation of duties consistent with control objectives. Management believes that the lack of a majority of outside directors on our Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Auditor's Report on Internal Control over Financial Reporting

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this Annual Report.

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter and since the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

We filed an Amended and Restated Certificate of Designation of Series B Preferred Stock (the "Amended Series B Certificate") with the Secretary of State of the State of Nevada, effective March 29, 2016. The Amended Series B Certificate decreased the number of authorized shares of Series B Preferred Stock, specified a liquidation preference, clarified the provisions related to adjustments to the conversion rate upon certain events, and made such other amendments as our Board deemed necessary. Pursuant to the terms of the Amended Series B Certificate, the holders are granted the following rights and preferences:

•	No dividends will be paid on the Series B Preferred Stock;

•

The holders of the Series B Preferred Stock are entitled to a liquidation preference equal to $0.005384325537 per share (subject to appropriate adjustment in the event of any stock dividend, forward stock split, or other similar recapitalization). Such liquidation preference is in preference (but equal with the holders of our Series Z Preferred Stock) to the holders of the Common Stock, but subordinate in preference to any sum to which the holders of our Series A Preferred Stock are entitled;

•

The holders of the Series B Preferred Stock have the same voting rights as the holders of the Common Stock and each share of Series B Preferred Stock is entitled to the number of votes equal to one hundred (100) shares of Common Stock;

•	Each share of Series B Preferred Stock is convertible into 5.384325537 shares of Common Stock, and such conversion rate is subject to adjustment upon the occurrence of certain events;

•

The conversion rate is subject to the following adjustments: (i) if we effect a forward stock split, the conversion rate (expressed as a quotient) shall be proportionately decreased so that the number of shares of Common Stock issuable upon conversion of the Series B Preferred Stock increases in proportion to such increase in the aggregate number of shares of Common Stock outstanding; (ii) if we effect a reverse split or combination, no adjustments shall be made; (iii) if we set a record date for the holders of Common Stock entitled to receive a dividend or other distribution payable in shares of Common Stock, then the conversion rate (expressed as a quotient) shall be decreased; (iv) if we set a record date for the holders of Common Stock entitled to receive a dividend or other distribution payable in our securities, other than shares of Common Stock, then the conversation rate shall be adjusted to ensure that the holders of the Series B Preferred Stock receive, in addition to the shares of Common Stock issuable upon conversion of the Series B Preferred Stock, such number of securities that they would have received had their Series B Preferred Stock been converted into Common Stock on the record date; (v) if our Common Stock is changed to the same or different number of shares of any class or classes of stock, whether by reclassification, exchange, substitution, or otherwise, then, in each event, the conversion rate shall be adjusted so that each holder of Series B Preferred Stock has the right to convert such share of Series B Preferred Stock into the kind and amount of shares of stock and other securities receivable upon reclassification, exchange, substitution, or other change, by holders of the number of shares of Common Stock into which such shares of Series B Preferred Stock might have been converted immediately prior to such reclassification, exchange, substitution, or other change; and (vi) if there is a capital reorganization of the Company, or a merger or consolidation of the Company with or into another entity where the holders of the outstanding voting securities prior to such merger or consolidation do not own more than 50% of the outstanding voting securities of the merged or consolidated entity, immediately after such merger or consolidation, or the sale of all or substantially all of our properties or assets to any other person, then as part of such change a revision to the conversion rate shall be made if necessary to ensure that the holders of the Series B Preferred Stock have the right to convert such shares of Series B Preferred Stock into the kind and amount of shares of stock and other securities or property of ours or any successor corporation resulting from such change;

•

A holder of Series B Preferred Stock cannot convert less than fifty (50) shares of Series B Preferred Stock at any one time, unless the holder holds less than fifty (50) shares and converts all such shares held by it at that time; and

•	No fractional shares of Common Stock are to be issued upon conversion of the Series B Preferred Stock.

Effective March 29, 2016, we also designated two additional series of preferred stock: (i) Series Z Preferred Stock and (ii) Series Q Preferred Stock, by filing Certificates of Designation with the Secretary of State of the State of Nevada. The Certificate of Designation of Series Z Preferred Stock (the "Series Z Certificate") designates 8,300 shares as Series Z Preferred Stock and is intended to mirror the rights of the holders of the Series B Preferred Stock. Each share of Series Z Preferred Stock is convertible into 1,857 shares of Series B Preferred Stock immediately upon us filing with the Secretary of State of the State of Nevada an Amendment to our Articles of Incorporation to increase our authorized capital for, among other reasons, satisfaction of the terms of the potential acquisition of Black Oak. The holders of the Series Z Preferred Stock are entitled to a liquidation preference equal to $10 per share (subject to appropriate adjustment in the event of any stock dividend, forward stock split, or other similar recapitalization). Such liquidation preference is in preference (but equal with the holders of our Series B Preferred Stock) to the holders of the Common Stock, but subordinate in preference to any sum to which the holders of our Series A Preferred Stock are entitled.

The Certificate of Designation of Series Q Preferred Stock (the "Series Q Certificate") designates 21,600 shares as Series Q Preferred Stock. Each share of Series Q Preferred Stock is convertible into 5,000 shares of our Common Stock immediately upon us filing with the Secretary of State of the State of Nevada an Amendment to our Articles of Incorporation to increase our authorized capital for, among other reasons, satisfaction of the terms of the potential acquisition of Black Oak. Pursuant to the terms of the Series Q Certificate, the holders of the Series Q Preferred Stock are granted the following rights and preferences:

•	No dividends will be paid on the Series Q Preferred Stock;

•

The holders of the Series Q Preferred Stock are entitled to a liquidation preference equal to $0.001 per share (subject to appropriate adjustment in the event of any stock dividend, forward stock split, or other similar recapitalization). Such liquidation preference is in preference to the holders of the Common Stock, but subordinate in preference to any sum to which the holders of any shares of any other series of our preferred stock are entitled;

•

The holders of the Series Q Preferred Stock have the same voting rights as the holders of the Common Stock and each share of Series Q Preferred Stock is entitled to the number of votes equal to the number of shares of Common Stock into which such shares of Series Q Preferred Stock could then be converted; and

•	No fractional shares of Common Stock are to be issued upon conversion of the Series Q Preferred Stock.

Copies of the Series B Certificate, Series Z Certificate, and Series Q Certificate are attached as exhibits to this Annual Report on Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person, and the year such director or officer commenced serving in such capacity:

Name	Director or Officer Since	Age	Positions

Derek Peterson	2012	41	President and Chief Executive Officer, and Chairman of the Board

Amy Almsteier	2012	34	Director

Kenneth P. Krueger	2015	73	Director

Michael James	2011	57	Chief Financial Officer

Michael A. Nahass	2012	50	Secretary, Treasurer, and Director

Steven J. Ross	2012	57	Director

Kenneth Vande Vrede	2013	39	Chief Operating Officer and Director

Steven Vande Vrede	2013	30	Director

Michael Vande Vrede	2013	36	Director

Derek Peterson

President and Chief Executive Officer, Chairman of the Board

Mr. Peterson has served as our President and Chief Executive Officer, and Chairman of the Board, since February 9, 2012. Mr. Peterson began his career in finance with Crowell, Weedon & Co, the largest independent broker-dealer on the West Coast. In his 6 years there, Mr. Peterson became a partner and Branch supervisor where he was responsible for sales of over $10 million. Mr. Peterson was offered an opportunity to build a southern Orange County presence for Wachovia Securities, where he became the first Vice President and Branch Manager for their Mission Viejo location. He was instrumental in growing that office from the ground up, into the $15 million dollar office it is today. After his term at Wachovia Securities, Mr. Peterson accepted an opportunity for a Senior Vice President position with Morgan Stanley Smith Barney, where he and his team oversaw combined assets of close to $100 million. In addition, he has also been involved in several public and private equity financings, where he has personally funded several projects from angel to mezzanine levels. Mr. Peterson is a CFP® Professional and holds his Series 7, General Securities Sales Supervisor Series 9 and 10, National Commodity Futures Series 3, Series 65 and California Insurance License. Mr. Peterson holds a degree in Business Management from Pepperdine University. Mr. Peterson also owns a 12% interest in Black Oak, which operates a medical marijuana dispensary located in Oakland, California. As a co-owner of Black Oak, Mr. Peterson has worked with governmental agencies and tax authorities in Oakland, including working with the city to establish medical cannabis ordinances, competed for a permit to operate, and responded to a city request for proposal. Mr. Peterson's experiences gained through these matters will assist us in launching and operating the proposed medical marijuana cultivation, production and dispensary businesses of MediFarm, MediFarm I, and MediFarm II, as well as IVXX's launch of its line of cannabis flowers, cigarettes, and pure concentrates. Mr. Peterson's background in investment banking led to our conclusion that he should serve as a director in light of our business and structure.

Amy Almsteier

Secretary, Treasurer, and Director

Ms. Almsteier has served a Director since February 9, 2012. Ms. Almsteier was Secretary and Treasurer from February 9, 2012 until July 20, 2015. Ms. Almsteier began her career running a commercial and residential remodeling firm based in Orange County, California. She has spent the last decade working in the design industry where she morphed into a commercial "green" consultant focusing on space planning and commercial design using renewable and recycled materials and systems. She has become an expert in renewable energy solutions including solar, natural gas and reverse osmosis systems. She has worked with hundreds of clients in an effort to build and design award winning projects with the lowest possible carbon footprint. Ms. Almsteier graduated with a Bachelor's of Science in Design from the University of Nebraska Lincoln's College of Architecture and studied abroad at American Intercontinental University in London, England. Ms. Almsteier's background in design led to our conclusion that she should serve as a director in light of our business and structure.

Kenneth P. Krueger

Director

Mr. Kruger has served as a Director since November 2, 2015. Mr. Krueger has been an investment professional since 1967. He is the co-founder of Canterbury Consulting, an independent consulting firm established in 1988 to provide comprehensive investment advice to institutional clients and high net worth individuals. Mr. Krueger served as Canterbury Consulting's Chairman of the Board of Directors from 1996 to 1997, founding board member from 1988 to 2011, President from 1997 to 2000, Chief Financial Officer from 1988 to 1996, and Head of Compliance from 1997 to 1998. Mr. Krueger has gained significant experience in designing and implementing internal controls, policies, and procedures, as well as overseeing regulatory compliance and corporate responsibility as required by the rules and regulations of the SEC and The NASDAQ Stock Market, LLC. Prior to founding Canterbury Consulting, Mr. Krueger was with Kidder, Peabody & Co., and prior to that, was with Dean Witter & Company. Mr. Krueger earned a degree in Marketing from the University of Wisconsin, and completed graduate work at the University of Southern California. Mr. Krueger's expertise in marketing, human resources, budgeting, leadership, collaboration,and legalities, as well as his perspective on best practices and corporate governance matters and his approach to creating stockholder value, qualifies him for service as one of our directors.

Michael James

Chief Financial Officer

Mr. James has served as our Chief Financial Officer since April 17, 2011. In addition to this role, Mr. James has served as the Chief Executive Officer and Chief Financial Officer of Inergetics, Inc. since June 11, 2012. Previously, Mr. James served as Chief Executive Officer of Nestor, Inc. ("Nestor") where he successfully completed a financial restructuring of Nestor prior to its sale in September 2009 from the Receiver's Estate in Superior Court of the State of Rhode Island. He also served on Nestor's Board of Directors from 2006 to 2009. Mr. James has been the Managing Partner of Kuekenhof Capital Management, LLC, a private investment management company, for the past ten years where he continues to serve as Managing Director of Kuekenhof Equity Fund, L.P. and Kuekenhof Partners. Mr. James is also a Chairman of the Board of Guided Therapeutics, Inc. where he serves as Chairman of the Audit Committee and as a member of the Compensation Committee. During his career, Mr. James has served as: a Partner at Moore Capital Management, Inc., a premiere private investment management company; as Chief Financial and Administrative Officer at Buffalo Partners, L.P., a private investment management company; and as Treasurer and Chief Financial Officer of National Discount Brokers. Mr. James began his career in 1980 as a staff accountant with Eisner, LLP.

Michael Nahass

Secretary, Treasurer, and Director

Mr. Nahass has served as a Director since January 26, 2012, and as our Secretary and Treasurer since July 20, 2015. Previously, Mr. Nahass served as our President, Secretary and Treasurer from January 26, 2012 until February 9, 2012. Since August 2011, Mr. Nahass has served as Managing Director of Arque Capital, Ltd., of Irvine, California. From September 2009 until August 2011, Mr. Nahass was a Partner, and served as Managing Director/Chief Operating Office of, NMS Capital Asset Management, Inc. ("NMS Capital"). Additionally, while at NMS Capital, Mr. Nahass served as Chief Portfolio Manager of the NMS Platinum Funds, LLC. From February 1995 until April 2007, Mr. Nahass was employed in various positions at Morgan Stanley, where his last position was Senior Vice President and Complex Manager, where he directly managed over 200 financial advisors with approximately $20 billion in assets under management. With over 20 years of financial services experience, Mr. Nahass has been and is responsible for private client services, business development, regulatory compliance and strategic development. Mr. Nahass holds a B.S. in Business Administration (1988) from Fairleigh Dickenson University. In addition he also holds NASD Series 3 (National Commodity Futures), Series 7 (General Securities Representative), Series 8 (Supervisory), Series 31 (Managed Futures) and Series 65 (Investment Advisor Representative) licenses. Mr. Nahass's background in investment banking led to our conclusion that he should serve as director in light of our business and structure.

Steven J. Ross

Director

Mr. Ross has served as a Director since July 23, 2012. Mr. Ross has over 30 years of senior management experience, ranging from high growth private companies to multi-billion dollar divisions of public enterprises. Mr. Ross joined Ecolane as its worldwide Chief Executive Officer in August, 2013, following a consulting engagement as Interim Chief Executive Officer. Ecolane is a private Helsinki, Finland-based software company providing disruptive, specialized software and support services for transportation scheduling, dispatching and tracking. U.S. operations are headquartered in King of Prussia, Pennsylvania, where Ecolane supports statewide contracts in Pennsylvania, Nebraska, Florida, and numerous state and local transportation agencies throughout the United States. Mr. Ross is also a Senior Advisor to MTN Capital Partners ("MTN"), a New York-based private equity firm focused on lower middle market transactions. Mr. Ross joined MTN in 2011 as a Managing Director after completing the sale of his previous business. Mr. Ross is also the Lead Director for the Longhai Steel Company, a major steel wire producer based in Xingtai, China. Previously, Mr. Ross was Chief Executive Officer of National Investment Managers from 2006 until its sale to a private equity firm in 2011. Under Mr. Ross' leadership, the company became the largest independent retirement services company in the country with over $11 billion in assets under administration and operations in 17 cities in the United States.

Between 2001 and 2006, Mr. Ross served as Chairman and Chief Executive Officer of DynTek. During his tenure, he successfully transitioned the company from a $5 million software development company to a leading provider of information technology services with annual revenues of over $100 million. From 1998 to 2001, Mr. Ross was Vice President and General Manager of the Computer Systems Division of Toshiba America ("Toshiba") with overall responsibility for Toshiba's $3 billion computer business in the United States and South America. Prior to joining Toshiba, from 1996 to 1998, Mr. Ross served as President & General Manager – Computer Reseller Division and President of Corporate Marketing at Inacom, a $7 billion Fortune 500 provider of computer products and services. He directed Inacom's largest operating division, at $2.5 billion, as well as overall corporate and strategic marketing. Prior to his employment at Inacom, Mr. Ross served as Senior Vice President, Sales & Business Development, for Intelligent Electronics, a $3.5 billion Fortune 500 computer reseller, at the time the largest independent supplier of information technology in the United States. Mr. Ross has also held senior management positions at Dell Computer Corporation and PTXI/Bull HN Information Systems.

Mr. Ross has served as Vice-Chairman of the board of the Computing Technology Industry Association (COMPTIA) and as a board member of the US Internet Industry Association (USIIA). Mr. Ross is an alumnus of Harvard University and a graduate of the Advanced Management Program at Harvard Business School. Mr. Ross's business experience led to our conclusion that he should serve as director in light of our business and structure.

Kenneth Vande Vrede

Chief Operating Officer and Director

Mr. Vande Vrede has served as Chief Operating Officer and a Director since February 25, 2013. Mr. Vande Vrede has also served as President of Gro-Rite since January 2012. Gro-Rite is a New Jersey-based retail business that sells products and services related to greenhouse technology, and innovative and sustainable growing techniques. From January 2006 until December 2011, Mr. Vande Vrede served as Vice President of Gro-Rite. From March 1996 until December 2005, he served as Manager of Gro-Rite. Since September 2010, Mr. Vande Vrede has served as Director of New Business and Marketing at Edible Garden. Since January 2007, Mr. Vande Vrede has served as Managing Partner at Naturally Beautiful Plant Products LLC. Mr. Vande Vrede is also currently an owner of Gro-rite Landscape Services LLC. Mr. Vande Vrede attended Montclair State University from 1996 until 1999, where he majored in Business. Mr. Vande Vrede's entrepreneurial experience and success in gardening retail and specialty farming, evidenced by his ideas that led to the establishment of the businesses in which he works, and his management experience, led to our conclusion that Mr. Vande Vrede should serve as a member of our Board in light of our business and structure.

Steven Vande Vrede

Director

Mr. Vande Vrede has served as a Director since April 24, 2013. Since September 2010, Mr. Vande Vrede has served as Director of New Business and Marketing at Edible Garden. Mr. Vande Vrede has also served as Vice-President of Naturally Beautiful Plant Products LLC, since January 2007. Mr. Vande Vrede is currently an owner of Gro-rite Landscape Services LLC.  From 2003 to 2005, Mr. Vande Vrede attended Quinnipiac University, and from 2005 to 2007, he attended William Patterson University, where he obtained a degree in Business Finance Management. Mr. Vande Vrede's experience in finance, gardening retail and specialty farming led to our conclusion that Mr. Vande Vrede should serve as a member of our Board in light of our business and structure.

Michael Vande Vrede

Director

Mr. Vande Vrede has served as a Director since April 24, 2013. Since September 2010, Mr. Vande Vrede has also served as a director of Edible Garden. He has also served as President of Naturally Beautiful Plant Products LLC since January 2007, and is also currently an owner of Gro-rite Landscape Services LLC. Mr. Vande Vrede's experience as President of Naturally Beautiful Plant Products LLC led to our conclusion that Mr. Vande Vrede should serve as a member of our Board in light of our business and structure.

Director Qualifications

We believe that our directors should have the highest professional and personal ethics and values, consistent with our values and standards. They should have broad experience at the policy-making level in business or banking. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties for us. Each director must represent the interests of all stockholders. When considering potential director candidates, the Board also considers the candidate's character, judgment, diversity, age and skills, including financial literacy and experience in the context of our needs and the needs of the Board.

Employment Agreements

We currently do not have any employment agreements with any of our directors or executive officers.

Pursuant to an Independent Director Agreement dated July 23, 2012 by and between us and Steven J. Ross (the "Initial Ross Independent Director Agreement"), we agreed to pay Mr. Ross $2,000 per month, commencing immediately following any financing, either debt or equity, in excess of $1,000,000 that we receive during his term as a director. We also issued to Mr. Ross, an aggregate of 300,000 restricted shares of Common Stock (such cash payment and the issuance of restricted shares, the "Compensation"), of which one-half of the shares vested on the date of appointment, and the remaining one-half of the shares vested on May 31, 2013. The Board reserved the right to change the cash portion of the Compensation from time to time, to take into consideration the responsibilities associated with serving on the various committees and to grant additional restricted shares periodically, which may vary from the terms described above. We entered into a new Independent Director Agreement (the "Ross Independent Director Agreement") with Mr. Ross, effective July 1, 2014. Under the Ross Independent Director Agreement, Mr. Ross was entitled to 200,000 shares of Common Stock. Mr. Ross received these shares on July 9, 2014.

We and Mr. Ross also entered into an Indemnification Agreement dated July 23, 2012 (the "Ross Indemnification Agreement"), whereby we agreed to indemnify Mr. Ross, subject to certain exceptions, for claims against him that may arise in connection with the performance of his duties as one of our directors.

In connection with Kenneth P. Krueger's appointment to the Board, we and Mr. Krueger entered into an Independent Director Agreement, dated as of November 2, 2015 (the "Krueger Independent Director Agreement"), and an Indemnification Agreement, dated as of November 2, 2015 (the "Krueger Indemnification Agreement"). Pursuant to the Krueger Independent Director Agreement, we agreed to issue to Mr. Krueger an aggregate of 350,000 restricted shares of our Common Stock, to be fully vested on the date of appointment. The Board reserves the right to compensate Mr. Krueger further from time to time to take into consideration the responsibilities associated with his continued service on the Board and, if any, different committees thereof, the form and amount of which compensation to be within the Board's sole and absolute discretion. Pursuant to the Krueger Indemnification Agreement, we agreed to indemnify Mr. Krueger, subject to certain exceptions, for claims against him that may arise in connection with the performance of his duties as one of our directors.

Family Relationships

Derek Peterson, our President, Chief Executive Officer, and Chairman of the Board, is the spouse of Amy Almsteier, a director and a greater than 5% stockholder.

Kenneth Vande Vrede, Michael Vande Vrede, and Steven Vande Vrede are brothers as well as Dan Vande Vrede. Dan Vande Vrede owns 1,609,500 shares of Series B Preferred Stock, convertible into 8,666,072 shares of Common Stock. Dave Vande Vrede is the father of Kenneth Vande Vrede, Michael Vande Vrede, Steven Vande Vrede, and Dan Vande Vrede. Dave Vande Vrede owns 306,000 shares of Series B Preferred Stock, convertible into 1,647,604 shares of Common Stock.

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

Code of Ethics

On November 4, 2015, our Board approved and adopted a Code of Ethics (the "Code of Ethics") that applies to all of our directors, officers, and employees, including our principal executive officer and principal financial officer. The Code of Ethics addresses such individuals' conduct with respect to, among other things, conflicts of interests; compliance with applicable laws, rules, and regulations; full, fair, accurate, timely, and understandable disclosure by us; competition and fair dealing; corporate opportunities; confidentiality; insider trading; protection and proper use of our assets; fair treatment; and reporting suspected illegal or unethical behavior. The Code of Ethics is available on our website at http://ir.terratechcorp.com/governance-docs.

Term of Office

Our directors are appointed to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our Bylaws. Our officers are appointed by our Board and hold office until removed by the Board, absent an employment agreement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires that our directors and executive officers and persons who beneficially own more than 10% of our Common Stock (referred to herein as the "Reporting Persons") file with the SEC various reports as to their ownership of and activities relating to our Common Stock. To the best of our knowledge, all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during the period covered by this report. In making these statements, we have relied solely on our review of copies of the reports furnished to us, representations that no other reports were required and other knowledge relating to transactions involving Reporting Persons.

Conflicts of Interest

As discussed in more detail below, we did not have an audit, compensation, or nominating committee comprised of independent directors until November 2015. Therefore, the functions that would have been performed by such committees were performed by our directors. Prior to November 4, 2015, our Board was comprised of seven directors, with only one such director qualifying as "independent" pursuant to the rules of The NASDAQ Stock Market, LLC and the SEC, and all such directors performed the functions of the audit, compensation, and nominating committees. Thus, prior to November 4, 2015, there was a potential conflict of interest in that our directors and officers had the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. Effective November 4, 2015, the Board established an audit committee (the "Audit Committee"), a compensation committee (the "Compensation Committee"), and a governance and nominating committee (the "Nominating Committee").

Audit Committee and Audit Committee Financial Expert

On November 4, 2015, the Board established the Audit Committee and approved and adopted a charter (the "Audit Committee Charter") to govern the Audit Committee. Messrs. Ross and Krueger were appointed to serve on the Audit Committee, with Mr. Ross designated as chairman. Each member of the Audit Committee meets the independence requirements of The NASDAQ Stock Market, LLC and the SEC. The Audit Committee met one time during 2015. In addition to the enumerated responsibilities of the Audit Committee in the Audit Committee Charter, the primary function of the Audit Committee is to assist the Board in its general oversight of our accounting and financial reporting processes, audits of our financial statements, and internal control and audit functions. The Audit Committee Charter can be found online at http://ir.terratechcorp.com/goverance-docs.

Compensation Committee

On November 4, 2015, the Board established the Compensation Committee and approved and adopted a charter (the "Compensation Committee Charter"). Messrs. Ross and Krueger were appointed to serve on the Compensation Committee during 2015, with Mr. Krueger designated as chairman. Each member of the Compensation Committee meets the independence requirements of The NASDAQ Stock Market, LLC and the SEC, is a "non-employee director" within the meaning of Rule 16b-3 under the Exchange Act, and is an outside director within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee held one meeting during 2015. In addition to the enumerated responsibilities of the Compensation Committee in the Compensation Committee Charter, the primary function of the Compensation Committee is to oversee the compensation of our executives, produce an annual report on executive compensation for inclusion in our proxy statement, if and when required by applicable laws or regulations, and advise the Board on the adoption of policies that govern our compensation programs. The Compensation Committee Charter may be found online at http://ir.terratechcorp.com/governance-docs.

Governance and Nominating Committee

On November 4, 2015, the Board established the Nominating Committee and approved and adopted a charter (the "Nominating Committee Charter"). Messrs. Ross and Krueger were appointed to serve on the Nominating Committee during 2015, with Mr. Ross designated as chairman. Each member of the Nominating Committee meets the independence requirements of The NASDAQ Stock Market, LLC and the SEC. The Nominating Committee held one meeting during 2015. In addition to the enumerated responsibilities of the Nominating Committee in the Nominating Committee Charter, the primary function of the Nominating Committee is to determine the slate of director nominees for election to the Board, to identify and recommend candidates to fill vacancies occurring between annual stockholder meetings, to review our policies and programs that relate to matters of corporate responsibility, including public issues of significance to us and our stockholders, and any other related matters required by federal securities laws. The charter of the Nominating and Corporate Governance Committee may be found may be found online at http://ir.terratechcorp.com/governance-docs.

Item 11. Executive Compensation.

Summary Compensation Table

As a smaller reporting company, we are required to disclose for fiscal 2014 and 2015 the executive compensation of our "Named Executive Officers," which consist of the following individuals: (i) any individual serving as our principal executive officer or acting in a similar capacity; (ii) the two other most highly compensated executive officers serving as executive officers at the most recently completed fiscal year; and (iii) any additional individuals for whom disclosure would have been provided but for the fact the individual was not serving as an executive officer at the end of the most recently completed fiscal year.

The following Summary Compensation Table sets forth for fiscal 2014 and 2015, the compensation, awarded to, paid to, or earned by our Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(5)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)(6)	Total ($)

Derek Peterson (1)	2015	78,000	0	46,750	0	0	0	6,000	130,750
	2014	201,000	0	311,765	0	0	0	6,000	518,765

Michael Nahass (2)	2015	126,250	0	38,250	0	0	0	6,000	170,500
	2014	210,000	0	1,056,415	0	0	0	6,000	1,272,415

Kenneth Vande Vrede (3)	2015	124,167	0	36,125	0	0	0	6,000	166,292
	2014	110,000	100,000	235,555	0	0	0	2,500	448,055

Michael James (4)	2015	126,250	0	404,380	0	0	0	6,000	536,630
	2014	132,500	0	549,481	0	0	0	6,000	687,981

_______________________

(1)	Appointed President, Chief Executive Officer, and Chairman of the Board, on February 9, 2012.

(2)	Appointed director on January 26, 2012. Appointed Secretary and Treasurer on July 20, 2015. Served as President, Secretary, and Treasurer from January 26, 2012 until February 9, 2012.

(3)	Appointed Chief Operating Officer and director on February 25, 2013.

(4)	Appointed Chief Financial Officer on February 9, 2012.

(5)

For valuation purposes, the dollar amount shown represents the aggregate award date fair value of awards made in fiscal 2015 and 2014 computed in accordance with FASB ASC Topic 718, Stock Compensation. The fair value is calculated based on the closing price of the Common Stock on the grant dates. The number of shares granted, the grant date, and the market price of such shares for each Named Executive Officer is set forth below.

(6)	The amounts disclosed represent a car allowance of $500 per month.

Narrative Disclosure to Summary Compensation Table

The following is a narrative discussion of the information that we believe is necessary to understand the information disclosed in the foregoing Summary Compensation Table with respect to fiscal 2015 and 2014.

We did not have a stock option plan or an incentive plan that provides compensation intending to serve as an incentive for performance during 2015. In January 2016, we adopted the Plan.

Derek Peterson

Mr. Peterson earned total cash compensation for his services to us in fiscal 2015 and 2014 in the amount of $78,000 and $201,000, respectively, which represents his annual base salary for fiscal 2015 and 2014. The base salary paid to Mr. Peterson for fiscal 2015 and 2014 constituted approximately 59.66% and 38.75%, respectively, of the total compensation paid to Mr. Peterson as set forth in the "Total" column in the Summary Compensation Table.

On July 21, 2015, we issued to Mr. Peterson 550,000 shares of Common Stock. The price per share was $0.085, as reported on the OTC Market Group, Inc.'s OTCQB tier on July 21, 2015. On July 9, 2014, we issued to Mr. Peterson 588,235 shares of Common Stock. The price per share was $0.53, as reported on the OTC Market Group, Inc.'s OTCQB tier on July 9, 2014.

Mr. Peterson also received $6,000, as set forth in the "All Other Compensation" column, which represents a car allowance of $500 per month, during fiscal 2015 and 2014.

Michael Nahass

Mr. Nahass earned total cash compensation for his services to us in fiscal 2015 and 2014 in the amount of $126,250 and $210,000, respectively, which represents his annual base salary for fiscal 2015 and 2014. The salary paid to Mr. Nahass for fiscal 2015 and 2014 constituted approximately 74.04% and 16.50%, respectively, of the total compensation paid to Mr. Nahass as set forth in the "Total" column in the Summary Compensation Table.

On July 21, 2015, we issued to Mr. Nahass 450,000 shares of Common Stock. The price per share was $0.085, as reported on the OTC Market Group, Inc.'s OTCQB tier on July 21, 2015. On July 9, 2014, we issued to Mr. Nahass 490,196 shares of Common Stock. The price per share was $0.53, as reported on the OTC Market Group, Inc.'s OTCQB tier on July 9, 2014. On December 23, 2014, we issued to Mr. Nahass 550,000 shares of Series B Preferred Stock, which is convertible into 2,961,379 shares of Common Stock. We valued the grant of Series B Preferred Stock using the market price of our Common Stock as reported on the OTC Market Group, Inc.'s OTCQB tier on December 23, 2014, which was $0.269 per share of Common Stock.

Mr. Nahass also received $6,000, as set forth in the "All Other Compensation" column, which represents a car allowance of $500 per month, during fiscal 2015 and 2014.

Kenneth Vande Vrede

Mr. Vande Vrede earned total cash compensation for his services to us in fiscal 2015 and 2014 in the amount of $124,167 and $210,000, respectively, which represents his annual base salary for fiscal 2015 and 2014, and a bonus in the amount of $0 and $100,000 for fiscal 2015 and 2014, respectively. The base salary paid to Mr. Vande Vrede for fiscal 2015 and 2014 constituted approximately 74.66% and 24.56%, respectively, of the total compensation paid to Mr. Vande Vrede as set forth in the "Total" column in the Summary Compensation Table. Mr. Vande Vrede also earned a bonus in fiscal 2014 in the amount of $100,000 for his assistance in completing and implementing the greenhouse facility used by Edible Garden and his contributions in raising capital for us.

On July 21, 2015, we issued to Mr. Vande Vrede 425,000 shares of Common Stock. The price per share was $0.085, as reported on the OTC Market Group, Inc.'s OTCQB tier on July 21, 2015. On July 9, 2014, we issued to Mr. Vande Vrede 444,444 shares of Common Stock. The price per share was $0.53, as reported on the OTC Market Group, Inc.'s OTCQB tier on July 9, 2014.

Mr. Vande Vrede also received $6,000 in fiscal 2015 and $2,500 in fiscal 2014, as set forth in the "All Other Compensation" column, which represents a car allowance of $500 per month for the twelve months in fiscal 2015 and five months in fiscal 2014.

Michael James

Mr. James earned total cash compensation for his services to us in fiscal 2015 and 2014 in the amount of $126,250 and $132,500, respectively, which represents his annual base salary for fiscal 2015 and 2014. The base salary paid to Mr. James for fiscal 2015 and 2014 constituted approximately 23.52% and 19.26%, respectively, of the total compensation paid to Mr. James as set forth in the "Total" column in the Summary Compensation Table.

On July 21, 2015, we issued to Mr. James 450,000 shares of Common Stock. The price per share was $0.085, as reported on the OTC Market Group, Inc.'s OTCQB tier on July 21, 2015. On July 21, 2015, we also issued to Mr. James 800,000 shares of Series B Preferred Stock, which is convertible into 4,307,460 shares of Common Stock. We valued the grant of Series B Preferred Stock using the market price of our Common Stock as reported on the OTC Market Group, Inc.'s OTCQB tier on July 21, 2015, which was $0.085 per share of Common Stock. On July 9, 2014, we issued to Mr. James 490,196 shares of Common Stock. The price per share was $0.53, as reported on the OTC Market Group, Inc.'s OTCQB tier on July 9, 2014. On December 23, 2014, we issued to Mr. James 200,000 shares of Series B Preferred Stock, which is convertible into 1,076,865 shares of Common Stock. We valued the grant of Series B Preferred Stock using the market price of our Common Stock as reported on the OTC Market Group, Inc.'s OTCQB tier on December 23, 2014, which was $0.269 per share of Common Stock.

Mr. James also received $6,000, as set forth in the "All Other Compensation" column, which represents a car allowance of $500 per month, during fiscal 2015 and 2014.

Outstanding Equity Awards

We had no outstanding equity awards as of the fiscal years ended December 31, 2015 or 2014.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

As of the date hereof, we have not entered into any employment agreements with any of our Named Executive Officers.

Director Compensation

The following table sets forth director compensation as of December 31, 2015:

Name (1)	Fees Earned Paid in Cash ($)	Stock Awards ($)(7)	Option Awards ($)	Non-Equity Incentive Plan Compensatio ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensatio ($)	Total ($)

Amy Almsteier (2)	81,958	23,375	0	0	0	0	105,333

Kenneth P. Kruger (3)	0	0	0	0	0	0	0

Steven Ross (4)	0	127,500	0	0	0	0	127,500

Steven Vande Vrede (5)	145,000	36,125	0	0	0	0	181,125

Michael Vande Verde (6)	72,307	36,125	0	0	0	0	108,432

_____________

(1)

Derek Peterson, Michael Nahass, and Kenneth Vande Vrede are not included in this table as they were executive officers during fiscal 2015, and thus received no compensation for their service as directors. The compensation of Mr. Peterson, Mr. Nahass, and Mr. Vande Vrede as our employees is shown in the Executive Compensation Section, Summary Compensation Table.

(2)	Appointed Secretary, Treasurer, and a director on February 9, 2012. Served as Secretary and Treasurer until July 20, 2015.

(3)	Appointed as a director on November 2, 2015.

(4)	Appointed as a director on July 23, 2012.

(5)	Appointed as a director on April 24, 2013.

(6)	Appointed as a director on April 24, 2013.

(7)

For valuation purposes, the dollar amount shown represents the aggregate award date fair value of awards made in fiscal 2015 computed in accordance with FASB ASC Topic 718, Stock Compensation. The fair value is calculated based on the closing price of the Common Stock on the grant dates. The number of shares granted, the grant date, and the market price of such shares for each director is set forth below.

Narrative to Director Compensation Table

The following is a narrative discussion of the material information that we believe is necessary to understand the information disclosed in the previous table. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Amy Almsteier

Ms. Almsteier earned total cash compensation for her services to us in fiscal 2015 in the amount of $81,958, which represents her annual base salary for fiscal 2015 in connection with her services as Secretary and Treasurer until July 2015, and base fees in connection with her service as a director. This base amount paid to Ms. Almsteier for fiscal 2015 constituted approximately 77.80% of the total amounts paid to Mrs. Almsteier as set forth in the "Total" column in the Summary Compensation Table.

On July 21, 2015, we issued to Ms. Almsteier 275,000 shares of Common Stock. The price per share was $0.085, as reported on the OTC Market Group, Inc.'s OTCQB tier on July 21, 2015.

Steven J. Ross

Mr. Ross did not earn any cash fees for his services as a director during fiscal 2015. On July 21, 2015, we issued to Mr. Ross 1,500,000 shares of Common Stock. The price per share was $0.085, as reported on the OTC Market Group, Inc.'s OTCQB tier on July 21, 2015.

Steven Vande Vrede

Mr. Vande Vrede earned total cash fees for his services to us in fiscal 2015 in the amount of $145,000, which represents his annual base fees for fiscal 2015. The base fees paid to Mr. Vande Vrede for fiscal 2015 constituted approximately 80.05% of the total compensation paid to Mr. Vande Vrede as set forth in the "Total" column in the Summary Compensation Table.

On July 21, 2015, we issued to Mr. Vande Vrede 425,000 shares of Common Stock. The price per share was $0.085, as reported on the OTC Market Group, Inc.'s OTCQB tier on July 21, 2015.

Michael Vande Vrede

Mr. Vande Vrede earned total cash fees for his services to us in fiscal 2015 in the amount of $72,307, which represents his annual base fees for fiscal 2015. The base fees paid to Mr. Vande Vrede for fiscal 2015 constituted approximately 66.68% of the total compensation paid to Mr. Vande Vrede as set forth in the "Total" column in the Summary Compensation Table.

On July 21, 2015, we issued to Mr. Vande Vrede 425,000 shares of Common Stock. The price per share was $0.085, as reported on the OTC Market Group, Inc.'s OTCQB tier on July 21, 2015.

Risk Assessment in Compensation Programs

During fiscal 2014 and 2015, we paid compensation to our employees, including executive and non-executive officers. Due to the size and scope of our business, and the amount of compensation, we did not have any employee compensation policies and programs to review to determine whether our policies and programs create risks that are reasonably likely to have a material adverse effect on us.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Equity Compensation Plan Information

We did not have in effect any compensation plans under which our equity securities are authorized for issuance in fiscal 2015.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 24, 2016 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors, nominees for director and executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: 4700 Von Karman, Suite 110, Newport Beach, California 92660.

In computing the number and percentage of shares beneficially owned by each person, we include any shares of Common Stock that could be acquired within 60 days of March 24, 2016 by the conversion or exercise of shares of Series A Preferred Stock, Series B Preferred Stock, or option awards. These shares, however, are not counted in computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Common Stock(1)

Derek Peterson	Common Stock	3,476,033	(2)	1.01%

Amy Almsteier	Common Stock	20,823,269	(3)	5.74%

Michael A. Nahass	Common Stock	24,870,841	(4)	6.82%

Kenneth Vande Vrede	Common Stock	10,241,675	(5)	2.90%

Michael James	Common Stock	5,909,326	(7)	1.69%

Michael Vande Vrede	Common Stock	10,701,498	(6)	3.03%

Steven Vande Vrede	Common Stock	10,456,498	(6)	2.96%

Steven Ross	Common Stock	1,766,667	(8)	* %

Kenneth P. Krueger	Common Stock	350,000		* %

All directors and executive officers as a group (9 persons)		88,245,807		21.13%

____________

*	Represents beneficial ownership of less than one percent of the outstanding shares of our Common Stock.

(1)	As of March 24, 2016, we had a total of 343,803,216 shares of Common Stock issued and outstanding.

53

(2)

Includes 1,437,798 shares of Common Stock with respect to which Mr. Peterson has the right to acquire. Mr. Peterson owns Series A Preferred Stock, which is currently convertible into 50 shares of Common Stock, and Series B Preferred Stock which is currently convertible into 1,346,081 shares of Common Stock and 91,667 vested options to acquire Common Stock. Mr. Peterson disclaims any beneficial ownership interest in the shares of Common Stock and Series B Preferred Stock held by his spouse, Amy Almsteier.

(3)

Includes 19,248,964 shares of Common Stock with respect to which Ms. Almsteier has the right to acquire. Ms. Almsteier owns Series B Preferred Stock, which is currently convertible into 19,248,964 shares of Common Stock. Ms. Almsteier disclaims any beneficial ownership interest in the shares of Common Stock, Series A Preferred Stock, Series B Preferred Stock and Options to acquire Common Stock held by her spouse, Derek Peterson.

(4)	Includes 20,595,045 shares of Common Stock, which are issuable upon conversion of Series B Preferred Stock and 75,000 shares of Common Stock underlying vested options.

(5)

Includes 9,544,604 shares of Common Stock with respect to which Mr. Vande Vrede has the right to acquire. Mr. Vande Vrede owns Series A Preferred Stock, which is currently convertible into 50 shares of Common Stock and Series B Preferred Stock which is currently convertible into 9,473,721 shares of Common Stock and 70,833 shares of Common Stock underlying vested options.

(6)	Includes 9,473,721 shares of Common Stock, which are issuable upon conversion of Series B Preferred Stock and 70,833 shares of Common Stock underlying vested options.

(7)	Includes 5,384,326 shares of Common Stock, which are issuable upon conversion of Series B Preferred Stock and 75,000 shares of Common Stock underlying vested options.

(8)	Includes 66,667 shares of Common Stock underlying vested options.

The following table sets forth certain information as of March 24, 2016 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Series A Preferred Stock; (2) each of our directors, nominees for director and executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: 4700 Von Karman, Suite 110, Newport Beach, California 92660.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Common Stock(1)

Derek Peterson	Series A Preferred Stock	50	50%

Amy Almsteier	Series A Preferred Stock	0	0%

Michael A. Nahass	Series A Preferred Stock	0	0%

Kenneth Vande Vrede	Series A Preferred Stock	50	50%

Michael James	Series A Preferred Stock	0	0%

Michael Vande Vrede	Series A Preferred Stock	0	0%

Steven Vande Vrede	Series A Preferred Stock	0	0%

Steven Ross	Series A Preferred Stock	0	0%

Kenneth P. Krueger	Series A Preferred Stock	0	0%

All directors and executive officers as a group (9 persons)		100	100%

(1) As of March 24, 2016, we had a total of 100 shares of Series A Preferred Stock issued and outstanding.

The following table sets forth certain information as of March 24, 2016 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Series B Preferred Stock; (2) each of our directors, nominees for director and executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: 4700 Von Karman, Suite 110, Newport Beach, California 92660.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Common Stock(1)

Derek Peterson	Series B Preferred Stock	250,000	* %

Amy Almsteier	Series B Preferred Stock	3,575,000	22.14%

Michael A. Nahass	Series B Preferred Stock	3,825,000	23.68%

Kenneth Vande Vrede	Series B Preferred Stock	1,759,500	10.89%

Michael James	Series B Preferred Stock	1,000,000	6.19%

Michael Vande Vrede	Series B Preferred Stock	1,759,500	10.89%

Steven Vande Vrede	Series B Preferred Stock	1,759,500	10.89%

Steven Ross	Series B Preferred Stock	0	0%

Kenneth P. Krueger	Series B Preferred Stock	0	0%

All directors and executive officers as a group (9 persons)		13,928,500	86.24%

(1) As of March 24, 2016, we had a total of 16,150,000 shares of Series B Preferred Stock issued and outstanding.

There are no arrangements known to us, which may at a subsequent date result in a change-in-control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Except as described below, during the past two fiscal years, there have been no transactions, whether directly or indirectly, between us and any of our respective officers, directors, beneficial owners of more than 5% of our outstanding Common Stock or their family members, that exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years.

IVXX recently completed construction of its supercritical CO2 extraction lab. The lab is located in the marijuana dispensary of Blüm operated by Black Oak, a company that we expect to acquire as of March 31, 2016, in which Derek Peterson, our President, Chief Executive Officer, and Chairman of our Board, then held a 12% ownership interest. Prior to the acquisition of Black Oak, IVXX had historically not been charged any rent for use of the space. Commencing in fiscal 2015, sales of certain IVXX products commenced at the Blüm dispensary.

During the year ended December 31, 2015, our subsidiary, IVXX, purchased raw materials totaling $248,855 from Black Oak, a company that we expect to acquire as of March 31, 2016, in which Derek Peterson, our President, Chief Executive Officer, and Chairman of our Board, then held a 12% ownership interest. IVXX also sold finished goods amounting to $434,661 to that same entity. The terms of the purchases of the raw materials and sales of the finished goods were at arms-length. There was an accounts receivable balance of $98,304 from this entity as of December 31, 2015.

During the year ended December 31, 2014, GrowOp Technology sold lighting equipment to Black Oak, a company that we expect to acquire as of March 31, 2016, in which Derek Peterson, our President, Chief Executive Officer, and Chairman of our Board, then held a 12% ownership interest, in the aggregate amount of approximately $74,000. The lighting equipment was sold on an arms-length basis.

We lease the land in Belvidere, New Jersey, on which Edible Garden's greenhouse structure is situated. The land is being leased from Whitetown Realty, LLC, an entity in which David Vande Vrede and Greda Vande Vrede own interests. David Vande Vrede and Greda Vande Vrede are the parents of three of our directors, Kenneth Vande Vrede, Michael Vande Vrede, and Steven Vande Vrede. The lease commenced on January 1, 2014 and expires December 31, 2029. The current monthly lease amount is $14,200 and increases 1.5% each calendar year.

Pursuant to the Initial Ross Independent Director Agreement, we agreed to pay Mr. Ross $2,000 per month, commencing immediately following any financing, either debt or equity, in excess of $1,000,000 that we receive during his term as a director. We also issued to Mr. Ross, an aggregate of 300,000 restricted shares of the Common Stock, which one-half of the shares vested on the date of appointment, and the remaining one-half of the shares vested on May 31, 2013. The Board reserved the right to change the cash portion of the Compensation from time to time, to take into consideration the responsibilities associated with serving on the various committees and to grant additional restricted shares periodically, which may vary from the terms described above. The total approximate value of Compensation paid or to be paid under the Initial Ross Independent Director Agreement, was the shares plus approximately $1,700 for health insurance. Pursuant to the Ross Independent Director Agreement we entered into effective July 1, 2014, we issued 200,000 shares of Common Stock. The value of the 200,000 shares of Common Stock was equal to approximately $104,000 on the issue date.

On May 7, 2013, Edible Garden entered into a letter agreement with Gro-Rite related to Edible Garden's right to purchase and distribute a majority of Gro-Rite's plant products. Gro-Rite is affiliated with three of our directors, Kenneth Vande Vrede, Michael Vande Vrede, and Steven Vande Vrede, and another member of their family. Edible Garden receives a valuable strategic partnership through this letter agreement.

On May 7, 2013, Edible Garden entered into a letter agreement with NB Plants related to Edible Garden's right to purchase and distribute a majority of NB Plants' plant products. NB Plants is affiliated with three of our directors, Kenneth Vande Vrede, Michael Vande Vrede, and Steven Vande Vrede, and another member of their family. Edible Garden receives a valuable strategic partnership through this letter agreement.

On April 16, 2014, we and Ms. Almsteier, one of our stockholders and directors (and, then executive officer), entered into a Settlement Agreement, whereby Ms. Almsteier agreed to pay us approximately $67,100 as a settlement for, and a release of, our claim of approximately $67,100 against Ms. Almsteier for a violation of Section 16(b) of the Exchange Act related to her sale of 350,000 shares of Common Stock at a price of $1.2509 per share on March 13, 2014, and her purchase of 100,000 shares of Common Stock at a purchase price of $0.58 on per share on April 15, 2014.

Pursuant to the Krueger Independent Director Agreement, we agreed to issue to Mr. Krueger an aggregate of 350,000 restricted shares of our Common Stock, to be fully vested on the date of appointment. The value of the 350,000 shares of Common Stock was equal to approximately $60,550.

Director Independence

Our Board is currently composed of eight members. Our Common Stock is not currently listed for trading on a national securities exchange and, as such, we are not subject to any director independence standards. However, we have determined that two directors, Steven Ross and Kenneth P. Krueger, each qualifies as an independent director. We evaluated independence in accordance with Rule 5605 of the NASDAQ Stock Market.

The Board currently has three separately designated standing committees: (i) the Audit Committee, (ii) the Compensation Committee, and (iii) the Nominating Committee. All three of these committees are solely comprised of independent directors.

Item 14. Principal Accountant Fees and Services.

The following table presents fees paid or to be paid for professional audit services rendered by Tarvaran, Askelson & Company ("TAC") for the audit of our annual financial statements during the years ended December 31, 2015 and 2014, and fees billed for other services rendered by TAC:

	Fiscal 2015	Fiscal 2014
Audit Fees (1)	$112,663	$90,550
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total All Fees	$112,663	$90,550

____________
(1)

Audit Fees consisted of fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports, and review of other documents filed with the SEC within those fiscal years.

Prior to November 4, 2015, we did not have an audit committee to oversee the external audit process, which includes approving engagement letters, estimated fees and solely pre-approving all permitted audit and non-audit work performed by TAC, and, thus, prior to such date, the entire Board oversaw this process. The Board, or the Audit Committee, as applicable, pre-approved all fees for audit and non-audit work performed during fiscal 2014 and 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report:

(1) Financial Statements – See Index on page F-1

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—As of December 31, 2015 and 2014

Consolidated Statements of Operations and Comprehensive Income—For the years ended December 31, 2015 and 2014

Consolidated Statements of Stockholders' Equity—For the years ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows—For the years ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

(b) The following exhibits are filed herewith as a part of this report.

Exhibit	Description

2.1

Agreement and Plan of Merger dated February 9, 2012, by and among Terra Tech Corp., a Nevada corporation, TT Acquisitions, Inc., a Nevada corporation, and GrowOp Technology Ltd., a Nevada corporation (2)

2.2	Articles of Merger (2)

2.3

Share Exchange Agreement, dated April 24, 2013, by and among the Terra Tech Corp., a Nevada corporation, Edible Garden Corp., a Nevada corporation, and the holders of common stock of Edible Garden Corp. (5)

2.4	Form of Articles of Share Exchange (5)

2.5

Agreement and Plan of Merger dated December 23, 2015, by and among Terra Tech Corp., a Nevada corporation, Generic Merger Sub, Inc., a California corporation, and Black Oak Gallery, a California corporation *

2.6

First Amendment to Agreement and Plan of Merger dated February 29, 2016, by and among Terra Tech Corp., a Nevada corporation, Generic Merger Sub, Inc., a California corporation, and Black Oak Gallery, a California corporation *

2.7	Form of Agreement of Merger dated March 31, 2016, by and among Generic Merger Sub, Inc., a California corporation and Black Oak Gallery, a California corporation *

3.1	Articles of Incorporation dated July 22, 2008 (1)

3.2	Certificate of Amendment dated July 8, 2011 (9)

3.3	Certificate of Change dated July 8, 2011 (9)

3.4	Certificate of Amendment dated January 27, 2012 (2)

3.5	Bylaws (1)

3.6	Form of Amended and Restated Articles of Incorporation of Black Oak Gallery, a California corporation *

4.1	Certificate of Designation for Series A Preferred Stock (3)

4.2	Amended and Restated Certificate of Designation for Series B Preferred Stock *

4.3	Form of Common Stock Purchase Warrant dated February 5, 2014 issued to Dominion Capital LLC (10)

4.4	Form of Common Stock Purchase Warrant (14)

4.5	Form of 12% Convertible Promissory Note (14)

4.6	Certificate of Designation for Series Q Preferred Stock *

4.7	Certificate of Designation for Series Z Preferred Stock *

4.8	Form of 12% Convertible Promissory Note *

10.1	5% Original Issue Discount Senior Secured Promissory Note dated February 5, 2014, issued to Dominion Capital LLC (10)

10.2	Securities Purchase Agreement dated February 5, 2014, by and between Terra Tech Corp. and Dominion Capital LLC (10)

10.3	Registration Rights Agreement dated February 5, 2014, by and between Terra Tech Corp. and Dominion Capital LLC (10)

10.4	Security Agreement dated February 5, 2014, by and among Terra Tech Corp., GrowOp Technology Ltd., Edible Garden Corp., and Dominion Capital LLC (10)

10.5	Subsidiary Guarantee dated February 5, 2014 by GrowOp Technology Ltd., and Edible Garden Corp. in favor of Dominion Capital LLC (10)

10.6	Securities Purchase Agreement dated March 22, 2013, by and between Terra Tech Corp. and certain accredited investors identified therein (4)

10.7	Form of 6% Senior Secured Convertible Debenture (4)

10.8	General Security Agreement dated March 22, 2013, by Terra Tech Corp. in favor of certain secured parties identified therein (4)

10.9	Stock Pledge Agreement dated March 22, 2013, by and between Terra Tech Corp. and certain investors identified therein (4)

10.10	Letter agreement dated May 7, 2013, by and between Edible Garden Corp. and Gro-Rite Inc. (6)

10.11	Letter agreement dated May 7, 2013, by and between Edible Garden Corp. and NB Plants LLC (6)

10.12	Letter agreement dated May 25, 2013, by and between Edible Garden Corp. and Palm Creek Produce, Inc. (7)

10.13	Lease agreement dated September 7, 2013, by and between Edible Garden Corp. and Gro-Rite Inc. (8)

10.14

Letter Agreement dated December 2, 2013, by and between Edible Garden Corp. and Heartland Growers Inc. (certain portions of this exhibit have been omitted based upon a request for confidential treatment) (9)

10.15

Standard Multi-Tenant Office Lease – Gross dated April 14, 2014 by and between Terra Tech Corp. and Jo Ellen K. Schantz, as Trustee of the John R. and Jo Ellen Schantz Revocable Family Trust dated August 12,1992, and Melvin R. Schantz and Leland Merriam Schantz, as Trustees of the Schantz Family Trust established September 10, 1982 (12)

10.16	Amendment to Securities Purchase Agreement dated July 30, 2014, by and between Terra Tech Corp. and Dominion Capital LLC (12)

10.17	Common Stock Purchase Agreement dated December 22, 2014, by and between Terra Tech Corp. and Magna Equities II, LLC, a New York limited liability company (13)

10.18	Registration Rights Agreement dated December 22, 2014, by and between Terra Tech Corp. and Magna Equities II, LLC, a New York limited liability company (13)

10.19	Form of Securities Purchase Agreement dated February 27, 2015, by and among Terra Tech Corp. and purchasers identified on the signature pages thereto (14)

10.20	Form of Independent Director Agreement (20)

10.21	Form of Indemnification Agreement (20)

10.22	Form of Securities Purchase Agreement dated December 13, 2015, by and among Terra Tech Corp. and purchasers identified on the signature pages thereto *

10.23	2016 Equity Incentive Plan *

10.24	Form of Escrow Agreement dated March 31, 2016, by and among Terra Tech Corp., a Nevada corporation, Black Oak Gallery, a California corporation, and the "Shareholder Representative" *

10.25	Lease dated January 1, 2015, by and between Whitetown Realty, LLC and Edible Garden Corp. *

10.26	Guaranty dated January 1, 2015, by Terra Tech Corp. in favor of Whitetown Realty, LLC *

14.1	Code of Ethics (19)

21.1	List of Subsidiaries *

24	Power of Attorney (set forth on the signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Presentation Linkbase Document *
_________________

Notes

(1)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-156421), filed with the SEC on December 23, 2008.

(2)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on February 10, 2012.

(3)	Incorporated by reference to Amendment No. 3 to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on April 19, 2012.

(4)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on March 26, 2013.

(5)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on May 6, 2013.

(6)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on May 28, 2013.

(7)	Incorporated by reference to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-188477), filed with the SEC on July 2, 2013.

(8)	Incorporated by reference to Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-188477), filed with the SEC on September 23, 2013.

(9)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-191954), filed with the SEC on December 5, 2013.

(10)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on August 5, 2013.

(11)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on April 16, 2014.

(12)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-198010) filed with the SEC on August 8, 2014.

(13)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-201261) filed with the SEC on December 24, 2014.

(14)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on March 2, 2015.

(15)	Incorporated by reference Current Report on Form 8-K filed with the SEC on February 10, 2014.

(16)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on April 16, 2014.

(17)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on July 8, 2014.

(18)	Incorporated by reference to Annual Report on Form 10-K filed with the SEC on September 16, 2009.

(19)	Incorporated by reference to Current Report on Form 10-K filed with the SEC on November 5, 2015.

(20)	Incorporated by reference to Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015.

*	filed herewith

Terra Tech Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Terra Tech Corp.

Newport Beach, California

We have audited the accompanying consolidated balance sheets of Terra Tech Corp. as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. Terra Tech Corp.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Terra Tech Corp. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Dana Point, California

March 29, 2016

TERRA TECH CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
Assets
Current Assets:
Cash	$418,082	$846,650
Accounts receivable, net	741,844	417,463
Prepaid expenses	147,230	82,200
Inventory	949,448	670,180
Total Current Assets	2,256,604	2,016,493

Property, equipment and leasehold improvements, net	6,694,975	5,446,743
Intangible assets, net	118,932	161,412
Deposits	94,528	94,578
Total Assets	$9,165,039	$7,719,226

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$1,119,459	$573,721
Derivative liability	743,400	1,253,000
Short-term debt	917,363	4,615,547
Total Current Liabilities	2,780,222	6,442,268
Long Term Liabilities
Deferred tax liability, net	44,000	-
Total Long Term Liabilities	44,000	-

Commitment and Contingencies
Stockholders' Equity
Preferred stock, Convertible Series A, Par value $0.001; authorized and issued 100 shares as of December 31, 2015 and 2014, respectively	-	-
Preferred stock, Convertible Series B, Par value $0.001; authorized 24,999,900 shares; issued and outstanding 16,300,000 and 15,500,000 shares as of December 31, 2015 and 2014, respectively	16,300	15,500
Common stock, Par value $0.001; authorized 350,000,000 shares; issued 303,023,744 and 197,532,892 shares as of December 31, 2015 and 2014, respectively	303,024	197,533
Additional paid-in capital	51,843,071	38,081,784
Accumulated Deficit	(45,952,109)	(36,726,529)
Total Terra Tech Corp. stockholders' equity	6,210,286	1,568,288
Non-controlling interest	130,531	(291,330)
Total Stockholders' Equity	6,340,817	1,276,958

Total Liabilities and Stockholders' Equity	$9,165,039	$7,719,226

The accompanying notes are an integral part of the consolidated financial statements.

TERRA TECH CORP.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2015	2014

Total Revenues	$9,975,346	$7,094,270
Cost of Goods Sold	8,958,475	6,941,278
	1,016,871	152,992
Selling, general and administrative expenses	9,833,646	18,341,247
Loss from operations	(8,816,775)	(18,188,255)

Other Income (Expenses)
Amortization of debt discount	(696,180)	-
Loss on extinguishment of debt	(619,444)	-
Loss from derivatives issued with debt greater than debt carrying value	(561,000)	(4,808,000)
Gain (Loss) on fair market valuation of derivatives	1,800,100	1,912,037
Interest Expense	(469,576)	(1,096,324)
Total Other Income (Expense)	(546,100)	(3,992,287)
Loss before Provision of Income Taxes	(9,362,875)	(22,180,542)
Provision for income taxes	44,000	-
Net Loss	(9,406,875)	(22,180,542)
Net Loss attributable to non-controlling interest	181,295	291,330
Net Loss attributable to Terra Tech Corp.	$(9,225,580)	$(21,889,212)

Net Loss per Common Share attributable to Terra Tech Corp. common stockholders - Basic and Diluted	$(0.04)	$(0.13)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	240,194,811	174,297,430

The accompanying notes are an integral part of the consolidated financial statements.

TERRA TECH CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

TERRA TECH CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Preferred Stock
	Convertible	Convertible	Convertible	Convertible			Additional		Non-
	Series A	Series A	Series B	Series B	Common Stock		Paid-In	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance Janaury1, 2015	100	$-	15,500,000	$15,500	197,532,892	$197,533	$38,081,784	$(36,726,529)	$(291,330)	$1,276,958

Sale of Common Stock					34,301,796	34,302	3,941,586			3,975,888

Issuance of warrants							1,148,069			1,148,069

Issuance of
Common Stock for services					10,843,526	10,843	999,269			1,010,112

Issuance of
Common Stock for debt
and interest expense					56,645,530	56,646	6,996,232			7,052,878

Issuance of
Common Stock for
compensation					3,700,000	3,700	310,800			314,500

Issuance of
Preferred Stock for
compensation			800,000	800			365,331			366,131

Non-controlling Share of Loss									(181,295)	(181,295)

Non-controlling cash contribution									603,156	603,156

Net Loss								(9,225,580)		(9,225,580)

Balance December 31, 2015	100	$-	16,300,000	$16,300	303,023,744	$303,024	$51,843,071	$(45,952,109)	$130,531	$6,340,817

The accompanying notes are an integral part of the consolidated financial statements.

TERRA TECH CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
For The Years Ended December 31, 2015 and 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(9,225,580)	$(21,889,212)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on fair market valuation of derivatives	(1,800,100)	(1,912,037)
Loss on extinguishment of debt	619,444	-
Amortization of debt discount	696,180	-
Deferred tax expense	44,000	-
Depreciation and amortization	645,294	438,783
Warrants issued with common stock and debt	1,148,069	5,038,986
Stock issued for interest expense	-	396,555
Stock issued for compensation	680,630	3,027,647
Stock issued for services	1,010,112	3,714,553
Equity instruments issued with debt greater than debt carrying amount	561,000	4,808,000
Change in accounts receivable reserve	153,660	18,140
Changes in operating assets and liabilities:
Accounts receivable	(478,041)	(393,700)
Prepaid expenses	(65,030)	(81,343)
Inventory	(279,268)	(670,180)
Note receivable	-	173,754
Deposits	50	5,422
Accounts payable	1,164,308	(528,723)
Net cash used in operations	(5,125,272)	(7,853,355)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,851,045)	(2,337,370)
Purchase of intangible assets - domain names	-	(12,440)
Net cash used in investing activities	(1,851,045)	(2,349,810)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	2,150,000	7,344,737
Proceeds from issuance of notes payable to related parties	-	27,500
Payments on notes payable	-	(303,474)
Payments on notes payable to related parties	-	(130,000)
Proceeds from issuance of common stock and warrants and common stock subscribed	3,975,888	4,014,919
Proceeds from issuance of common stock from the exercise of warrants	-	293,420
Short swing profit payment	-	67,100
Payments by subsidiaries for non-controlling interest	(181,295)	(291,330)
Cash contribution from non-controlling interest	603,156	-
Net cash provided by financing activities	6,547,749	11,022,872

NET CHANGE IN CASH AND CASH EQUIVALENTS	(428,568)	819,707
CASH AND CASH EQUIVALENTS, beginning of period	846,650	26,943
CASH AND CASH EQUIVALENTS, end of period	$418,082	$846,650

The accompanying notes are an integral part of the consolidated financial statements.

F-7

TERRA TECH CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
For The Years Ended December 31, 2015 and 2014

	2015	2014
SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES

Cash paid for interest	$4,500	$285,371

SUPPLEMENTAL DISCLOSURE FOR FINANCING ACTIVITIES

Warrant expense	$1,148,069	$5,038,986

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

The Company was incorporated in Nevada on July 22, 2008, under the name Private Secretary, Inc. The Company's original business was developing a software program that would allow for automatic call processing through voice-over-Internet protocol, or "VoIP", technology. The Company's operations were limited to capital formation, organization, and development of its business plan and target customer market. The Company generated no revenue.

The Company changed its name to Terra Tech Corp. on January 27, 2012. Through its wholly-owned subsidiary, GrowOp Technology Ltd., a Nevada corporation ("GrowOp Technology"), the Company engages in the design, marketing, and sale of hydroponic equipment with proprietary technology to create sustainable solutions for the cultivation of indoor agriculture. The Company is also a wholesale seller of locally grown hydroponic produce, herbs and floral products through its wholly-owned subsidiary, Edible Garden Corp., a Nevada corporation ("Edible Garden"). Through MediFarm, LLC, a Nevada limited liability company ("MediFarm"), MediFarm I, LLC, a Nevada limited liability company ("MediFarm I"), and MediFarm II, LLC, a Nevada limited liability company ("MediFarm II"), subsidiaries in which the Company owns interests, the Company plans to operate medical marijuana cultivation, production, and dispensary facilities in Nevada. Through IVXX, LLC, a Nevada limited liability company ("IVXX"), the Company's wholly-owned subsidiary, the Company produces and sells a line of cannabis flowers and cigarettes, as well as a line of cannabis pure concentrates. Most recently, the Company formed another wholly-owned subsidiary, MediFarm I Real Estate, LLC, a Nevada limited liability company ("MediFarm I RE"), which will own the real property on which a medical marijuana dispensary will be constructed. The dispensary will be operated by MediFarm I.

On February 9, 2012, the Company completed a reverse-triangular merger with GrowOp Technology, whereby it acquired all of the issued and outstanding shares of GrowOp Technology and in exchange the Company issued: (i) 33,998,520 shares of its common stock, (ii) 100 shares of Series A Preferred Stock, convertible into shares of common stock on a one-for-one basis, and (iii) 14,750,000 shares of Series B Preferred Stock, with each share convertible into 5.38425537 shares of common stock. The issuance represented approximately 50.3% of the Company's total shares of common stock outstanding, assuming the conversion of all the shares of Series A Preferred Stock and Series B Preferred Stock, immediately following the closing of the merger. As a result of the merger, GrowOp Technology became the Company's wholly-owned subsidiary. Following the merger, Terra Tech ceased its prior operations and is now solely a holding company.

The Company acquired its second wholly-owned subsidiary, Edible Garden, in 2013. Edible Garden is a wholesale seller of locally grown hydroponic produce, which is distributed throughout the Midwest and the Northeast United States. The Company entered into a Share Exchange Agreement, dated March 23, 2013 (the "Share Exchange Agreement"), by and among the Company, Edible Garden,and the stockholders of Edible Garden. Pursuant to the Share Exchange Agreement, the Company offered and sold 1,250,000 shares of its common stock in consideration for all the issued and outstanding shares in Edible Garden. Separately, Amy Almsteier, one of the Company's stockholders and a director (and, at that time, an executive officer), offered and sold 7,650,000 shares of Series B Preferred Stock to Kenneth Vande Vrede, Michael Vande Vrede, Steven Vande Vrede, Dan Vande Vrede, Beverly Willekes, and David Vande Vrede (collectively, the "Former EG Principal Stockholders"). The 7,650,000 shares of Series B Preferred Stock are convertible at any time into 36,344,198 shares of common stock and have voting power equal to 765,000,000 shares of common stock.

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

The effect of the issuance of the 1,250,000 shares of common stock and the sale of the 7,650,000 shares of Series B Preferred Stock by Ms. Almsteier was that the Former EG Principal Stockholders held approximately 25.7% of the Company's issued and outstanding shares of common stock and approximately 43.3% of the Company's voting power of as of March 23, 2013. Articles of Exchange, consummating the share exchange, were filed with the Secretary of the State of Nevada on April 24, 2013.

On March 19, 2014, the Company formed MediFarm, a subsidiary. On July 18, 2014, the Company formed MediFarm I, a subsidiary. On July 30, 2014, the Company formed MediFarm II, a subsidiary. Through MediFarm, MediFarm I, and MediFarm II, the Company plans to operate medical marijuana cultivation, production, and dispensary facilities in Nevada.

On September 16, 2014, the Company formed IVXX for the purpose of producing a line of cannabis flowers and cigarettes, as well as a complete line of cannabis pure concentrates including: oils, waxes, shatters, and clears. The Company began producing and selling IVXX's products during the first quarter of fiscal 2015. The Company currently offers these products to 200 select dispensaries in California. The Company uses its supercritical CO2 extraction lab located in Oakland, California to manufacture these products. IVXX sells clothing, apparel, and other various branded products.

On October 14, 2015, the Company formed MediFarm I RE. MediFarm I RE is a real estate holding company that owns the real property and building at which a medical marijuana dispensary facility will be located. It is the Company's intention that MediFarm I will operate the medical marijuana dispensary. The Company owns 50% of the membership interests in MediFarm I RE. The remaining membership interests are owned by Forever Young Investments, LLC (50%), an otherwise unaffiliated entity.

The accompanying unaudited consolidated financial statements include all of the accounts of Terra Tech. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for financial information and with the instructions to Form 10-K and Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

Accounts Receivable

The Company reviews all outstanding accounts receivable for collectability on a quarterly basis. An allowance for doubtful accounts is recorded for any amounts deemed uncollectable. The Company does not accrue interest receivable on past due accounts receivable. There was an allowance of $184,642 at December 31, 2015 and $49,168 at December 31, 2014.

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets: 3-32 years for machinery and equipment, leasehold improvements and buildings are amortized over the estimated useful life. Repairs and maintenance expenditures which do not extend the useful lives of related assets are expensed as incurred.

Intangibles

Intangible assets with definite lives are amortized, but are tested for impairment quarterly and when an event occurs or circumstances change such that it is more likely than not that an impairment may exist. The Company tests intangibles for impairment by first comparing the carrying value of net assets to the fair value of the related operations. If the fair value is determined to be less than the carrying value, a second step is performed to compute the amount of the impairment. In this process, a fair value for intangibles is estimated, based in part on the fair value of the operations, and is compared to its carrying value. The shortfall of the fair value below the carrying value represents the amount of intangible impairment. The Company tests these intangibles for impairment by comparing their carrying value to current projections of discounted cash flows attributable to the customer list. Any excess carrying value over the amount of discounted cash flows represents the amount of the impairment.

Deposits

Deposits are for contractors, stores and land in California and Nevada.

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

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related Federal and state deferred tax asset for the year ended December 31, 2015.

Loss Per Common Share

Net loss per share is computed in accordance with the provisions of ASC 260, "Earnings Per Share" by dividing net loss by the weighted average number of shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted income (loss) per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the year ended December 31, 2015; therefore, the basic and diluted weighted average shares of common stock outstanding were the same.

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

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

The Company's valuation techniques used to measure the fair value of money market funds and certain marketable equity securities were derived from quoted prices in active markets for identical assets or liabilities. The valuation techniques used to measure the fair value of all other financial instruments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data.

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments.

Recently Issued Accounting Standards

Leases – In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires entities to recognize right-of-use assets and lease liabilities on the balance sheet for the rights and obligations created by all leases, including operating leases, with terms of more than 12 months. The new standard also requires additional disclosures on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. The new standard will be effective for the Company on January 1, 2019. Early adoption is permitted. The Company is in the process of evaluating the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.

Balance Sheet Classification of Deferred Taxes – In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The new standard is effective for public entities for annual periods beginning after December 15, 2016, with early adoption allowed on either a prospective or retrospective basis. The Company adopted ASU 2015-17, on a prospective basis, for its annual period ending December 31, 2015. Accordingly, the accompanying consolidated balance sheet at December 31, 2015 reflects the presentation of deferred tax assets and deferred tax liabilities in accordance with ASU 2015-17. As permitted under ASU 2015-17, the accompanying consolidated balance sheet for December 31, 2014 has not been retrospectively adjusted.

Inventory Measurement – In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory ("ASU 2015-11"), which requires entities to measure inventory at the lower of cost and net realizable value ("NRV"). ASU 2015-11 defines NRV as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The ASU will not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. The guidance in ASU 2015-11 is effective prospectively for fiscal years beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. Upon transition, entities must disclose the nature of and reason for the accounting change. The Company does not expect that the adoption of this standard will have a material effect on its consolidated financial statements.

Going Concern Disclosures – In August 2014, the FASB issued ASU No. 2014-15: Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity's ability to continue as a going concern. ASU 2014-15 is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company does not expect that the adoption of this standard will have a material effect on its consolidated financial statements.

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. GOING CONCERN

The Company's future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing. Management believes they can raise the appropriate funds needed to support their business plan and develop an operating company that is cash-flow positive.

However, the Company incurred net losses for the year ended December 31, 2015, and has an accumulated deficit of approximately $46.0 million at December 31, 2015. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

3. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in several financial institutions that are insured by the Federal Deposit Insurance Corporation up to certain federal limitations.

The Company provides credit in the normal course of business to customers located throughout the U.S. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4. SHARE EXCHANGE

On March 23, 2013, the Company entered into the Share Exchange Agreement pursuant to which Edible Garden's stockholders exchanged common stock of Edible Garden for the Company's common stock. Pursuant to the Share Exchange Agreement, the Company offered and sold 1,250,000 shares of its common stock, valued at $212,500, in consideration for all the issued and outstanding shares in Edible Garden. The Company also acquired Edible Garden's customer list.

The transaction was accounted for as a business acquisition. In accordance with generally accepted accounting principles, intangible assets are recorded at fair values as of the date of the transaction. The Company preliminarily allocated the $212,500 consideration paid for the acquired assets as follows:

Cash	100
Intangible assets, customer list	212,400
Fair value acquired	$212,500

Intangible assets with estimated useful lives are amortized over a five-year period. Amortization expense was approximately $42,480 for the year ended December 31, 2015.

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INVENTORY

Inventory consists of raw materials for Edible Garden's herb product lines and IVXX's line of cannabis pure concentrates. Work-In-Progress consists of live plants grown for Edible Garden's herb product lines along with IVXX's line of cannabis pure concentrates. Finished goods consists of IVXX's line of cannabis packaged to be sold into dispensaries. Cost of goods sold is calculated using the average costing method. The Company reviews its inventory periodically to determine net realizable value. The Company writes down inventory, if required, based on forecasted demand. These factors are impacted by market and economic conditions, new products introductions, and require estimates that may include uncertain elements. Inventory at December 31, 2015 and December 31, 2014 consisted of the following:

	December 31,	December 31,
	2015	2014
Raw Materials	$277,340	$479,682
Work-In-Progress	542,530	190,498
Finished Goods	129,578	-
	$949,448	$670,180

6. PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

Property, equipment, and leasehold improvements at cost, less accumulated depreciation, at December 31, 2015 and December 31, 2014 consisted of the following:

	December 31,	December 31,
	2015	2014
Land	$1,454,124	$-
Furniture	70,786	53,790
Equipment	2,322,444	2,367,605
Leasehold improvements	3,893,330	3,468,243
Subtotal	7,740,684	5,889,638
Less accumulated depreciation	(1,045,709)	(442,895)
Total	$6,694,975	$5,446,743

Depreciation expense related to property and equipment for the year ended December 31, 2015 was $602,814 and for the year ended December 31, 2014 was $392,883.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	December 31,	December 31,
	2015	2014
Accounts payable	$1,015,994	$240,204
Accrued interest	103,465	270,918
Accrued payroll taxes	-	62,599
	$1,119,459	$573,721

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. NOTES PAYABLE

Notes payable are as follows:

	December 31,	December 31,
	2015	2014

Unsecured promissory demand note dated May 7, 2012 issued to an accredited investor, which bore interest at a rate of 4% per annum. Holder was entitled to convert into common stock at $0.75 per share. In 2015, the holder of the note exchanged the note with another accredited investor.	$-	$5,000

Promissory note dated July 25, 2014 issued to an accredited investor, which initially matured July 24, 2015 and bore interest at a rate of 12% per annum. The holder of the note extended the maturity date to July 25, 2016. Principal and interest may be converted into common stock based on the average trading price of the ten days prior to maturity at the holder's option.	150,000	150,000

Unsecured promissory demand notes, acquired by an accredited investor from the original debt holders, which bore interest at a rate of 4% per annum. Holder was entitled to convert into common stock at $0.75 per share. In 2015, the holder of the note exchanged the note with another accredited investor.	-	109,306

Unsecured promissory demand notes issued to an accredited investor, which bears interest at a rate of 4% per annum. Holder may elect to convert into common stock at $0.75 per share. In 2015, the investor exchanged the notes from other accredited investors.	114,306	-

5% Original issue discount senior secured convertible promissory note dated March 5, 2014 issued to accredited investors, which matured September 5, 2015, and bore interest at a rate of 12% per annum. The fixed conversion price in effect was set at 90% of the 20-day VWAP of our common stock on February 5, 2014, or $0.30753 per share. In 2015, the holder of the note converted the debt and accrued interest into common stock.	-	248,902

5% Original issue discount senior secured convertible promissory note dated May 5, 2014 issued to accredited investors, which matured November 5, 2015, and bore interest at a rate of 12% per annum. The fixed conversion price in effect was set at 90% of the 20-day VWAP of our common stock on February 5, 2014, or $0.30753 per share. In 2015, the holder of the note converted some of the debt and accrued interest into common stock. The remaining balance of the note and accrued interest was converted into common stock in March 2016.	96,491	482,456

5% Original issue discount senior secured convertible promissory note dated June 5, 2014 issued to accredited investors, which bore interest at a rate of 12% per annum. The fixed conversion price in effect was set at 90% of the 20-day VWAP of our common stock on February 5, 2014, or $0.30753 per share. In 2015, the holder of the note converted the debt and accrued interest into common stock.	-	146,197

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. NOTES PAYABLE, Continued

5% Original issue discount senior secured convertible promissory note dated July 1, 2014 issued to accredited investors, which bore interest at a rate of 12% per annum. The fixed conversion price in effect was set at 90% of the 20-day VWAP of our common stock on February 5, 2014, or $0.30753 per share. In 2015, the holder of the note converted the debt and accrued interest into common stock.	-	578,947

5% Original issue discount senior secured convertible promissory note dated July 31, 2014 issued to accredited investors, which matures February 1, 2016 and bears interest at a rate of 12% per annum. The fixed conversion price in effect was set at 90% of the 20-day VWAP of our common stock on February 5, 2014, or $0.30753 per share. In 2015, the holder of the note converted the debt and accrued interest into common stock.	-	2,894,739

Convertible promissory note dated April 7, 2015 issued to accredited investors, which matures October 7, 2016 and bears interest at a rate of 12% per annum. The conversion price in effect is $0.1303, subject to adjustment.	170,856	-

Convertible promissory note dated May 13, 2015 issued to accredited investors, which matures November 13, 2016 and bears interest at a rate of 12% per annum. The conversion price in effect is $0.1211, subject to adjustment.	170,783	-

Convertible promissory note dated December 14, 2015, issued to accredited investors, which maturing December 13, 2016, bearing interest at a rate of 12% per annum. The conversion price in effect is $0.1211, subject to adjustment.	214,927	-
Total Debt	917,363	4,615,547

Less short-term portion	917,363	4,615,547

Long-term portion	$-	$-

Total debt as of December 31, 2015 and December 31, 2014, was $917,363 and $4,615,547, respectively, which included unamortized debt discount of $693,435 and $0, respectively. The senior secured promissory notes are secured by shares of common stock. There was accrued interest of $103,465 as of December 31, 2015.

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. NOTES PAYABLE, Continued

On February 27, 2015, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with certain purchasers (the "Purchasers") relating to the issuance and sale (the "Offering") of (i) 12% Convertible Promissory Notes (the "Notes") in the aggregate principal amount of Three Million Dollars ($3,000,000), that are convertible into shares (the "Conversion Shares") of the Company's common stock, par value $0.001 per share, and (ii) warrants (the "Warrants") to acquire shares (the "Warrant Shares") of the Company's common stock pursuant to the terms of the Purchase Agreement. The purchase of the Notes is expected to occur in six (6) tranches (each, a "Tranche", and, collectively, the "Tranches"), with the first Tranche of $750,000 closing simultaneously with the execution of the Purchase Agreement. Each additional Tranche is expected to be in the amount of $450,000 and, as long as we are not in default of the Notes, each Tranche is expected to close on every 30th day following the previous closing date; however, the closing of the third through sixth Tranches is subject to the mutual agreement of the parties. The second tranche of $450,000 closed on April 6, 2015. The third and final tranche of $450,000 closed on May 12, 2015.

The Purchase Agreement contains customary representations, warranties, and covenants by, among, and for the benefit of the parties. The Purchasers were granted customary participation rights in future financings. The Purchase Agreement also limits the Company's ability to engage in subsequent equity sales for a certain period of time.

The proceeds from the Offering are intended to be used for general corporate proceeds and cannot be used: (i) for the satisfaction of any portion of the Company's debt (other than payment of trade payables in the ordinary course of the Company's business and prior practices), (ii) for the redemption of the Company's common stock or common stock equivalents, (iii) for the settlement of any outstanding litigation, or (iv) in violation of the Foreign Corrupt Practices Act or the Office of Foreign Assets Control.

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

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. FAIR VALUE MEASUREMENTS

The following table represents the fair value hierarchy for those financial assets measured at fair value on a recurring basis:

	Fair Value at
	December 31,	Fair Value Measurement Using
	2015	Level 1	Level 2	Level 3

Derivative liability - Conversion Feature	$743,400	-	-	$743,400
	$743,400	-	-	$743,400

	Fair Value at
	December 31,	Fair Value Measurement Using
	2014	Level 1	Level 2	Level 3

Derivative liability - Conversion Feature	$1,253,000	-	-	$1,253,000
	$1,253,000	-	-	$1,253,000

Liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Balance at December 31, 2014	$1,253,000
Change in fair market value of Conversion Feature	(1,800,100)
Issuance of equity instruments with debt greater than debt carrying amount	561,000
Derivative debt converted into equity	(1,168,500)
Issuance of equity instruments with derivatives	1,898,000
Balance at December 31, 2015	$743,400

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. TAX EXPENSE

The expense (benefit) for income taxes consists of the following:

	December 31, 2015	December 31, 2014
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	44,000	-
State	-	-

Total	$44,000	$-

The reconciliation between the Company's effective tax rate and the statutory tax rate is as follows:

	December 31, 2015	December 31, 2014

Expected Income tax expense (benefit) at statutory rate net	$(3,694,000)	$(8,940,000)
Nondeductible items	368,000	2,173,000
Warrants expense	1,196,000	2,216,000
Derivatives expense	(545,000)	1,274,000
Net operating losses	2,667,000	3,227,000
Other	52,000	50,000

Reported income tax expense (benefit)	$44,000	$-

Effective tax rate	-0.49%	0.00%

The components of deferred tax assets and liabilities are as follows:

	December 31, 2015	December 31, 2014
Deferred income tax assets:
Allowance for bad debt	$74,000	$21,000
Warrants expense	3,412,000	2,216,000
Derivatives expense	729,000	1,274,000
Net operating losses	7,029,000	3,227,000
	11,244,000	6,738,000
Deferred income tax liabilities:
Depreciation	(44,000)	-
Total	11,200,000	6,738,000

Valuation allowance	(11,244,000)	(6,738,000)

Net deferred tax assets	$(44,000)	$-

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. TAX EXPENSE, Continued

Permanent differences include ordinary and necessary business expenses deemed by the Company as a non-allowable deduction under IRC § 280E, and tax deductions related to equity compensation that are less than the compensation recognized for financial reporting.

As of December 31, 2015 and December 31, 2014, the Company had net operating loss carryforwards of approximately $16,250,000 and $12,276,000, respectively, which, if unused, will expire beginning in years 2034. These tax attributes are subject to an annual limitation from equity shifts, which constitute a change of ownership as defined under Internal Revenue Code Section 382, which will limit their utilization. The Company has yet to assess the effect of these limitations, but expects these losses to be substantially limited. Accordingly, the Company has placed a reserve against any assets associated with these losses.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred through the period ended December 31, 2015. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of December 31, 2015, a valuation allowance of has been recorded against all deferred tax assets as these assets are more likely than not to be unrealized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

For the year ended December 31, 2015, IVXX, Inc., produced and sold cannabis pure concentrates, subjecting the company to the limits of IRC §280E. Pursuant to IRC § 280E, the Company is allowed only to deduct expenses directly related to sales of product. The Company has allocated accelerated depreciation related to production equipment, which results in a difference in the cost of sales for financial reporting and tax reporting taxable income. As a result the Company had no current taxable income for the year ended December 31, 2015, but has recorded a deferred tax liability related to the tax depreciation in excess of that reported for financial reporting purposes.

11. CAPITAL STOCK

Preferred Stock

The Company authorized 25 million shares of preferred stock with $0.001 par value, of which there were 100 shares of Series A Preferred Stock outstanding as of December 31, 2015. Series A Preferred Stock is convertible on a one-for-one basis into common stock and has all of the voting rights of the Company's common stock.

There were 16,300,000 shares of Series B Preferred Stock outstanding as of December 31, 2015. Each share of Series B Preferred Stock: (i) has voting rights equal to 100 shares of common stock, and (ii) is convertible, at the option of the holder, on a 1-for-5.384325537 basis, into shares of the Company's common stock.

Please refer to Note 17, Subsequent Events, to these Consolidated Financial Statements for additional disclosure regarding changes to the Company's capital stock subsequent to December 31, 2015.

Common Stock

The Company authorized 350 million shares of common stock, $0.001 par value per share. As of December 31, 2015, 303,023,744 shares of common stock were issued and outstanding.

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. WARRANTS

The Company has the following shares of common stock reserved for exercise of the warrants outstanding as of December 31, 2015:

	December 31, 2015
		Weighted
		Average
		Exercise
	Shares	Price

Warrants outstanding – beginning of year	20,709,845	$0.23
Warrants exercised	-	0.00
Warrants granted	17,856,563	0.20
Warrants expired	(6,140,400)	(0.33)

Warrants outstanding – end of period	32,426,008	$0.18

The weighted exercise price and weighted fair value of the warrants granted by us as of December 31, 2015, are as follows:

December 31, 2015
Weighted
	Average	Weighted
	Exercise	Average
	Price	Fair Value

Weighted average of warrants granted during the year whose exercise price exceeded fair market value at the date of grant	$0.20	$0.20

The following table summarizes information about fixed-price warrants outstanding:

Number	Average
Range of	Outstanding at	Remaining	Weighted
Exercise	December 31,	Contractual	Average
Prices	2015	Life	Exercise Price

$0.46	150,000	1 Months	$0.46
$0.85	40,000	4 Months	$0.85
$0.40	333,333	8 Months	$0.40
$0.33	439,637	13 Months	$0.33
$0.16	750,000	15 Months	$0.16
$0.21	14,946,119	30 Months	$0.21
$0.30	5,789,473	31 Months	$0.30
$0.06	7,067,002	34 Months	$0.06
$0.16	1,118,068	38 Months	$0.16
$0.13	863,392	40 Months	$0.13
$0.12	928,984	41 Months	$0.12
	32,426,008

For the warrants issued in June 2015, the Company valued the warrants utilizing the Black Scholes model with the following inputs: stock price $0.11, exercise price of $0.20625, volatility of 142.53%, years 3, treasury bond rate of 2.5%, and dividend rate of 0%.

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. OPERATING LEASE COMMITMENTS

The Company leases certain business facilities under operating lease agreements that specify minimum rentals. Many of these have renewal provisions along with the option to acquire the property. The Company's net rent expense for the year ended December 31, 2015 and 2014 was $501,449 and $100,400, respectively. Future minimum lease payments under non-cancelable operating leases having an initial or remaining term of more than one year are as follows:

Scheduled
Year Ending December 31:	Payments

2016	$541,656
2017	487,518
2018	478,587
2019	342,336
2020	256,173
2021 and thereafter	2,021,484
Total minimum rental payments	$4,127,754

14. LITIGATION AND CLAIMS

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follow appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for the Company's financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there were no matters that required an accrual as of December 31, 2015, nor were there any asserted or unasserted claims for which material losses are reasonably possible.

15. SEGMENT INFORMATION

The Company's operating and reportable segments are currently organized around the following products that it offers as part of its core business strategy:

•	Hydroponic Produce

•	Cannabis Products

These two reportable segments, which are described in greater detail below, had previously been reported on a combined basis as they had been operated and evaluated as one operating segment. The Company experienced significant growth over the last year in most of our product areas. As the Company has grown organically, and as the Company previously added to its capabilities through acquisitions, its products have increased in scale and become more strategically important and distinctly organized and managed under these two groupings. In addition, Derek Peterson, the Company's chief operating decision maker ("CODM") has begun reviewing results and managing and allocating resources between these two strategic business groupings, and has begun budgeting using these business segments. The Company's segment information for the year ended December 31, 2014 has been reclassified to conform to its current presentation.

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. SEGMENT INFORMATION, Continued

The Company's CODM reviews revenues including intersegment revenues, gross profit and operating income (loss) before income taxes when evaluating segment performance and allocating resources to each segment. Accordingly, intersegment revenue is included in the segment revenues presented in the tables below and is eliminated from revenues and cost of sales in the "Eliminations and Other" column. The "Eliminations and Other" column also includes various income and expense items that the Company does not allocate to its operating segments. These income and expense amounts include the results of the Company's hydroponic equipment, which are not material, interest income, interest expense, corporate overhead, and corporate-wide expense items such as legal and professional fees as well as expense items for which we have not identified a reasonable basis for allocation. The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to the Consolidated Financial Statements.

Hydroponic Produce – The Company's locally grown hydroponic produce, which includes produce, herbs, and floral products, is started from seed and is grown in environmentally controlled greenhouses. When harvested, the products are sold through retailers targeted to customers seeking fresh produce locally grown using environmentally sustainable methods.

Cannabis Products – IVXX's cannabis products are currently produced in the Company's supercritical Co2 lab in California and are sold in select dispensaries throughout California. The Company plans to operate medical marijuana cultivation, production, and dispensary facilities in Nevada through its subsidiaries, MediFarm, MediFarm I, and MediFarm II. The Company was granted eight provisional permits in Nevada and have received approval from the local authorities with respect to all of the permits.

Summarized financial information concerning the Company's reportable segments is shown in the following tables. Total asset amounts at December 31, 2015 and 2014 exclude intercompany receivable balances eliminated in consolidation.

	12 Months Ended December 31, 2015
	Hydroponic	Cannabis	Eliminations
	Produce	Products	and Other	Total

Total Revenues	$8,633,538	$1,207,424	$134,384	$9,975,346
Cost of Goods Sold	7,771,039	1,078,852	108,584	8,958,475
	862,499	128,572	25,800	1,016,871
Selling, general and administrative expenses	1,910,375	763,728	7,159,543	9,833,646
Loss from operations	(1,047,876)	(635,156)	(7,133,743)	(8,816,775)

Other Income (Expenses)
Amortization of debt discount	-	-	(696,180)	(696,180)
Loss on extinguishment of debt	-	-	(619,444)	(619,444)
Loss from derivatives issued with debt greater than debt carrying value	-	-	(561,000)	(561,000)
Gain (Loss) on fair market valuation of derivatives	-	-	1,800,100	1,800,100
Interest Income (Expense)	-	-	(469,576)	(469,576)
Total Other Income (Expense)	-	-	(546,100)	(546,100)
Loss before Provision of Income Taxes	$(1,047,876)	$(635,156)	$(7,679,843)	$(9,362,875)

Total assets at December 31, 2015	$5,383,659	$1,671,966	$2,109,414	$9,165,039

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. SEGMENT INFORMATION, Continued

	12 Months Ended December 31, 2014
	Hydroponic	Cannabis	Eliminations
	Produce	Products	and Other	Total

Total Revenues	$6,627,109	$-	$467,161	$7,094,270
Cost of Goods Sold	6,667,967	-	273,311	6,941,278
	(40,858)	-	193,850	152,992
Selling, general and administrative expenses	1,506,684	1,115,577	15,718,986	18,341,247
Loss from operations	(1,547,542)	(1,115,577)	(15,525,136)	(18,188,255)

Other Income (Expenses)
Loss from derivatives issued with debt greater than debt carrying value	-	-	(4,808,000)	(4,808,000)
Gain (Loss) on fair market valuation of derivatives	-	-	1,912,037	1,912,037
Interest Income (Expense)	2,232	-	(1,098,556)	(1,096,324)
Total Other Income (Expense)	2,232	-	(3,994,519)	(3,992,287)
Loss before Provision of Income Taxes	$(1,545,310)	$(1,115,577)	$(19,519,655)	$(22,180,542)

Total assets at December 31, 2014	$5,956,861	$858,180	$904,185	$7,719,226

16. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2015, our subsidiary, IVXX, purchased raw materials totaling $248,855 from an entity in which the Company's Chief Executive Officer has an ownership interest. IVXX also sold finished goods amounting to $434,661 to that same entity. The terms of the purchases of the raw materials and sales of the finished goods were at arms-length. There was an accounts receivable balance of $98,304 from this entity as of December 31, 2015.

17. SUBSEQUENT EVENTS

Issuances and Sales of Common Stock:

During the first quarter of 2016, senior secured convertible promissory notes and accrued interest in the amount of $961,740 was converted into 13,906,149 shares of common stock.

In the first quarter of 2016, the Company sold 25,715,674 shares of common stock for the net amount of $3,208,134 pursuant to an equity financing facility with Magna Equities II, LLC.

In the first quarter of 2016, the Company adopted the 2016 Equity Incentive Plan. The Company granted ten-year options to directors, officers, and employees, pursuant to which such individuals are entitled to exercise options to purchase an aggregate of up to 6.7 million shares of the Company's common stock. The options have an exercise price of $0.09, and vest quarterly over a three-year period.

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. SUBSEQUENT EVENTS, Continued

Amendment to Certificate of Designation of Series B Preferred Stock; Designation of New Series of Preferred Stock:

The Company filed an Amended and Restated Certificate of Designation of Series B Preferred Stock (the "Amended Series B Certificate") with the Secretary of State of the State of Nevada, effective March 29, 2016. The Amended Series B Certificate decreased the number of authorized shares of Series B Preferred Stock, specified a liquidation preference, clarified the provisions related to adjustments to the conversion rate upon certain events, and made such other amendments as the Company's Board of Directors deemed necessary.

Effective March 29, 2016, the Company also designated two additional series of preferred stock: (i) Series Z Preferred Stock and (ii) Series Q Preferred Stock, by filing Certificate of Designations with the Secretary of State of the State of Nevada. The Certificate of Designation of Series Z Preferred Stock (the "Series Z Certificate") designates 8,300 shares as Series Z Preferred Stock and is intended to mirror the rights of the holders of the Series B Preferred Stock. Each share of Series Z Preferred Stock is convertible into 1,857 shares of Series B Preferred Stock immediately upon the Company filing with the Secretary of State of the State of Nevada an Amendment to its Articles of Incorporation to increase its authorized capital for, among other reasons, satisfaction of the terms of the potential acquisition of Black Oak, as discussed in more detail below. The holders of the Series Z Preferred Stock are entitled to a liquidation preference equal to $10.00 per share (subject to appropriate adjustment in the event of any stock dividend, forward stock split, or other similar recapitalization). Such liquidation preference is in preference (but equal with the holders of the Company's Series B Preferred Stock) to the holders of the common stock, but subordinate in preference to any sum to which the holders of the Company's Series A Preferred Stock are entitled.

The Certificate of Designation of Series Q Preferred Stock (the "Series Q Certificate") designates 21,600 shares as Series Q Preferred Stock. Each share of Series Q Preferred Stock is convertible into 5,000 shares of the Company's common stock immediately upon the Company filing with the Secretary of State of the State of Nevada an Amendment to its Articles of Incorporation to increase its authorized capital for, among other reasons, satisfaction of the terms of the potential acquisition of Black Oak, as discussed in more detail below. The holders of the Series Q Preferred Stock are entitled to a liquidation preference equal to $0.001 per share (subject to appropriate adjustment in the event of any stock dividend, forward stock split, or other similar recapitalization). Such liquidation preference is in preference to the holders of the common stock, but subordinate in preference to any sum to which the holders of any shares of any other series of the Corporation's preferred stock are entitled.

Copies of the Series B Certificate, Series Z Certificate, and Series Q Certificate are attached as exhibits to this Annual Report on Form 10-K.

Acquisition of Blüm:

On January 12, 2016, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission, in which it disclosed that it had entered into an Agreement and Plan of Merger, dated December 23, 2015 (the "Merger Agreement"), with Generic Merger Sub, Inc., a California corporation and wholly-owned subsidiary of the Company (the "Merger Sub"), and Black Oak Gallery, a California corporation that operates a medical marijuana dispensary in Oakland, California under the name, Blüm ("Black Oak"). On March 1, 2016, the Company filed an amendment to its Current Report to disclose that the parties entered into a First Amendment to the Agreement and Plan of Merger, dated February 29, 2016 (the "First Amendment"), as described below. Pursuant to the Merger Agreement, among other things, and subject to the satisfaction or waiver of the closing conditions set forth in the Merger Agreement, Merger Sub will merge with and into Black Oak, with Black Oak as the surviving corporation, and becoming a wholly-owned subsidiary of the Company (the "Merger"). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. SUBSEQUENT EVENTS, Continued

Subject to the terms and conditions of the Merger Agreement, at the closing of the Merger, the outstanding shares of common stock of Black Oak held by (i) three of the current shareholders of Black Oak (the "Group A Shareholders") will be converted into the right to receive approximately 8,172 shares of the Company's Series Z Preferred Stock, of which approximately 1,178 shares of Series Z Preferred Stock will be issued and paid at closing, and approximately 8,668,703 shares of the Company's Series B Preferred Stock, of which approximately 1,248,302 shares of Series B Preferred Stock will be issued and paid at closing and (ii) the remaining shareholders of Black Oak (the "Group B Shareholders") will be converted into the right to receive approximately 21,395 shares of the Company's Series Q Preferred Stock, of which approximately 3,700 shares of Series Q Preferred Stock will be issued and paid at closing. The shares of Series Z Preferred Stock, Series B Preferred Stock, and Series Q Preferred Stock that are issued but not paid to the Black Oak shareholders at closing will be subject to certain holdback and lock-up provisions, and held in an escrow account as security for the satisfaction of any post-closing adjustments or indemnification claims, as provided for in the Merger Agreement. Each share of Series Q Preferred Stock is to be converted into 5,000 shares of the Company's common stock and each share of Series Z Preferred Stock is to be converted into 1,857 shares of the Company's Series B Preferred Stock, in each case immediately upon the Company filing with the Secretary of State of the State of Nevada an Amendment to its Articles of Incorporation to increase its authorized capital for, among other reasons, satisfaction of the terms of this potential transaction. Accordingly, the approximately 21,395 shares of Series Q Preferred Stock to be issued to the Group B Shareholders is convertible into approximately 106,975,000 shares of common stock and the approximately 8,172 shares of Series Z Preferred Stock to be issued to the Group A Shareholders is convertible into approximately 15,175,404 shares of Series B Preferred Stock. Each share of Series B Preferred Stock remains convertible into 5.384325537 shares of common stock. Immediately following the effectiveness of the Merger, the current Black Oak shareholders (both the Group A Shareholders and the Group B Shareholders) are expected to own approximately 33.37% of the Company's common stock on a fully "as-converted basis," which percentage does not include certain shares of common stock, Series A Preferred Stock that may be converted into shares of common stock, or Series B Preferred Stock that may be converted into shares of common stock, as applicable, each as currently held by the Group A Shareholders. Derek Peterson, the Company's President and Chief Executive Officer, is one of the Group A Shareholders. The Group B Shareholders may also receive cash consideration equal to approximately $2,088,000.

The securities paid to the Group A Shareholders and the Group B Shareholders are subject to certain post-closing adjustments that are based on certain performance indicators as of the first anniversary of the closing date of the Merger. The first indicator is based on the performance of the volume-weighted average price of the Company's common stock on the first anniversary of the closing date of the Merger compared to the price of the Company's common stock on the date of the Merger Agreement. The second indicator is based on the Company's revenues for the twelve-month period following the closing date of the Merger. A portion of the securities that the Group A Shareholders and the Group B Shareholders are entitled to receive at closing of the Merger will be held in an escrow until the first anniversary of the closing date of the Merger and the post-closing adjustments are complete.

Consummation of the Merger is subject to certain closing conditions, including, among other things, receipt of all necessary approvals under federal and state securities laws, receipt of all authorizations required relating to the issuance of the Company's securities and transfer of all the shares pursuant to the terms of the Merger Agreement. The Company and Black Oak originally agreed that the closing of the Merger shall be as soon as reasonably practicable (but in any event, no later than the second business day) after the day on which the final closing conditions have been satisfied or validly waived, which satisfaction or waiver date shall not be prior to March 1, 2016 (the "Original Commitment Date"). On February 29, 2016, the parties executed the First Amendment to extend the Original Commitment Date to March 25, 2016. As a result of the First Amendment, the Company's right to terminate the Merger Agreement for any reason, in its discretion, was extended to March 25, 2016. The Company did not exercise its termination right. Accordingly, the Company can only terminate the Merger Agreement: (i) upon mutual written consent of all the parties, (ii) if there is a material breach of any covenant or obligation of Black Oak that is incapable of being cured prior to the closing date of the Merger or is not cured within 10 days Black Oak receives written notice of such breach, or (iii) the Company determines that the timely satisfaction of any of the closing conditions becomes impossible or impractical.

TERRA TECH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. SUBSEQUENT EVENTS, Continued

Further, Black Oak committed to use commercially reasonable efforts to assist the Company in its preparation of Black Oak's financial statements, which statements are to be reasonably capable of being audited under GAAP and which audit is to be completed not later than June 8, 2016 (75 days after March 25, 2016). The Company will file a Current Report on Form 8-K to disclose these financial statements not later than June 8, 2016.

The Company expects to close the Merger on March 31, 2016.

Asset Purchase Agreement:

On March 10, 2016, the Company entered into an Asset Purchase Agreement (the "Purchase Agreement") with Therapeutics Medical, LLC (the "Seller"), pursuant to which the Company acquired from the Seller certain assets (the "Assets") related to a business engaged in the research, development, and marketing of nutraceutical supplements. The Purchase Agreement provides that the Company will issue a Convertible Promissory Note (the "Convertible Promissory Note") due September 10, 2017, to the Seller in the principal amount of $1.25 million for the purchase of the Assets. The Convertible Promissory Note accrues interest at the rate of one percent per annum, and is convertible into shares of the Company's common stock at a conversion price equal to 90% of the average of the lowest three (3) volume-weighted average prices of one share of common stock for the five (5) consecutive trading days prior to the conversion date.

In addition, the Company may be required to issue an additional Convertible Promissory Note to the Seller based on the following calculation:

(i)

if the total revenue ("Total Revenue") generated by the Assets for the period beginning on April 1, 2016 and ending on March 31, 2017 (the "Applicable Period") is greater than $1.6 million but less than $3.2 million, the Company will issue to the Seller an additional Convertible Promissory Note in the principal amount equal to fifty (50%) of the Total Revenue in excess of $1.6 million; or

(ii)

if the Total Revenue generated by the Assets for the Applicable Period is greater than $3.2 million, the Company will issue to the Seller an additional Convertible Promissory Note in the principal amount equal to the sum of: (a) $800,000 (which equals 50% of the Total Revenue in excess of $1.6 million up to $3.2 million), plus (b) twenty five (25%) percent of the Total Revenue for the Applicable Period in excess of $3.2 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA TECH CORP.

Date: March 29, 2016	By:	/s/ Derek Peterson
Derek Peterson
President & Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Derek Peterson and Michael James, and each of them, as his true and lawful attorney-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K of Terra Tech Corp. for the fiscal year ended December 31, 2015, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, grant unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Power of Attorney has been signed by the following persons in the capacities and on the dates stated.

Dated: March 29, 2016	By:	/s/ Derek Peterson
Derek Peterson
President and Chief Executive Officer, and Director
(principal executive officer)

Dated: March 29, 2016	By:	/s/ Amy Almsteier
Amy Almsteier
Secretary, Treasurer, and Director

Dated: March 29, 2016	By:	/s/ Michael A. Nahass
Michael A. Nahass
Director

Dated: March 29, 2016	By:	/s/ Steven J. Ross
Steven J. Ross
Director

Dated: March 29, 2016	By:	/s/ Kenneth Vande Vrede
Kenneth Vande Vrede
Director

Dated: March 29, 2016	By:	/s/ Steven Vande Vrede
Steven VandeVrede
Director

Dated: March 29, 2016	By:	/s/ Michael Vande Vrede
Michael Vande Vrede
Director

Dated: March 29, 2016	By:	/s/ Michael James
Michael James
Chief Financial Officer
(principal accounting officer and principal financial officer)

Dated: March 29, 2016	By:	/s/ Kenneth P. Krueger
Kenneth P. Krueger
Director

62