Form 10-Q
period 2016-03-31
Terra Tech Corp.
filed 2016-05-12
CIK 1451512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 9, 2016, there were 349,911,822 shares of common stock outstanding, 100 shares of Series A Preferred Stock, convertible at any time into 100 shares of common stock, 24,818,700 shares of Series B Preferred Stock, convertible into approximately 133,631,960 shares of common stock, 21,378 shares of Series Q Preferred Stock, convertible into approximately 106,890,000 shares of common stock, 8,166 shares of Series Z Preferred Stock, convertible into approximately 15,164,262 shares of Series B Preferred Stock, which are convertible into approximately 81,649,323 shares of common stock and 29,871,782 shares of common stock issuable upon the exercise of all of our outstanding warrants.

TERRA TECH CORP.

Form 10-Q

TERRA TECH CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	Unaudited
Assets
Current Assets:
Cash	$1,131,000	$418,082
Accounts receivable, net	803,916	741,844
Prepaid expenses	19,368	147,230
Inventory	1,319,061	949,448
Total Current Assets	3,273,345	2,256,604

Property, equipment and leasehold improvements, net	7,314,449	6,694,975
Intangible assets, net	1,474,690	118,932
Deposits	90,636	94,528
Total Assets	$12,153,120	$9,165,039

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$1,394,387	$1,119,459
Derivative liability	1,334,000	743,400
Short-term debt	553,778	917,363
Total Current Liabilities	3,282,165	2,780,222
Long Term Liabilities
Long-term debt	1,250,000	-
Deferred tax liability, net	44,000	44,000
Total Long Term Liabilities	1,294,000	44,000

Commitment and Contingencies
Stockholders' Equity
Preferred stock, Convertible Series A, Par value $0.001; authorized and issued 100 shares as of March 31, 2016 and December 31, 2015, respectively	-	-
Preferred stock, Convertible Series B, Par value $0.001; authorized 24,968,000 shares as of March 31, 2016; authorized 24,999,900 shares as of December 31, 2015; issued and outstanding 16,150,000 and 16,300,000 as of March 31, 2016 and December 31, 2015, respectively	16,150	16,300
Preferred stock, Convertible Series Q, Par value $0.001; authorized 21,600 shares as of March 31, 2016; no shares outstanding as of March 31, 2016	-	-
Preferred stock, Convertible Series Z, Par value $0.001; authorized 8,300 shares as of March 31, 2016; no shares outstanding as of March 31, 2016	-	-
Common stock, Par value $0.001; authorized 350,000,000 shares; issued 349,739,408 and 303,023,744 shares as of March 31, 2016 and December 31, 2015, respectively	349,740	303,024
Additional paid-in capital	57,176,915	51,843,071
Accumulated Deficit	(50,078,173)	(45,952,109)
Total Terra Tech Corp. stockholders' equity	7,464,632	6,210,286
Non-controlling interest	112,323	130,531
Total Stockholders' Equity	7,576,955	6,340,817

Total Liabilities and Stockholders' Equity	$12,153,120	$9,165,039

The accompanying notes are an integral part of the consolidated condensed financial statements.

TERRA TECH CORP.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months
	Ended March 31,
	2016	2015

Total Revenues	$1,548,167	$763,353
Cost of Goods Sold	1,414,193	545,412
	133,974	217,941
Selling, general and administrative expenses	2,046,348	2,322,511
Loss from operations	(1,912,374)	(2,104,570)

Other Income (Expenses)
Amortization of debt discount	(94,406)	(41,126)
Loss on extinguishment of debt	(920,797)	-
Loss from derivatives issued with debt greater than debt carrying value	-	(224,000)
Gain (Loss) on fair market valuation of derivatives	(1,160,700)	408,200
Interest Expense	(55,995)	(188,529)
Total Other Income (Expense)	(2,231,898)	(45,455)
Loss before Provision of Income Taxes	(4,144,272)	(2,150,025)
Provision for income taxes	-	-
Net Loss	(4,144,272)	(2,150,025)
Net Loss attributable to non-controlling interest	18,208	73,511
Net Loss attributable to Terra Tech Corp.	$(4,126,064)	$(2,076,514)

Net Loss per Common Share attributable to Terra Tech Corp. common stockholders - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	326,500,982	204,859,138

The accompanying notes are an integral part of the consolidated condensed financial statements.

TERRA TECH CORP.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months
	Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,126,064)	$(2,076,514)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on fair market valuation of derivatives	1,160,700	(408,200)
Loss on extinguishment of debt	920,797	-
Amortization of debt discount	94,406	41,126
Depreciation and amortization	161,349	159,434
Stock issued for services	60,550	104,166
Stock option expense	47,589	-
Equity instruments issued with debt greater than debt carrying amount	-	224,000
Change in accounts receivable reserve	(6,659)	50,832
Changes in operating assets and liabilities:
Accounts receivable	(55,413)	(326,793)
Prepaid expenses	127,862	34,234
Inventory	(310,991)	118,106
Deposits	3,892	(75,735)
Accounts payable	265,177	950,088
Net cash used in operations	(1,656,805)	(1,205,256)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(770,203)	(43,212)
Purchase of intangible assets - domain names	(50,000)	-
Net cash used in investing activities	(820,203)	(43,212)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	-	750,000
Proceeds from issuance of common stock	3,208,134	-
Payments by subsidiaries for non-controlling interest	(18,208)	(73,511)
Net cash provided by financing activities	3,189,926	676,489

NET CHANGE IN CASH AND CASH EQUIVALENTS	712,918	(571,979)
CASH AND CASH EQUIVALENTS, beginning of period	418,082	846,650
CASH AND CASH EQUIVALENTS, end of period	$1,131,000	$274,671

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:

Cash paid for interest	$9,000	$-

The accompanying notes are an integral part of the consolidated condensed financial statements.

TERRA TECH CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

References in this document to the "Company," "Terra Tech," "we," "us," or "our" are intended to mean Terra Tech Corp., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

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

On February 9, 2012, the Company completed a reverse-triangular merger with GrowOp Technology Ltd., a Nevada corporation ("GrowOp Technology"), whereby it acquired all of the issued and outstanding shares of GrowOp Technology and in exchange the Company issued: (i) 33,998,520 shares of its common stock, (ii) 100 shares of Series A Preferred Stock, convertible into shares of common stock on a one-for-one basis, and (iii) 14,750,000 shares of Series B Preferred Stock, with each share convertible into 5.384325537 shares of common stock. As a result of the merger, GrowOp Technology became the Company's wholly-owned subsidiary. Following the merger, Terra Tech ceased its prior operations and is now solely a holding company. Through GrowOp Technology, the Company engages in the design, marketing, and sale of hydroponic equipment with proprietary technology to create sustainable solutions for the cultivation of indoor agriculture.

The Company is also a wholesale seller of locally grown hydroponic produce, herbs, and florals through its wholly-owned subsidiary, Edible Garden Corp., a Nevada corporation ("Edible Garden"). The Company acquired all of the issued and outstanding shares in Edible Garden pursuant to a Share Exchange Agreement, dated March 23, 2013 (the "Share Exchange Agreement"), entered into by and among the Company, Edible Garden,and the stockholders of Edible Garden. Pursuant to the Share Exchange Agreement, the Company offered and sold 1,250,000 shares of its common stock in consideration for all the issued and outstanding shares in Edible Garden. Separately, Amy Almsteier, one of the Company's stockholders and a director (and, at that time, an executive officer), offered and sold 7,650,000 shares of Series B Preferred Stock to Kenneth Vande Vrede, Michael Vande Vrede, Steven Vande Vrede, Daniel Vande Vrede, Beverly Willekes, and David Vande Vrede (collectively, the "Former EG Principal Stockholders").

On March 19, 2014, the Company formed MediFarm, LLC, a Nevada limited liability company ("MediFarm"), a subsidiary. On July 18, 2014, the Company formed MediFarm I, LLC, a Nevada limited liability company ("MediFarm I"), a subsidiary. On July 30, 2014, the Company formed MediFarm II, LLC, a Nevada limited liability company ("MediFarm II"), a subsidiary. Through MediFarm, MediFarm I, and MediFarm II, the Company is currently operating one medical marijuana dispensary facility in Nevada and plans to operate additional medical marijuana cultivation, production, and dispensary facilities in that state. In April 2016, MediFarm commenced operations at its dispensary in Las Vegas, Nevada under the "Blüm" brand.

TERRA TECH CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

On September 16, 2014, the Company formed IVXX, LLC, a Nevada limited liability company ("IVXX"), and a wholly-owned subsidiary, for the purpose of producing a line of cannabis flowers and cigarettes, as well as a complete line of cannabis pure concentrates including: oils, waxes, shatters, and clears. The Company began producing and selling IVXX's products during the first quarter of fiscal 2015. The Company currently offers these products to 200 select dispensaries in California. The Company uses its supercritical CO2 extraction lab located in Oakland, California to manufacture these products. IVXX also sells clothing, apparel, and other various branded products.

On October 14, 2015, the Company formed MediFarm I Real Estate, LLC, a Nevada limited liability company ("MediFarm I RE"). MediFarm I RE is a real estate holding company that owns the real property and building at which a medical marijuana dispensary facility will be located. It is the Company's intention that MediFarm I will operate the medical marijuana dispensary. The Company owns 50% of the membership interests in MediFarm I RE. The remaining membership interests are owned by Forever Young Investments, LLC (50%), an otherwise unaffiliated entity.

On March 31, 2016, we acquired Black Oak Gallery, a California corporation ("Black Oak"), that operates a medical marijuana dispensary in Oakland, California under the name Blüm, pursuant to that certain Agreement and Plan of Merger, dated December 23, 2015 (the "Merger Agreement"), with Generic Merger Sub, Inc., a California corporation and our wholly-owned subsidiary (the "Merger Sub"), and Black Oak. The Merger Agreement was amended by a First Amendment to the Agreement and Plan of Merger, dated February 29, 2016. Pursuant to the Merger Agreement, the Merger Sub merged with and into Black Oak, with Black Oak as the surviving corporation, and became our wholly-owned subsidiary (the "Merger"). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

Subject to the terms and conditions of the Merger Agreement, at the closing of the Merger, the outstanding shares of common stock of Black Oak held by (i) three of the current shareholders of Black Oak (the "Group A Shareholders") were converted into the right to receive approximately 8,166 shares of our Series Z Preferred Stock, of which approximately 1,175 shares of Series Z Preferred Stock were issued and paid at closing, and approximately 8,668,700 shares of our Series B Preferred Stock, of which approximately 1,248,300 shares of Series B Preferred Stock were issued and paid at closing and (ii) the remaining shareholders of Black Oak (the "Group B Shareholders") were converted into the right to receive approximately 21,378 shares of our Series Q Preferred Stock, of which approximately 3,695 shares of Series Q Preferred Stock were issued and paid at closing. The shares of Series Z Preferred Stock, Series B Preferred Stock, and Series Q Preferred Stock that were issued but not paid to the Black Oak shareholders at closing are subject to certain holdback and lock-up provisions, and held in an escrow account as security for the satisfaction of any post-closing adjustments or indemnification claims, as provided for in the Merger Agreement. Each share of Series Q Preferred Stock is to be converted into 5,000 shares of our common stock and each share of Series Z Preferred Stock is to be converted into 1,857 shares of our Series B Preferred Stock, in each case immediately upon our filing with the Secretary of State of the State of Nevada an Amendment to our Articles of Incorporation to increase our authorized capital for, among other reasons, satisfaction of the terms of this potential transaction. Accordingly, the approximately 21,378 shares of Series Q Preferred Stock to be issued to the Group B Shareholders is convertible into approximately 106,890,000 shares of common stock and the approximately 8,166 shares of Series Z Preferred Stock to be issued to the Group A Shareholders is convertible into approximately 15,164,262 shares of Series B Preferred Stock. The Series Z Preferred Stock is intended to mirror the rights of the holders of our Series B Preferred Stock. Each share of our Series B Preferred Stock remains convertible into 5.384325537 shares of our common stock. The aggregate fair market value of the securities issued in the Merger was approximately $22.9 million. The Group B Shareholders may also receive cash consideration equal to approximately $2.1 million.

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

TERRA TECH CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Since the Merger was completed on March 31, 2016, Black Oak's financial results are not included in the Company's financial statements for the quarter ended March 31, 2016.

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

Accounts Receivable

The Company reviews all outstanding accounts receivable for collectability on a quarterly basis. An allowance for doubtful accounts is recorded for any amounts deemed uncollectable. The Company does not accrue interest receivable on past due accounts receivable. There was an allowance of $161,960 at March 31, 2016 and $184,642 at December 31, 2015.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets: 3-32 years for machinery and equipment, leasehold improvements and buildings are amortized over the estimated useful life. Repairs and maintenance expenditures that do not extend the useful lives of related assets are expensed as incurred.

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

Deposits

Deposits are for contractors, stores, and land in California and Nevada.

TERRA TECH CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Revenue Recognition

Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments, and estimated returns, and upon transfer of title and risk to the customer which occurs at shipping (F.O.B. terms). Upon shipment, the Company has no further performance obligations and collection is reasonably assured as the majority of sales are paid for prior to shipping.

Cost of Goods Sold

Cost of goods sold are for the plants grown and purchased and sold into the retail marketplace by Edible Garden. It also includes the cost incurred in producing the oils, waxes, shatters, and clears sold by IVXX.

Research and Development

Research and development costs are expensed as incurred.

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related Federal and state deferred tax asset for the quarter ended March 31, 2016.

Loss Per Common Share

Net loss per share is computed in accordance with the provisions of ASC 260, "Earnings Per Share" by dividing net loss by the weighted average number of shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted income (loss) per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the quarter ended March 31, 2016; therefore, the basic and diluted weighted average shares of common stock outstanding were the same.

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

Balance Sheet Classification of Deferred Taxes – In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The new standard is effective for public entities for annual periods beginning after December 15, 2016, with early adoption allowed on either a prospective or retrospective basis. The Company adopted ASU 2015-17, on a prospective basis, for its annual period ending December 31, 2015. Accordingly, the accompanying consolidated balance sheet at March 31, 2016 reflects the presentation of deferred tax assets and deferred tax liabilities in accordance with ASU 2015-17.

Inventory Measurement – In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory ("ASU 2015-11"), which requires entities to measure inventory at the lower of cost and net realizable value ("NRV"). A SU 2015-11 defines NRV as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The ASU will not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. The guidance in ASU 2015-11 is effective prospectively for fiscal years beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. Upon transition, entities must disclose the nature of and reason for the accounting change. The Company does not expect that the adoption of this standard will have a material effect on its consolidated financial statements.

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

TERRA TECH CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. GOING CONCERN

The Company's future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing. Management believes they can raise the appropriate funds needed to support their business plan and develop an operating company which is cash-flow positive.

However, the Company incurred net losses for the quarter ended March 31, 2016, and has an accumulated deficit of approximately $50.1 million at March 31, 2016. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The transaction was accounted for as a business acquisition. In accordance with generally accepted accounting principles, intangible assets are recorded at fair value as of the date of the transaction. The Company preliminarily allocated the $212,500 consideration paid for the acquired assets as follows:

Cash	100
Intangible assets, customer list	212,400
Fair value acquired	$212,500

Intangible assets with estimated useful lives are amortized over a five-year period. Amortization expense was approximately $10,620 for the quarter ended March 31, 2016.

TERRA TECH CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. INVENTORY

Inventory consists of raw materials for Edible Garden's herb, produce, and floral product lines and IVXX's line of cannabis pure concentrates. Work-In-Progress consists of live plants grown for Edible Garden's herb, produce, and floral product lines along with IVXX's line of cannabis pure concentrates. Finished goods consists of IVXX's line of cannabis packaged to be sold into dispensaries. Cost of goods sold is calculated using the average costing method. The Company reviews its inventory periodically to determine net realizable value. The Company writes down inventory, if required, based on forecasted demand. These factors are impacted by market and economic conditions, new products introductions, and require estimates that may include uncertain elements. Inventory at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31,	December 31,
	2016	2015
Raw Materials	$615,010	$277,340
Work-In-Progress	257,946	542,530
Finished Goods	446,105	129,578
	$1,319,061	$949,448

6. PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

Property, equipment, and leasehold improvements at cost, less accumulated depreciation, at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31,	December 31,
	2016	2015
Land	$1,454,124	$1,454,124
Furniture	131,547	70,786
Equipment	2,358,202	2,322,444
Leasehold improvements	4,567,014	3,893,330
Subtotal	8,510,887	7,740,684
Less accumulated depreciation	(1,196,438)	(1,045,709)
Total	$7,314,449	$6,694,975

Depreciation expense related to property and equipment for the quarter ended March 31, 2016 was $150,729 and for the year ended December 31, 2015 was $602,814.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSE

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2016	2015
Accounts payable	$1,359,175	$1,105,994
Accrued interest	35,212	103,465
	$1,394,387	$1,119,459

TERRA TECH CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. NOTES PAYABLE

Notes payable are as follows:

	March 31,	December 31,
	2016	2015

Promissory note dated July 25, 2014 issued to an accredited investor, which matured July 24, 2015 and bore interest at a rate of 12% per annum. The holder of the note extended the maturity to July 25, 2016. Principal and interest may be converted into common stock based on the average trading price of the ten days prior to maturity at the holder's option.	$150,000	$150,000

Unsecured promissory demand notes issued to an accredited investor, which bears interest at a rate of 4% per annum. Holder may elect to convert into common stock at $0.75 per share. In 2015, the investor exchanged the notes from other accredited investors.	114,306	114,306

5% Original issue discount senior secured convertible promissory note dated May 5, 2014 issued to accredited investors, which matured November 5, 2015, and bore interest at a rate of 12% per annum. The fixed conversion price in effect was set at 90% of the 20-day volume weighted average price ("VWAP") of our common stock on February 5, 2014, or $0.30753 per share. In 2015, the holder of the note converted some of the debt and accrued interest into common stock. The remaining balance of the note and accrued interest was converted into common stock in March 2016.	-	96,491

Convertible promissory note dated April 7, 2015 issued to accredited investors, which matures October 7, 2016 and bears interest at a rate of 12% per annum. The conversion price in effect is $0.1303, subject to adjustment. The remaining balance of the note and accrued interest was converted into common stock in January 2016.	-	170,856

Convertible promissory note dated May 13, 2015 issued to accredited investors, which matures November 13, 2016 and bears interest at a rate of 12% per annum. The conversion price in effect is $0.1211, subject to adjustment. The remaining balance of the note and accrued interest was converted into common stock in January 2016.	-	170,783

Convertible promissory note dated December 14, 2015, issued to accredited investors, which matures December 13, 2016 and bears interest at a rate of 12% per annum. The conversion price in effect is $0.1211, subject to adjustment.	289,472	214,927

TERRA TECH CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. NOTES PAYABLE, Continued

	March 31,	December 31,
	2016	2015

Convertible promissory note dated March 10, 2016, issued to accredited investors, which matures September 10, 2017 and bears interest at a rate of 1% per annum. The conversion price in effect is 90% of the average of the lowest three (3) VWAPs for the five (5) consecutive trading days prior to the conversion date.	1,250,000	-

Total Debt	1,803,778	917,363

Less short-term portion	553,778	917,363

Long-term portion	$1,250,000	$-

Total debt as of March 31, 2016 and December 31, 2015, was $1,803,778 and $917,363, respectively, which included unamortized debt discount of $210,529 and $693,435, respectively. The senior secured promissory notes are secured by shares of common stock. There was accrued interest of $35,212 as of March 31, 2016.

On February 27, 2015, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with certain purchasers (the "Purchasers") relating to the issuance and sale (the "Offering") of (i) 12% Convertible Promissory Notes (the "Notes") in the aggregate principal amount of Three Million Dollars ($3,000,000), that are convertible into shares (the "Conversion Shares") of the Company's common stock, par value $0.001 per share, and (ii) warrants (the "Warrants") to acquire shares (the "Warrant Shares") of the Company's common stock pursuant to the terms of the Purchase Agreement. The purchase of the Notes occurred in three (3) tranches (each, a "Tranche", and, collectively, the "Tranches"), with the first Tranche of $750,000 closing simultaneously with the execution of the Purchase Agreement. The second tranche of $450,000 closed on April 6, 2015. The third and final tranche of $450,000 closed on May 12, 2015. The Company did not close on the remaining three (3) tranches.

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

TERRA TECH CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. FAIR VALUE MEASUREMENTS

The following table represents the fair value hierarchy for those financial assets measured at fair value on a recurring basis:

	Fair Value at
	March 31,	Fair Value Measurement Using
	2016	Level 1	Level 2	Level 3

Derivative liability - Conversion Feature	$1,334,000	-	-	$1,334,000
	$1,334,000	-	-	$1,334,000

	Fair Value at
	December 31,	Fair Value Measurement Using
	2015	Level 1	Level 2	Level 3

Derivative liability - Conversion Feature	$743,400	-	-	$743,400
	$743,400	-	-	$743,400

Liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Balance at December 31, 2015	$743,400
Change in fair market value of Conversion Feature	1,160,700
Issuance of equity instruments with debt greater than debt carrying amount	-
Derivative debt converted into equity	(570,100)
Issuance of equity instruments with derivatives	-
Balance at March 31, 2016	$1,334,000

TERRA TECH CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. TAX EXPENSE

The expense (benefit) for income taxes consists of the following:

	March 31, 2016	December 31, 2015
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	-	44,000
State	-	-

Total	$-	$44,000

The components of deferred tax assets and liabilities are as follows:

	March 31, 2016	December 31, 2015
Deferred income tax assets:
Allowance for bad debt	$71,000	$74,000
Warrants expense	3,904,000	3,412,000
Derivatives expense	1,239,000	729,000
Net operating losses	7,736,000	7,029,000
	12,950,000	11,244,000
Deferred income tax liabilities:
Depreciation	(44,000)	(44,000)
Total	12,906,000	11,200,000

Valuation allowance	(12,950,000)	(11,244,000)

Net deferred tax assets	$(44,000)	$(44,000)

Permanent differences include ordinary and necessary business expenses deemed by the Company as a non-allowable deduction under Internal Revenue Code Section 280E, and tax deductions related to equity compensation that are less than the compensation recognized for financial reporting.

As of March 31, 2016 and December 31, 2015, the Company had net operating loss carryforwards of approximately $18,000,000 and $18,000,000, respectively, which, if unused, will expire beginning in years 2034. These tax attributes are subject to an annual limitation from equity shifts, which constitute a change of ownership as defined under Internal Revenue Code Section 382, which will limit their utilization. The Company has yet to assess the effect of these limitations, but expects these losses to be substantially limited. Accordingly, the Company has placed a reserve against any assets associated with these losses.

TERRA TECH CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. TAX EXPENSE, Continued

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred through the period ended March 31, 2016. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of March 31, 2016, a valuation allowance of has been recorded against all deferred tax assets as these assets are more likely than not to be unrealized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

For the quarter ended March 31, 2016, IVXX produced and sold cannabis pure concentrates, subjecting the Company to the limits of Internal Revenue Code Section 280E. Pursuant to IRC Section 280E, the Company is allowed only to deduct expenses directly related to sales of product. For the quarter ended March 31, 2016, these direct expenses exceeded gross sales subject to IRC Section 280E and accordingly the Company had no tax liability. The Company recorded a deferred tax liability related to the tax depreciation in excess of that reported for financial reporting purposes incurred in prior periods.

11. CAPITAL STOCK

Preferred Stock

The Company authorized 25 million shares of preferred stock with $0.001 par value. The Company designated 100 shares of preferred stock as "Series A Preferred Stock," of which there were 100 shares of Series A Preferred Stock outstanding as of March 31, 2016. Series A Preferred Stock is convertible on a one-for-one basis into common stock and has all of the voting rights of the Company's common stock.

The Company designated 24,968,800 shares of preferred stock as "Series B Preferred Stock," of which there were 16,150,000 shares of Series B Preferred Stock outstanding as of March 31, 2016. Each share of Series B Preferred Stock: (i) has voting rights equal to 100 shares of common stock and (ii) is convertible, at the option of the holder, on a 1-for-5.384325537 basis, into shares of the Company's common stock.

The Company designated 21,600 shares of preferred stock as "Series Q Preferred Stock," of which there were no shares of Series Q Preferred Stock outstanding as of March 31, 2016. Each share of Series Q Preferred Stock is convertible into 5,000 shares of the Company's common stock and has all the voting rights of the Company's common stock.

The Company designated 8,300 shares of preferred stock as "Series Z Preferred Stock," of which there were no shares of Series Z Preferred Stock outstanding as of March 31, 2016. The Series Z Preferred Stock is intended to mirror the rights of the holders of the Series B Preferred Stock. Each share of Series Z Preferred Stock is convertible into 1,857 shares of Series B Preferred Stock.

Please refer to Note 17, Subsequent Events, to these Consolidated Financial Statements for additional disclosure regarding changes to the Company's capital stock subsequent to March 31, 2016.

Common Stock

The Company authorized 350 million shares of common stock, $0.001 par value per share. As of March 31, 2016, 349,739,408 shares of common stock were issued and outstanding.

TERRA TECH CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. WARRANTS

The Company has the following shares of common stock reserved for exercise of the warrants outstanding as of March 31, 2016:

	March 31, 2016
	Shares	Weighted Average Exercise Price
Warrants outstanding – beginning of year	32,426,008	$0.18
Warrants exercised	(9,206,330)	0.13
Warrants granted	6,842,104	0.13
Warrants expired	(150,000)	(0.46)

Warrants outstanding – end of period	29,911,782	$0.15

The following table summarizes information about fixed-price warrants outstanding:

Range of	Number Outstanding at	Average Remaining	Weighted
Exercise	March 31,	Contractual	Average
Prices	2016	Life	Exercise Price
$0.85	40,000	1 Months	$0.85
$0.40	333,333	5 Months	$0.40
$0.33	439,637	10 Months	$0.33
$0.16	750,000	12 Months	$0.16
$0.14	1,578,947	27 Months	$0.14
$0.21	14,946,119	27 Months	$0.21
$0.30	1,846,300	28 Months	$0.14
$0.06	7,067,002	31 Months	$0.06
$0.16	1,118,068	35 Months	$0.16
$0.13	863,392	37 Months	$0.13
$0.12	928,984	38 Months	$0.12
	29,911,782

TERRA TECH CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. OPERATING LEASE COMMITMENTS

The Company leases certain business facilities under operating lease agreements that specify minimum rentals. Many of these have renewal provisions along with the option to acquire the property. The Company's net rent expense for the quarter ended March 31, 2016 and 2015 was $133,867 and $136,650, respectively. Future minimum lease payments under non-cancelable operating leases having an initial or remaining term of more than one year are as follows:

Scheduled
Year Ending December 31:	Payments
2016	$541,656
2017	487,518
2018	478,587
2019	342,336
2020	256,173
2021 and thereafter	2,021,484
Total minimum rental payments	$4,127,754

14. LITIGATION AND CLAIMS

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follow appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for the Company's financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there were no matters that required an accrual as of March 31, 2016, nor were there any asserted or unasserted claims for which material losses are reasonably possible.

15. SEGMENT INFORMATION

The Company's operating and reportable segments are currently organized around the following products that it offers as part of its core business strategy:

•	Hydroponic Products

•	Cannabis Products

These two reportable segments, which are described in greater detail below, had previously been reported on a combined basis as they had been operated and evaluated as one operating segment. The Company experienced significant growth over the last year in most of our product areas. As the Company has grown organically, and as the Company previously added to its capabilities through acquisitions, its products have increased in scale and become more strategically important and distinctly organized and managed under these two groupings. In addition, Derek Peterson, the Company's chief operating decision maker ("CODM") has begun reviewing results and managing and allocating resources between these two strategic business groupings, and has begun budgeting using these business segments. The Company's segment information for the quarter ended March 31, 2016 has been reclassified to conform to its current presentation.

TERRA TECH CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Hydroponic Products – The Company's locally grown hydroponic products, which include produce, herbs, and floral products, are started from seed and are grown in environmentally controlled greenhouses. When harvested, the products are sold through retailers targeted to customers seeking produce, herbs, or floral products locally grown using environmentally sustainable methods.

Cannabis Products – IVXX's cannabis products are currently produced in the Company's supercritical Co2 lab in California and are sold in select dispensaries throughout California. The Company currently operates or plans to operate medical marijuana cultivation, production, and dispensary facilities in Nevada through its subsidiaries, MediFarm, MediFarm I, and MediFarm II. The Company was granted eight provisional permits in Nevada and have received approval from the local authorities with respect to all of the permits.

Summarized financial information concerning the Company's reportable segments is shown in the following tables. Total asset amounts at March 31, 2016 and 2015 exclude intercompany receivable balances eliminated in consolidation.

	3 Months Ended March 31, 2016
	Hydroponic	Cannabis	Eliminations
	Produce	Products	and Other	Total
Total Revenues	$1,401,443	$130,203	$16,521	$1,548,167
Cost of Goods Sold	1,200,932	213,261	-	1,414,193
	200,511	(83,058)	16,521	133,974
Selling, general and administrative expenses	518,652	202,136	1,325,560	2,046,348
Loss from operations	(318,141)	(285,194)	(1,309,039)	(1,912,374)

Other Income (Expenses)
Amortization of debt discount	-	-	(94,406)	(94,406)
Loss on extinguishment of debt	-	-	(920,797)	(920,797)
Gain (Loss) on fair market valuation of derivatives	-	-	(1,160,700)	(1,160,700)
Interest Income (Expense)	-	-	(55,995)	(55,995)
Total Other Income (Expense)	-	-	(2,231,898)	(2,231,898)
Loss before Provision of Income Taxes	$(318,141)	$(285,194)	$(3,540,937)	$(4,144,272)

Total assets at March 31, 2016	$6,667,866	$2,734,868	$2,750,386	$12,153,120

TERRA TECH CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. SEGMENT INFORMATION, Continued

	3 Months Ended March 31, 2015
	Hydroponic	Cannabis	Eliminations
	Produce	Products	and Other	Total
Total Revenues	$458,773	$304,025	$555	$763,353
Cost of Goods Sold	288,093	257,319	-	545,412
	170,680	46,706	555	217,941
Selling, general and administrative expenses	472,065	215,515	1,634,931	2,322,511
Loss from operations	(301,385)	(168,809)	(1,634,376)	(2,104,570)

Other Income (Expenses)
Amortization of debt discount	-	-	(41,126)	(41,126)
Loss from derivatives issued with debt greater than debt carrying value	-	-	(224,000)	(224,000)
Gain (Loss) on fair market valuation of derivatives	-	-	408,200	408,200
Interest Income (Expense)	-	-	(188,529)	(188,529)
Total Other Income (Expense)	-	-	(45,455)	(45,455)
Loss before Provision of Income Taxes	$(301,385)	$(168,809)	$(1,679,831)	$(2,150,025)

Total assets at March 31, 2015	$6,009,693	$794,180	$426,508	$7,230,381

16. RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2016, our subsidiary, IVXX, purchased raw materials totaling $16,076 from Black Oak, an entity in which the Company's Chief Executive Officer then-held an ownership interest. On March 31, 2016, we completed the Merger, whereby Merger Sub merged with and into Black Oak, with Black Oak as the surviving corporation, and becoming a wholly-owned subsidiary of the Company. The terms of the purchases of the raw materials were at arms-length. There was no accounts receivable balance from this entity as of March 31, 2016.

17. SUBSEQUENT EVENTS

Issuances of Debt:

On March 31, 2016, the Company issued a demand promissory note in favor of Dominion Capital LLC ("Dominion") in the amount of $750,000. The principal and interest under the demand note is due and payable on demand, but in no case later than June 30, 2016. Payment may be made in either cash or shares of the Company's common stock, at Dominion's option. Dominion may also, at its option, convert the demand note into a subsequent securities offering that is undertaken by the Company. Interest accrues at the simple rate of one percent (1%). The Company received the $750,000 on April 1, 2016.

TERRA TECH CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17. SUBSEQUENT EVENTS, Continued

On April 29, 2016, the Company issued a demand promissory note in favor of Dominion in the amount of $500,000. The demand note matures on the earlier of July 31, 2016, or on demand. Payment may be made in either cash or shares of the Company's common stock, at Dominion's option. Dominion may also, at its option, convert the demand note into a subsequent securities offering that is undertaken by the Company. Interest accrues at the simple rate of one percent (1%). The Company received the $500,000 on May 3, 2016.

Issuances and Sales of Common Stock:

In the second quarter of 2016, the Company issued 172,414 shares of common stock for the net amount of $100,000 pursuant to an agreement for the sale and assignment of various trademarks. The $100,000 liability was recorded on the books as March 31, 2015.

Designation of New Series of Preferred Stock:

Effective May 3, 2016, the Company designated two additional series of preferred stock: (i) Series G Preferred Stock and (ii) Series N Preferred Stock, by filing Certificate of Designations with the Secretary of State of the State of Nevada. The Certificate of Designation of Series G Preferred Stock (the "Series G Certificate") designates one share as Series G Preferred Stock. Each share of Series G Preferred Stock is convertible into 14,545,355 shares of the Company's common stock immediately upon the Company filing with the Secretary of State of the State of Nevada an Amendment to its Articles of Incorporation to increase its authorized capital. The holder of the Series G Preferred Stock is entitled to a liquidation preference equal to $15,545.46 per share (subject to appropriate adjustment in the event of any stock dividend, forward stock split, or other similar recapitalization). Such liquidation preference is in preference (but equal to the holders of the Series Q Preferred Stock and the holder of the Series N Preferred Stock) to the holders of the Company's common stock, but subordinate in preference to any sum to which the holders of any shares of any other series of the Company's preferred stock are entitled.

The Certificate of Designation of Series N Preferred Stock (the "Series N Certificate") designates one share as Series N Preferred Stock. Each share of Series G Preferred Stock is convertible into 2,500,000 shares of the Company's common stock immediately upon the Company filing with the Secretary of State of the State of Nevada an Amendment to its Articles of Incorporation to increase its authorized capital. The holder of the Series N Preferred Stock are entitled to a liquidation preference equal to $2,500 per share (subject to appropriate adjustment in the event of any stock dividend, forward stock split, or other similar recapitalization). Such liquidation preference is in preference (but equal to the holder of the Series G Preferred Stock and the holders of the Series Q Preferred Stock) to the holders of the Company's common stock, but subordinate in preference to any sum to which the holders of any shares of any other series of the Company's preferred stock are entitled.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q may contain "forward-looking statement" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which provides a "safe harbor" for forward-looking statements made by us. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends, and other information, may be forward-looking statements. Words such as "might," "will," "may," "should," "estimates," "expects," "continues," "contemplates," "anticipates," "projects," "plans," "potential," "predicts," "intends," "believes," "forecasts," "future," and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates, and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs, estimates, and projections will occur or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties, and other important factors, many of which are beyond our control, that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties, and other important factors that could cause actual results to differ include, among others, the risk, uncertainties and factors set forth under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the "SEC"), and in this report, as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC's website at www.sec.gov.

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

Company Overview

We were incorporated in Nevada on July 22, 2008 under the name Private Secretary, Inc. We changed our name to Terra Tech Corp. on January 27, 2012. Our corporate headquarters is located at 4700 Von Karman Avenue, Suite 110, Newport Beach, California 92660 and our telephone number is (855) 447-6967. Our website addresses are as follows: www.terratechcorp.com, www.ediblegarden.com, www.ivxx.com, and www.blumoak.com.

Our original business was to develop a software program that would allow for automatic call processing through "VoIP" technology. Our operations were limited to capital formation, organization, and development of our business plan and target customer market. We generated no revenue.

On February 9, 2012, we completed a reverse-triangular merger with GrowOp Technology, whereby we acquired all of the issued and outstanding shares of GrowOp Technology and in exchange we issued: (i) 33,998,520 shares of our common stock, (ii) 100 shares of Series A Preferred Stock, convertible into shares of common stock on a one-for-one basis, and (iii) 14,750,000 shares of Series B Preferred Stock, with each share convertible into 5.384325537 shares of common stock. As a result of the merger, GrowOp Technology became our wholly-owned subsidiary. Following the merger, we ceased our prior operations and are now solely a holding company. Through GrowOp Technology, we engage in the design, marketing, and sale of hydroponic equipment with propriety technology to create sustainable solutions for the cultivation of indoor agriculture.

We entered into the Share Exchange Agreement by and among the Company, Edible Garden, and the stockholders of Edible Garden. Pursuant to the Share Exchange Agreement, we offered and sold 1,250,000 shares of our common stock in consideration for all the issued and outstanding shares in Edible Garden. Separately, Amy Almsteier, one of our stockholders and a director (and, at that time, an officer), offered and sold 7,650,000 shares of Series B Preferred Stock to the Former EG Principal Stockholders. Articles of Exchange, consummating the share exchange, were filed with the Secretary of the State of Nevada on April 24, 2013. Through Edible Garden, we are the retail seller of locally grown hydroponic produce, herbs, and floral products.

We formed MediFarm on March 19, 2014. We own 60% of the membership interests in MediFarm. The remaining membership interests are owned by Camden Goorjian (20%) and by Richard Vonfeldt (20%), two otherwise unaffiliated individuals. Upon receipt of the necessary governmental approvals and permitting, as to which there can be no assurance, we expect MediFarm to operate medical marijuana cultivation, production, and dispensary facilities in Clark County, Nevada. In April 2016, MediFarm commenced operations at its medical marijuana dispensary facility in the City of Las Vegas under the "Blüm" brand.

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

On September 16, 2014, we formed IVXX for the purpose of producing a line of cannabis flowers and cigarettes, as well as a complete line of cannabis pure concentrates, including: oils, waxes, shatters, and clears. We currently offer these products to 200 select dispensaries in California. IVXX also sells clothing, apparel, and other various branded products.

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

On March 31, 2016, Merger Sub merged with and into Black Oak, with Black Oak as the surviving corporation, and becoming our wholly-owned subsidiary. Black Oak operates a medical marijuana dispensary under the name Blüm in Oakland, California.

Our business segments consist of hydroponic products and cannabis products. Our hydroponic products are locally grown hydroponic produce, herbs, and floral products that are started from seed and are grown in environmentally controlled greenhouses. When harvested, the products are sold through retailers targeted to customers seeking fresh produce locally grown using environmentally sustainable methods. This segment consists of Edible Garden's business and operations. Our cannabis products segment consists of the businesses of IVXX and Black Oak, as well as the current or proposed business operations of MediFarm, MediFarm I, and MediFarm II. IVXX's cannabis products are currently produced in our supercritical Co2 lab in California and are sold in select dispensaries throughout California. Black Oak dispenses medical marijuana in Oakland, California under the "Blüm" brand. We currently operate or plan to operate medical marijuana cultivation, production, and dispensary facilities in Nevada through our subsidiaries, MediFarm, MediFarm I, and MediFarm II. See Note 16, Segment Information, in the Notes to the Consolidated Financial Statements for information on our net sales, cost of goods sold, selling, general and administrative expenses, other income (expense), loss from operations, and identifiable assets by segment for the three months ended March 31, 2016 and March 31, 2015.

We have ramped up our marketing and branding efforts in order to generate additional revenues. We believe that these efforts position us to stay on track with our projected annual revenues this year of approximately $21 million.

Results of Operations for the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015:

Revenues. For the quarter ended March 31, 2016, we generated revenues of approximately $1.55 million, compared to approximately $763,000 for the quarter ended March 31, 2015, an increase of approximately $785,000. The increase was primarily due to revenue generated by Edible Garden from the sales of its produce, herbs and floral products and IVXX from the sale of its cannabis products. At this stage in our development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross Margin. Our gross profits for the quarter ended March 31, 2016 was approximately $134,000, compared to gross profits of approximately $218,000 for the quarter ended March 31, 2015, a decrease of approximately $84,000. Our gross margin percentage for the quarter ended March 31, 2016 was approximately 8.65%, compared to approximately 28.55% for the quarter ended March 31, 2015. In the first quarter 2016, IVXX began to research and develop new forms of extracted cannabis products. In addition, IVXX refined its propriety recipe of extraction to produce a higher quality and more stable cannabis product in both look and efficacy. As a result of these activities, we have incurred additional costs of operations and had less time available in our Co2 extraction lab for ordinary production of our cannabis products. Our gross margin was also impacted by the allocation of IVXX's business activities into cost of goods sold. Until California's Medical Marijuana Regulation and Safety Act ("MMRSA") comes into effect in 2018, IVXX must continue to operate in accordance with the current state and local rules and regulations, which includes operating as a not-for-profit. In an effort to maintain compliance with such rules and regulations, as well as mitigate the effect of Internal Revenue Code Section 280E on IVXX's taxes, we have allocated much of IVXX's business activities into cost of goods sold, which has resulted in a lower gross margin. Management intends to explore various tax strategies and other alternatives, including seeking approval from California and local authorities to operate as a for-profit corporation prior to MMRSA taking effect in 2018, in order to improve our gross margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended March 31, 2016 were approximately $2.0 million, compared to approximately $2.3 million for the quarter ended March 31, 2015, a decrease of approximately $276,000. The decrease was primarily due to: (i) an approximately $31,000 increase in commissions for additional sales generated by brokers hired by Edible Garden; (ii) an approximately $49,000 increase in travel to our medical marijuana dispensaries in Nevada and California; (iii) an approximately $60,000 increase in director compensation; (iv) an approximate $63,000 increase in accounting fees related to the acquisition of Black Oak; and (v) an approximately $131,300 increase in research and development in connection with IVXX's refined propriety extraction methods. These increases were offset by: (i) an approximately $315,400 decrease in legal fees; (ii) an approximately $239,400 decrease in consulting fees incurred in connection with the construction of the cannabis dispensaries in Nevada; and (iii) an approximate $38,300 decrease in utility expenses as a result of a warmer winter on the East Coast where Edible Garden's greenhouse facility is located.

Operating Income (Loss). We realized an operating loss of approximately $1.9 million for the quarter ended March 31, 2016, compared to approximately $2.1 million for the quarter ended March 31, 2015.

Other Income (Expense). Other expense for the quarter ended March 31, 2016 was approximately $2.2 million, compared to an expense of approximately $45,000 for the quarter ended March 31, 2015. For the quarter ended March 31, 2016, we had an increase in amortization of debt discount in the amount of approximately $94,400 versus $41,100 in the prior year's period. We had a loss on the extinguishment of debt of approximately $921,000 versus $0 in the prior year's period. We had a loss on the issuance of derivatives in the amount of $0 for the quarter ended March 31, 2016, compared to approximately $224,000. The decrease of approximately $224,000 was due to the fact that no convertible notes were issued during the first quarter of fiscal 2016. We had a loss on the fair market valuation of the derivatives in the amount of $1.2 million for the quarter ended March 31, 2016, compared to a gain of approximately $408,200 from the same period of the prior year. Interest expense totaled approximately $56,000 for the quarter ended March 31, 2016, compared to approximately $188,500 for the quarter ended March 31, 2015. This decrease is due to less debt outstanding during the quarter ended March 31, 2016.

Net Income (Loss). We incurred a net loss of approximately $4.1 million, or $0.01 per share, for the quarter ended March 31, 2016, compared to a net loss of approximately $2.1 million, or $0.01 per share, for the quarter ended March 31, 2015. The primary reasons for the increase in net loss is (i) an approximately $921,000 loss from the extinguishment of debt and (ii) an approximately $1.2 million loss from the fair market valuation of derivatives during the quarter ended March 31, 2016 compared to the prior year's first quarter.

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

Critical Accounting Policies

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described in Note 1, Summary of Significant Accounting Policies, to the consolidated condensed financial statements included in this report.

Liquidity and Capital Resources

We have never reported net income. We incurred net losses for the three months ended March 31, 2016 and have an accumulated deficit of approximately $50.1 million at March 31, 2016. As of March 31, 2016, we had a working capital deficit of approximately $8,800. At March 31, 2016, we had a cash balance of approximately $1.1 million, compared to a cash balance of approximately $418,100 at December 31, 2015. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through private sales of preferred stock, common stock, and debt securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations.

We anticipate requiring additional capital for the commercial development of our subsidiaries. We anticipate we will need an additional $13.5 million in capital for the commercial development of MediFarm, MediFarm I, and MediFarm II. In April 2016, MediFarm commenced operations at its dispensary located in Las Vegas, Nevada under the "Blüm" brand. None of MediFarm, MediFarm I, or MediFarm II has commenced operations at any other of its proposed cultivation, production, or dispensary facilities. With respect to the proposed cultivation and production facilities, we intend to complete the construction of such facilities in phases, the timing of which will be dictated by market demand. Accordingly, the $13.5 million budget as described herein is entirely prospective as to the timing and amount of expenditures. With respect to MediFarm, the estimated construction budget (for year one) and operation budget (for the first five years of operation) is approximately $750,000 for the dispensary facilities and approximately $6 million for the cultivation and production facility. With respect to MediFarm I's dispensary facility, the estimated construction budget (for year one) and operation budget (for the first five years of operation) is approximately $750,000. With respect to MediFarm II's cultivation and production facility, the estimated construction budget (for year one) and operation budget (for the first five years of operation) is approximately $6 million. Forever Green NV, LLC, a member of both MediFarm I and MediFarm II, has agreed to contribute approximately $500,000 in the form of debt to MediFarm I and approximately $750,000 in the form of debt to MediFarm II. We will be obligated to contribute the remaining amount, or approximately $12.3 million in the aggregate, for all three subsidiaries. This amount is in addition to any proceeds we may receive if and when we sell additional securities.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included a note to our financial statements for the year ended December 31, 2015 regarding concerns about our ability to continue as a going concern. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products, and achieving a profitable level of operations. The consolidated condensed financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should we be unable to continue as a going concern.

Promissory Notes

Fiscal 2015

On February 27, 2015, we entered into a Securities Purchase Agreement with certain purchasers relating to the issuance and sale of (i) 12% Convertible Promissory Notes in the aggregate principal amount of Three Million Dollars ($3,000,000), that are convertible into shares of our common stock, and (ii) warrants to acquire shares of our common stock. The purchase of the notes occurred in three (3) tranches, with the first tranche of $750,000 closing simultaneously with the execution of the agreement. The second tranche of $450,000 closed on April 6, 2015 and the third and final tranche of $450,000 closed on May 12, 2015. We agreed to reimburse the purchasers $15,000 for legal fees incurred in connection with the offering that was paid at the closing of the first tranche. Aegis Capital Corp. ("Aegis"), the placement agent, was paid approximately $68,000 at the closing of the first, second and third tranches.

Each note accrued interest at 12% per annum, of which twelve months interest was guaranteed, payable on each conversion date for the principal amount being converted and on the maturity date in either cash or, at the holder's option, in shares of common stock. All principal and interest due and owing under each note was convertible into shares of our common stock, at any time at the election of the holder, at a conversion price equal to 75% of the lowest VWAP in the prior 20-trading days immediately before the conversion date. We also agreed to issue to the purchasers a series of warrants to purchase up to that number of shares of common stock equal to 25% of the principal amount of the note issuable to the purchasers at the applicable closing divided by the conversion price of the note.

Operating Activities

Cash used in operations for the three months ended March 31, 2016 was approximately $1.7 million, compared to approximately $1.2 million for the three months ended March 31, 2015. The increase in the cash used in operations was primarily due to: (i) an increase in net loss for the three months ended March 31, 2016, compared to the three months ended March 31, 2015; (ii) an approximate $1.2 million loss on the fair market value of derivatives for the three months ended March 31, 2016, compared to an approximate $408,200 gain on the fair market value of derivatives for the three months ended March 31, 2015; (iii) the increase in the amortization of debt discount of approximately $94,400 for the three months ended March 31, 2016 versus $41,100 for the three months ended March 31, 2015; (iv) the increase of stock option expense of approximately $47,600 for the three months ended March 31, 2016, compared to $0 for the three months ended March 31, 2015; and (v) a reduction from the equity instruments issued with debt greater than debt carrying value in the amount of $0 for the three months ended March 31, 2016, compared to approximately $224,000 for the three months ended March 31, 2015.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2016 was approximately $820,200, compared to cash used by investing activities of approximately $43,200 for the three months ended March 31, 2015. During the first three months of fiscal 2016, cash used in investing activities was primarily comprised of expenditures related to the construction of the MediFarm dispensaries in Nevada.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2016 was approximately $3.2 million, compared to $676,500 for the three months ended March 31, 2015, an increase of approximately $2.5 million. The cash provided by financing activities in the first three months of fiscal 2016 was primarily due to approximately $3.2 million from the sale of common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2016.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for our fiscal Year ended December 31, 2015. Please refer to that section for disclosures regarding the risk and uncertainties relating to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 30, 2016, we entered into an agreement whereby we issued 172,414 shares of our common stock in exchange for the sale and assignment of certain trademarks valued at approximately $100,000. The issuances were made pursuant to the exemption for registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.

On March 31, 2016, we entered into a demand promissory note in favor of Dominion in the amount of $750,000. The principal and interest under the demand note is due and payable on demand, but in no case later than June 30, 2016. Payment may be made in either cash or shares of the Company's common stock, at Dominion's option. Dominion may also, at its option, convert the demand note into a subsequent securities offering that is undertaken by us. Interest is at the simple rate of one percent (1%). We may prepay all or any portion of the principal of the demand note at any time without penalty upon at least three (3) days' notice to Dominion. The demand note contains customary events of default, including, default in any payment required under the demand note, failure to observe or perform any material covenant, agreement, or warranty contained in, or otherwise commit any breach of default of any provision of the demand note, and commencement of bankruptcy proceedings. Upon the occurrence of an event of default, Dominion shall give notice to us, at which time, we will have five business days to pay the outstanding amount due under the demand note, including interest, in full. If we fail to make such full payment within such five-day period, we will be subject to a default penalty fee equal to $15,000 per month during the default period. The issuance of the demand note was made pursuant to the exemption for registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.

On April 29, 2016, we entered into a demand promissory note in favor of Dominion in the amount of $500,000. The principal and interest under the demand note is due and payable on demand, but in no case later than July 31, 2016. Payment may be made in either cash or shares of the Company's common stock, at Dominion's option. Dominion may also, at its option, convert the demand note into a subsequent securities offering that is undertaken by us. Interest is at the simple rate of one percent (1%). We may prepay all or any portion of the principal of the demand note at any time without penalty upon at least three (3) days' notice to Dominion. The demand note contains customary events of default, including, default in any payment required under the demand note, failure to observe or perform any material covenant, agreement, or warranty contained in, or otherwise commit any breach of default of any provision of the demand note, and commencement of bankruptcy proceedings. Upon the occurrence of an event of default, Dominion shall give notice to us, at which time, we will have five business days to pay the outstanding amount due under the demand note, including interest, in full. If we fail to make such full payment within such five-day period, we will be subject to a default penalty fee equal to $10,000 per month during the default period. The issuance of the demand note was made pursuant to the exemption for registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a)

4.9	Certificate of Designation for Series G Preferred Stock *

4.10	Certificate of Designation for Series N Preferred Stock *

10.28	Agreement of Merger dated March 31, 2016, by and between Generic Merger Sub, Inc. and Black Oak Gallery *

10.29	Operations and Asset Management Agreement dated March 31, 2016, by and among Platinum Standard, LLC, Black Oak Gallery, and Terra Tech Corp. *

10.30	Form of Demand Promissory Note, dated March 31, 2016, with Dominion Capital LLC *

10.31	Form of Demand Promissory Note, dated April 29, 2016, with Dominion Capital LLC *

31.1	Certification of Derek Peterson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Michael C. James, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Derek Peterson, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

32.2	Certification of Michael C. James, Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculations Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Presentation Linkbase Document *

______________

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA TECH CORP.

Date: May 12, 2016	By:	/s/ Michael C. James
Michael C. James
Chief Financial Officer Chief Accounting Officer

