Form 10-Q/A
period 2016-03-31
Terra Tech Corp.
filed 2016-07-01
CIK 1451512

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the "Amendment") to the Quarterly Report on Form 10-Q of Terra Tech Corp. (the "Company") for the quarter ended March 31, 2016, filed with the Securities and Exchange Commission (the "SEC") on May 12, 2016 (the "Original Form 10-Q"), is solely to amend certain notes in "Item 1. Financial Statements" in connection with the comment letter received from the staff of the SEC on June 24, 2016.

No other changes have been made to the Original Form 10-Q. This Amendment speaks as of the original filing date of the Original Form 10-Q, does not reflect events that may have occurred after the original filing date, and does not modify or in any way update disclosures made in the Original Form 10-Q.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is calculated using the straight-line method over the estimated useful lives of the assets: 3-32 years for machinery and equipment, leasehold improvements, and buildings are amortized over the estimated useful life.  Repairs and maintenance expenditures that do not extend the useful lives of related assets are expensed as incurred.  The Company tests property and equipment for impairment annually for recoverability or whenever events or changes in circumstances indicate that the carry amount may not be recoverable.  The Company has concluded for the years ended December 31, 2014, and 2015, and for the quarterly periods ended March 31, 2015, and 2016, that the sum of the undiscounted cash flows exceeds the carry amount of the assets.

Intangibles

Intangible assets with definite lives are amortized on a straight-line basis up to five years, but are tested for impairment quarterly and when an event occurs or circumstances change such that it is more likely than not that an impairment may exist.  The Company tests intangibles for impairment by first comparing the carrying value of net assets to the fair value of the related operations.  If the fair value is determined to be less than the carrying value, a second step is performed to compute the amount of the impairment.  In this process, a fair value for intangibles is estimated, based in part on the fair value of the operations, and is compared to its carrying value.  The shortfall of the fair value below the carrying value represents the amount of intangible impairment.  The Company tests these intangibles for impairment by comparing their carrying value to current projections of discounted cash flows attributable to trademarks, patent, customer lists, and vendor numbers.  Any excess carrying value over the amount of discounted cash flows represents the amount of the impairment.  We do not amortize intangible assets with indefinite lives, but perform reviews of intangible assets with indefinite lives for impairment annually or more frequently if impairment indicators arise.  Based on the test results, no impairment has occurred.

Deposits

Deposits are for contractors, stores, and land in California and Nevada.

TERRA TECH CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Revenue Recognition

Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments, and estimated returns and upon transfer of title and risk to the customer, which occurs at shipping (F.O.B. terms). Upon shipment, the Company has no further performance obligations and collection is reasonably assured as the majority of sales are paid for prior to shipping. Edible Garden records the revenue for the products it grows in its own greenhouses, as well as negotiating and recording the full revenue for products sold from other growers into the retail chains. Edible Garden bears the credit risk for the amounts billed to the retailers.

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

TERRA TECH CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. ACQUISITION

In March 2016, the Company acquired certain assets from Therapeutics Medical. The fair value of total consideration transferred in connect with the close was $1,250,000. Of the total purchase price, $58,622 was attributed to finished goods inventory, $191,378 was attributed to the existing brands and $1,000,000 was attributed to the trademarks, patent, customer list and vendor numbers. The Company has determined that the trademarks, patent, customer list and vendor numbers have a useful life of 5 years.

6. INVENTORY

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

7. PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

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

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSE

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

9. NOTES PAYABLE, Continued

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

11. TAX EXPENSE

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

11. TAX EXPENSE, Continued

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

12. CAPITAL STOCK

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

15. LITIGATION AND CLAIMS

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

16. SEGMENT INFORMATION, Continued

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

16. SEGMENT INFORMATION, Continued

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

17. RELATED PARTY TRANSACTIONS

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

18. SUBSEQUENT EVENTS

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

18. SUBSEQUENT EVENTS, Continued

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

TERRA TECH CORP.

Date: July 1, 2016	By:	/s/ Michael C. James
Michael C. James
Chief Financial Officer Chief Accounting Officer

