Form 10-Q/A
period 2016-03-31
Terra Tech Corp.
filed 2016-07-20
CIK 1451512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

The purpose of this Amendment No.  2 (the "Amendment") to the Quarterly Report on Form 10-Q of Terra Tech Corp. (the "Company") for the quarter ended March 31, 2016, filed with the Securities and Exchange Commission (the "SEC") on May 12, 2016 (the "Original Form 10-Q"), is solely to amend certain notes in "Item 1. Financial Statements" in connection with the comment letter received from the staff of the SEC on July 15, 2016.

Except as previously amended on July 1, 2016, no other changes have been made to the Original Form 10-Q. This Amendment speaks as of the original filing date of the Original Form 10-Q, does not reflect events that may have occurred after the original filing date, and does not modify or in any way update disclosures made in the Original Form 10-Q.

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

On March 31, 2016, we acquired Black Oak Gallery, a California corporation ("Black Oak"), that operates a medical marijuana dispensary in Oakland, California under the name Blüm, pursuant to that certain Agreement and Plan of Merger, dated December 23, 2015 (the "Merger Agreement"), with Generic Merger Sub, Inc., a California corporation and our wholly-owned subsidiary (the "Merger Sub"), and Black Oak. The Merger Agreement was amended by a First Amendment to the Agreement and Plan of Merger, dated February 29, 2016. Pursuant to the Merger Agreement, the Merger Sub merged with and into Black Oak, with Black Oak as the surviving corporation, and became our wholly-owned subsidiary (the "Merger"). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended. The acquisition date for accounting purposes was on April 1, 2016.

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

TERRA TECH CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Since the Merger was completed on March 31, 2016, and the acquisition date for accounting purposes was April 1, 2016, Black Oak's financial results are not included in the Company's financial statements for the quarter ended March 31, 2016.

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

Intangibles

The Carrying Value, Recoverability and Impairment of Long-Lived Assets. The Company has adopted paragraph 360-10-35-17 of FASB Accounting Standards Codification for its long-lived assets. The Company's long -lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the assets expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company's overall strategy with respect to the manner of use of the acquired assets or changes in the Company's overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company's stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events. The impairment charges, if any, are included in operating expenses in the accompanying statements of operations. Based on the test results, no impairments have occurred.

Deposits

Deposits are for contractors, stores, and land in California and Nevada.

TERRA TECH CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Revenue Recognition

Cannabis Products – We recognize revenue from product sales net of discounts, rebates, promotional adjustments, price adjustments, and estimated returns and upon transfer of title and risk to the customer, which occurs at shipping (F.O.B. terms). Upon shipment, the Company has no further performance obligations, selling price is fixed, and collection is reasonably assured.

Hydroponic Produce – We recognize revenue from products grown in our greenhouses and sold net of discounts, rebates, promotional adjustments, price adjustments, and estimated returns and upon transfer of title and risk to the customer, which occurs at shipping (F.O.B. terms). Upon shipment, the Company has no further performance obligations, selling price is fixed, and collection is reasonably assured.

For sales for which the Company uses an outside grower, the Company evaluates whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. The Company determines the product specifications, cultivation, and packaging, while disclosing trade and operational secrets, greenhouse technologies, and nutrients used to grow. The Company is the primary obligor in the transaction because it is the Company's brand that is sold into the retail channel. The Company is subject to inventory risk until product is accepted by the retailer. The Company bears credit risk for the amount billed to the Retailer and, thus, must pay the Grower in the event the selling price is not collected. This revenue is recorded at the gross sale price once the Retailer has accepted delivery, selling price is fixed, and collection is reasonably assured.

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

TERRA TECH CORP.

Date: July 20, 2016	By:	/s/ Michael C. James
Michael C. James
Chief Financial Officer Chief Accounting Officer

