Form 10-Q/A
period 2016-03-31
Terra Tech Corp.
filed 2016-07-29
CIK 1451512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 3

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

EXPLANATORY NOTE

The purpose of this Amendment No.  3 (the "Amendment") to the Quarterly Report on Form 10-Q of Terra Tech Corp. (the "Company") for the quarter ended March 31, 2016, filed with the Securities and Exchange Commission (the "SEC") on May 12, 2016 (the "Original Form 10-Q"), is solely to amend certain notes in "Item 1. Financial Statements" in connection with the comment letter received from the staff of the SEC on July 28, 2016.

Except as previously amended on July 1 and 20, 2016, no other changes have been made to the Original Form 10-Q. This Amendment speaks as of the original filing date of the Original Form 10-Q, does not reflect events that may have occurred after the original filing date, and does not modify or in any way update disclosures made in the Original Form 10-Q.

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

On April 1, 2016, we acquired Black Oak Gallery, a California corporation ("Black Oak"), that operates a medical marijuana dispensary in Oakland, California under the name Blüm, pursuant to that certain Agreement and Plan of Merger, dated December 23, 2015 (the "Merger Agreement"), with Generic Merger Sub, Inc., a California corporation and our wholly-owned subsidiary (the "Merger Sub"), and Black Oak. The Merger Agreement was amended by a First Amendment to the Agreement and Plan of Merger, dated February 29, 2016. Pursuant to the Merger Agreement, the Merger Sub merged with and into Black Oak, with Black Oak as the surviving corporation, and became our wholly-owned subsidiary (the "Merger"). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

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

TERRA TECH CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Since the Merger was completed on April 1, 2016, Black Oak's financial results are not included in the Company's financial statements for the quarter ended March 31, 2016.

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

Intangibles

Intangible assets at historical cost and amortize them over their estimated useful lives. We use a straight-line method of amortization, unless a method that better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up can be reliably determined. The approximate useful lives for amortization of our intangible assets are as follows: customer relationships, five to 15 years; trade names, five to 15 years.

We review intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, a product recall, or an adverse action or assessment by a regulator. If an impairment indicator exists, we test the intangible asset for recoverability. For purposes of the recoverability test, we group our amortizable intangible assets with other assets and liabilities at the lowest level of identifiable cash flows if the intangible asset does not generate cash flows independent of other assets and liabilities. If the carrying value of the intangible asset (asset group) exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset (asset group), we will write the carrying value down to the fair value in the period identified.

We calculate fair value of our intangible assets as the present value of estimated future cash flows we expect to generate from the asset using a risk-adjusted discount rate. In determining our estimated future cash flows associated with our intangible assets, we use estimates and assumptions about future revenue contributions, cost structures and remaining useful lives of the asset (asset group).

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

17. RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2016, our subsidiary, IVXX, purchased raw materials totaling $16,076 from Black Oak, an entity in which the Company's Chief Executive Officer then-held an ownership interest. On April 1, 2016, we completed the Merger, whereby Merger Sub merged with and into Black Oak, with Black Oak as the surviving corporation, and becoming a wholly-owned subsidiary of the Company. The terms of the purchases of the raw materials were at arms-length. There was no accounts receivable balance from this entity as of March 31, 2016.

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

TERRA TECH CORP.

Date: July 29, 2016	By:	/s/ Michael C. James
Michael C. James
Chief Financial Officer Chief Accounting Officer

