Form 10-Q
period 2016-06-30
Terra Tech Corp.
filed 2016-08-15
CIK 1451512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 12, 2016, there were 349,981,822 shares of common stock outstanding, 100 shares of Series A Preferred Stock, convertible at any time into 100 shares of common stock, 24,818,700 shares of Series B Preferred Stock, convertible into approximately 133,631,960 shares of common stock, 21,378 shares of Series Q Preferred Stock, convertible into approximately 106,890,000 shares of common stock, 8,166 shares of Series Z Preferred Stock, convertible into approximately 15,164,262 shares of Series B Preferred Stock, which are convertible into approximately 81,649,323 shares of common stock and 30,746,782 shares of common stock issuable upon the exercise of all of our outstanding warrants.

TERRA TECH CORP.

Form 10-Q

TERRA TECH CORP.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
Assets	Unaudited
Current Assets:
Cash	$1,671,663	$418,082
Accounts receivable, net	1,009,148	741,844
Prepaid expenses	415,209	147,230
Inventory	1,584,704	949,448
Total Current Assets	4,680,724	2,256,604

Property, equipment and leasehold improvements, net	9,036,150	6,694,975
Goodwill	31,948,090
Intangible assets, net	21,047,300	118,932
Deposits	50,168	94,528
Total Assets	$66,762,432	$9,165,039

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$5,760,182	$1,119,459
Derivative liability	4,852,000	743,400
Short-term debt	628,323	917,363
Total Current Liabilities	11,240,505	2,780,222
Long Term Liabilities
Long-term debt	1,560,830	-
Deferred tax liability, net	194,900	44,000
Total Long Term Liabilities	1,755,730	44,000

Commitment and Contingencies	12,306,883	-

Stockholders' Equity

Preferred stock, Convertible Series A, Par value $0.001; authorized and issued 100 shares as of June 30, 2016 and December 31, 2015, respectively	-	-

Preferred stock, Convertible Series B, Par value $0.001; authorized 24,969,998 shares as of June 30, 2016; authorized 24,999,900 shares as of December 31, 2015; issued and outstanding 24,818,700 and 16,300,000 as of June 30, 2016 and December 31, 2015, respectively	24,819	16,300

Preferred stock, Convertible Series G, Par value $0.001; authorized 1 share as of June 30, 2016; no shares authorized as of December 31, 2015; no shares outstanding as of June 30, 2016 and December 31, 2015, respectively	-	-

Preferred stock, Convertible Series N, Par value $0.001; authorized 1 share as of June 30, 2016; no shares authorized as of Decenber 31, 2015; 1 share outstanding as of June 30, 2016 and no shares outstanding as of December 31, 2015, respectively	-	-

Preferred stock, Convertible Series Q, Par value $0.001; authorized 21,600 shares as of June 30, 2016; no shares authorized as of December 31, 2015; 21,378 shares outstanding as of June 30, 2016 and no shares outstanding as of December 31, 2015, respectively	21	-

Preferred stock, Convertible Series Z, Par value $0.001; authorized 8,300 shares as of June 30, 2016; no shares authorized as of December 31, 2015; 8,166 shares outstanding as of June 30, 2016 and no shares outstanding as of December 31, 2015, respectively	8	-

Common stock, Par value $0.001; authorized 350,000,000 shares; issued 349,981,822 and 303,023,744 shares as of June 30, 2016 and December 31, 2015, respectively	349,982	303,024
Additional paid-in capital	96,221,402	51,843,071
Accumulated Deficit	(55,012,411)	(45,952,109)
Total Terra Tech Corp. stockholders' equity	41,583,821	6,210,286
Non-controlling interest	(124,507)	130,531
Total Stockholders' Equity	41,459,314	6,340,817

Total Liabilities and Stockholders' Equity	$66,762,432	$9,165,039

The accompanying notes are an integral part of the consolidated condensed financial statements.

TERRA TECH CORP.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015

Total Revenues	$9,699,909	$5,024,290	$11,248,076	$5,787,643
Cost of Goods Sold	8,049,965	4,761,676	9,464,158	5,296,314
	1,649,944	262,614	1,783,918	491,329
Selling, general and administrative expenses	5,467,321	3,361,846	7,513,669	5,693,131
Loss from operations	(3,817,377)	(3,099,232)	(5,729,751)	(5,201,802)

Other Income (Expenses)
Amortization of debt discount	(218,126)	(224,729)	(312,532)	(265,855)
Loss on extinguishment of debt	-	-	(920,797)	-
Loss from derivatives issued with debt greater than debt carrying value	(488,000)	(337,000)	(488,000)	(561,000)
Gain (Loss) on fair market valuation of derivatives	(206,000)	999,000	(1,366,700)	1,407,200
Interest Expense	(60,565)	(129,701)	(116,560)	(318,230)
Total Other Income (Expense)	(972,691)	307,570	(3,204,589)	262,115
Loss before Provision of Income Taxes	(4,790,068)	(2,791,662)	(8,934,340)	(4,939,687)
Provision for income taxes	381,000	3,076	381,000	5,076
Net Loss	(5,171,068)	(2,794,738)	(9,315,340)	(4,944,763)
Net Loss attributable to non-controlling interest	236,830	38,162	255,038	111,673
Net Loss attributable to Terra Tech Corp.	$(4,934,238)	$(2,756,576)	$(9,060,302)	$(4,833,090)

Net Loss per Common Share attributable to Terra Tech Corp. common stockholders - Basic and Dilutes	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	349,893,516	215,751,634	338,187,946	210,335,036

The accompanying notes are an integral part of the consolidated condensed financial statements.

TERRA TECH CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(9,060,302)	$(4,833,090)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on fair market valuation of derivatives	1,366,700	(1,407,200)
Loss on extinguishment of debt	920,797	-
Amortization of debt discount	312,532	265,855
Depreciation and amortization	787,178	319,819
Deferred tax expense	49,000	-
Warrants issued with common stock and debt	-	1,148,069
Stock issued for director fees	60,550	-
Stock issued for services	20,727	104,166
Stock option expense	95,177	-
Equity instruments issued with debt greater than debt carrying amount	488,000	561,000
Change in accounts receivable reserve	102,253	109,906
Changes in operating assets and liabilities:
Accounts receivable	(369,557)	(193,907)
Prepaid expenses	257,238	(36,735)
Inventory	(472,970)	114,436
Deposits	-	(40,468)
Accounts payable	2,393,183	1,741,700
Net cash used in operations	(3,049,494)	(2,146,449)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash assumed in acquisition	163,566	-
Purchase of property and equipment	(1,988,587)	(163,710)
Purchase of intangible assets - trademarks	(75,000)	-
Net cash used in investing activities	(1,900,021)	(163,710)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	3,250,000	1,650,000
Proceeds from issuance of common stock and warrants	3,208,134	2,055,000
Payments by subsidiaries for non-controlling interest	(255,038)	(111,674)
Net cash provided by financing activities	6,203,096	3,593,326

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,253,581	1,283,167

CASH AND CASH EQUIVALENTS, beginning of period	418,082	846,650
CASH AND CASH EQUIVALENTS, end of period	$1,671,663	$2,129,817

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES

Cash paid for interest	$10,100	$-

Warrant expense	$-	$1,148,069

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

The Company is also a wholesale seller of locally grown hydroponic produce, herbs, and florals through its wholly-owned subsidiary, Edible Garden Corp., a Nevada corporation ("Edible Garden"). The Company acquired all of the issued and outstanding shares in Edible Garden pursuant to a Share Exchange Agreement, dated March 23, 2013 (the "Share Exchange Agreement"), entered into by and among the Company, Edible Garden, and the stockholders of Edible Garden. Pursuant to the Share Exchange Agreement, the Company offered and sold 1,250,000 shares of its common stock in consideration for all the issued and outstanding shares in Edible Garden. Separately, Amy Almsteier, one of the Company's stockholders and a director (and, at that time, an executive officer), offered and sold 7,650,000 shares of Series B Preferred Stock to Kenneth Vande Vrede, Michael Vande Vrede, Steven Vande Vrede, Daniel Vande Vrede, Beverly Willekes, and David Vande Vrede (collectively, the "Former EG Principal Stockholders").

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

Subject to the terms and conditions of the Merger Agreement, at the closing of the Merger, the outstanding shares of common stock of Black Oak held by (i) three of the current shareholders of Black Oak (the "Group A Shareholders") were converted into the right to receive approximately 8,166 shares of our Series Z preferred stock, par value $0.001 per share ("Series Z Preferred Stock"), of which approximately 1,175 shares of Series Z Preferred Stock were issued and paid at closing, and approximately 8,668,700 shares of our Series B preferred stock, par value $0.001 per share ("Series B Preferred Stock"), of which approximately 1,248,300 shares of Series B Preferred Stock were issued and paid at closing and (ii) the remaining shareholders of Black Oak (the "Group B Shareholders") were converted into the right to receive approximately 21,378 shares of our Series Q preferred stock, par value $0.001 per share ("Series Q Preferred Stock), of which approximately 3,695 shares of Series Q Preferred Stock were issued and paid at closing. The shares of Series Z Preferred Stock, Series B Preferred Stock, and Series Q Preferred Stock that were issued but not paid to the Black Oak shareholders at closing are subject to certain holdback and lock-up provisions, and held in an escrow account as security for the satisfaction of any post-closing adjustments or indemnification claims, as provided for in the Merger Agreement. Each share of Series Q Preferred Stock is to be converted into 5,000 shares of our common stock and each share of Series Z Preferred Stock is to be converted into 1,857 shares of our Series B Preferred Stock, in each case immediately upon our filing with the Secretary of State of the State of Nevada an Amendment to our Articles of Incorporation to increase our authorized capital for, among other reasons, satisfaction of the terms of this potential transaction. Accordingly, the approximately 21,378 shares of Series Q Preferred Stock to be issued to the Group B Shareholders is convertible into approximately 106,890,000 shares of common stock and the approximately 8,166 shares of Series Z Preferred Stock to be issued to the Group A Shareholders is convertible into approximately 15,164,262 shares of Series B Preferred Stock. The Series Z Preferred Stock is intended to mirror the rights of the holders of our Series B Preferred Stock. Each share of our Series B Preferred Stock remains convertible into 5.384325537 shares of our common stock. The aggregate fair market value of the securities issued in the Merger was approximately $22.9 million. The Group B Shareholders may also receive cash consideration equal to approximately $2.1 million.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

Since the Merger was completed on April 1, 2016, Black Oak's financial results are included in the Company's financial statements for the three months ended June 30, 2016.

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

Accounts Receivable

The Company reviews all outstanding accounts receivable for collectability on a quarterly basis. An allowance for doubtful accounts is recorded for any amounts deemed uncollectable. The Company does not accrue interest receivable on past due accounts receivable. There was an allowance of $159,169 at June 30, 2016 and $184,642 at December 31, 2015.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets: 3-32 years for machinery and equipment, leasehold improvements, and buildings are amortized over the estimated useful life. Repairs and maintenance expenditures that do not extend the useful lives of related assets are expensed as incurred. The Company tests property and equipment for impairment annually for recoverability or whenever events or changes in circumstances indicate that the carry amount may not be recoverable. The Company has concluded for the year ended December 31, 2015, and for the six months periods ended June 30, 2016, that the sum of the undiscounted cash flows exceeds the carry amount of the assets.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Deposits

Deposits are for stores, land and utility companies located in California, Nevada and New Jersey.

Revenue Recognition

Cannabis Products – We recognize revenue from product sales net of discounts, rebates, promotional adjustments, price adjustments, and estimated returns and upon transfer of title and risk to the customer, which occurs at shipping (F.O.B. terms). Upon shipment, the Company has no further performance obligations, selling price is fixed, and collection is reasonably assured.

The Company recognizes revenue in accordance with ASC 605, "Revenue Recognition," by recognizing as revenue the fees we charge customers because persuasive evidence of an arrangement exists, the fees we charge are substantially fixed or determinable during the period that we provide the goods or services, the Company and its customers understand the specific nature and terms of the agreed upon transactions, and payment is made for the goods or services when they have been rendered.

Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments, and returns, and net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority. Revenue is recorded upon transfer of title and risk to the customer which occurs at the time customers take delivery of our products at our retail dispensary. Upon purchase, we have no further performance obligations and collection is assured as sales are paid for at time of purchase.

Revenue related to the sale of consignment inventory is not recognized until the product is pulled from inventory and sold directly to our end-customers at our retail dispensary. The Company recognizes revenue from the sale of consignment inventory on a gross basis, as it has determined that it is the primary obligor to the customer, has latitude in establishing the sales prices and profit margins of its products, has discretion in selecting its suppliers, is responsible for loss or damage to consigned inventory and through its customer validation process performs an important part of the process of providing such products to authorized customers. The Company believes that these factors outweigh the fact that the Company does not have title to the consigned inventory prior to its sale.

During the quarter ended June 30, 2016, sales returns were not significant and, as such, no sales return allowance has been recorded as of June 30, 2016.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Cost of Goods Sold

Cannabis Products – Cost of goods sold includes the costs directly attributable to product sales and includes amounts paid for finished goods, such as flower, edibles, and concentrates, as well as, packaging and other supplies, fees for services and processing, other expenses for services, and allocated overhead. Overhead expenses include allocations of rent, administrative salaries, utilities, and related costs. It also includes the cost incurred in producing the oils, waxes, shatters, and clears sold by IVXX.

Hydroponic Product – Cost of goods sold are for the plants grown and purchased and sold into the retail marketplace by Edible Garden.

Loyalty Rewards Program

We offer a customer loyalty rewards program that allows members to earn discounts on future purchases. The amount of unused discounts earned by our loyalty rewards program members is included in accrued liabilities and recorded as a reduction of revenue at the time a qualifying purchase is made. Revenue is recognized when points are redeemed by the loyalty rewards program member. We began offering customers the loyalty rewards program during April 2015 and the value of points accrued as of June 30, 2016, was approximately $22,171.

Research and Development

Research and development costs are expensed as incurred.

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related Federal and state deferred tax asset for the six months ended June 30, 2016.

Loss Per Common Share

Net loss per share is computed in accordance with the provisions of ASC 260, "Earnings Per Share" by dividing net loss by the weighted average number of shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted income (loss) per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the six months ended June 30, 2016; therefore, the basic and diluted weighted average shares of common stock outstanding were the same.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Balance Sheet Classification of Deferred Taxes – In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The new standard is effective for public entities for annual periods beginning after December 15, 2016, with early adoption allowed on either a prospective or retrospective basis. The Company adopted ASU 2015-17, on a prospective basis, for its annual period ending December 31, 2015. Accordingly, the accompanying consolidated balance sheet at June 30, 2016 reflects the presentation of deferred tax assets and deferred tax liabilities in accordance with ASU 2015-17.

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

However, the Company incurred net losses for the six months ended June 30, 2016, and has an accumulated deficit of approximately $55 million at June 30, 2016. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Intangible assets with estimated useful lives are amortized over a five-year period. Amortization expense was approximately $21,240 for the six months ended June 30, 2016.

5. ACQUISITIONS

In March 2016, the Company acquired certain assets from Therapeutics Medical. The fair value of total consideration transferred in connection with the acquisition was $1,250,000. Of the total purchase price, $58,622 was attributed to finished goods inventory, $191,378 was attributed to the existing brands, and $1,000,000 was attributed to the trademarks, patent, customer list, and vendor numbers. The Company has determined that the trademarks, patent, customer list, and vendor numbers have a useful life of 5 years.

On April 1, 2016, the Company acquired all of the assets of Black Oak. The acquisition of Black Oak was accounted for in accordance with ASC 805-10 Business Combinations. The assets consisted primarily of the intellectual property and established marketing associated with the brand name "Blüm," including its website, www.blumoak.com, the medical marijuana dispensary license, and customer relationships.

The following table summarizes the acquisition with a purchase price of $51,489,665:

Current assets, (inclusive of cash of $163,566)	$792,447
Property, plant and equipment	681,896
Customer relationships	7,480,800
Trade Name	4,280,000
Dispensary license	8,214,700
Liabilities	(2,355,938)
Total identifiable net assets	$19,093,905
Goodwill	32,395,760
Net assets	$51,489,665

The estimated purchase price of Black Oak (for accounting purposes) was approximately $51,489,665. The purchase price was determined based on the value of the shares of the Company's common stock issuable upon conversion of the various series of preferred stock issued in connection with the acquisition, or $0.2620 per share of common stock, which was the closing sales price of the Company's common stock on April 1, 2016, as quoted on the OTC Market Group Inc.'s OTCQX tier.

5. ACQUISITIONS, Continued

The purchase price represents the sum of:

(i) the issuance of approximately 1,176 shares of our Series Z Preferred Stock (or, upon conversion, 11,759,242 shares of our common stock), approximately 1,248,300 shares of our Series B Preferred Stock (or, upon conversion, 6,721,254 shares of our common stock), and approximately 3,696 shares of our Series Q Preferred Stock (or, upon conversion, 18,480,493 shares of our common stock), which collectively, if fully converted, are convertible into 36,960,989 shares of our common stock (the "Closing Consideration"); and

(ii) the issuance of approximately 4,210 shares of our Series Z Preferred Stock (or, upon conversion, 42,098,295 shares of our common stock), approximately 4,468,872 shares of our Series B Preferred Stock (or, upon conversion, 24,061,862 shares of our common stock), and approximately 8,945 shares of our Series Q Preferred Stock (or, upon conversion, 44,722,796 shares of our common stock), which collectively, if fully converted, is convertible into approximately 110,882,953 shares of our common stock (the "Lockup Consideration"); and

(iii) the issuance of approximately 2,781 shares of our Series Z Preferred Stock (or, upon conversion, 27,804,112 shares of our common stock), approximately 2,951,528 shares of our Series B Preferred Stock (or, upon conversion, 15,891,988 shares of our common stock), and approximately 8,739 shares of our Series Q Preferred Stock (or, upon conversion, 43,696,102 shares of our common stock), which collectively, if fully converted, is convertible into approximately 87,392,202 shares of our common stock (the "Holdback Consideration"); and

(iv) the contingent cash consideration of up to $2,088,000 pursuant to certain earn-out provisions set forth in the Merger Agreement, payable to the Group B Shareholders (the "Performance-based Cash Consideration").

Closing Consideration - Pursuant to the Merger Agreement, the Closing Consideration was issued and paid on April 1, 2016, the closing date.

Lockup Consideration – Pursuant to the Merger Agreement, the Lockup Consideration was issued on April 1, 2016, the closing date; however, such shares will be held in an escrow account for a period of one year.

Holdback Consideration – Pursuant to the Merger Agreement, Holdback Consideration was issued on April 1, 2016, the closing date; however, such shares will be held in an escrow account for a period of one year as security for the satisfaction of any post-closing adjustments or indemnification claims as provided for in the Merger Agreement.

Performance-based Cash Consideration – Pursuant to the Merger Agreement, the Performance-based Cash Consideration is to be paid in cash on approximately the one-year anniversary date of the Merger Agreement and is subject to certain holdback provisions. Accordingly, the Performance-based Cash Consideration is unpaid and recorded as contingent consideration as security for the satisfaction of any post-closing adjustments or indemnification claims as provided for in the Merger Agreement.

5. ACQUISITIONS, Continued

The below chart outlines a summary of the purchase price:

Purchase Price Detail	Series B Preferred Stock	Series Q Preferred Stock	Series Z Preferred Stock	Preferred Stock Converted Into Common Stock	Total Consideration

Closing Consideration	1,248,300	3,696	1,176	36,960,989	$9,683,779
Lockup Consideration	4,468,872	8,945	4,210	110,882,953	29,051,334
Holdback Consideration	2,951,528	8,739	2,781	87,392,202	11,324,969
Performance-based Cash Consideration	-	-	-	-	1,429,583
Totals	8,668,700	21,380	8,167	235,236,144	$51,489,665

6. INVENTORY

Inventory consists of raw materials for Edible Garden's herb, produce, and floral product lines and IVXX's line of cannabis pure concentrates. Work-In-Progress consists of live plants grown for Edible Garden's herb, produce, and floral product lines along with IVXX's line of cannabis pure concentrates. Finished goods consists of Blum's, MediFarm's and IVXX's line of cannabis packaged to be sold to the patients and into dispensaries. Cost of goods sold is calculated using the average costing method. The Company reviews its inventory periodically to determine net realizable value. The Company writes down inventory, if required, based on forecasted demand. These factors are impacted by market and economic conditions, new products introductions, and require estimates that may include uncertain elements. Inventory at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30,	December 31,
	2016	2015
Raw Materials	$710,949	$277,340
Work-In-Progress	348,576	542,530
Finished Goods	525,179	129,578
	$1,584,704	$949,448

7. PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

Property, equipment, and leasehold improvements at cost, less accumulated depreciation, at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30,	December 31,
	2016	2015
Land	$1,454,124	$1,454,124
Furniture	280,503	70,786
Equipment	2,437,048	2,322,444
Leasehold improvements	6,564,817	3,893,330
Subtotal	10,736,492	7,740,684
Less accumulated depreciation	(1,700,342)	(1,045,709)
Total	$9,036,150	$6,694,975

Depreciation expense related to property and equipment for the six months ended June 30, 2016 was $373,668 and for the year ended December 31, 2015 was $602,814.

8. INTANGIBLE ASSETS

Intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $527,498 and $42,480 during the six months ended June 30, 2016, and the year ended December 31, 2015, respectively. Based solely on the amortizable intangible assets recorded at June 30, 2016, we estimate amortization expense to be $1,249,290 in 2016, $1,651,560 in 2017, $1,622,532 in 2018, $1,609,080 in 2019, $1,609,080 in 2020 and an aggregate of $13,719,270 in years after 2020. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes.

		June 30, 2016
	Useful	Gross
	Life	Carrying	Accumulated
Amortized intangible assets:	in Years	Amount	Amortization

Customer relationships	5 to 15	$8,693,200	$309,908
Trade Name	5 to 15	$4,666,898	$90,678
Dispensary license	15	$8,214,700	$126,912
Total		$21,574,798	$527,498

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSE

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2016	2015

Accounts payable	$1,903,983	$1,105,994
Accrued taxes	1,318,967	-
Accrued expenses	2,445,705	-
Accrued interest	91,527	103,465
	$5,760,182	$1,119,459

10. NOTES PAYABLE

Notes payable are as follows:

	June 30,	December 31,
	2016	2015

Promissory note dated July 25, 2014 issued to an accredited investor, which matured July 24, 2015 and bore interest at a rate of 12% per annum. The holder of the note extended the maturity to July 25, 2017. Principal and interest may be converted into common stock based on the average trading price of the ten days prior to maturity at the holder's option.	$150,000	$150,000

Unsecured promissory demand notes issued to an accredited investor, which bears interest at a rate of 4% per annum. Holder may elect to convert into common stock at $0.75 per share. In 2015, the investor exchanged the notes from other accredited investors.	114,306	114,306

5% Original issue discount senior secured convertible promissory note dated May 5, 2014 issued to accredited investors, which matured November 5, 2015, and bore interest at a rate of 12% per annum. The fixed conversion price in effect was set at 90% of the 20-day volume weighted average price ("VWAP") of our common stock on February 5, 2014, or $0.30753 per share. In 2015, the holder of the note converted some of the debt and accrued interest into common stock. The remaining balance of the note and accrued interest was converted into common stock in March 2016.	-	96,491

Convertible promissory note dated April 7, 2015 issued to accredited investors, which matures October 7, 2016 and bears interest at a rate of 12% per annum. The conversion price in effect is $0.1303, subject to adjustment. The remaining balance of the note and accrued interest was converted into common stock in January 2016.	-	170,856

Convertible promissory note dated May 13, 2015 issued to accredited investors, which matures November 13, 2016 and bears interest at a rate of 12% per annum. The conversion price in effect is $0.1211, subject to adjustment. The remaining balance of the note and accrued interest was converted into common stock in January 2016.	-	170,783

Convertible promissory note dated December 14, 2015, issued to accredited investors, which matures December 13, 2016 and bears interest at a rate of 12% per annum. The conversion price in effect is $0.1211, subject to adjustment.	364,017	214,927

Convertible promissory note dated March 10, 2016, issued to accredited investors, which matures September 10, 2017 and bears interest at a rate of 1% per annum. The conversion price in effect is 90% of the average of the lowest three (3) VWAPs for the five (5) consecutive trading days prior to the conversion date.	1,250,000	-

Convertible promissory note dated May 27, 2016, and amended on July 25, 2016 issued to accredited investors, which matures May 27, 2018 and bears interest at a rate of 12% per annum. The conversion price in effect is $0.35, subject to adjustment.	310,830	-

Total Debt	2,189,153	917,363

Less short-term portion	628,323	917,363

Long-term portion	$1,560,830	$-

10. NOTES PAYABLE, Continued

Total debt as of June 30, 2016 and December 31, 2015, was $2,189,153 and $917,363, respectively, which included unamortized debt discount of $3,075,153 and $693,435, respectively. The senior secured promissory notes are secured by shares of common stock. There was accrued interest of $91,527 as of June 30, 2016.

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

11. CONTINGENT CONSIDERATION LIABILITY

The Company accounts for "contingent consideration" according to FASB ASC 805 Business Combinations ("FASB ASC 805"). Contingent consideration typically represents the acquirer's obligation to transfer additional assets or equity interests to the former owners of the acquiree if specified future events occur or conditions are met. FASB ASC 805 requires that contingent consideration be recognized at the acquisition-date fair value as part of the consideration transferred in the transaction. FASB ASC 805 uses the fair value definition in Fair Value Measurements, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As defined in FASB ASC 805, contingent consideration is (i) an obligation of the acquirer to transfer additional assets or equity interests to the former owners of an acquiree as part of the exchange for control of the acquire, if specified future events occur or conditions are met or (ii) the right of the acquirer to the return of previously transferred consideration, if specified conditions are met.

Accordingly, the Company valued the Holdback Consideration and the Performance-based Cash Consideration (collectively, the "Contingent Consideration"), based on an analysis using a cash flow model to determine the expected contingent consideration payment, which model determined that the aggregate expected contingent consideration liability was $15,305,463 and the present value of the contingent consideration liability was $12,754,553. Accordingly, the Company recognized at April 1, 2016, the closing date of the Black Oak merger, a $12,754,553 contingent consideration liability associated with the Contingent Consideration paid pursuant to the Merger Agreement.

11. CONTINGENT CONSIDERATION LIABILITY, Continued

In determining the likelihood of payouts related to the Contingent Consideration, the probabilities for various scenarios (e.g., a 75% probability that the maximum amount of Contingent Consideration will be payable), as well as the discount rate used in the Company's calculations were based on internal projections, all of which were vetted by the Company's senior management.

Holdback Consideration

The Holdback Consideration is comprised of (i) the market-based clawback amount (the "Market-Based Clawback Amount") and (ii) the performance-based clawback amount (the "Performance-Based Clawback Amount"). The Holdback Consideration, which is comprised of shares of our preferred stock, was issued on April 1, 2016, the closing date of the Black Oak merger, and will be held in an escrow account for a period of one year.

The Market-Based Clawback Amount is determined as follows:

a)

If the Terra Tech Common Stock 30-day VWAP on the one-year anniversary date of the Merger Agreement exceeds the Terra Tech Closing Price, the Market-Based Clawback Amount shall mean the number of shares of Terra Tech Common Stock equal to (i) (A) $4,912,000.00 divided by (B) the Terra Tech Closing Price, less (ii) (A) $4,912,000.00 divided by (B) the Terra Tech Common Stock 30-day VWAP on such date.

b)

If the Terra Tech Common Stock 30-day VWAP on the one-year anniversary date of the Merger Agreement is less than or equal to the Terra Tech Closing Price, the Market-Based Clawback Amount shall be zero shares.

In no event will the Market-Based Clawback Amount exceed 50% of the Holdback Consideration.

The Performance-Based Clawback Amount is determined as follows:

a)	The "Lower Threshold" means an amount equal to $11,979,351.00, and the "Upper Threshold" means an amount equal to $16,667,000.00.

b)

If Black Oak's operating revenues for the 12-month period following the closing date of the Black Oak merger (the "Year 1 Revenue") is less than the Lower Threshold, then the Performance-Based Clawback Amount will be the number of shares obtained from a quotient, (A) the numerator of which is equal to the sum of (1) $4,912,000.00, plus (2) the product of 1.5 multiplied by the difference between the Lower Threshold and the Year 1 Revenue, and (B) the denominator of which is the Terra Tech common stock 30-day VWAP as of the one-year anniversary date of the closing of the Black Oak merger.

c)

If the Year 1 Revenue is greater than or equal to the Lower Threshold but is less than the Upper Threshold, then the Performance-Based Clawback Amount will be the number of shares obtained from a quotient, (A) the numerator of which is equal to the product of 1.053 multiplied by the difference between the Upper Threshold and the Year 1 Revenue, and (B) the denominator of which is the Terra Tech common stock 30-day VWAP as of the one-year anniversary date of the closing of the Black Oak merger.

d)	If the Year 1 Revenue is greater than or equal to the Upper Threshold, then the Performance-Based Clawback Amount will be zero shares

11. CONTINGENT CONSIDERATION LIABILITY, Continued

The Company calculated the Contingent Consideration based upon the following formula:

Performance-based Cash Consideration

Pursuant to the Merger Agreement, the Group B Shareholders may receive cash consideration of up to approximately $2,088,000 to be paid on approximately the one-year anniversary date of the closing of the Black Oak merger, to be determined as follows:

(a)	$0 if Year 1 Revenue is less than or equal to $12,000,000; and

(b)

the product obtained by multiplying 0.447 times Year 1 Revenue if Year 1 Revenue is greater than $12,000,000; provided, that in no event will the Performance-based Cash Consideration amount exceed $2,088,000.

For example, pursuant to the above formula, if the revenue in Year 1 equals $16,666,666, then the Performance-based Cash Consideration will be $2,088,000 calculated as follows:

Year 1 Revenue	$16,666,666
Less:	$12,000,000
$4,666,666
0.44742864
Performance-based Cash Payment	$2,088,000

		One-year Anniversary Date of the Merger	Value of Common	Performance-Based		Probability-Weighted Amounts
Year 1		30-Day	Stock to	Cash		Earn-out	Performance-
Revenue		VWAP	Issue	Payment	Probability	Shares	Based Cash	Total

		5%	$15,636,342	$2,088,000	3.8%	$586,363	$78,300	$664,663
		$0.2162

Upside	75%	15%	$13,753,811	$2,088,000	11.3%	$1,547,304	$234,900	$1,782,204
$16,667,000		$0.3162

		80%	$12,775,908	$2,088,000	60.0%	$7,665,545	$1,252,800	$8,918,345
		$0.4162

		5%	$11,813,030	$747,500	1.0%	$118,130	$7,475	$125,605
		$0.2162

Base	20%	15%	$11,139,643	$747,500	3.0%	$334,189	$22,425	$356,614
$13,670,835		$0.3162

		80%	$10,789,844	$747,500	16.0%	$1,726,375	$119,600	$1,845,975
		$0.4162

		5%	$7,312,181	$0	0.3%	$18,280	$0	$18,280
		$0.2162

Downside	5%	15%	$8,062,212	$0	0.8%	$60,467	$0	$60,467
$10,674,670		$0.3162

		80%	$8,451,825	$0	4.0%	$338,073	$0	$338,073
		$0.4162
			Fair value of expected earn-out payment			$12,394,726	$1,715,500	14,110,226
			Price per share of common stock			$0.2620	$0.2620
			Discount rate			20%	20%
			Periods			0.750	0.750
			Present value factor at 20% discount rate for 12 months			0.8722	0.8722
			Present value of contingent consideration			$10,810,630	$1,496,252

			Present value of contingent consideration			$		$12,306,883

12. FAIR VALUE MEASUREMENTS

The following table represents the fair value hierarchy for those financial assets measured at fair value on a recurring basis:

	Fair Value at
	June 30,	Fair Value Measurement Using
	2016	Level 1	Level 2	Level 3

Derivative liability - Conversion Feature	$4,852,000	-	-	$4,852,000
	$4,852,000	-	-	$4,852,000

	Fair Value at
	December 31,	Fair Value Measurement Using
	2015	Level 1	Level 2	Level 3

Derivative liability - Conversion Feature	$743,400	-	-	$743,400
	$743,400	-	-	$743,400

Liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Balance at December 31, 2015	$743,400
Change in fair market value of conversion feature	1,366,700
Issuance of equity instruments with debt greater than debt carrying amount	488,000
Derivative debt converted into equity	(570,100)
Issuance of equity instruments with derivatives	2,824,000
Balance at June 30, 2016	$4,852,000

13. TAX EXPENSE

The expense (benefit) for income taxes consists of the following:

	June 30, 2016	December 31, 2015
Current:
Federal	$332,000	$-
State	-	-
	-	-
Deferred:
Federal	49,000	44,000
State	-	-

Total	$381,000	$44,000

The components of deferred tax assets and liabilities are as follows:

	June 30, 2016	December 31, 2015
Deferred income tax assets:
Allowance for bad debt	$71,000	$74,000
Warrants expense	3,904,000	3,412,000
Derivatives expense	1,239,000	729,000
Net operating losses	7,736,000	7,029,000
	$12,950,000	$11,244,000
Deferred income tax liabilities:
Depreciation	(194,900)	(44,000)
Total	12,755,100	11,200,000

Valuation allowance	(12,950,000)	(11,244,000)

Net deferred tax asset (liability)	$(194,900)	$(44,000)

Permanent differences include ordinary and necessary business expenses deemed by the Company as a non-allowable deduction under Internal Revenue Code Section 280E, and tax deductions related to equity compensation that are less than the compensation recognized for financial reporting.

As of June 30, 2016, and December 31, 2015, the Company had net operating loss carryforwards of approximately $24,600,000 and $18,000,000, respectively, which, if unused, will expire beginning in years 2034. These tax attributes are subject to an annual limitation from equity shifts, which constitute a change of ownership as defined under Internal Revenue Code Section 382, which will limit their utilization. The Company has yet to assess the effect of these limitations, but expects these losses to be substantially limited. Accordingly, the Company has placed a reserve against any assets associated with these losses.

13. TAX EXPENSE, Continued

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred through the period ended June 30, 2016. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of June 30, 2016, a valuation allowance of has been recorded against all deferred tax assets as these assets are more likely than not to be unrealized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

For the quarter ended June 30, 2016, IVXX produced and sold cannabis pure concentrates, both Black Oak and MediFarm operated medical marijuana dispensaries, subjecting the Company to the limits of Internal Revenue Code Section 280E. Pursuant to IRC Section 280E, the Company is allowed only to deduct expenses directly related to sales of product. For the quarter ended June 30, 2016, the income tax expense is the tax on the gross sales in excess of direct costs subject that subject the Company to federal income tax pursuant to IRC Section 280E. The Company recorded a deferred tax liability related to the tax depreciation related to its cannabis operations in excess of that reported for financial reporting purposes.

14. CAPITAL STOCK

Preferred Stock

The Company authorized 25 million shares of preferred stock with $0.001 par value. The Company designated 100 shares of preferred stock as "Series A Preferred Stock," of which there were 100 shares of Series A Preferred Stock outstanding as of June 30, 2016. Series A Preferred Stock is convertible on a one-for-one basis into common stock and has all of the voting rights of the Company's common stock.

The Company designated 24,968,800 shares of preferred stock as "Series B Preferred Stock," of which there were 24,818,700 shares of Series B Preferred Stock outstanding as of June 30, 2016. Each share of Series B Preferred Stock: (i) is entitled to 100 votes for each share of common stock into which a shares of Series B Preferred Stock is convertible and (ii) is convertible, at the option of the holder, on a 1-for-5.384325537 basis, into shares of the Company's common stock.

The Company designated 1 share of preferred stock as "Series G Preferred Stock," of which there were no shares of Series G Preferred Stock outstanding as of June 30, 2016. Each share of Series G Preferred Stock is convertible into 14,545,455 shares of the Company's common stock and has all the voting rights of the Company's common stock.

The Company designated 1 share of preferred stock as "Series N Preferred Stock," of which there was 1 share of Series N Preferred Stock outstanding as of June 30, 2016. Each share of Series N Preferred Stock is convertible into 2,500,000 shares of the Company's common stock and has all the voting rights of the Company's common stock.

The Company designated 21,600 shares of preferred stock as "Series Q Preferred Stock," of which there were 21,378 shares of Series Q Preferred Stock outstanding as of June 30, 2016. Each share of Series Q Preferred Stock is convertible into 5,000 shares of the Company's common stock and has all the voting rights of the Company's common stock.

14. CAPITAL STOCK, Continued

The Company designated 8,300 shares of preferred stock as "Series Z Preferred Stock," of which there were 8,166 shares of Series Z Preferred Stock outstanding as of June 30, 2016. The Series Z Preferred Stock is intended to mirror the rights of the holders of the Series B Preferred Stock. Each share of Series Z Preferred Stock is convertible into 1,857 shares of Series B Preferred Stock.

Common Stock

The Company authorized 350 million shares of common stock, $0.001 par value per share. As of June 30, 2016, 349,981,822 shares of common stock were issued and outstanding.

15. WARRANTS

The Company has the following shares of common stock reserved for exercise of the warrants outstanding as of June 30, 2016:

	June 30, 2016
	Shares	Weighted Average Exercise Price

Warrants outstanding – beginning of year	32,426,008	$0.18
Warrants exercised	(11,706,330)	0.12
Warrants granted	8,467,104	0.18
Warrants expired	(190,000)	(0.54)

Warrants outstanding – end of period	28,996,782	$0.18

The following table summarizes information about fixed-price warrants outstanding:

Range of	Number Outstanding at	Average Remaining	Weighted
Exercise	June 30,	Contractual	Average
Prices	2016	Life	Exercise Price

$0.40	333,333	2 Months	$0.40
$0.33	439,637	7 Months	$0.33
$0.16	750,000	9 Months	$0.16
$0.14	1,578,947	24 Months	$0.14
$0.21	14,946,119	24 Months	$0.21
$0.30	1,846,300	25 Months	$0.14
$0.06	7,067,002	28 Months	$0.06
$0.16	1,118,068	32 Months	$0.16
$0.13	863,392	33 Months	$0.13
$0.12	928,984	35 Months	$0.12
$0.35	1,625,000	48 Months	$0.35
	28,996,782

16. COMMITMENTS

The Company entered into an agreement with Platinum Standard, LLC ("Platinum") to be the operator of Black Oak Gallery. Beginning on April 1, 2016 the Company will pay Platinum $500,000 for the first fiscal year, $550,000 for the second fiscal year and $600,000 for the third fiscal year.

The Company leases certain business facilities under operating lease agreements that specify minimum rentals. Many of these have renewal provisions along with the option to acquire the property. The Company's net rent expense for the six months ended June 30, 2016 and 2015 was $431,959 and $245,181, respectively. Future minimum lease payments under non-cancelable operating leases having an initial or remaining term of more than one year are as follows:

Scheduled
Year Ending December 31:	Payments

2016	$541,656
2017	487,518
2018	478,587
2019	342,336
2020	256,173
2021 and thereafter	2,021,484
Total minimum rental payments	$4,127,754

17. LITIGATION AND CLAIMS

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follow appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for the Company's financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there were no matters that required an accrual as of June 30, 2016, nor were there any asserted or unasserted claims for which material losses are reasonably possible.

18. SEGMENT INFORMATION

The Company's operating and reportable segments are currently organized around the following products that it offers as part of its core business strategy:

•	Hydroponic Products

•	Cannabis Products

18. SEGMENT INFORMATION, Continued

These two reportable segments, which are described in greater detail below, had previously been reported on a combined basis as they had been operated and evaluated as one operating segment. The Company experienced significant growth over the last year in most of our product areas. As the Company has grown organically, and as the Company previously added to its capabilities through acquisitions, its products have increased in scale and become more strategically important and distinctly organized and managed under these two groupings. In addition, Derek Peterson, the Company's chief operating decision maker ("CODM") has begun reviewing results and managing and allocating resources between these two strategic business groupings, and has begun budgeting using these business segments. The Company's segment information for the six months ended June 30, 2016 has been reclassified to conform to its current presentation.

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

Cannabis Products –The Company currently operates or plans to operate medical marijuana cultivation, production, and dispensary facilities in California and Nevada through its subsidiaries, Black Oak Gallery, MediFarm, MediFarm I, and MediFarm II. The Company was granted eight provisional permits in Nevada and have received approval from the local authorities with respect to all of the permits. IVXX's cannabis products are currently produced in the Company's supercritical Co2 lab in California and are sold in select dispensaries throughout California.

Summarized financial information concerning the Company's reportable segments is shown in the following tables. Total asset amounts at June 30, 2016 and 2015 exclude intercompany receivable balances eliminated in consolidation.

	3 Months Ended June 30, 2016
	Hydroponic	Cannabis	Eliminations
	Produce	Products	and Other	Total

Total Revenues	$5,873,418	$3,768,977	$57,514	$9,699,909
Cost of Goods Sold	5,414,082	2,596,035	39,848	8,049,965
	459,336	1,172,942	17,666	1,649,944
Selling, general and administrative expenses	859,375	1,649,452	2,958,494	5,467,321
Loss from operations	(400,039)	(476,510)	(2,940,828)	(3,817,377)

Other Income (Expenses)
Amortization of debt discount	-	-	(218,126)	(218,126)
Loss on extinguishment of debt	-	-	-	-
Loss from derivatives issuance	-	-	(488,000)	(488,000)
Gain (Loss) on fair market valuation of derivatives	-	-	(206,000)	(206,000)
Interest Income (Expense)	-	250	(60,815)	(60,565)
Total Other Income (Expense)	-	250	(972,941)	(972,691)
Loss before Provision of Income Taxes	$(400,039)	$(476,260)	$(3,913,769)	$(4,790,068)

	3 Months Ended June 30, 2015
	Hydroponic	Cannabis	Eliminations
	Produce	Products	and Other	Total

Total Revenues	$4,776,654	$127,747	$119,889	$5,024,290
Cost of Goods Sold	4,607,961	32,616	121,099	4,761,676
	168,693	95,131	(1,210)	262,614
Selling, general and administrative expenses	462,734	329,845	2,569,267	3,361,846
Loss from operations	(294,041)	(234,714)	(2,570,477)	(3,099,232)

Other Income (Expenses)
Amortization of debt discount	-	-	(224,729)	(224,729)
Loss from derivatives issued with debt greater than debt carrying value	-	-	(337,000)	(337,000)
Gain (Loss) on fair market valuation of derivatives	-	-	999,000	999,000
Interest Income (Expense)	-	-	(129,701)	(129,701)
Total Other Income (Expense)	-	-	307,570	307,570
Loss before Provision of Income Taxes	$(294,041)	$(234,714)	$(2,262,907)	$(2,791,662)

	6 Months Ended June 30, 2016
	Hydroponic	Cannabis	Eliminations
	Produce	Products	and Other	Total

Total Revenues	$7,274,861	$3,899,180	$74,035	$11,248,076
Cost of Goods Sold	6,615,014	2,809,296	39,848	9,464,158
	659,847	1,089,884	34,187	1,783,918
Selling, general and administrative expenses	1,378,027	1,851,588	4,284,054	7,513,669
Loss from operations	(718,180)	(761,704)	(4,249,867)	(5,729,751)

Other Income (Expenses)
Amortization of debt discount	-	-	(312,532)	(312,532)
Loss on extinguishment of debt	-	-	(920,797)	(920,797)
Loss from derivatives issuance	-	-	(488,000)	(488,000)
Gain (Loss) on fair market valuation of derivatives	-	-	(1,366,700)	(1,366,700)
Interest Income (Expense)	-	250	(116,810)	(116,560)
Total Other Income (Expense)	-	250	(3,204,839)	(3,204,589)
Loss before Provision of Income Taxes	$(718,180)	$(761,454)	$(7,454,706)	$(8,934,340)

Total assets at June 30, 2016	$6,834,863	$57,142,755	$2,784,814	$66,762,432

	6 Months Ended June 30, 2015
	Hydroponic	Cannabis	Eliminations
	Produce	Products	and Other	Total

Total Revenues	$5,235,427	$431,772	$120,444	$5,787,643
Cost of Goods Sold	4,896,054	279,161	121,099	5,296,314
	339,373	152,611	(655)	491,329
Selling, general and administrative expenses	932,799	556,134	4,204,198	5,693,131
Loss from operations	(593,426)	(403,523)	(4,204,853)	(5,201,802)

Other Income (Expenses)
Amortization of debt discount	-	-	(265,855)	(265,855)
Loss from derivatives issued with debt greater than debt carrying value	-	-	(561,000)	(561,000)
Gain (Loss) on fair market valuation of derivatives	-	-	1,407,200	1,407,200
Interest Income (Expense)	-	-	(318,230)	(318,230)
Total Other Income (Expense)	-	-	262,115	262,115
Loss before Provision of Income Taxes	$(593,426)	$(403,523)	$(3,942,738)	$(4,939,687)

Total assets at June 30, 2015	$5,658,584	$761,330	$2,473,138	$8,893,052

19. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2016, our subsidiary, IVXX, purchased raw materials totaling $16,076 from Black Oak, an entity in which the Company's Chief Executive Officer then-held an ownership interest. On April 1, 2016, we completed the merger, whereby Merger Sub merged with and into Black Oak, with Black Oak as the surviving corporation, and becoming a wholly-owned subsidiary of the Company. The terms of the purchases of the raw materials were at arms-length.

20. SUBSEQUENT EVENTS

Issuances of Debt and Warrants:

On July 25, 2016, the Company issued a demand promissory note in favor of Dominion Capital LLC ("Dominion") in the amount of $750,000. The principal and interest under the demand note is due and payable on demand, but in no case later than July 23, 2018. Payment may be made in either cash or shares of the Company's common stock, at Dominion's option. Dominion may also, at its option, convert the demand note into a subsequent securities offering that is undertaken by the Company. Interest accrues at the simple rate of one percent (12%). The Company received the $750,000 on July 25, 2016. Dominion also received warrants to acquire up to 533,714 shares of common stock at $0.35 per share. The warrants have a four year term. Dominion has the right to cashless exercise of the warrants if at the time of exercise there is no effective registration statement for the underlying common stock.

On August 12, 2016, the Company issued a demand promissory note in favor of Dominion Capital LLC ("Dominion") in the amount of $1,000,000. The principal and interest under the demand note is due and payable on demand, but in no case later than August 12, 2018. Payment may be made in either cash or shares of the Company's common stock, at Dominion's option. Dominion may also, at its option, convert the demand note into a subsequent securities offering that is undertaken by the Company. Interest accrues at the simple rate of one percent (12%). The Company received the $1,000,000 on August 12, 2016. Dominion also received warrants to acquire up to 714,286 shares of common stock at $0.44 per share. The warrants have a four-year term. Dominion has the right to cashless exercise of the warrants if at the time of exercise there is no effective registration statement for the underlying common stock.

Issuances of Warrants:

On August 12, 2016, the Company issued warrants in favor of Dominion to acquire up to 500,000 shares common stock at $0.44 per share. The warrants have a four-year term. Dominion has the right to cashless exercise of the warrants if at the time of exercise there is no effective registration statement for the underlying common stock. The warrants were issued as consideration for the Company's default of a $500,000 note dated December 14, 2015. The default was as a result of the Company not having sufficient shares of common stock to issue to Dominion upon its conversion of the note.

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

We formed MediFarm on March 19, 2014. We own 60% of the membership interests in MediFarm. The remaining membership interests are owned by Camden Goorjian (20%) and by Richard Vonfeldt (20%), two otherwise unaffiliated individuals. Upon receipt of the necessary governmental approvals and permitting, as to which there can be no assurance, we expect MediFarm to operate medical marijuana cultivation, production, and dispensary facilities in Clark County, Nevada. In April 2016, MediFarm commenced operations at its medical marijuana dispensary facility in the City of Las Vegas under the Blüm brand.

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

On April 1, 2016, Merger Sub merged with and into Black Oak, with Black Oak as the surviving corporation, and becoming our wholly-owned subsidiary. Black Oak operates a medical marijuana dispensary under the name Blüm in Oakland, California.

Our business segments consist of hydroponic products and cannabis products. Our hydroponic products are locally grown hydroponic produce, herbs, and floral products that are started from seed and are grown in environmentally controlled greenhouses. When harvested, the products are sold through retailers targeted to customers seeking fresh produce locally grown using environmentally sustainable methods. This segment consists of Edible Garden's business and operations. Our cannabis products segment consists of the businesses of IVXX and Black Oak, as well as the current or proposed business operations of MediFarm, MediFarm I, and MediFarm II. IVXX's cannabis products are currently produced in our supercritical Co2 lab in California and are sold in select dispensaries throughout California. Black Oak dispenses medical marijuana in Oakland, California under the Blüm brand. We currently operate or plan to operate medical marijuana cultivation, production, and dispensary facilities in Nevada through our subsidiaries, MediFarm, MediFarm I, and MediFarm II. See Note 16, Segment Information, in the Notes to the Consolidated Financial Statements for information on our net sales, cost of goods sold, selling, general and administrative expenses, other income (expense), loss from operations, and identifiable assets by segment for the six months ended June 30, 2016 and June 30, 2015.

We have ramped up our marketing and branding efforts in order to generate additional revenues. We believe that these efforts position us to stay on track with our projected annual revenues this year of approximately $21 million.

Results of Operations for the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015:

Revenues. For the quarter ended June 30, 2016, we generated revenues of approximately $9.7 million, compared to approximately $5.0 million for the quarter ended June 30, 2015, an increase of approximately $4.7 million or 93% over the prior year's six month period. The increase was primarily due to revenue generated by Edible Garden from the sales of its produce, herbs and floral products and newly acquired Blum dispensary in Oakland and IVXX from the sale of its cannabis products. At this stage in our development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross Margin. Our gross profits for the quarter ended June 30, 2016 was approximately $1.6 million, compared to gross profits of approximately $263,000 for the quarter ended June 30, 2015, an increase of approximately $1.4 million. Our gross margin percentage for the quarter ended June 30, 2016 was approximately 17%, compared to approximately 5% for the quarter ended June 30, 2015. In the second quarter 2016, IVXX refined its propriety recipe of extraction to produce a higher quality and more stable cannabis product in both look and efficacy. As a result of these activities, we have incurred additional costs of operations and had less time available in our Co2 extraction lab for ordinary production of our cannabis products. Our gross margin was also impacted by the allocation of Blum's, IVXX's and MediFarm' s business activities into cost of goods sold. Until California's Medical Marijuana Regulation and Safety Act ("MMRSA") comes into effect in 2018, Blum and IVXX must continue to operate in accordance with the current state and local rules and regulations, which includes operating as a not-for-profit. In an effort to maintain compliance with such rules and regulations, as well as mitigate the effect of Internal Revenue Code Section 280E on Blum, IVXX's and MediFarm's taxes, we have allocated much of Blum, IVXX's and MediFarm's business activities into cost of goods sold, which has resulted in a lower gross margin. Management intends to explore various tax strategies and other alternatives, including seeking approval from California and local authorities to operate as a for-profit corporation prior to MMRSA taking effect in 2018, in order to improve our gross margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended June 30, 2016 were approximately $5.4 million, compared to approximately $3.4 million for the quarter ended June 30, 2015, an increase of approximately $2.1 million. The increase was primarily due to: (i) an approximately $1.2 million increase for consultants mostly paid in our common stock due to the appreciation in the market price; (ii) an approximately $674,000 increase for the newly hire employees along with the Blum employees; (iii) an approximately $392,000 increase in amortization of intangibles acquired with the Blum acquisition; (iv) an approximate $264,000 increase in director compensation; (v) an increase of $189,000 for accounting fees related to the acquisition of Black Oak; (vi) an increase of $67,000 in travel to our medical marijuana dispensaries in Nevada and California; (viii) an increase of $94,000 for security at the Blum Oakland dispensary; (ix) approximately $38,000 commissions paid to Edible Garden brokers: (x) advertising increased by $49,000; (xi) $53,000 for rent for additional space under lease; (xii) and $31,000 increase in additional insurance required to run the dispensaries. These increases were offset by: (i) an approximately $205,000 decrease in legal fees; (ii) an approximately decrease of $1.15 million for no warrants issued in the quarter ended June 30, 2016 versus the warrants issued in 2015.

Operating Income (Loss). We realized an operating loss of approximately $3.8 million for the quarter ended June 30, 2016, compared to a loss of approximately $3.1 million for the quarter ended June 30, 2015.

Other Income (Expense). Other expense for the quarter ended June 30, 2016 was approximately $1.0 million, compared to an income of approximately $307,000 for the quarter ended June 30, 2015. We had a loss on the issuance of derivatives in the amount of $488,000 for the quarter ended June 30, 2016, compared to approximately $337,000. We had a loss on the fair market valuation of the derivatives in the amount of $206,000 for the quarter ended June 30, 2016, compared to a gain of approximately $1.0 million from the same period of the prior year. Interest expense totaled approximately $61,000 for the quarter ended June 30, 2016, compared to approximately $130,000 for the quarter ended June 30, 2015. This decrease is due to less debt outstanding during the quarter ended June 30, 2016.

Net Income (Loss). We incurred a net loss of approximately $4.9 million, or $0.01 per share, for the quarter ended June 30, 2016, compared to a net loss of approximately $2.8 million, or $0.01 per share, for the quarter ended June 30, 2015. The primary reasons for the increase in net loss is (i) an approximately $1.2 million loss from the fair market valuation of derivatives during the quarter ended June 30, 2016 compared to the prior year's second quarter.

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

Results of Operations for the six months ended June 30, 2016 compared to the six months ended June 30, 2015:

Revenues. For the six months ended June 30, 2016, we generated revenues of approximately $11.2 million, compared to approximately $5.8 million for the six months ended June 30, 2015, an increase of approximately $5.5 million or 94% over the prior year's six month period. The increase was primarily due to revenue generated by Edible Garden from the sales of its produce, herbs and floral products and newly acquired Blum dispensary in Oakland and IVXX from the sale of its cannabis products. At this stage in our development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross Margin. Our gross profits for the six months ended June 30, 2016 was approximately $1.8 million, compared to gross profits of approximately $491,000 for the six months ended June 30, 2015, an increase of approximately $1.3 million. Our gross margin percentage for the six months ended June 30, 2016 was approximately 16%, compared to approximately 8% for the six months ended June 30, 2015. In the first six months 2016, IVXX began to research and develop new forms of extracted cannabis products. In addition, IVXX refined its propriety recipe of extraction to produce a higher quality and more stable cannabis product in both look and efficacy. As a result of these activities, we have incurred additional costs of operations and had less time available in our Co2 extraction lab for ordinary production of our cannabis products. Our gross margin was also impacted by the allocation of Blum's, IVXX's and MediFarm's business activities into cost of goods sold. Until California's Medical Marijuana Regulation and Safety Act ("MMRSA") comes into effect in 2018, Blum and IVXX must continue to operate in accordance with the current state and local rules and regulations, which includes operating as a not-for-profit. In an effort to maintain compliance with such rules and regulations, as well as mitigate the effect of Internal Revenue Code Section 280E on Blum, IVXX's and MediFarm's taxes, we have allocated much of Blum, IVXX's and MediFarm's business activities into cost of goods sold, which has resulted in a lower gross margin. Management intends to explore various tax strategies and other alternatives, including seeking approval from California and local authorities to operate as a for-profit corporation prior to MMRSA taking effect in 2018, in order to improve our gross margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2016 were approximately $7.5 million, compared to approximately $5.7 million for the six months ended June 30, 2015, an increase of approximately $1.8 million. The increase was primarily due to: (i) an approximately $1.0 million increase for consultants mostly paid in our common stock due to the appreciation in the market price; (ii) an approximately $624,000 increase for the newly hire employees along with the Blum employees; (iii) an approximately $392,000 increase in amortization of intangibles acquired with the Blum acquisition; (iv) an approximate $325,000 increase in director compensation; (v) an increase of $252,000 for accounting fees related to the acquisition of Black Oak; (vi) an approximately $131,000 increase in research and development in connection with IVXX's refined propriety extraction methods; (vii) an increase of $127,000 in travel to our medical marijuana dispensaries in Nevada and California; (viii) an increase of $103,000 for security at the Blum Oakland dispensary; (ix) approximately $65,000 commissions paid to Edible Garden brokers: (x) advertising increased by $53,000; (xi) $50,000 for rent for additional space under lease; (xii) and $48,000 increase in additional insurance required to run the dispensaries. These increases were offset by: (i) an approximately $521,000 decrease in legal fees; (ii) an approximately decrease of $1.15 million for no warrants issued in the six months ended June 30, 2016 versus the warrants issued in 2015.

Operating Income (Loss). We realized an operating loss of approximately $5.7 million for the six months ended June 30, 2016, compared to a loss of approximately $5.2 million for the six months ended June 30, 2015.

Other Income (Expense). Other expense for the six months ended June 30, 2016 was approximately $3.2 million, compared to an income of approximately $262,000 for the six months ended June 30, 2015. For the six months ended June 30, 2016, we had an increase in amortization of debt discount in the amount of approximately $47,000 versus $266,000 in the prior year's period. We had a loss on the extinguishment of debt of approximately $921,000 versus $0 in the prior year's period. We had a loss on the issuance of derivatives in the amount of $488,000 for the six months ended June 30, 2016, compared to approximately $561,000. We had a loss on the fair market valuation of the derivatives in the amount of $1.4 million for the six months ended June 30, 2016, compared to a gain of approximately $1.4 million from the same period of the prior year. Interest expense totaled approximately $117,000 for the six months ended June 30, 2016, compared to approximately $318,000 for the six months ended June 30, 2015. This decrease is due to less debt outstanding during the six months ended June 30, 2016.

Net Income (Loss). We incurred a net loss of approximately $9.0 million, or $0.03 per share, for the six months ended June 30, 2016, compared to a net loss of approximately $4.8 million, or $0.02 per share, for the six months ended June 30, 2015. The primary reasons for the increase in net loss is (i) an approximately $921,000 loss from the extinguishment of debt and (ii) an approximately $1.7 million loss from the fair market valuation of derivatives during the six months ended June 30, 2016 compared to the prior year's first six months.

Management will continue its efforts to lower operating expenses and increase revenue. We will continue to invest in further expanding our operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting our name and our products. Given the fact that most of the operating expenses are fixed or have a quasi-fixed character, management expects that, as revenue increases, those expenses, as a percentage of revenue, will significantly decrease. Nevertheless, there can be no assurance that we will be able to increase our revenues in succeeding six months.

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

Liquidity and Capital Resources

We have never reported net income. We incurred net losses for the six months ended June 30, 2016 and have an accumulated deficit of approximately $55 million at June 30, 2016. As of June 30, 2016, we had a working capital deficit of approximately $6.6 million. At June 30, 2016, we had a cash balance of approximately $1.7 million, compared to a cash balance of approximately $418,100 at December 31, 2015. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through private sales of preferred stock, common stock, and debt securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations.

We anticipate requiring additional capital for the commercial development of our subsidiaries. We anticipate we will need an additional $10.5 million in capital for the commercial development of MediFarm, MediFarm I, and MediFarm II. In April 2016, MediFarm commenced operations at its dispensary located in Las Vegas, Nevada under the Blüm brand. None of MediFarm, MediFarm I, or MediFarm II has commenced operations at any other of its proposed cultivation, production, or dispensary facilities. With respect to the proposed cultivation and production facilities, we intend to complete the construction of such facilities in phases, the timing of which will be dictated by market demand. Accordingly, the $13.5 million budget as described herein is entirely prospective as to the timing and amount of expenditures. With respect to MediFarm, the estimated construction budget (for year one) and operation budget (for the first five years of operation) is approximately $750,000 for the dispensary facilities and approximately $6 million for the cultivation and production facility. With respect to MediFarm I's dispensary facility, the estimated construction budget (for year one) and operation budget (for the first five years of operation) is approximately $750,000. With respect to MediFarm II's cultivation and production facility, the estimated construction budget (for year one) and operation budget (for the first five years of operation) is approximately $6 million. Forever Green NV, LLC, a member of both MediFarm I and MediFarm II, has agreed to contribute approximately $500,000 in the form of debt to MediFarm I and approximately $750,000 in the form of debt to MediFarm II. We will be obligated to contribute the remaining amount, or approximately $9.3 million in the aggregate, for all three subsidiaries. This amount is in addition to any proceeds we may receive if and when we sell additional securities.

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

Operating Activities

Cash used in operations for the six months ended June 30, 2016 was approximately $3.0 million, compared to approximately $2.1 million for the six months ended June 30, 2015. The increase in the cash used in operations was primarily due to: (i) an increase in net loss for the six months ended June 30, 2016, compared to the six months ended June 30, 2015; (ii) an approximate $1.4 million loss on the fair market value of derivatives for the six months ended June 30, 2016, compared to an approximate $1.4 million gain on the fair market value of derivatives for the six months ended June 30, 2015; (iii) the increase in the amortization of debt discount of approximately $47,000 for the six months ended June 30, 2016 versus $266,000 for the six months ended June 30, 2015; (iv) the increase of stock option expense of approximately $95,000 for the six months ended June 30, 2016, compared to $0 for the six months ended June 30, 2015; and (v) a reduction from the equity instruments issued with debt greater than debt carrying value in the amount of $488,000 for the six months ended June 30, 2016, compared to approximately $561,000 for the six months ended June 30, 2015.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2016 was approximately $1.9 million, compared to cash used by investing activities of approximately $164,000 for the six months ended June 30, 2015. During the first six months of fiscal 2016, cash used in investing activities was primarily comprised of expenditures related to the construction of the MediFarm dispensaries in Nevada.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2016 was approximately $6.2 million, compared to $3.6 million for the six months ended June 30, 2015, an increase of approximately $2.6 million. The cash provided by financing activities in the first six months of fiscal 2016 was primarily due to approximately $3.2 million from the issuance of debt and $3.2 million from the sale of common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 27, 2016, we entered into a senior secured convertible note in favor of Dominion in the initial principal amount of $3,250,000, certain of the terms of which note were amended July 25, 2016. The principal and interest under the senior secured convertible note, as amended, are due no later than May 27, 2018. On May 31, 2016, we received $2 million in gross proceeds.  The principal amounts of our $750,000 note (made April 1, 2016) and our $500,000 note (made May 3, 2016), each in favor of Dominion were paid in full by including such amounts in the May 27, 2016 note.  Payment thereunder may be made in either cash or shares of the Company's common stock, at Dominion's option. Dominion may also, at its option, convert the note into the Company's common stock equal to the lowest of (i) $0.35 (subject to adjustment for forward and reverse stock splits and the like after the original issue date) or (ii) if a Registration Statement is declared effective within 90 days of the Original Issue Date, 75% of the average of the three (3) lowest daily VWAP's in the fifteen (15) trading days prior to conversion date.  Dominion also received warrants to acquire up to 1,625,000 shares of common stock at an exercise price of $0.35 per share.  The warrants have a four-year term.  Dominion has the right to exercise the warrants on a cashless basis if, at the time of exercise, there is no effective registration statement for the underlying common stock.

Issuances of Warrants:

On August 12, 2016, the Company issued warrants in favor of Dominion to acquire up to 500,000 shares of its common stock at an exercise price of $0.44 per share.  The warrants have a four-year term.  Dominion has the right to exercise the warrants on a cashless basis if, at the time of exercise, there is no effective registration statement for the underlying common stock.  The warrants were issued as consideration for Dominion's waiver of the Company's default of a $500,000 note dated December 14, 2015.  The default was as a result of the Company not having sufficient shares of common stock to issue to Dominion upon its conversion of the note.

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

_____________

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA TECH CORP.

Date: August 15, 2016	By:	/s/ Michael C. James
Michael C. James
Chief Financial Officer Chief Accounting Officer

