Form 10-Q
period 2016-09-30
Terra Tech Corp.
filed 2016-11-09
CIK 1451512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

As of November 5, 2016, there were 521,345,040 shares of common stock outstanding, 100 shares of Series A Preferred Stock, convertible at any time into 100 shares of common stock, 37,675,953 shares of Series B Preferred Stock, convertible into approximately 202,859,596 shares of common stock, 14,20,265 shares of common stock issuable upon the exercise of all of our outstanding warrants and 2,233,333 shares of common stock issuable upon the exercise of all vested options.

TERRA TECH CORP. AND SUBSIDIARIES

FORM 10-Q

TERRA TECH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash	$3,397,317	$418,082
Accounts Receivable, Net	1,072,389	741,844
Prepaid Expenses	237,623	147,230
Inventory	2,468,099	949,448

Total Current Assets	7,175,428	2,256,604

Property, Equipment and Leasehold Improvements, Net	9,804,904	6,694,975
Goodwill	32,296,948	-
Intangible Assets, Net	20,634,410	118,932
Deposits	53,543	94,528

TOTAL ASSETS	$69,965,233	$9,165,039

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$6,386,859	$1,119,459
Derivative Liability	6,895,000	743,400
Short-Term Debt	1,953,687	917,363
Income Taxes Payable	1,783,731	-

Total Current Liabilities	17,019,277	2,780,222

Long-Term Liabilities:
Long-Term Debt	835,955	-
Deferred Tax Liability, Net	194,900	44,000

Total Long-Term Liabilities	1,030,855	44,000

Total Liabilities	18,050,132	2,824,222

COMMITMENTS AND CONTINGENCIES	12,655,741	-

STOCKHOLDERS' EQUITY:
Preferred Stock, Convertible Series A, Par Value $0.001; Authorized and Issued 100 Shares as of September 30, 2016 and December 31, 2015, Respectively	-	-
Preferred Stock, Convertible Series B, Par Value $0.001; Authorized 49,999,900 Shares as of September 30, 2016; Authorized 24,999,900 Shares as of December 31, 2015; Issued and Outstanding 40,382,962 and 16,300,000 as of September 30, 2016 and December 31, 2015, Respectively	40,383	16,300
Common Stock, Par Value $0.001; Authorized 990,000,000 Shares as of September 30, 2016; Authorized 350,000,000 Shares as of December 31, 2015; Issued 473,917,277 and 303,023,744 Shares as of September 30, 2016 and December 31, 2015, Respectively	473,917	303,024
Additional Paid-In Capital	99,844,560	51,843,071
Accumulated Deficit	(60,600,170)	(45,952,109)

Total Terra Tech Corp. Stockholders' Equity	39,758,690	6,210,286
Non-Controlling Interest	(499,330)	130,531

Total Stockholders' Equity	39,259,360	6,340,817

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$69,965,233	$9,165,039

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Total Revenues	$6,950,365	$2,018,351	$18,198,441	$7,805,994
Cost of Goods Sold	5,630,979	1,648,545	15,095,137	6,944,859

Gross Profit	1,319,386	369,806	3,103,304	861,135

Selling, General and Administrative Expenses	6,005,946	2,099,314	13,519,615	7,792,445

Loss from Operations	(4,686,560)	(1,729,508)	(10,416,311)	(6,931,310)

Other (Expense) Income:
Amortization of Debt Discount	(610,089)	(258,306)	(922,621)	(524,161)
Loss on Extinguishment of Debt	-	(263,950)	(920,797)	(263,950)
Loss from Derivatives Issued With Debt Greater
Than Debt Carrying Value	(867,000)	-	(1,355,000)	(561,000)
Gain (Loss) on Fair Market Valuation of
Derivatives	771,000	372,400	(595,700)	1,779,600
Interest Expense	(159,633)	(108,563)	(276,193)	(426,793)

Total Other (Expense) Income	(865,722)	(258,419)	(4,070,311)	3,696

Loss Before Provision for Income Taxes	(5,552,282)	(1,987,927)	(14,486,622)	(6,927,614)
Provision for Income Taxes	410,300	3,000	791,300	8,076

Net Loss	(5,962,582)	(1,990,927)	(15,277,922)	(6,935,690)
Net Loss Attributable to Non-Controlling Interests	374,823	32,760	629,861	144,433

NET LOSS ATTRIBUTABLE TO TERRA TECH CORP.	$(5,587,759)	$(1,958,167)	$(14,648,061)	$(6,791,257)

Net Loss Per Common Share Attributable to
Terra Tech Corp. Common Stockholders -
Basic and Diluted	$(0.01)	$(0.01)	$(0.04)	$(0.03)

Weighted-Average Number of Common Shares Outstanding - Basic and Diluted	352,676,081	252,220,146	343,052,572	224,483,147

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(14,648,061)	$(6,791,257)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
(Gain) Loss on Fair Market Valuation of Derivatives	595,700	(1,779,600)
Loss on Extinguishment of Debt	920,797	263,950
Amortization of Debt Discount	922,621	524,161
Depreciation and Amortization	1,653,791	481,321
Warrants Issued With Common Stock and Debt	-	1,148,069
Stock Issued for Compensation	715,039	680,630
Stock Issued for Director Fees	60,550	-
Stock Issued for Services	20,727	656,186
Stock Option Expense	142,766	-
Equity Instruments Issued With Debt Greater Than Debt Carrying Amount	1,355,000	561,000
Change in Accounts Receivable Reserve	102,253	169,683
Changes in Operating Assets and Liabilities:
Accounts Receivable	(432,798)	(440,850)
Prepaid Expenses	434,824	(1,073)
Inventory	(1,356,365)	5,793
Deposits	(3,375)	(23,072)
Accounts Payable and Accrued Expenses	3,177,610	1,138,463
Income Tax Payable	1,783,731	-

Net Cash Used in Operations	(4,555,190)	(3,406,596)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Assumed in Acquisition	163,566	-
Purchase of Property and Equipment	(3,211,064)	(590,219)
Purchase of Intangible Assets - Trademarks	(75,000)	-

Net Cash Used in Investing Activities	(3,122,498)	(590,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Notes Payable	4,928,650	1,650,000
Proceeds from Issuance of Common Stock	3,208,134	3,012,234
Proceeds from Exercise of Warrants	3,150,000	-
Payments By Subsidiaries for Non-Controlling Interest	(629,861)	(144,433)

Net Cash Provided by Financing Activities	10,656,923	4,517,801

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,979,235	520,986

Cash and Cash Equivalents at Beginning of Period	418,082	846,650

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,397,317	$1,367,636

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash Paid for Interest	$16,500	$-

SUPPLEMENTAL DISCLOSURE FOR FINANCING ACTIVITIES:
Warrant Expense	$142,766	$1,148,069

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2016 and 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

References in this document to the “Company,” “Terra Tech,” “we,” “us,” or “our” are intended to mean Terra Tech Corp. (“Terra Tech”), individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

We were incorporated in Nevada on July 22, 2008, under the name Private Secretary, Inc. Our original business was developing a software program that would allow for automatic call processing through voice-over-Internet protocol, or “VoIP”, technology. Our operations were limited to capital formation, organization, and development of its business plan and target customer market. We generated no revenue. We changed our name to Terra Tech Corp. on January 27, 2012.

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

We are also a wholesale seller of locally grown hydroponic produce, herbs, and florals through our wholly-owned subsidiary, Edible Garden Corporation, a Nevada corporation (“Edible Garden”). We acquired all of the issued and outstanding shares in Edible Garden pursuant to a Share Exchange Agreement, dated March 23, 2013 (the “Share Exchange Agreement”), entered into by and among Terra Tech, Edible Garden, and the stockholders of Edible Garden. Pursuant to the Share Exchange Agreement, we offered and sold 1,250,000 shares of our common stock in consideration for all the issued and outstanding shares in Edible Garden. Separately, Amy Almsteier, one of our stockholders and a director (and, at that time, an executive officer), offered and sold 7,650,000 shares of Series B Preferred Stock to Kenneth Vande Vrede, Michael Vande Vrede, Steven Vande Vrede, Daniel Vande Vrede, Beverly Willekes, and David Vande Vrede (collectively, the “Former EG Principal Stockholders”).

On March 19, 2014, we formed MediFarm, LLC, a Nevada limited liability company (“MediFarm”), as a subsidiary. On July 18, 2014, we formed MediFarm I, LLC, a Nevada limited liability company (“MediFarm I”), as a subsidiary. On July 30, 2014, we formed MediFarm II, LLC, a Nevada limited liability company (“MediFarm II”), as a subsidiary. Through MediFarm, MediFarm I, and MediFarm II, we are currently operating one medical marijuana dispensary facility in Nevada and plan to operate additional medical marijuana cultivation, production, and dispensary facilities in that state. In April 2016, MediFarm commenced operations at its dispensary in Las Vegas, Nevada under the “Blüm” brand.

On September 16, 2014, we formed IVXX, LLC, a Nevada limited liability company (“IVXX”), as a wholly-owned subsidiary, for the purpose of producing a line of cannabis flowers and cigarettes, as well as a complete line of cannabis pure concentrates including: oils, waxes, shatters, and clears. We began producing and selling IVXX’s products during the first quarter of fiscal 2015. We currently offer these products to 200 select dispensaries in California. We use our extraction lab located in Oakland, California to manufacture these products. IVXX also sells clothing, apparel, and other various branded products.

TERRA TECH CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2016 and 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On October 14, 2015, we formed MediFarm I Real Estate, LLC, a Nevada limited liability company (“MediFarm I RE”). MediFarm I RE is a real estate holding company that owns the real property and building at which a medical marijuana dispensary facility will be located. It is our intention that MediFarm I will operate the medical marijuana dispensary. We own 50% of the membership interests in MediFarm I RE. The remaining membership interests are owned by Forever Young Investments, LLC (50%), an otherwise unaffiliated entity.

On April 1, 2016, we acquired Black Oak Gallery, a California corporation (“Black Oak”). Black Oak operates a medical marijuana dispensary in Oakland, California under the name Blüm, pursuant to that certain Agreement and Plan of Merger, dated December 23, 2015 (the “Merger Agreement”), with Generic Merger Sub, Inc., a California corporation and our wholly-owned subsidiary (the “Merger Sub”), and Black Oak. The Merger Agreement was amended by a First Amendment to the Agreement and Plan of Merger, dated February 29, 2016. Pursuant to the Merger Agreement, the Merger Sub merged with and into Black Oak, with Black Oak as the surviving corporation, and became our wholly-owned subsidiary (the “Merger”). The Merger is intended to qualify for Federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

Subject to the terms and conditions of the Merger Agreement, at the closing of the Merger, the outstanding shares of common stock of Black Oak held by (i) three of the current shareholders of Black Oak (the “Group A Shareholders”) were converted into the right to receive approximately 8,166 shares of our Series Z preferred stock, par value $0.001 per share (“Series Z Preferred Stock”), of which approximately 1,175 shares of Series Z Preferred Stock were issued and paid at closing, and approximately 8,668,700 shares of our Series B preferred stock, par value $0.001 per share (“Series B Preferred Stock”), of which approximately 1,248,300 shares of Series B Preferred Stock were issued and paid at closing and (ii) the remaining shareholders of Black Oak (the “Group B Shareholders”) were converted into the right to receive approximately 21,378 shares of our Series Q preferred stock, par value $0.001 per share (“Series Q Preferred Stock), of which approximately 3,695 shares of Series Q Preferred Stock were issued and paid at closing. The shares of Series Z Preferred Stock, Series B Preferred Stock, and Series Q Preferred Stock that were issued but not paid to the Black Oak shareholders at closing are subject to certain holdback and lock-up provisions, and held in an escrow account as security for the satisfaction of any post-closing adjustments or indemnification claims, as provided for in the Merger Agreement. Each share of Series Q Preferred Stock was converted into 5,000 shares of our common stock and each share of Series Z Preferred Stock was converted into 1,857 shares of our Series B Preferred Stock, in each case immediately upon our filing with the Secretary of State of the State of Nevada an Amendment to our Articles of Incorporation to increase our authorized capital for, among other reasons, satisfaction of the terms of this potential transaction. Accordingly, the approximately 21,378 shares of Series Q Preferred Stock was issued to the Group B Shareholders was converted into approximately 106,890,000 shares of common stock and the approximately 8,166 shares of Series Z Preferred Stock was issued to the Group A Shareholders was converted into approximately 15,164,262 shares of Series B Preferred Stock. The Series Z Preferred Stock was intended to mirror the rights of the holders of our Series B Preferred Stock. Each share of our Series B Preferred Stock remains convertible into 5.384325537 shares of our common stock. The aggregate fair market value of the securities issued in the Merger was approximately $22.9 million. The Group B Shareholders may also receive cash consideration equal to approximately $2.1 million.

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

TERRA TECH CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2016 and 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Since the Merger was completed on April 1, 2016, Black Oak’s financial results are included in our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016.

Basis of Presentation

The accompanying unaudited consolidated financial statements include all of the accounts of Terra Tech. and subsidiaries. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our 2015 Annual Report on Form 10-K.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and all highly liquid investments with a maturity of three months or less from the date of purchase, including money market mutual funds, short-term time deposits, and government agency and corporate obligations, are classified as cash and cash equivalents.

Accounts Receivable

We review all outstanding accounts receivable for collectability on a quarterly basis. An allowance for doubtful accounts is recorded for any amounts deemed uncollectable. We do not accrue interest receivable on past due accounts receivable. There was an allowance for doubtful accounts of $159,169 at September 30, 2016 and $184,642 at December 31, 2015.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets: 3 to 32 years for machinery and equipment, leasehold improvements, and buildings are amortized over the estimated useful life. Repairs and maintenance expenditures that do not extend the useful lives of related assets are expensed as incurred. We test property and equipment for impairment annually for recoverability or whenever events or changes in circumstances indicate that the carry amount may not be recoverable. For the year ended December 31, 2015 and for the nine months ended September 30, 2016, we have concluded that the sum of the undiscounted cash flows exceeds the carry amount of the assets.

TERRA TECH CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2016 and 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangibles

Intangible assets are stated at historical cost and amortized over their estimated useful lives. We use a straight-line method of amortization, unless a method that better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up can be reliably determined. The approximate useful lives for amortization of our intangible assets are as follows: customer relationships, five to 15 years; trade names, five to 15 years; and dispensary license, 15 years.

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

The Carrying Value, Recoverability and Impairment of Long-Lived Assets

We have adopted paragraph 360-10-35-17 of FASB Accounting Standards Codification for our long-lived assets. Our long -lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We assess the recoverability of our long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the assets expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

We consider the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in our overall strategy with respect to the manner of use of the acquired assets or changes in our overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in our stock price for a sustained period of time; and (vi) regulatory changes. We evaluate acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events. The impairment charges, if any, are included in operating expenses in the accompanying statements of operations. Based on the test results, no impairments have occurred.

TERRA TECH CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2016 and 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deposits

Deposits are for stores, land and utility companies located in California, Nevada and New Jersey.

Revenue Recognition

Cannabis Products

We recognize revenue from product sales net of discounts, rebates, promotional adjustments, price adjustments, and estimated returns and upon transfer of title and risk to the customer, which occurs at shipping (F.O.B. terms). Upon shipment, we have no further performance obligations, selling price is fixed, and collection is reasonably assured.

We recognize revenue in accordance with ASC 605, “Revenue Recognition,” by recognizing as revenue the fees we charge customers because persuasive evidence of an arrangement exists, the fees we charge are substantially fixed or determinable during the period that we provide the goods or services, we and our customers understand the specific nature and terms of the agreed upon transactions, and payment is made for the goods or services when they have been rendered.

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

Revenue related to the sale of consignment inventory is not recognized until the product is pulled from inventory and sold directly to our end-customers at our retail dispensary. We recognize revenue from the sale of consignment inventory on a gross basis, as it has determined that it is the primary obligor to the customer, has latitude in establishing the sales prices and profit margins of its products, has discretion in selecting its suppliers, is responsible for loss or damage to consigned inventory and through its customer validation process performs an important part of the process of providing such products to authorized customers. We believe that these factors outweigh the fact that we do not have title to the consigned inventory prior to its sale.

During the three and nine months ended September 30, 2016, sales returns were not significant and, as such, no sales return allowance has been recorded as of September 30, 2016.

Hydroponic Produce

We recognize revenue from products grown in our greenhouses and sold net of discounts, rebates, promotional adjustments, price adjustments, and estimated returns and upon transfer of title and risk to the customer, which occurs at shipping (F.O.B. terms). Upon shipment, we have no further performance obligations, selling price is fixed, and collection is reasonably assured.

TERRA TECH CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2016 and 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For sales for which we use an outside grower, we evaluate whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. We determine the product specifications, cultivation, and packaging, while disclosing trade and operational secrets, greenhouse technologies, and nutrients used to grow. We are the primary obligor in the transaction because it is our brand that is sold into the retail channel. We are subject to inventory risk until product is accepted by the retailer. We bear credit risk for the amount billed to the retailer and, thus, must pay the grower in the event the selling price is not collected. This revenue is recorded at the gross sale price once the retailer has accepted delivery, selling price is fixed, and collection is reasonably assured.

Cost of Goods Sold

Cannabis Products

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

Hydroponic Produce

Cost of goods sold are for the plants grown and purchased and sold into the retail marketplace by Edible Garden.

Loyalty Rewards Program

We offer a customer loyalty rewards program that allows members to earn discounts on future purchases. The amount of unused discounts earned by our loyalty rewards program members is included in accrued liabilities and recorded as a reduction of revenue at the time a qualifying purchase is made. Revenue is recognized when points are redeemed by the loyalty rewards program member. We began offering customers the loyalty rewards program during April 2015 and the value of points accrued as of September 30, 2016 was $25,097.

Research and Development

Research and development costs are expensed as incurred.

Income Taxes

We provide for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related Federal and state deferred tax asset for the nine months ended September 30, 2016.

TERRA TECH CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2016 and 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Common Share

Net loss per share is computed in accordance with the provisions of ASC 260, “Earnings Per Share,” by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted income (loss) per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the nine months ended September 30, 2016; therefore, the basic and diluted weighted-average shares of common stock outstanding were the same.

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

Level 3 - Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

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

TERRA TECH CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2016 and 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires entities to recognize right-of-use assets and lease liabilities on the balance sheet for the rights and obligations created by all leases, including operating leases, with terms of more than 12 months. The new standard also requires additional disclosures on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. The new standard will be effective for the Company on January 1, 2019. Early adoption is permitted. The Company is in the process of evaluating the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The new standard is effective for public entities for annual periods beginning after December 15, 2016, with early adoption allowed on either a prospective or retrospective basis. The Company adopted ASU 2015-17, on a prospective basis, for its annual period ending December 31, 2015. Accordingly, the accompanying unaudited consolidated balance sheet at September 30, 2016 reflects the presentation of deferred tax assets and deferred tax liabilities in accordance with ASU 2015-17.

Inventory Measurement

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), which requires entities to measure inventory at the lower of cost and net realizable value (“NRV”). A SU 2015-11 defines NRV as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The ASU will not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. The guidance in ASU 2015-11 is effective prospectively for fiscal years beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. Upon transition, entities must disclose the nature of and reason for the accounting change. The Company does not expect that the adoption of this standard will have a material effect on its consolidated financial statements.

Going Concern Disclosures

In August 2014, the FASB issued ASU No. 2014-15: Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. We do not expect that the adoption of this standard will have a material effect on our consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2016 and 2015

NOTE 2 – GOING CONCERN

Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities, and upon additional financing. Management believes they can raise the appropriate funds needed to support their business plan and develop an operating company that is cash-flow positive.

However, we incurred net losses for the nine months ended September 30, 2016, and have an accumulated deficit of $60,600,170 at September 30, 2016. We have not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations. These factors raise substantial doubt about our ability to continue as a going concern.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should we be unable to continue as a going concern.

NOTE 3 – CONCENTRATIONS OF BUSINESS AND CREDIT RISK

We maintain cash balances in several financial institutions that are insured by the Federal Deposit Insurance Corporation up to certain federal limitations.

We provide credit in the normal course of business to customers located throughout the U.S. We perform ongoing credit evaluations of our customers and maintain allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

NOTE 4 – ACQUISITIONS

In March 2016, we acquired certain assets from Therapeutics Medical. The fair value of total consideration transferred in connection with the acquisition was $1,250,000. Of the total purchase price, $58,622 was attributed to finished goods inventory, $191,378 was attributed to the existing brands, and $1,000,000 was attributed to the trademarks, patent, customer list, and vendor numbers. We have determined that the trademarks, patent, customer list, and vendor numbers have a useful life of 5 years.

On April 1, 2016, we acquired all of the assets of Black Oak. The acquisition of Black Oak was accounted for in accordance with ASC 805-10 Business Combinations. The assets consisted primarily of the intellectual property and established marketing associated with the brand name “Blüm,” including its website, www.blumoak.com, the medical marijuana dispensary license, and customer relationships.

TERRA TECH CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2016 and 2015

NOTE 4 – ACQUISITIONS (Continued)

The following table summarizes the acquisition with a purchase price of $51,489,665:

Current assets, (inclusive of cash of $163,566)	$792,447
Property, plant and equipment	681,896
Customer relationships	7,480,800
Trade Name	4,280,000
Dispensary license	8,214,700
Liabilities	(2,355,938)
Total identifiable net assets	19,093,905
Goodwill	32,395,760
Net assets	$51,489,665

The estimated purchase price of Black Oak (for accounting purposes) was $51,489,665. The purchase price was determined based on the value of the shares of our common stock issuable upon conversion of the various series of preferred stock issued in connection with the acquisition, or $0.2620 per share of common stock, which was the closing sales price of our common stock on April 1, 2016, as quoted on the OTC Market Group Inc.’s OTCQX tier.

The purchase price represents the sum of:

(i) the issuance of approximately 1,176 shares of our Series Z Preferred Stock (or, upon conversion, 11,759,242 shares of our common stock), approximately 1,248,300 shares of our Series B Preferred Stock (or, upon conversion, 6,721,254 shares of our common stock), and approximately 3,696 shares of our Series Q Preferred Stock (or, upon conversion, 18,480,493 shares of our common stock), which collectively, were converted into 36,960,989 shares of our common stock (the “Closing Consideration”); and

(ii) the issuance of approximately 4,210 shares of our Series Z Preferred Stock (or, upon conversion, 42,098,295 shares of our common stock), approximately 4,468,872 shares of our Series B Preferred Stock (or, upon conversion, 24,061,862 shares of our common stock), and approximately 8,945 shares of our Series Q Preferred Stock (or, upon conversion, 44,722,796 shares of our common stock), which collectively, were converted into approximately 110,882,953 shares of our common stock (the “Lockup Consideration”); and

(iii) the issuance of approximately 2,781 shares of our Series Z Preferred Stock (or, upon conversion, 27,804,112 shares of our common stock), approximately 2,951,528 shares of our Series B Preferred Stock (or, upon conversion, 15,891,988 shares of our common stock), and approximately 8,739 shares of our Series Q Preferred Stock (or, upon conversion, 43,696,102 shares of our common stock), which collectively, were converted into approximately 87,392,202 shares of our common stock (the “Holdback Consideration”); and

(iv) the contingent cash consideration of up to $2,088,000 pursuant to certain earn-out provisions set forth in the Merger Agreement, payable to the Group B Shareholders (the “Performance-based Cash Consideration”).

TERRA TECH CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2016 and 2015

NOTE 4 – ACQUISITIONS (Continued)

Closing Consideration

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

The Series Q Preferred Stock was converted into 106,890,000 shares of common stock in September 2016. The Series Z Preferred Stock was converted into 15,164,262 Series B Preferred Stock in September 2016.

TERRA TECH CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2016 and 2015

NOTE 5 – INVENTORY

Inventory consists of raw materials for Edible Garden’s herb, produce, and floral product lines and IVXX’s line of cannabis pure concentrates. Work-In-Progress consists of live plants grown for Edible Garden’s herb, produce, and floral product lines along with IVXX’s line of cannabis pure concentrates. Finished goods consists of Blum’s, MediFarm’s and IVXX’s line of cannabis packaged to be sold to the patients and into dispensaries. Cost of goods sold is calculated using the average costing method. The Company reviews its inventory periodically to determine net realizable value. The Company writes down inventory, if required, based on forecasted demand. These factors are impacted by market and economic conditions, new products introductions, and require estimates that may include uncertain elements. Inventory at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30,	December 31,
	2016	2015
Raw Materials	$576,508	$277,340
Work-In-Progress	419,432	542,530
Finished Goods	1,472,159	129,578
	$2,468,099	$949,448

NOTE 6 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment, and leasehold improvements, at cost, less accumulated depreciation, at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30,	December 31,
	2016	2015
Land	$702,020	$1,454,124
Furniture	507,182	70,786
Equipment	3,502,268	2,322,444
Leasehold improvements	7,236,177	3,893,330
Subtotal	11,947,647	7,740,684
Less accumulated depreciation	(2,142,743)	(1,045,709)
Total	$9,804,904	$6,694,975

Depreciation expense related to property, equipment and leasehold improvements for the nine months ended September 30, 2016 was $827,391 and for the year ended December 31, 2015 was $602,814.

TERRA TECH CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2016 and 2015

NOTE 7 – INTANGIBLE ASSETS

Intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $826,400 and $42,480 during the nine months ended September 30, 2016, and the year ended December 31, 2015, respectively. Based solely on the amortizable intangible assets recorded at September 30, 2016, we estimate amortization expense to be $1,239,290 in 2016, $1,651,560 in 2017, $1,622,532 in 2018, $1,609,080 in 2019, $1,609,080 in 2020 and an aggregate of $13,719,270 in years after 2020. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes.

		September 30, 2016
	Useful	Gross
	Life	Carrying	Accumulated
Amortized intangible assets:	in Years	Amount	Amortization

Customer Relationships	5 to 15	$8,693,200	$495,208
Trade Name	5 to 15	$4,666,898	$181,356
Dispensary License	15	$8,214,700	$263,824
Total		$21,574,798	$940,388

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2016	2015

Accounts payable	$2,179,783	$1,105,994
Sales tax payable	226,319	-
Accrued expenses	3,734,367	-
Interest payable	246,390	103,465
	$6,386,859	$1,119,459

TERRA TECH CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2016 and 2015

NOTE 9 – NOTES PAYABLE

Notes payable are as follows:

	September 30,	December 31,
	2016	2015

Promissory note dated July 25, 2014 issued to an accredited investor, which matured July 24, 2015 and bore interest at a rate of 12% per annum. The holder of the note extended the maturity to July 25, 2017. Principal and interest may be converted into common stock based on the average trading price of the ten days prior to maturity at the holder’s option.	$150,000	$150,000

Unsecured promissory demand notes issued to an accredited investor, which bears interest at a rate of 4% per annum. Holder may elect to convert into common stock at $0.75 per share. In 2015, the investor exchanged the notes from other accredited investors.	114,306	114,306

5% Original issue discount senior secured convertible promissory note dated May 5, 2014 issued to accredited investors, which matured November 5, 2015, and bore interest at a rate of 12% per annum. The fixed conversion price in effect was set at 90% of the 20-day volume weighted average price (“VWAP”) of our common stock on February 5, 2014, or $0.30753 per share. In 2015, the holder of the note converted some of the debt and accrued interest into common stock. The remaining balance of the note and accrued interest was converted into common stock in March 2016.	-	96,491

Convertible promissory note dated April 7, 2015 issued to accredited investors, which matures October 7, 2016 and bears interest at a rate of 12% per annum. The conversion price in effect is $0.1303, subject to adjustment. The remaining balance of the note and accrued interest was converted into common stock in January 2016.	-	170,856

Convertible promissory note dated May 13, 2015 issued to accredited investors, which matures November 13, 2016 and bears interest at a rate of 12% per annum. The conversion price in effect is $0.1211, subject to adjustment. The remaining balance of the note and accrued interest was converted into common stock in January 2016.	-	170,783

Convertible promissory note dated December 14, 2015, issued to accredited investors, which matures December 13, 2016 and bears interest at a rate of 12% per annum. The conversion price in effect is $0.1211, subject to adjustment.	439,381	214,927

Convertible promissory note dated March 10, 2016, issued to accredited investors, which matures September 10, 2017 and bears interest at a rate of 1% per annum. The conversion price in effect is 90% of the average of the lowest three (3) VWAPs for the five (5) consecutive trading days prior to the conversion date.	1,250,000	-

Convertible promissory note dated May 27, 2016, and amended on July 25, 2016 issued to accredited investors, which matures May 27, 2018 and bears interest at a rate of 12% per annum. The conversion price in effect is $0.35, subject to adjustment.	699,341	-

Convertible promissory note dated July 25, 2016, issued to accredited investors, which matures July 25, 2018 and bears interest at a rate of 12% per annum. The conversion price in effect is $0.35, subject to adjustment.	84,185	-

Convertible promissory note dated August 12, 2016, issued to accredited investors, which matures August 12, 2018 and bears interest at a rate of 12% per annum. The conversion price in effect is $0.35, subject to adjustment.	39,137	-

Convertible promissory note dated September 1, 2016, issued to accredited investors, which matures September 1, 2018 and bears interest at a rate of 12% per annum. The conversion price in effect is $0.35, subject to adjustment.	13,292	-

Total Debt	2,789,642	917,363

Less short-term portion	1,953,687	917,363

Long-term portion	$835,955	$0

TERRA TECH CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2016 and 2015

NOTE 9 – NOTES PAYABLE (Continued)

Total debt as of September 30, 2016 and December 31, 2015, was $2,789,642 and $917,363, respectively, which included unamortized debt discount of $4,474,664 and $693,435, respectively. The senior secured promissory notes are secured by shares of common stock. There was accrued interest of $91,527 as of September 30, 2016.

NOTE 10 – CONTINGENT CONSIDERATION LIABILITY

The Company accounts for “contingent consideration” according to FASB ASC 805 Business Combinations (“FASB ASC 805”). Contingent consideration typically represents the acquirer’s obligation to transfer additional assets or equity interests to the former owners of the acquiree if specified future events occur or conditions are met. FASB ASC 805 requires that contingent consideration be recognized at the acquisition-date fair value as part of the consideration transferred in the transaction. FASB ASC 805 uses the fair value definition in Fair Value Measurements, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As defined in FASB ASC 805, contingent consideration is (i) an obligation of the acquirer to transfer additional assets or equity interests to the former owners of an acquiree as part of the exchange for control of the acquire, if specified future events occur or conditions are met or (ii) the right of the acquirer to the return of previously transferred consideration, if specified conditions are met.

TERRA TECH CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2016 and 2015

NOTE 10 – CONTINGENT CONSIDERATION LIABILITY (Continued)

Accordingly, the Company valued the Holdback Consideration and the Performance-based Cash Consideration (collectively, the “Contingent Consideration”), based on an analysis using a cash flow model to determine the expected contingent consideration payment, which model determined that the aggregate expected contingent consideration liability was $15,305,463 and the present value of the contingent consideration liability was $12,754,553. Accordingly, the Company recognized at April 1, 2016, the closing date of the Black Oak merger, a $12,754,553 contingent consideration liability associated with the Contingent Consideration paid pursuant to the Merger Agreement.

In determining the likelihood of payouts related to the Contingent Consideration, the probabilities for various scenarios (e.g., a 75% probability that the maximum amount of Contingent Consideration will be payable), as well as the discount rate used in the Company’s calculations were based on internal projections, all of which were vetted by the Company’s senior management.

Holdback Consideration

The Holdback Consideration is comprised of (i) the market-based clawback amount (the “Market-Based Clawback Amount”) and (ii) the performance-based clawback amount (the “Performance-Based Clawback Amount”). The Holdback Consideration, which is comprised of shares of our preferred stock, was issued on April 1, 2016, the closing date of the Black Oak merger, and will be held in an escrow account for a period of one year.

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

TERRA TECH CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2016 and 2015

NOTE 10 – CONTINGENT CONSIDERATION LIABILITY (Continued)

The Performance-Based Clawback Amount is determined as follows:

a)	The “Lower Threshold” means an amount equal to $11,979,351.00, and the “Upper Threshold” means an amount equal to $16,667,000.00.

b)

If Black Oak’s operating revenues for the 12-month period following the closing date of the Black Oak merger (the “Year 1 Revenue”) is less than the Lower Threshold, then the Performance-Based Clawback Amount will be the number of shares obtained from a quotient, (A) the numerator of which is equal to the sum of (1) $4,912,000.00, plus (2) the product of 1.5 multiplied by the difference between the Lower Threshold and the Year 1 Revenue, and (B) the denominator of which is the Terra Tech common stock 30-day VWAP as of the one-year anniversary date of the closing of the Black Oak merger.

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

TERRA TECH CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2016 and 2015

NOTE 10 – CONTINGENT CONSIDERATION LIABILITY (Continued)

The Contingent Consideration at September 30, 2016 was based upon the following formula:

		One-year
		Anniversary
		Date of the	Value of	Performance-
		Merger 30-	Common	Based		Probability-Weighted Amounts
Year 1 Revenue		Day VWAP	Stock to Issue	Cash Payment	Probability	Earn-out Shares	Performance-Based Cash	Total
		5%	$14,262,022	$2,088,000	4.0%	$570,481	$83,520	$654,001
		$0.2811

Upside	80%	15%	$13,060,699	$2,088,000	12.0%	$1,567,284	$250,560	$1,817,844
$16,667,000		$0.3811

		80%	$12,358,783	$2,088,000	64.0%	$7,909,621	$1,336,320	$9,245,941
		$0.4811

		5%	$11,321,432	$747,500	0.8%	$84,911	$5,606	$90,517
		$0.2811

Base	15%	15%	$10,891,714	$747,500	2.3%	$245,064	$16,819	$261,882
$13,670,835		$0.3811

		80%	$10,640,637	$747,500	12.0%	$1,276,876	$89,700	$1,366,576
		$0.4811

		5%	$7,859,732	$0	0.3%	$19,649	$0	$19,649
		$0.2811

Downside	5%	15%	$8,338,359	$0	0.8%	$62,538	$0	$62,538
$10,674,670		$0.3811

		80%	$8,618,014	$0	4.0%	$344,721	$0	$344,721
		$0.4811
			Fair Value of Expected Earn-out Payment			$12,081,144	$1,782,525	$13,863,669
			Price per common Shares			$0.2620	$0.2620
			Discount rate			20	20
			Periods (nper)			0.500	$0.500
			Payments			$0	$0

			Present value factor at 20% discount rate for 12 months			0.9129	0.9129
			Present value of contingent consideration			$11,028,525	$1,627,216

			Present value of contingent consideration					$12,655,741

TERRA TECH CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2016 and 2015

NOTE 11 – FAIR VALUE MEASUREMENTS

The following table represents the fair value hierarchy for those financial assets measured at fair value on a recurring basis:

	Fair Value at
	September 30,	Fair Value Measurement Using
	2016	Level 1	Level 2	Level 3

Derivative Liability - Conversion Feature	$6,895,000	-	-	$6,895,000
	$6,895,000	-	-	$6,895,000

	Fair Value at
	December 31,	Fair Value Measurement Using
	2015	Level 1	Level 2	Level 3

Derivative Liability - Conversion Feature	$743,400	-	-	$743,400
	$743,400	-	-	$743,400

Liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Balance at December 31, 2015	$743,400
Change in fair market value of conversion feature	595,700
Issuance of equity instruments with debt greater than debt carrying amount	1,355,000
Derivative debt converted into equity	(570,100)
Issuance of equity instruments with derivatives	4,771,000
Balance at September 30, 2016	$6,895,000

TERRA TECH CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2016 and 2015

NOTE 12 – INCOME TAXES

The expense (benefit) for income taxes consists of the following:

	September 30, 2016	December 31, 2015

Current:
Federal	$742,300	$-
State	-	-

	742,300	-
Deferred:
Federal	49,000	44,000
State	-	-
Total	$791,300	$44,000

The components of deferred tax assets and liabilities are as follows:

	September 30, 2016	December 31, 2015
Deferred income tax assets:
Allowance for bad debt	$70,000	$74,000
Warrants and interest expense	4,002,000	3,412,000
Derivatives expense	1,992,000	729,000
Net operating loss	9,353,000	7,029,000

	15,417,000	11,244,000
Deferred income tax liabilities:
Depreciation	(194,900)	(44,000)

Total	15,222,100	11,200,000

Valuation allowance	(15,417,000)	(11,244,000)

Net deferred tax assets (liabilities)	$(194,900)	$(44,000)

Permanent differences include ordinary and necessary business expenses deemed by the Company as a non-allowable deduction under Internal Revenue Code Section 280E, and tax deductions related to equity compensation that are less than the compensation recognized for financial reporting.

TERRA TECH CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2016 and 2015

NOTE 12 – INCOME TAXES (Continued)

As of September 30, 2016, and December 31, 2015, the Company had net operating loss carryforwards of approximately $26,700,000 and $18,600,000, respectively, which, if unused, will expire beginning in years 2034. These tax attributes are subject to an annual limitation from equity shifts, which constitute a change of ownership as defined under Internal Revenue Code Section 382, which will limit their utilization. The Company has yet to assess the effect of these limitations, but expects these losses to be substantially limited. Accordingly, the Company has placed a reserve against any assets associated with these losses.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred through the period ended September 30, 2016. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of September 30, 2016, a valuation allowance of has been recorded against all deferred tax assets as these assets are more likely than not to be unrealized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

For the three quarters ended September 30, 2016, IVXX produced and sold cannabis pure concentrates, both Black Oak and MediFarm operated medical marijuana dispensaries, subjecting the Company to the limits of Internal Revenue Code Section 280E. Pursuant to IRC Section 280E, the Company is allowed only to deduct expenses directly related to sales of product. For the nine months ended September 30, 2016, the income tax expense is the tax on the gross sales in excess of direct costs that subject the Company to federal income tax pursuant to IRC Section 280E. The Company recorded a deferred tax liability related to the tax depreciation related to its cannabis operations in excess of that reported for financial reporting purposes.

NOTE 13 – CAPITAL STOCK

Preferred Stock

The Company authorized 50 million shares of preferred stock with $0.001 par value. The Company designated 100 shares of preferred stock as “Series A Preferred Stock,” of which there were 100 shares of Series A Preferred Stock outstanding as of September 30, 2016. Series A Preferred Stock is convertible on a one-for-one basis into common stock and has all of the voting rights of the Company’s common stock.

The Company designated 49,990,900 shares of preferred stock as “Series B Preferred Stock,” of which there were 40,382,962 shares of Series B Preferred Stock outstanding as of September 30, 2016. Each share of Series B Preferred Stock: (i) is entitled to 100 votes for each share of common stock into which a shares of Series B Preferred Stock is convertible and (ii) is convertible, at the option of the holder, on a 1-for-5.384325537 basis, into shares of the Company’s common stock.

Common Stock

The Company authorized 990 million shares of common stock, $0.001 par value per share. As of September 30, 2016, 473,917,277 shares of common stock were issued and outstanding.

TERRA TECH CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2016 and 2015

NOTE 14 – WARRANTS

The Company has the following shares of common stock reserved for exercise of the warrants outstanding as of September 30, 2016:

	September 30, 2016
	Shares	Weighted Average Exercise Price

Warrants outstanding – beginning of year	32,426,008	$0.18
Warrants exercised	(26,251,785)	0.17
Warrants granted	10,395,675	0.22
Warrants expired	(523.333)	(0.45)

Warrants outstanding – end of period	16,046,565	$0.18

The following table summarizes information about fixed-price warrants outstanding:

Range of	Number Outstanding at	Average Remaining	Weighted
Exercise	September 30,	Contractual	Average
Prices	2016	Life	Exercise Price

$0.33	439,637	4 Months	$0.33
$0.16	750,000	6 Months	$0.16
$0.14	1,578,947	21 Months	$0.14
$0.21	400,644	21 Months	$0.21
$0.14	1,846,300	22 Months	$0.14
$0.06	4,567,002	24 Months	$0.06
$0.16	1,118,068	29 Months	$0.16
$0.13	863,392	30 Months	$0.13
$0.12	928,984	32 Months	$0.12
$0.35	1,625,000	45 Months	$0.35
$0.35	535,714	47 Months	$0.35
$0.44	1,214,286	47 Months	$0.44
$0.37	178,571	48 Months	$0.37
	16,046,545

TERRA TECH CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2016 and 2015

NOTE 15 – COMMITMENTS

The Company entered into an agreement with Platinum Standard, LLC (“Platinum”) to be the operator of Black Oak Gallery. Beginning on April 1, 2016 the Company will pay Platinum $500,000 for the first fiscal year, $550,000 for the second fiscal year and $600,000 for the third fiscal year.

The Company leases certain business facilities under operating lease agreements that specify minimum rentals. Many of these have renewal provisions along with the option to acquire the property. The Company’s net rent expense for the nine months ended September 30, 2016 and 2015 was $431,959 and $379,166, respectively. Future minimum lease payments under non-cancelable operating leases having an initial or remaining term of more than one year are as follows:

Scheduled
Year Ending December 31:	Payments

2016	$541,656
2017	487,518
2018	478,587
2019	342,336
2020	256,173
2021 and thereafter	2,021,484
Total minimum rental payments	$4,127,754

NOTE 16 – LITIGATION AND CLAIMS

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follow appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for the Company’s financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there were no matters that required an accrual as of September 30, 2016, nor were there any asserted or unasserted claims for which material losses are reasonably possible.

NOTE 17 – SEGMENT INFORMATION

The Company’s operating and reportable segments are currently organized around the following products that it offers as part of its core business strategy:

•	Hydroponic Produce
•	Cannabis Products

TERRA TECH CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2016 and 2015

NOTE 17 – SEGMENT INFORMATION (Continued)

These two reportable segments, which are described in greater detail below, had previously been reported on a combined basis as they had been operated and evaluated as one operating segment. The Company experienced significant growth over the last year in most of our product areas. As the Company has grown organically, and as the Company previously added to its capabilities through acquisitions, its products have increased in scale and become more strategically important and distinctly organized and managed under these two groupings. In addition, Derek Peterson, the Company’s chief operating decision maker (“CODM”) has begun reviewing results and managing and allocating resources between these two strategic business groupings, and has begun budgeting using these business segments. The Company’s segment information for the nine months ended September 30, 2016 has been reclassified to conform to its current presentation.

The Company’s CODM reviews revenues including intersegment revenues, gross profit and operating income (loss) before income taxes when evaluating segment performance and allocating resources to each segment. Accordingly, intersegment revenue is included in the segment revenues presented in the tables below and is eliminated from revenues and cost of sales in the “Eliminations and Other” column. The “Eliminations and Other” column also includes various income and expense items that the Company does not allocate to its operating segments. These income and expense amounts include the results of the Company’s hydroponic equipment, which are not material, interest income, interest expense, corporate overhead, and corporate-wide expense items such as legal and professional fees as well as expense items for which we have not identified a reasonable basis for allocation. The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to the Consolidated Financial Statements.

Hydroponic Produce

The Company’s locally grown hydroponic produce, which include produce, herbs, and floral products, are started from seed and are grown in environmentally controlled greenhouses. When harvested, the products are sold through retailers targeted to customers seeking produce, herbs, or floral products locally grown using environmentally sustainable methods.

Cannabis Products

The Company currently operates or plans to operate medical marijuana cultivation, production, and dispensary facilities in California and Nevada through its subsidiaries, Black Oak Gallery, MediFarm, MediFarm I, and MediFarm II. The Company was granted eight provisional permits in Nevada and have received approval from the local authorities with respect to all of the permits. IVXX’s cannabis products are currently produced in the Company’s lab in California and are sold in select dispensaries throughout California.

TERRA TECH CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2016 and 2015

NOTE 17 – SEGMENT INFORMATION (Continued)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Total asset amounts at September 30, 2016 and 2015 exclude intercompany receivable balances eliminated in consolidation.

	Three Months Ended September 30, 2016
	Hydroponic	Cannabis	Eliminations
	Produce	Products	and Other	Total
Total Revenues	$2,138,260	$4,769,912	$42,193	$6,950,365
Cost of Goods Sold	1,857,783	3,747,841	25,355	5,630,979
Gross Margin	280,477	1,022,071	16,838	1,319,386
Selling, general and administrative expenses	705,751	1,920,468	3,379,727	6,005,946
Loss from operations	(425,274)	(898,397)	(3,362,889)	(4,686,560)

Other Income (Expenses)
Amortization of debt discount	-	-	(610,089)	(610,089)
Loss on extinguishment of debt	-	-	-	-
Loss from derivatives issued with debt greater than debt carrying value	-	-	(867,000)	(867,000)
Gain (Loss) on fair market valuation of derivatives	-	-	771,000	771,000
Interest Income (Expense)	-	(250)	(159,383)	(159,633)
Total Other Income (Expense)	-	(250)	(865,472)	(865,722)
Loss before Provision of Income Taxes	$(425,274)	$(898,647)	$(4,228,361)	$(5,552,282)

	Three Months Ended September 30, 2015
	Hydroponic	Cannabis	Eliminations
	Produce	Products	and Other	Total
Total Revenues	$1,597,378	$420,973	$-	$2,018,351
Cost of Goods Sold	1,370,804	290,256	(12,515)	1,648,545
Gross Margin	226,574	130,717	12,515	369,806
Selling, general and administrative expenses	441,177	164,970	1,493,167	2,099,314
Loss from operations	(214,603)	(34,253)	(1,480,652)	(1,729,508)

Other Income (Expenses)
Amortization of debt discount	-	-	(258,306)	(258,306)
Loss on extinguishment of debt	-	-	(263,950)	(263,950)
Loss from derivatives issued with debt greater than debt carrying value	-	-	-	-
Gain (Loss) on fair market valuation of derivatives	-	-	372,400	372,400
Interest Income (Expense)	-	-	(108,563)	(108,563)
Total Other Income (Expense)	-	-	(258,419)	(258,419)
Loss before Provision of Income Taxes	$(214,603)	$(34,253)	$(1,739,071)	$(1,987,927)

TERRA TECH CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2016 and 2015

NOTE 17 – SEGMENT INFORMATION (Continued)

	Nine Months Ended September 30, 2016
	Hydroponic	Cannabis	Eliminations
	Produce	Products	and Other	Total
Total Revenues	$9,413,121	$8,669,092	$116,228	$18,198,441
Cost of Goods Sold	8,472,797	6,557,137	65,203	15,095,137
Gross Margin	940,324	2,111,955	51,025	3,103,304
Selling, general and administrative expenses	2,083,778	3,772,056	7,663,781	13,519,615
Loss from operations	(1,143,454)	(1,660,101)	(7,612,756)	(10,416,311)

Other Income (Expenses)
Amortization of debt discount	-	-	(922,621)	(922,621)
Loss on extinguishment of debt	-	-	(920,797)	(920,797)
Loss from derivatives issued with debt greater than debt carrying value	-	-	(1,355,000)	(1,355,000)
Gain (Loss) on fair market valuation of derivatives	-	-	(595,700)	(595,700)
Interest Income (Expense)	-	-	(276,193)	(276,193)
Total Other Income (Expense)	-	-	(4,070,311)	(4,070,311)
Loss before Provision of Income Taxes	$(1,143,454)	$(1,660,101)	$(11,683,067)	$(14,486,622)

Total assets at September 30, 2016	$6,725,967	$2,390,233	$60,849,033	$69,965,233

	Nine Months Ended September 30, 2015
	Hydroponic	Cannabis	Eliminations
	Produce	Products	and Other	Total
Total Revenues	$6,832,805	$852,745	$120,444	$7,805,994
Cost of Goods Sold	6,266,858	569,417	108,584	6,944,859
Gross Margin	565,947	283,328	11,860	861,135
Selling, general and administrative expenses	1,373,976	721,104	5,697,365	7,792,445
Loss from operations	(808,029)	(437,776)	(5,685,505)	(6,931,310)

Other Income (Expenses)
Amortization of debt discount	-	-	(524,161)	(524,161)
Loss on extinguishment of debt	-	-	(263,950)	(263,950)
Loss from derivatives issued with debt greater than debt carrying value	-	-	(561,000)	(561,000)
Gain (Loss) on fair market valuation of derivatives	-	-	1,779,600	1,779,600
Interest Income (Expense)	-	-	(426,793)	(426,793)
Total Other Income (Expense)	-	-	3,696	3,696
Loss before Provision of Income Taxes	$(808,029)	$(437,776)	$(5,681,809)	$(6,927,614)

Total assets at September 30, 2015	$5,645,677	$1,105,796	$1,887,156	$8,638,629

TERRA TECH CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2016 and 2015

NOTE 18 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2016, our subsidiary, IVXX, purchased raw materials totaling $16,076 from Black Oak, an entity in which the Company’s Chief Executive Officer then-held an ownership interest. On April 1, 2016, we completed the merger, whereby Merger Sub merged with and into Black Oak, with Black Oak as the surviving corporation, and becoming a wholly-owned subsidiary of the Company. The terms of the purchases of the raw materials were at arms-length.

NOTE 19 – SUBSEQUENT EVENTS

Securities Purchase Agreement - September 30, 2016

On September 30, 2016, we entered into a Securities Purchase Agreement (the “Purchase Agreement 1”) with an accredited investor (the “Purchaser 1”) pursuant to which we sold to the Purchaser 1 a 12% Senior Convertible Promissory Note due March 31, 2018 (the “Note 1”) in the principal amount of $3,377,500 for a purchase price of $3,377,500 (the “Offering 1”). We received $3,367,500 in net proceeds from the Offering 1 after deducting fees and expenses. The Note 1 and the shares of our common stock, par value $0.001 per share (the “Common Stock 1”) issuable upon conversion of the Note 1 (the “Conversion Shares 1”) are collectively referred to herein as the “Securities 1.”

The Purchase Agreement 1 contains customary representations, warranties, and covenants by, among, and for the benefit of the parties.

Pursuant to the Purchase Agreement 1, we agreed to register the Conversion Shares 1 for issuance to the Purchaser 1. On October 4, 2016, we registered the Conversion Shares 1 pursuant to a prospectus supplement filed with the SEC pursuant to our effective shelf registration statement on Form S-3 (Registration No. 333-210673), declared effective by the SEC on August 12, 2016.

12% Senior Convertible Promissory Note

The Note matures on March 31, 2018 (the “Maturity Date”), less any amounts converted or redeemed prior to the Maturity Date. The Note accrues interest at a rate of 12% per annum, payable on the Maturity Date or upon any conversion, prepayment, event of default or other acceleration of payment under the Note. All interest payments under the Note are payable, at our option, in cash or shares of Common Stock.

All principal and interest due and owing under the Note is convertible into shares of Common Stock at any time at the election of the holder at a conversion price per share equal to the lower of (i) $0.35 or (ii) 75% of the average of the three (3) lowest daily volume weighted-average prices of the Common Stock in the fifteen (15) trading days prior to the conversion date (the “Conversion Price”), which Conversion Price is subject to adjustment for (i) stock splits, stock dividends, combinations, or similar events and (ii) full ratchet anti-dilution protection. Upon certain events of default, the conversion price of the Note will automatically become 70% of the average of the three (3) lowest volume weighted average prices of the Common Stock in the twenty (20) consecutive trading days prior to the conversion date for so long as such event of default remains in effect.

In addition, at any time that (i) the daily volume weighted average price of the Common Stock for the prior ten (10) consecutive trading days is $0.70 or more and (ii) the average daily trading value of the Common Stock is greater than $2,500,000 for the prior ten (10) consecutive trading days, then the Company may demand, upon one (1) day’s notice, that the holder convert the Note at the Conversion Price.

We may prepay in cash any portion of the outstanding principal amount of the Note and any accrued and unpaid interest by, upon ten (10) days’ written notice to the holder, paying an amount equal to (i) 110% of the sum of the then-outstanding principal amount of the Note plus accrued but unpaid interest, if the prepayment date is within 90 days of the issuance date of the Note; (ii) 115% of the sum of the then-outstanding principal amount of the Note plus accrued but unpaid interest, if the prepayment date is between 91 days and 180 days of the issuance date of the Note; or (iii) 125% of the sum of the then-outstanding principal amount of the Note plus accrued but unpaid interest, if the prepayment date is after 180 days of the issuance date of the Note.

Securities Purchase Agreement - October 28, 2016

On October 28, 2016, we entered into a Securities Purchase Agreement (the “Purchase Agreement 2”) with an accredited investor (the “Purchaser 2”) pursuant to which we sold to the Purchaser 2 a 12% Senior Convertible Promissory Note due April 28, 2018 (the “Note 2”) in the principal amount of $7,051,000 for a purchase price of $7,051,000 (the “Offering 2”). There were no fees or expenses deducted from the net proceeds received by us in the Offering 2. The Note 2 and the shares of our common stock, par value $0.001 per share (the “Common Stock 2”) issuable upon conversion of the Note 2 (the “Conversion Shares 2”) are collectively referred to herein as the “Securities 2.”

The Purchase Agreement 2 contains customary representations, warranties, and covenants by, among, and for the benefit of the parties.

Pursuant to the Purchase Agreement 2, we agreed to sell the Securities 2 pursuant to an effective shelf registration statement on Form S-3 (Registration No 333-210673), declared effective by the SEC on August 12, 2016, and a related prospectus supplement thereto.

TERRA TECH CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2016 and 2015

NOTE 19 – SUBSEQUENT EVENTS (Continued)

12% Senior Convertible Promissory Note

The Note matures on April 28, 2018 (the “Maturity Date”), less any amounts converted or redeemed prior to the Maturity Date. The Note accrues interest at a rate of 12% per annum, payable on the Maturity Date or upon any conversion, prepayment, event of default or other acceleration of payment under the Note. All interest payments under the Note are payable, at the Company’s option, in cash or shares of Common Stock.

All principal and interest due and owing under the Note is convertible into shares of Common Stock at any time at the election of the holder at a conversion price per share equal to the lower of (i) $0.41 or (ii) 83.5% of the average of the three (3) lowest daily volume weighted average prices of the Common Stock in the fifteen (15) trading days prior to the conversion date (the “Conversion Price”), which Conversion Price is subject to adjustment for (i) stock splits, stock dividends, combinations, or similar events and (ii) full ratchet anti-dilution protection. Upon certain events of default, the conversion price of the Note will automatically become 70% of the average of the three (3) lowest volume weighted average prices of the Common Stock in the twenty (20) consecutive trading days prior to the conversion date for so long as such event of default remains in effect.

In addition, at any time that (i) the daily volume weighted average price of the Common Stock for the prior ten (10) consecutive trading days is $0.70 or more and (ii) the average daily trading value of the Common Stock is greater than $2,500,000 for the prior ten (10) consecutive trading days, then the Company may demand, upon one (1) day’s notice, that the holder convert the Note at the Conversion Price.

The Company may prepay in cash any portion of the outstanding principal amount of the Note and any accrued and unpaid interest by, upon ten (10) days' written notice to the holder, paying an amount equal to (i) 110% of the sum of the then-outstanding principal amount of the Note plus accrued but unpaid interest, if the prepayment date is within 90 days of the issuance date of the Note; (ii) 115% of the sum of the then-outstanding principal amount of the Note plus accrued but unpaid interest, if the prepayment date is between 91 days and 180 days of the issuance date of the Note; or (iii) 125% of the sum of the then-outstanding principal amount of the Note plus accrued but unpaid interest, if the prepayment date is after 180 days of the issuance date of the Note.

Debt and Interest Converted into Equity

During the fourth quarter of 2016, senior secured convertible promissory notes and accrued interest in the amount of $9,345,108 was converted into 31,281,006 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q may contain “forward-looking statement” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which provides a “safe harbor” for forward-looking statements made by us. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends, and other information, may be forward-looking statements. Words such as “might,” “will,” “may,” “should,” “estimates,” “expects,” “continues,” “contemplates,” “anticipates,” “projects,” “plans,” “potential,” “predicts,” “intends,” “believes,” “forecasts,” “future,” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates, and projections will occur or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties, and other important factors, many of which are beyond our control, that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties, and other important factors that could cause actual results to differ include, among others, the risk, uncertainties and factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”), and in this report, as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov.

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

We formed IVXX, LLC, a Nevada limited liability company (“IVXX”) on September 16, 2014 for the purpose of producing a line of cannabis flowers and cigarettes, as well as a complete line of cannabis pure concentrates, including: oils, waxes, shatters, and clears. We currently offer these products to 200 select dispensaries in California. IVXX also sells clothing, apparel, and other various branded products.

We formed MediFarm I Real Estate, LLC, a Nevada limited liability company (“MediFarm I RE”) on October 14, 2015. We own 50% of the membership interests in MediFarm I RE. The remaining membership interests is owned by Forever Young Investments, LLC (50%), an otherwise unaffiliated entity. MediFarm I RE is a real estate holding company that owns the real property and building at which a medical marijuana dispensary facility will be located. It is our intention that MediFarm I will operate the medical marijuana dispensary.

Our business segments consist of hydroponic produce and cannabis products. Our hydroponic produce is locally grown hydroponic produce that is started from seed and is grown in environmentally controlled greenhouses. When harvested, the products are sold through retailers targeted to customers seeking fresh produce locally grown using environmentally sustainable methods. This segment consists of Edible Garden’s business and operations. Our cannabis products segment consists of IVXX’s business, as well as the proposed business operations of MediFarm, MediFarm I, and MediFarm II. IVXX’s cannabis products are currently produced in our lab in California and are sold in select dispensaries throughout California. We plan to operate medical marijuana cultivation, production, and dispensary facilities in Nevada through our subsidiaries, MediFarm, MediFarm I, and MediFarm II. We were granted eight provisional permits in Nevada and have received approval from the local authorities with respect to eight of the eight permits. See Note 16, Segment Information, in the Notes to the Consolidated Condensed Financial Statements for information on our net sales, cost of goods sold, selling, general and administrative expenses, other income (expense), loss from operations, and identifiable assets by segment for the three and nine months ended September 30, 2016 and September 30, 2015. We believe that our ramped up marketing and branding efforts position us to stay on track for annual revenues this year of approximately $20 million.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenues

For the three months ended September 30, 2016, we generated revenues of approximately $6.9 million, compared to approximately $2.0 million for the three months ended September 30, 2015, an increase of approximately $4.9 or 358 percent. The increase was primarily due to revenue generated by Edible Garden for the sales of its herbs and floral products and Black Oak Gallery and IVXX from the sale of its cannabis products. At this stage in our development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross Margin

Our gross profits for the three months ended September 30, 2016 was approximately $1.3 million, compared to gross profits of approximately $370,000 for the three months ended September 30, 2015, an increase of approximately $950,000. Our gross margin percentage for the three months ended September 30, 2016 was approximately 19 percent, compared to approximately 18 percent for the three months ended September 30, 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2016 were approximately $6.0 million, compared to approximately $2.1 million for the three months ended September 30, 2015, an increase of approximately $3.9 million or 286 percent. The increase was primarily due to: (i) an approximately $401,000 increase in amortization expense due to intangible assets acquired in the Black Oak Gallery acquisition (ii) an approximately $304,000 increase in depreciation for additional farm equipment used by Edible Garden, depreciation incurred at Black Oak Gallery and the assets placed in service at the MediFarm dispensaries; (iii) an approximately $2,262,000 increase in salaries and wages for the staff hired at the Black Oak Gallery and MediFarm dispensaries; (iv) an approximately $430,000 increase in consulting in connection with MediFarm’s, MediFarm I’s, and MediFarm II’s proposed cannabis business in Nevada; (v) an approximately $141,000 increase in security incurred at the Black Oak Gallery and MediFarm dispensaries; (vi) an approximately $98,000 increase in utilities incurred at the Black Oak Gallery and MediFarm dispensaries; (vii) an approximately $98,000 increase in license fees in connection with the MediFarm dispensaries; (viii) an approximately $82,000 in accounting cost incurred to build the infrastructure of the accounting systems; and (ix) an approximately $76,000 in computer systems incurred to build the infrastructure of the MediFarm dispensaries These increases were offset by a reduction in legal fees of approximately $292,000 primarily related to the preparation and filing of registration statements and reviewing of contracts performed in the prior year.

Operating Income (Loss)

We realized an operating loss of approximately $4.7 million for the three months ended September 30, 2016, compared to an operating loss of approximately $1.7 million for the three months ended September 30, 2015, an increase of approximately $3.0 million or 271 percent.

Other Income (Expense)

Other expense for the three months ended September 30, 2016 was approximately $866,000, compared to income of approximately $258,000 for the three months ended September 30, 2015, an increase of approximately $607,000 or 335 percent. For the three months ended September 30, 2016, we had an increase in amortization of debt discount of approximately $352,000 compared to $258,000 in the prior year’s period. We had a loss on extinguishment of debt of approximately $0 compared to $264,000 in the prior’s year’s period. We had a loss on issuance of derivatives in the amount of $867,000 for the three months ended September 30, 2016, compared to $0 in the prior year’s period. The increase of approximately $867,000 was due to convertible notes being issued during the third quarter of fiscal 2016. We had a gain on fair market valuation of derivatives in the amount of $771,000 for the three months ended September 30, 2016, compared to a gain of approximately $372,000 in the prior year’s period. Interest expense totaled approximately $160,000 for the three months ended September 30, 2016, compared to approximately $109,000 for the three months ended September 30, 2015. This increase was due to more debt outstanding during the three months ended September 30, 2016.

Net Loss

We incurred a net loss of approximately $5.6 million, or $0.01 per share, for the three months ended September 30, 2016, compared to a net loss of approximately $2.0 million, or $0.01 per share, for the three months ended September 30, 2015. The primary reasons for the increase in net loss were an increase in revenue, a decrease in cost of goods sold (as a percentage of revenue), a significant increase in sales, general and administrative expenses during the three months ended September 30, 2016 compared to the prior year’s third quarter.

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

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenues

For the nine months ended September 30, 2016, we generated revenues of approximately $18.2 million, compared to approximately $7.8 million for the nine months ended September 30, 2015, an increase of approximately $10.4 million or 233 percent. This increase was primarily due to revenue generated by Edible Garden for the sales of its herbs and floral products and Black Oak Gallery and IVXX from the sale of its cannabis products. At this stage in the Company’s development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross Margin

Our gross profits for the nine months ended September 30, 2016 was approximately $3.1 million, compared to gross profits of approximately $861,100 for the nine months ended September 30, 2015, an increase of approximately $2.2 million or 360 percent. Our gross margin percentage for the nine months ended September 30, 2016 was approximately 17 percent, compared to approximately 11.0 percent gross margin percentage for the nine months ended September 30, 2015. The increase in gross margin was primarily due to better margins from Edible Garden as a result of the completed greenhouse facility with high-tech Dutch bucket hydroponic equipment and the sales generated from Black Oak Gallery and IVXX from the sale of its cannabis products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2016 were approximately $13.5 million, compared to approximately $7.8 million for the nine months ended September 30, 2015, a decrease of approximately $5.7 million or 174 percent. The increase was primarily due to: (i) an approximately $795,000 increase in amortization expense due to intangible assets acquired in the Black Oak Gallery acquisition (ii) an approximately $378,000 increase in depreciation for additional farm equipment used by Edible Garden, depreciation incurred at Black Oak Gallery and the assets placed in service at the MediFarm dispensaries; (iii) an approximately $3,194,000 increase in salaries and wages for the staff hired at the Black Oak Gallery and MediFarm dispensaries; (iv) an approximately $2,0540,000 increase in consulting in connection with MediFarm’s, MediFarm I’s, and MediFarm II’s proposed cannabis business in Nevada; (v) an approximately $342,000 increase in security incurred at the Black Oak Gallery and MediFarm dispensaries; (vi) an approximately $164,000 increase in utilities incurred at the Black Oak Gallery and MediFarm dispensaries; (vii) an approximately $123,000 increase in license fees in connection with the MediFarm dispensaries; (viii) an approximately $347,000 in accounting cost incurred to build the infrastructure of the accounting systems; and (ix) an approximately $104,000 in computer systems incurred to build the infrastructure of the MediFarm dispensaries These increases were offset by a reduction in legal fees of approximately $816,000 primarily related to the preparation and filing of registration statements and reviewing of contracts performed in the prior year. Lastly, warrant expense decreased over the prior year’s period by approximately $1.15 million primarily due to no warrants issued in the current period.

Operating Income (Loss)

We realized an operating loss of approximately $10.4 million for the nine months ended September 30, 2016, compared to an operating loss of approximately $6.9 million for the nine months ended September 30, 2015.

Other Income (Expense)

Other expense for the nine months ended September 30, 2016 was approximately $4.1 million, compared to income of approximately $3,700 for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, we had an increase in amortization of debt discount of approximately $398,000 compared to $524,000 in the prior year period. We had a loss on the extinguishment of debt of approximately $921,000 for the nine months ended September 30, 2016, compared to $264,000 in the prior year period. We had a loss on issuance of derivatives of $1,355,000 for the nine months ended September 30, 2016, compared to approximately $561,000 for the nine months ended September 30, 2015, an increase of approximately $794,000 million or 242 percent, due to more convertible notes being issued during the first nine months of fiscal 2016. We had a loss on fair market valuation of derivatives of approximately $596,000 for the nine months ended September 30, 2016, compared to a gain of approximately $1.8 million in the prior year period. Interest expense totaled approximately $276,000 for the nine months ended September 30, 2016, compared to $427,000 for the nine months ended September 30, 2015. The decrease is due to less debt outstanding during the nine months ended September 30, 2016.

Net Loss

We incurred a net loss of approximately $14.6 million, or $0.04 per share, for the nine months ended September 30, 2016, compared to a net loss of approximately $6.8 million, or $0.03 per share, for the nine months ended September 30, 2015. The primary reasons for the increase in net loss were an increase in revenue, a decrease in cost of goods sold (as a percentage of revenue), a significant increase in sales, general and administrative expenses during the nine months ended September 30, 2016 compared to the first nine months of 2015.

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

CRITICAL ACCOUNTING POLICIES

Our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section discusses our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described in “Note 1 - Summary of Significant Accounting Policies” to the unaudited consolidated financial statements included in this report.

LIQUIDITY AND CAPITAL RESOURCES

We have never reported net income. We incurred net losses for the nine months ended September 30, 2016 and have an accumulated deficit of $60.6 million as of September 30, 2016. As of September 30, 2016, we had a working capital deficit of $9.8 million. At September 30, 2016, we had a cash balance of $3.4 million, compared to a cash balance of $418,000 at December 31, 2015.

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

We anticipate requiring additional capital for the commercial development of our subsidiaries. We anticipate we will need an additional $10.0 million in capital for the commercial development of MediFarm, MediFarm I, and MediFarm II. In April 2016, MediFarm commenced operations at its dispensary located in Las Vegas, Nevada under the Blüm brand. None of MediFarm, MediFarm I, or MediFarm II has commenced operations at any other of its proposed cultivation, production, or dispensary facilities.

With respect to the proposed cultivation and production facilities, we intend to complete the construction of such facilities in phases, the timing of which will be dictated by market demand. Accordingly, the $13.5 million budget as described herein is entirely prospective as to the timing and amount of expenditures.

With respect to MediFarm, the estimated construction budget (for year one) and operation budget (for the first five years of operation) is $750,000 for the dispensary facilities and $6.0 million for the cultivation and production facility.

With respect to MediFarm I’s dispensary facility, the estimated construction budget (for year one) and operation budget (for the first five years of operation) is $750,000.

With respect to MediFarm II’s cultivation and production facility, the estimated construction budget (for year one) and operation budget (for the first five years of operation) is $6.0 million.

Forever Green NV, LLC, a member of both MediFarm I and MediFarm II, has agreed to contribute $500,000 in the form of debt to MediFarm I and $750,000 in the form of debt to MediFarm II. We will be obligated to contribute the remaining amount, or $9.3 million in the aggregate, for all three subsidiaries. This amount is in addition to any proceeds we may receive if and when we sell additional securities.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the fourth quarter of 2017. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations, or if we are able to raise capital, that it will be available to us on acceptable terms, on an acceptable schedule, or at all.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, we included a note to our consolidated financial statements for the year ended December 31, 2015 regarding concerns about our ability to continue as a going concern. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products, and achieving a profitable level of operations. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should we be unable to continue as a going concern.

Operating Activities

Cash used in operations for the nine months ended September 30, 2016 was $4.6 million, compared to $3.4 million for the nine months ended September 30, 2015, an increase of $1.2 million, or 133.7 percent. Increases in cash used in operations were primarily due to: (i) a $7.9 million increase in net loss; (ii) a decrease of $1.1 million for warrants issued with common stock and debt in the prior period compared to none in the current period; and (iii) a $1.4 million increase in inventory. Decreases in cash used in operations were primarily due to: (i) a $596,000 loss on fair market valuation of derivatives for the nine months ended September 30, 2016, compared to a $1.8 million gain on fair market valuation of derivatives for the nine months ended September 30, 2015, an increase of $2.4 million, or 33.5 percent; and (iii) $1.7 million of depreciation and amortization expense for the nine months ended September 30, 2016, compared to $481,000 for the nine months ended September 30, 2015, an increase of $1.2 million.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2016 was $3.1 million, compared to cash used by investing activities of $590,000 for the nine months ended September 30, 2015. During the first nine months of 2016, cash used in investing activities was primarily comprised of expenditures related to the construction of the MediFarm dispensaries in Nevada.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2016 was $10.7 million, compared to $4.5 million for the nine months ended September 30, 2015, an increase of $6.1 million or 236 percent. Cash provided by financing activities for the nine months ended September 30, 2016 was primarily due to $4.9 million from the issuance of debt, $3.2 million from the sale of common stock and $3.2 million for the exercise of warrants into common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2015. Please refer to that section for disclosures regarding the risk and uncertainties relating to our business.

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

TERRA TECH CORP.

Date: November 9, 2016	By:	/s/ Michael C. James
Michael C. James
Chief Financial Officer Chief Accounting Officer

