Form 10-K
period 2016-12-31
Terra Tech Corp.
filed 2017-03-31
CIK 1451512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ____________

Commission File Number 000-54258

TERRA TECH CORP.
(Exact Name of Registrant as Specified in its Charter)

NEVADA	26-3062661
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2040 Main Street, Suite 225 Irvine, California	92614
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s Telephone Number, Including Area Code) (855) 447-6967

Securities Registered Pursuant to Section 12(b) of the Act:

None	None
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 in the Exchange Act). Yes ☐ No ☒

At June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates (based on the closing sale price of the registrant’s Common Stock on the OTC Market Group Inc.’s OTCQX tier, and for the purpose of this computation only, on the assumption that all of the Registrant’s directors and officers are affiliates, was approximately $115,713,491.

As of March 24, 2017, there were 574,303,117 shares of common stock outstanding, 100 shares of Series A Preferred Stock, convertible at any time into 100 shares of common stock, 37,425,953 shares of Series B Preferred Stock, convertible into approximately 201,513,515 shares of common stock, 15,757,505 shares of common stock issuable upon the exercise of all of our outstanding warrants and 2,791,667 shares of common stock issuable upon the exercise of all vested options.

TERRA TECH CORP.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2016

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

PART I

ITEM 1. BUSINESS

Unless the context indicates or suggests otherwise, references to “we,” “our,” “us,” the “Company,” or “Terra Tech” refer to Terra Tech Corp., a Nevada corporation, individually, or as the context requires, collectively with its subsidiaries.

Company Overview

Terra Tech is a holding company with the following subsidiaries:

•	Edible Garden Corp., a Nevada corporation (“Edible Garden”);
•	MediFarm, LLC, a Nevada limited liability company (“MediFarm”);
•	MediFarm I, LLC, a Nevada limited liability company (“MediFarm I”);
•	MediFarm I Real Estate, LLC, a Nevada limited liability company (“MediFarm I RE”);
•	MediFarm II, LLC, a Nevada limited liability company (“MediFarm II”);
•	IVXX, LLC, a Nevada limited liability company (“IVXX LLC”);
•	IVXX, Inc., a California corporation (“IVXX Inc.”; together with IVXX LLC, “IVXX”);
•	Blüm San Leandro, a California corporation (“Blüm San Leandro”);
•	Black Oak Gallery, a California corporation (“Black Oak”);
•	GrowOp Technology Ltd., a Nevada corporation (“GrowOp Technology”); and
•	EG Transportation, LLC, a Nevada limited liability company (“EG Transportation”).

We were incorporated in Nevada on July 22, 2008, under the name Private Secretary, Inc. We changed our name to Terra Tech Corp. on January 27, 2012. Our corporate headquarters is located at 2040 Main Street, Suite 225, Irvine, California 92614 and our telephone number is (855) 447-6967. Our website addresses are as follows: www.terratechcorp.com, www.oak.com, www.letsblum.com, www.ivxx.com, and www.ediblegarden.com. No information available on or through our websites shall be deemed to be incorporated into this Annual Report on Form 10-K. Our common stock, par value $0.001 (the “Common Stock”), is quoted on the OTC Markets Group, Inc.’s OTCQX tier under the symbol “TRTC.”

History and Background

Our original business was developing a software program that would allow for automatic call processing through voice-over-Internet protocol, or “VoIP”, technology. Our operations were limited to capital formation, organization, and development of our business plan and target customer market. We generated no revenue.

On February 9, 2012, we completed a reverse-triangular merger with GrowOp Technology whereby we acquired all of the issued and outstanding shares of GrowOp Technology. As a result of the merger, GrowOp Technology became our wholly-owned subsidiary. Following the merger, we ceased our prior operations and are now solely a holding company with seven wholly-owned subsidiaries. We also own interests in four other subsidiaries.

Our Business

We are a vertically integrated cannabis-focused agriculture company that is committed to cultivating and providing the highest quality medical cannabis, as well as other agricultural products, such as herbs and leafy greens that are grown using classic Dutch hydroponic farming methods. We have seven wholly-owned subsidiaries, GrowOp Technology, Edible Garden, Black Oak, Blüm San Leandro, IVXX LLC, IVXX Inc. and EG Transportation, as well as ownership interests in MediFarm, MediFarm I, MediFarm II, and MediFarm I RE.

Through Black Oak, we operate a medical marijuana retail dispensary, a medical marijuana cultivation, and have a second medical marijuana cultivation facility in the early stages of construction, all in Oakland, California. Through MediFarm, MediFarm I, and MediFarm II (together “MediFarm”), we operate four retail medical marijuana dispensary facilities in Nevada, and have in various stages of construction medical marijuana cultivation and production facilities in Nevada. Through MediFarm I RE, we own the real property in Nevada on which we plan to build a medical marijuana dispensary of which we are in the early planning phase. All of our retail dispensaries in California and Nevada operate under the name Blüm, which offer a broad selection of medical cannabis products including flowers, concentrates and edibles. Through IVXX, we produce and sell a line of medical cannabis flowers, as well as a line of medical cannabis-extracted products, which include concentrates, cartridges, vape pens and wax products. Through Edible Garden, we are a retail seller of locally grown hydroponic produce, herbs and floral products, which are distributed through major grocery stores such as ShopRite, Walmart, Winn-Dixie, Raley’s, Meijer, Kroger, and others throughout New Jersey, New York, Delaware, Maryland, Connecticut, Pennsylvania and the Midwest. EG Transportation is a company in good standing and no operations to date.

We have a “rollup” growth strategy, which includes the following components:

•	With our brand recognition and experienced management team, maximize productivity, provide economies of scale, and increase profitability through our public market vehicle;
•	Acquire unique products and niche players where barriers to entry are high and margins are robust, providing them with a broader outlet for their products; and
•	Acquire multiple production facilities to capture the market vertical from manufacturing to production up to retail.

Marijuana Industry Overview

Marijuana cultivation refers to the planting, tending, improving and harvesting of the flowering plant Cannabis, primarily for the production and consumption of cannabis flowers, often referred to as “buds”. The cultivation techniques for marijuana cultivation differ than for other purposes such as hemp production and generally references to marijuana cultivation and production do not include hemp.

Cannabis belongs to the genus Cannabis in the family Cannabaceae and for the purposes of production and consumption, includes three species, C. sativa (“Sativa”), C. indica (“Indica”), and C. ruderalis (“Ruderalis”). Sativa and Indica generally grow tall with some varieties reaching approximately 4 meters. The females produce flowers rich in tetrahydrocannabinol (“THC”). Ruderalis is a short plant and produces trace amounts of THC, but is very rich in cannabidiol (“CBD”) and which is an antagonist (inhibits the physiological action) to THC.

As of March 2017, there are a total of 28 states, plus the District of Columbia, with legislation passed as it relates to medicinal cannabis. These state laws are in direct conflict with the United States Federal Controlled Substances Act (21 U.S.C. § 811) (“CSA”), which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I drug, which is viewed as having a high potential for abuse, has no currently-accepted use for medical treatment in the U.S., and lacks acceptable safety for use under medical supervision.

These 28 states, and the District of Columbia, have adopted laws that exempt patients who use medicinal cannabis under a physician’s supervision from state criminal penalties. These are collectively referred to as the states that have de-criminalized medicinal cannabis, although there is a subtle difference between de-criminalization and legalization, and each state’s laws are different.

The states that have legalized medicinal cannabis are as follows (in alphabetical order):

1. Alaska	11. Maine	21. New York
2. Arizona	12. Maryland	22. North Dakota
3. Arkansas	13. Massachusetts	23. Ohio
4. California	14. Michigan	24. Oregon
5. Colorado	15. Minnesota	25. Pennsylvania
6. Connecticut	16. Montana	26. Rhode Island
7. Delaware	17. Nevada	27. Vermont
8. Florida	18. New Hampshire	28. Washington
9. Hawaii	19. New Jersey
10. Illinois	20. New Mexico

Medical cannabis decriminalization is generally referred to as the removal of all criminal penalties for the private possession and use of cannabis by adults, including cultivation for personal use and casual, nonprofit transfers of small amounts. Legalization is generally referred to as the development of a legally controlled market for cannabis, where consumers purchase from a safe, legal, and regulated source.

The dichotomy between federal and state laws has also limited the access to banking and other financial services by marijuana businesses. Recently the U.S. Department of Justice and the U.S. Department of Treasury issued guidance for banks considering conducting business with marijuana dispensaries in states where those businesses are legal, pursuant to which banks must now file a Marijuana Limited Suspicious Activity Report that states the marijuana business is following the government’s guidelines with regard to revenue that is generated exclusively from legal sales. However, since the same guidance noted that banks could still face prosecution if they provide financial services to marijuana businesses, it has led to the widespread refusal of the banking industry to offer banking services to marijuana businesses operating within state and local laws.

In November 2016, California and Nevada voters both approved marijuana use for adults over the age of 21 without a doctor’s prescription or recommendation, so called recreational marijuana, and permitted the cultivation and sale of marijuana, in each case subject to certain limitations. We intend to seek to obtain the necessary permits and licenses to expand our existing business to cultivate and distribute marijuana in compliance with these laws, although there is no guarantee that we will be successful in doing so. Despite the changes in state laws, marijuana remains illegal under federal law.

In November 2016, California voters approved Proposition 64, which is also known as the Adult Use of Marijuana Act (“the AUMA”), in a ballot initiative. Among other things, the AUMA makes it legal for adults over the age of 21 to use marijuana and to possess up to 28.5 grams of marijuana flowers and 8 grams of marijuana concentrates. Individuals are also permitted to grow up to six marijuana plants for personal use. In addition, the AUMA establishes a licensing system for businesses to, among other things, cultivate, process and distribute marijuana products under certain conditions. Many of the provisions of the AUMA do not become effective until January 1, 2018 and the California Bureau of Marijuana Control is expected to enact regulations to implement the AUMA by that date.

Nevada voters approved Question 2 in a ballot initiative in November 2016. Among other things, Question 2 makes it legal for adults over the age of 21 to use marijuana and to possess up to one ounce of marijuana flowers and one-eighth of an ounce of marijuana concentrates. Individuals are also permitted to grow up to six marijuana plants for personal use. In addition, Question 2 authorizes businesses to cultivate, process and distribute marijuana products under certain conditions. The Nevada Department of Taxation has indicated that it will enact regulations to implement Question 2 by the summer of 2017.

In an effort to provide guidance to federal law enforcement, the Department of Justice (the “DOJ”) has issued Guidance Regarding Marijuana Enforcement to all United States Attorneys in a memorandum from Deputy Attorney General David Ogden on October 19, 2009, in a memorandum from Deputy Attorney General James Cole on June 29, 2011 and in a memorandum from Deputy Attorney General James Cole on August 29, 2013. Each memorandum provides that the DOJ is committed to the enforcement of the Controlled Substances Act (the “CSA”), but, the DOJ is also committed to using its limited investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way.

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

Furthermore, H.R. 83, enacted by Congress on December 16, 2014, provides that none of the funds made available to the DOJ pursuant to the 2015 Consolidated and Further Continuing Appropriations Act may be used to prevent certain states, including Nevada and California, from implementing their own laws that authorized the use, distribution, possession, or cultivation of medical marijuana. This prohibition is currently in place until April 28, 2017.

We are monitoring the Trump administration’s, the DOJ’s and Congress’ positions on federal marijuana law and policy. Based on public statements and reports, we understand that certain aspects of those laws and policies are currently under review, but no official changes have been announced. It is possible that certain changes to existing laws or policies could have a negative effect on our business and results of operations.

We currently operate medical marijuana businesses in California and Nevada. Although the possession, cultivation and distribution of marijuana for medical use is permitted in California and Nevada, provided compliance with applicable state and local laws, rules, and regulations, marijuana is illegal under federal law. We believe we operate our business in compliance with applicable Nevada and California law and regulations. Any changes in federal, state or local law enforcement regarding marijuana may affect our ability to operate our business. Strict enforcement of federal law regarding marijuana would likely result in the inability to proceed with our business plans, could expose us to potential criminal liability and could subject our properties to civil forfeiture. Any changes in banking, insurance or other business services may also affect our ability to operate our business.

Our Medical Marijuana Dispensaries, Cultivation and Manufacturing

Black Oak Gallery

On April 1, 2016, we acquired Black Oak Gallery, a California corporation that operates a medical marijuana dispensary in Oakland, California under the name Blüm. Black Oak opened its retail storefront in Oakland, California in November of 2012.

Black Oak sells a combination of our own cultivated products as well as high quality name-brand products from outside suppliers. In addition to multiple grades of medical marijuana, Black Oak sell “edibles” which include cannabis-infused baked goods, chocolates, and candies; cannabis-infused topical products, such as lotions, massage oils and balms; clones of marijuana plants; and numerous kinds of cannabis concentrates, such as hash, shatter and wax.

Black Oak’s target markets are those individuals located in the areas surrounding its dispensary and qualify as “patients” under state and local rules and regulations. Black Oak services approximately 1,000 patients per day and has over 42,000 registered patients. Collectively known as the Blüm Campus, Black Oak’s location consists of a retail dispensary storefront, indoor cultivation area, laboratory and a 20-car capacity parking lot.

During March 2017, we executed a lease for 13,000 square feet of industrial space on over 30,000 square feet of land in Oakland’s industrial corridor. We are in the final designing stages of our cultivation facility. We expect to complete construction by late 2017.

Blüm San Leandro

We incorporated Blüm San Leandro, a California corporation, a wholly-owned subsidiary, on October 14, 2016. Blüm San Leandro has received the necessary governmental approvals and permitting to operate a medical marijuana dispensary and production facility in San Leandro, California. We have executed a lease for 13,300 square feet of industrial space in San Leandro’s industrial corridor and are in the final planning and design stages of the retail dispensary and production facility. We also plan on incorporating community meeting space at this facility. We expect to complete construction of the dispensary by late 2017 and we expect to complete construction of the production lab and community meeting space by early 2018.

MediFarm, MediFarm I, and MediFarm II

We formed three subsidiaries for the purposes of cultivation or production of medical marijuana and/or operation of dispensary facilities in various locations in Nevada. MediFarm, MediFarm I, and MediFarm II have received four final dispensary licenses, two provisional cultivation licenses and two provisional production licenses from the State of Nevada, and we have received approval from local authorities with respect to all eight of such licenses. The receipt of both the provisional licenses from the State of Nevada and approval from local authorities are necessary to commence the final permitting process for the cultivation and production licenses. The receipt of final permits and licenses, as to which there can be no assurance, is necessary to commence the proposed cultivation and production businesses of MediFarm, MediFarm I, and MediFarm II. Effectuation of the proposed business of each of (i) MediFarm, (ii) MediFarm I, and (iii) MediFarm II is also dependent upon the continued legislative authorization of medical marijuana at the state level.

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

We formed MediFarm, LLC on March 19, 2014. We own 60% of the membership interests in MediFarm. The remaining membership interests are owned by Camden Goorjian (20%) and by Richard Vonfeldt (20%), two otherwise unaffiliated individuals. MediFarm has received the necessary governmental approvals and permitting to operate medical marijuana cultivation, production, and/or dispensary facilities in Clark County, Nevada and a medical marijuana dispensary facility in the City of Las Vegas. As of March 2017, MediFarm has three fully operational retail medical marijuana dispensaries in the greater Las Vegas region.

We formed MediFarm I, LLC on July 18, 2014. We own 50% of the membership interests in MediFarm I. The remaining membership interests are owned by Forever Green NV, LLC (50%), an otherwise unaffiliated entity that also owns certain membership interests in MediFarm II. MediFarm I has the necessary governmental approvals and permitting to operate a medical marijuana dispensary in Reno, Nevada. As of March 2017, MediFarm I has one fully operational retail medical marijuana dispensary in Reno, Nevada.

We formed MediFarm II, LLC on July 30, 2014. We own 55% of the membership interests in MediFarm II. The remaining membership interests are owned by Nevada MF, LLC (30%) and by Forever Green NV, LLC (15%), two otherwise unaffiliated entities. Forever Green NV, LLC also owns certain membership interests in MediFarm I. MediFarm II has received provisional licenses from the State of Nevada to operate a medical marijuana cultivation and production facility in Spanish Springs, Nevada.

MediFarm, MediFarm I, and MediFarm II may face substantial competition in the operation of cultivation, production, and dispensary facilities in Nevada. Numerous other companies were also granted licenses, and, therefore, we anticipate that we will face competition with these other companies if such companies operate cultivation, production, and dispensary facilities in and around the locations at which we operate our facilities. Our management has extensive experience in successfully developing, implementing, and operating all facets of equivalent businesses in other markets. We believe this experience will provide MediFarm, MediFarm I, and MediFarm II with a competitive advantage over these other companies.

MediFarm, MediFarm I, and MediFarm II rely on a combination of trademark laws, trade secrets, confidentiality provisions, and other contractual provisions to protect their proprietary rights. MediFarm, MediFarm I, and MediFarm II do not own any patents.

IVXX and IVXX Branded Products

On September 16, 2014, Terra Tech formed IVXX, a wholly-owned subsidiary, for the purposes of producing a line of IVXX branded cannabis flowers as well as a complete line of IVXX branded pure cannabis concentrates including: oils, waxes, shatters, and clears.

The science of cannabis concentrate extraction functions on the solubility of the cannabinoids and other active ingredients in the cannabis plant. Cannabinoids are not water soluble, so to extract them properly, the cannabinoids must be dissolved in a solvent. IVXX utilizes multiple proprietary extraction methods to produce its concentrates in its lab located in Oakland, California. The Company’s extractors process raw cannabis plants and separate the chemical cannabinoids from the cannabis plant material, producing a concentrate. IVXX also sells clothing, apparel, and other various branded products.

IVXX currently sells its branded products at wholesale to multiple medical cannabis dispensaries throughout California. None of IVXX’s products cross state lines. IVXX continues to actively seek opportunities to sell its products to other retailers located throughout the State of California. IVXX anticipates expanding its business into other states in which the sale of marijuana is legally permitted. In order for such expansion to occur, IVXX must secure the necessary licenses and permits required to operate in any given state, the timing and occurrence of which there can be no assurance. Initially, IVXX anticipates selling its products in Nevada in the four dispensaries operated by MediFarm and MediFarm I. They will be produced at our extraction lab operated by MediFarm II once they are issued final permits and commence operations, as to the occurrence of which there can be no assurance.

IVXX’s target markets are those individuals located in the areas surrounding the dispensaries that sell IVXX’s products and that qualify as “patients” under state and local rules and regulations.

IVXX also intends to produce, market and sell their line of IVXX branded cannabis products into the adult use, recreational cannabis markets in both California and Nevada pursuant to Proposition 64 and Question 2, respectively, which made marijuana consumption legal, with certain restrictions and rules, for adults of the age of 21. IVXX is consistently engaged in research and development with respect to increasing the efficiency of the processes used to produce its products, as well as improving the quality of its products for the benefit of its patients.

MediFarm I RE

On October 14, 2015, we formed MediFarm I RE, LLC. We own 50% of the membership interests in MediFarm I RE. The remaining membership interests are owned by Forever Young Investments, LLC (50%), an otherwise unaffiliated entity. MediFarm I RE is a real estate holding company that owns the real property and a building, which is situated on such real property, at which a medical marijuana dispensary facility is expected to be located. This facility is in the early stages of planning. It is our intention that MediFarm I will operate the medical marijuana dispensary.

Produce and Floral Products

Edible Garden

Edible Garden was incorporated on April 9, 2013. Edible Garden is a retail seller of locally grown hydroponic produce, herbs, and floral products that are distributed throughout the Northeast and Midwest United States. Currently, Edible Garden’s products are sold at approximately 1,800 retailers throughout these markets. Most of the produce and herbs grown by Edible Garden are certified organic. Our target customers are those individuals seeking organic and fresh produce locally grown using environmentally sustainable methods.

Pursuant to letter agreements with Gro-Rite Inc., a New Jersey corporation, Naturally Beautiful Plant Products LLC, a New Jersey limited liability company (“NB Plants”), and Heartland Growers Inc. (collectively the “Farmers”), have agreed to cultivate the various parts of the line of Edible Garden produce to be sold into the retail grocery channel. Pursuant to the terms of the agreements, Edible Garden will manage the marketing and sales, while the Farmers will be responsible for the cultivation, packaging, and shipping of the product for retail sale under the Edible Garden brand. The terms of the agreements are now month-to-month.

There are numerous growers that are available to us, and therefore, we are not limited in the number of growers available nor are we dependent on any one grower. We completed construction of a greenhouse structure in 2014, which can be used to grow plants to satisfy selling demands; however, we may incur additional freight costs to distribute these plants until growers are replaced.

Edible Garden’s main competitors are Shenandoah Growers and Sun Aqua Farms. To a lesser extent, Edible Garden competes with Green Giant, Del Monte, Rock Hedge Herbs, and Infinite Herbs. Edible Garden is an up and coming brand that has increased its retailers to approximately 1,800 retail sellers since we acquired Edible Garden in March 2013. Edible Garden believes the following three reasons sets it apart from its competitors: (1) its branding and marketing displays, which are predominately placed in high traffic areas on its proprietary racks; (2) it uses proprietary strands and seeds for its produce and its methodology for growing such produce; and (3) all of its produce are hydroponically grown and are sold “alive” (i.e., the produce is sold “rooted”).

Edible Garden is dependent on one major customer. One customer, NB Plants, comprised 29%, 74% and 83% of the Company’s total consolidated sales for the years ended December 31, 2016, 2015 and 2014, respectively. The loss of this customer would not have a material adverse effect on Edible Garden’s business, our financial condition, or results of operation.

Edible Garden relies on a combination of trademark laws, trade secrets, confidentiality provisions, and other contractual provisions to protect its proprietary rights, which are primarily its brand names, marks, and proprietary pods and seeds. Edible Garden owns trademarks but does not own any patents. Edible Garden signed an exclusive license agreement with Nutrasorb LLC, a spin-off from Rutgers University, to grow and commercialize nutritionally-enhanced lettuce varieties. Under the terms of the agreement, Edible Garden has the right to grow and sell Green and Red Superleaf Lettuce across the North American and European continents as well as Australia. With five times more antioxidants than ordinary lettuce, the produce is high in vitamins A and C, magnesium, iron and potassium contents. It also has high levels of fiber and chlorogenic acid for superior digestion. These nutritionally-enhanced, proprietary Green and Red Lettuces were developed by scientists at Rutgers University following years of intensive research.

Edible Garden’s produce is Global Food Safety Initiative certified. Edible Garden also obtained certain organic certifications for its products. No other governmental regulations or approvals are needed or affect its business.

Edible Garden’s research and development activities have primarily focused on developing and testing new pods and seeds, as well as different fertilizers, nutrient blends, and lighting.

Our Operations

We are organized into two reportable segments:

•	Herbs, Produce and Floral Products – Includes herbs and leafy greens that are grown using classic Dutch hydroponic farming methods; and
•	Cannabis Dispensary, Cultivation and Production – Includes cannabis-focused retail, cultivation and production.

Our segment net revenue and contributions to consolidated net revenue for each of the last three fiscal years were as follows:

	Total Revenue			Percentage of Total Revenue
	Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014

Herbs, Produce and Floral Products	$12,000,423	$8,633,538	$6,627,109	47.4%	86.5%	93.4%
Cannabis Dispensary, Cultivation and Production	13,207,327	1,207,424	–	52.1%	12.1%	–%
Other and Eliminations	120,014	134,384	467,161	0.5%	1.4%	6.6%

Total	$25,327,764	$9,975,346	$7,094,270	100.0%	100.0%	100.0%

See “Note 2 – Significant Accounting Policies” to our consolidated financial statements for financial information about our segments. See also “Item 1A. Risk Factors” below for a discussion of certain risks associated with our operations.

Herbs, Produce and Floral Products

Either independently or in conjunction with third parties, we are a retail seller of locally grown hydroponic herbs, produce, and floral products, which are distributed through major grocery stores throughout the East and Midwest regions of the U.S.

Cannabis Dispensary, Cultivation and Production

Either independently or in conjunction with third parties, we operate a medical marijuana retail dispensary and a medical marijuana cultivation facility in Oakland, California. In addition, we operate four retail medical marijuana dispensary facilities in Nevada, and have in various stages of construction, medical marijuana cultivation and production facilities in Nevada. We own real property in Nevada on which we plan to build a medical marijuana dispensary. All of our retail dispensaries in California and Nevada offer a broad selection of medical cannabis products including flowers, concentrates and edibles. We also produce and sell a line of medical cannabis flowers, as well as a line of medical cannabis-extracted products, which include concentrates, cartridges, vape pens and wax products.

Employees

As of the date of this Annual Report on Form 10-K, we had 175 employees.

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

We have a limited operating history upon which investors may base an evaluation of our potential future performance. In particular, we have not proven that we can sell produce, herbs, and floral products, or cannabis products in a manner that enables us to be profitable and meet customer requirements, enhance our produce, herbs, or floral products, obtain the necessary permits and/or achieve certain milestones to develop our dispensary businesses, enhance our line of cannabis products, including IVXX, develop and maintain relationships with key manufacturers and strategic partners to extract value from our intellectual property, raise sufficient capital in the public and/or private markets, or respond effectively to competitive pressures. As a result, there can be no assurance that we will be able to develop or maintain consistent revenue sources, or that our operations will be profitable and/or generate positive cash flow.

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

We have incurred significant losses in prior periods. For the year ended December 31, 2016, we incurred a net loss of $26,918,890 and, as of that date, we had an accumulated deficit of $72,870,999. For the year ended December 31, 2015, we incurred a net loss of $9,225,580 and, as of that date, we had an accumulated deficit of $45,952,109. Any losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flow.

We will likely need additional capital to sustain our operations and will likely need to seek further financing, which we may not be able to obtain on acceptable terms or at all. If we fail to raise additional capital, as needed, our ability to implement our business model and strategy could be compromised.

We have limited capital resources and operations. To date, our operations have been funded primarily from the proceeds of debt and equity financings. We expect to require substantial additional capital in the near future to commence operations at the proposed cultivation and production facilities in Reno and Las Vegas Nevada, the proposed cultivation facility in Oakland, California and the proposed dispensary and production facility in San Leandro California, expand our product lines, develop our intellectual property base, and establish our targeted levels of commercial production. We may not be able to obtain additional financing on terms acceptable to us, or at all. In particular, because marijuana is illegal under federal law, we may have difficulty attracting investors.

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

Our viability will depend, in part, on our ability to develop and maintain the proprietary aspects of our intellectual property to distinguish our products from our competitors’ products. We rely on copyrights, trademarks, trade secrets, and confidentiality provisions to establish and protect our intellectual property.

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

Competitors may also harm our sales by designing products that mirror our products or processes without infringing on our intellectual property rights. If we do not obtain sufficient protection for our intellectual property, or if we are unable to effectively enforce our intellectual property rights, our competitiveness could be impaired, which would limit our growth and future revenue.

We may also find it necessary to bring infringement or other actions against third parties to seek to protect our intellectual property rights. Litigation of this nature, even if successful, is often expensive and time-consuming to prosecute and there can be no assurance that we will have the financial or other resources to enforce our rights or be able to enforce our rights or prevent other parties from developing similar products or processes or designing around our intellectual property.

Although we believe that our products and processes do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible such infringement or violation has occurred or may occur, which could have a material adverse effect on our business.

We are not aware of any infringement by us of any person’s or entity’s intellectual property rights. In the event that products we sell or processes we employ are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our products or processes or obtain a license for the manufacture and/or sale of such products or processes or cease selling such products or employing such processes. In such event, there can be no assurance that we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business.

There can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. If our products or processes are deemed to infringe or likely to infringe upon the patents or proprietary rights of others, we could be subject to injunctive relief and, under certain circumstances, become liable for damages, which could also have a material adverse effect on our business and our financial condition.

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

Our business, financial condition, results of operations, and cash flow may in the future be negatively impacted by challenging global economic conditions.

Future disruptions and volatility in global financial markets and declining consumer and business confidence could lead to decreased levels of consumer spending. These macroeconomic developments could negatively impact our business, which depends on the general economic environment and levels of consumer spending. As a result, we may not be able to maintain our existing customers or attract new customers, or we may be forced to reduce the price of our products. We are unable to predict the likelihood of the occurrence, duration, or severity of such disruptions in the credit and financial markets and adverse global economic conditions. Any general or market-specific economic downturn could have a material adverse effect on our business, financial condition, results of operations, and cash flow.

Our future success depends on our key executive officers and our ability to attract, retain, and motivate qualified personnel.

Our future success largely depends upon the continued services of our executive officers and management team. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Additionally, we may incur additional expenses to recruit and retain new executive officers. If any of our executive officers joins a competitor or forms a competing company, we may lose some or all of our customers. Finally, we do not maintain “key person” life insurance on any of our executive officers. Because of these factors, the loss of the services of any of these key persons could adversely affect our business, financial condition, and results of operations, and thereby an investment in our stock.

Our continuing ability to attract and retain highly qualified personnel will also be critical to our success because we will need to hire and retain additional personnel as our business grows. There can be no assurance that we will be able to attract or retain highly qualified personnel. We face significant competition for skilled personnel in our industries. In particular, if the marijuana industry continues to grow, demand for personnel may become more competitive. This competition may make it more difficult and expensive to attract, hire, and retain qualified managers and employees. Because of these factors, we may not be able to effectively manage or grow our business, which could adversely affect our financial condition or business. As a result, the value of your investment could be significantly reduced or completely lost.

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

We are dependent on the popularity of consumer acceptance of our product lines, including IVXX.

Our ability to generate revenue and be successful in the implementation of our business plan is dependent on consumer acceptance and demand of our product lines, including IVXX. Acceptance of our products will depend on several factors, including availability, cost, ease of use, familiarity of use, convenience, effectiveness, safety, and reliability. If customers do not accept our products, or if we fail to meet customers’ needs and expectations adequately, our ability to continue generating revenues could be reduced.

A drop in the retail price of medical marijuana products may negatively impact our business.

The demand for our products depends in part on the price of commercially grown marijuana. Fluctuations in economic and market conditions that impact the prices of commercially grown marijuana, such as increases in the supply of such marijuana and the decrease in the price of products using commercially grown marijuana, could cause the demand for medical marijuana products to decline, which would have a negative impact on our business.

Federal regulation and enforcement may adversely affect the implementation of medical cannabis laws and regulations may negatively impact our revenues and profits.

Currently, there are 28 states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the CSA, the policies and regulations of the federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to medical marijuana, as to the timing or scope of any such potential amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law, and we may be deemed to be producing, cultivating, or dispensing marijuana in violation of federal law. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect our revenues and profits. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain. In February 2017, the Trump administration announced that there may be “greater enforcement” of federal laws regarding marijuana. Any such enforcement actions could have a negative effect on our business and results of operations.

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

The DOJ has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but has relied on state and local law enforcement to address marijuana activity. In the event the DOJ reverses its stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our business and our revenue and profits. Furthermore, H.R. 83, enacted by Congress on December 16, 2014, provides that none of the funds made available to the DOJ pursuant to the 2015 Consolidated and Further Continuing Appropriations Act may be used to prevent certain states, including Nevada and California, from implementing their own laws that authorized the use, distribution, possession, or cultivation of medical marijuana. This prohibition is currently in place until April 28, 2017.

We could be found to be violating laws related to medical cannabis.

Currently, there are 28 states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the CSA, the policies and regulations of the federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to medical marijuana, as to the timing or scope of any such amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain. Because we cultivate, produce, sell and distribute medical marijuana, we have risk that we will be deemed to facilitate the selling or distribution of medical marijuana in violation of federal law. Finally, we could be found in violation of the CSA in connection with the sale of IVXX’s products. This would cause a direct and adverse effect on our subsidiaries’ businesses, or intended businesses, and on our revenue and prospective profits.

Variations in state and local regulation, and enforcement in states that have legalized medical cannabis, may restrict marijuana-related activities, including activities related to medical cannabis, which may negatively impact our revenues and prospective profits.

Individual state laws do not always conform to the federal standard or to other states laws. A number of states have decriminalized marijuana to varying degrees, other states have created exemptions specifically for medical cannabis, and several have both decriminalization and medical laws. As of March 2017, eight states and the District of Columbia have legalized the recreational use of cannabis. Variations exist among states that have legalized, decriminalized, or created medical marijuana exemptions. For example, certain states have limits on the number of marijuana plants that can be homegrown. In most states, the cultivation of marijuana for personal use continues to be prohibited except for those states that allow small-scale cultivation by the individual in possession of medical marijuana needing care or that person’s caregiver. Active enforcement of state laws that prohibit personal cultivation of marijuana may indirectly and adversely affect our business and our revenue and profits.

In November 2016, California voters approved Proposition 64, also known as the Adult Use of Marijuana Act (“AUMA”), in a ballot initiative. Among other things, the AUMA makes it legal for adults over the age of 21 to use marijuana and to possess up to 28.5 grams of marijuana flowers and 8 grams of marijuana concentrates. Individuals are also permitted to grow up to six marijuana plants for personal use. In addition, the AUMA establishes a licensing system for businesses to, among other things, cultivate, process and distribute marijuana products under certain conditions. Many of the provisions of the AUMA do not become effective until January 1, 2018 and the California Bureau of Marijuana Control is expected to enact regulations to implement the AUMA by that date.

Also in November 2016, Nevada voters approved Question 2 in a ballot initiative. Among other things, Question 2 makes it legal for adults over the age of 21 to use marijuana and to possess up to one ounce of marijuana flowers and one-eighth of an ounce of marijuana concentrates. Individuals are also permitted to grow up to six marijuana plants for personal use. In addition, Question 2 authorizes businesses to cultivate, process and distribute marijuana products under certain conditions. The Nevada Department of Taxation has indicated that it will enact regulations to implement Question 2 by the summer of 2017.

If we are unable to obtain the permits and licenses required to operate our business in compliance with the new regulations in California or Nevada, we may experience negative effects on our business and results of operations.

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

Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law. Since federal law criminalizing the use of marijuana preempts state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in our inability to proceed with our business plan, especially in respect of our marijuana cultivation, production and dispensaries. In addition, our assets, including real property, cash, equipment and other goods, could be subject to asset forfeiture because marijuana is still federally illegal.

In February 2017, the Trump administration announced that there may be “greater enforcement” of federal laws regarding marijuana. Any such enforcement actions could have a negative effect on our business and results of operations.

We are not able to deduct some of our business expenses.

Section 280E of the Internal Revenue Code prohibits marijuana businesses from deducting their ordinary and necessary business expenses, forcing us to pay higher effective federal tax rates than similar companies in other industries. The effective tax rate on a marijuana business depends on how large its ratio of nondeductible expenses is to its total revenues. Therefore, our marijuana business may be less profitable than it could otherwise be.

We may not be able to attract or retain a majority of independent directors.

Our board of directors is not currently comprised of a majority of independent directors. We may in the future desire to list our common stock on The New York Stock Exchange (“NYSE”) or The NASDAQ Stock Market (“NASDAQ”), both of which require that a majority of our board be comprised of independent directors. We may have difficulty attracting and retaining independent directors because, among other things, we operate in the marijuana industry, and as a result we may be delayed or prevented from listing our common stock on the NYSE or NASDAQ.

We may not be able to successfully execute on our merger and acquisition strategy

Our business plan depends in part on merging with or acquiring other businesses in the marijuana industry. The success of any acquisition will depend upon, among other things, our ability to integrate acquired personnel, operations, products and technologies into our organization effectively, to retain and motivate key personnel of acquired businesses, and to retain their customers. Any acquisition may result in diversion of management’s attention from other business concerns, and such acquisition may be dilutive to our financial results and/or result in impairment charges and write-offs. We might also spend time and money investigating and negotiating with potential acquisition or investment targets, but not complete the transaction.

Although we expect to realize strategic, operational and financial benefits as a result of our acquisitions, we cannot predict whether and to what extent such benefits will be achieved. There are significant challenges to integrating an acquired operation into our business.

Any future acquisition could involve other risks, including the assumption of unidentified liabilities for which we, as a successor owner, may be responsible. These transactions typically involve a number of risks and present financial and other challenges, including the existence of unknown disputes, liabilities, or contingencies and changes in the industry, location, or regulatory or political environment in which these investments are located, that our due diligence review may not adequately uncover and that may arise after entering into such arrangements.

Laws and regulations affecting the medical marijuana industry are constantly changing, which could detrimentally affect our cultivation, production and dispensary operations, and the business of IVXX.

Local, state, and federal medical marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter certain aspects of our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt certain aspects of our business plan and result in a material adverse effect on certain aspects of our planned operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to certain aspects of our cultivation, production and dispensary businesses, and our business of selling cannabis products through IVXX. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

We may not obtain the necessary permits and authorizations to operate the medical marijuana business.

We may not be able to obtain or maintain the necessary licenses, permits, authorizations, or accreditations for our cultivation, production and dispensary businesses, or may only be able to do so at great cost. In addition, we may not be able to comply fully with the wide variety of laws and regulations applicable to the medical marijuana industry. Failure to comply with or to obtain the necessary licenses, permits, authorizations, or accreditations could result in restrictions on our ability to operate the medical marijuana business, which could have a material adverse effect on our business.

If we incur substantial liability from litigation, complaints, or enforcement actions, our financial condition could suffer.

Our participation in the medical marijuana industry may lead to litigation, formal or informal complaints, enforcement actions, and inquiries by various federal, state, or local governmental authorities against us. Litigation, complaints, and enforcement actions could consume considerable amounts of financial and other corporate resources, which could have a negative impact on our sales, revenue, profitability, and growth prospects. We have not been, and are not currently, subject to any material litigation, complaint, or enforcement action regarding marijuana (or otherwise) brought by any federal, state, or local governmental authority. IVXX is presently engaged in the distribution of marijuana; however, we have not been, and are not currently, subject to any material litigation, complaint or enforcement action regarding marijuana (or otherwise) brought by any federal, state, or local governmental authority with respect to IVXX’s business.

We may have difficulty accessing the service of banks, which may make it difficult for us to operate.

Since the use of marijuana is illegal under federal law, many banks will not accept for deposit funds from businesses involved with the marijuana industry. Consequently, businesses involved in the marijuana industry often have difficulty finding a bank willing to accept their business. The inability to open or maintain bank accounts may make it difficult for us to operate our medical marijuana businesses. If any of our bank accounts are closed, we may have difficulty processing transactions in the ordinary course of business, including paying suppliers, employees and landlords, which could have a significant negative effect on our operations.

We are dependent on the popularity of consumer acceptance of produce and herbs.

Our ability to generate revenue and be successful in the continued implementation of Edible Garden’s business plan is dependent on consumer acceptance and demand of produce and herbs, and in particular for organic products. Acceptance of Edible Garden’s products will depend on several factors, including availability, cost, and convenience. If these customers do not accept Edible Garden’s products, or if we fail to meet Edible Garden’s customers’ needs and expectations adequately, our ability to continue generating revenues could be reduced.

A drop in the retail price of commercially grown produce may negatively impact our business.

The demand for Edible Garden’s produce depends in part on the price of commercially grown produce. Fluctuations in economic and market conditions that impact the prices of commercially grown produce, such as increases in the supply of such produce and the decrease in the price of commercially grown produce, could cause the demand for produce to decline, which would have a negative impact on our business.

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

As of March 24, 2017, our officers and directors own approximately 15.58% of our outstanding Common Stock, and, through the ownership of preferred stock, have approximately 46.72% of stockholder voting power, and thus significant control over stockholder matters, such as election of directors, amendments to the Articles of Incorporation, and approval of significant corporate transactions. As a result, our minority stockholders will have little or no control over our affairs.

If we fail to implement and maintain proper and effective internal controls and disclosure controls and procedures pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our ability to produce accurate and timely financial statements and public reports could be impaired, which could adversely affect our operating results, our ability to operate our business, and investors’ views of us.

As of December 31, 2016, management assessed the effectiveness of our internal controls over financial reporting. Management concluded, as of the year ended December 31, 2016, that our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Management concluded that our internal controls were adversely affected by deficiencies in the design or operation of our internal controls, which management considered to be material weaknesses. These material weaknesses include the following:

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

We will be exposed to liabilities that are unique to the products we provide. While we intend to maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs resulting from risks and uncertainties of our business. It is also not possible to obtain insurance to protect against all operational risks and liabilities. In particular, we may have difficulty obtaining insurance because we operate in the marijuana industry. The failure to obtain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition, and results of operations. We do not have any business interruption insurance. Any business disruption or natural disaster could result in substantial costs and diversion of resources.

If our products are contaminated, we may have litigation and products liability exposure.

We source some of our products from third-party suppliers. Although we test the products we receive from third-party suppliers, we may not identify all contamination in those products. Possible contaminates include pesticides, molds and fungus. If a customer suffers an injury from our products, they may sue us in addition to the supplier and we may not have adequate insurance to cover any such claims, which could result in a negative effect on our results of operations.

Some of our lines of business rely on our third-party service providers to host and deliver services and data, and any interruptions or delays in these hosted services, security or privacy breaches, or failures in data collection could expose us to liability and harm our business and reputation.

Some of our lines of business and services, including our dispensaries, rely on services hosted and controlled directly by third-party service providers. We do not have redundancy for all of our systems, many of our critical applications reside in only one of our data centers, and our disaster recovery planning may not account for all eventualities. If our business relationship with a third-party provider of hosting or software services is negatively affected, or if one of our service providers were to terminate its agreement with us, we might not be able to deliver access our data, which could subject us to reputational harm and cause us to lose customers and future business, thereby reducing our revenue.

We hold large amounts of customer data, some of which is hosted in third-party facilities. A security incident at those facilities or ours may compromise the confidentiality, integrity or availability of customer data. Unauthorized access to customer data stored on our computers or networks may be obtained through break-ins, breaches of our secure network by an unauthorized party, employee theft or misuse or other misconduct. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers. Accounts created with weak passwords could allow cyber-attackers to gain access to customer data. If there were an inadvertent disclosure of customer information, or if a third party were to gain unauthorized access to the information we possess on behalf of our customers, our operations could be disrupted, our reputation could be damaged and we could be subject to claims or other liabilities. In addition, such perceived or actual unauthorized disclosure of the information we collect or breach of our security could damage our reputation, result in the loss of customers and harm our business.

Because of the large amount of data we collect and manage using our hosted solutions, it is possible that hardware or software failures or errors in our systems (or those of our third-party service providers) could result in data loss or corruption, cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant or cause us to fail to meet committed service levels. Furthermore, our ability to collect and report data may be delayed or interrupted by a number of factors, including access to the Internet, the failure of our network or software systems or security breaches. In addition, computer viruses or other malware may harm our systems, causing us to lose data, and the transmission of computer viruses or other malware could expose us to litigation. We may also find, on occasion, that we cannot deliver data and reports in near real time because of a number of factors, including failures of our network or software. If we supply inaccurate information or experience interruptions in our ability to capture, store and supply information in near real time or at all, our reputation could be harmed and we could lose customers, or we could be found liable for damages or incur other losses.

In January 2017, one of our software providers reported that its system was hacked and we were unable to access some of our data. We currently have access to the data again. However, another loss of access to our data could have a negative impact on our business and results of operations. In particular, the states in which we operate require that we maintain certain information about our customers and transactions. If we fail to maintain such information, we could be in violation of state laws.

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

Our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by the Sarbanes-Oxley Act of 2002. Our senior management has limited experience in managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance, and reporting requirements, including the establishing and maintaining of internal controls over financial reporting. Any such deficiencies, weaknesses, or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended, which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy, we could be subject to the imposition of fines and penalties, and our management would have to divert resources from attending to our business plan.

Our Common Stock is categorized as “penny stock,” which may make it more difficult for investors to sell their shares of Common Stock due to suitability requirements.

Our Common Stock is categorized as “penny stock.” The Securities and Exchange Commission has adopted Rule 15g-9, which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The price of our Common Stock is significantly less than $5.00 per share, and is therefore considered “penny stock.” This designation imposes additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer buying our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities given the increased risks generally inherent in penny stocks. These rules may restrict the ability and/or willingness of brokers or dealers to buy or sell our Common Stock, either directly or on behalf of their clients, may discourage potential stockholders from purchasing our Common Stock, or may adversely affect the ability of stockholders to sell their shares.

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our Common Stock, which could depress the price of our Common Stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that the investment is suitable for that customer before recommending an investment to a customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. Thus, the FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our shares of Common Stock, have an adverse effect on the market for our shares of Common Stock, and thereby depress our price per share of Common Stock.

The elimination of monetary liability against our directors, officers, and employees under Nevada law and the existence of indemnification rights for our obligations to our directors, officers, and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers, and employees.

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

Our Articles of Incorporation authorize the issuance of up to 990,000,000 shares of Common Stock and 50,000,000 shares of preferred stock, with a par value of $0.001 per share. As of March 24, 2017, we had 574,303,117 shares of Common Stock, 100 shares of Series A Preferred Stock and 37,425,953 shares of Series B Preferred Stock outstanding; however, we may issue additional shares of Common Stock or preferred stock in the future in connection with a financing or an acquisition. Such issuances may not require the approval of our stockholders. In addition, certain of our outstanding rights to purchase additional shares of Common Stock or securities convertible into our Common Stock are subject to full-ratchet anti-dilution protection, which could result in the right to purchase significantly more shares of Common Stock being issued or a reduction in the purchase price for any such shares or both. Any issuance of additional shares of our Common Stock, or equity securities convertible into our Common Stock, including but not limited to, preferred stock, warrants, and options, will dilute the percentage ownership interest of all stockholders, may dilute the book value per share of our Common Stock, and may negatively impact the market price of our Common Stock.

Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of us.

Nevada has a business combination law that prohibits certain business combinations between Nevada corporations and “interested stockholders” for three years after an “interested stockholder” first becomes an “interested stockholder,” unless the corporation’s board of directors approves the combination in advance. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada’s business combination law is potentially to discourage parties interested in taking control of us from doing so if they cannot obtain the approval of our Board. Both of these provisions could limit the price investors would be willing to pay in the future for shares of our Common Stock.

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

Failure to execute our strategies could result in impairment of goodwill or other intangible assets, which may negatively impact profitability.

We have goodwill of $28,921,260 and other intangible assets of $23,627,098 as of December 31, 2016, which represents 69.0% of our total assets. We evaluate goodwill for impairment on an annual basis or more frequently if impairment indicators are present based upon the fair value of each reporting unit. We assess the impairment of other intangible assets on an annual basis, or more frequently if impairment indicators are present, based upon the expected future cash flows of the respective assets. These valuations include management’s estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures, and other assumptions. Significant negative industry or economic trends, disruptions to our business, inability to achieve sales projections or cost savings, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations. If the estimated fair value of our reporting units changes in future periods, we may be required to record an impairment charge related to goodwill or other intangible assets, which would reduce earnings in such period.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

A summary of the offices and properties we lease or own are presented in the table below. Each of our facilities is considered to be in good condition, adequate for its purpose and suitably utilized according to the individual nature and requirements of the relevant operations.

Purpose	Location	Own or Lease	Base Monthly Rent	Lease Begin Date	Lease End Date

Corporate Headquarters	Irvine, CA	Lease	$7,327	03/01/17	04/01/22
Former Corporate Headquarters	Newport Beach, CA	Lease	$3,260	05/01/14	05/01/17
Office (Terra Tech)	Las Vegas, NV	Lease	$3,075	08/03/16	08/03/17
Office (Terra Tech)	New York, NY	Lease	$450	11/21/16	M to M
Office (Edible Garden)	Parsippany, NJ	Lease	$3,398	10/01/14	01/31/17
Land for Greenhouse (Edible Garden)	Belvidere, NJ	Lease	$14,000	01/01/15	12/31/29
Cultivation Facility	Las Vegas, NV	Lease	$5,000	05/01/14	04/30/24
Cultivation Facility (1)	Oakland, CA	Lease	$24,000	01/01/17	12/31/24
Cultivation Facility (1)	Spanish Springs, NV	Own	–	–	–
Dispensary (Blüm Oakland)/Cultivation Facility	Oakland, CA	Lease	$28,000	04/01/16	03/31/22
Dispensary (Blüm Western)	Las Vegas, NV	Lease	$6,000	01/01/16	12/31/21
Dispensary (Blüm Desert Inn)	Las Vegas, NV	Lease	$8,623	04/15/14	05/31/19
Dispensary (Blüm Decatur)	Las Vegas, NV	Lease	$4,800	05/01/14	04/30/19
Dispensary (Blüm San Leandro) (1)	San Leandro, CA	Lease	$24,000	01/01/17	12/31/24
Dispensary (Blüm Reno)	Reno, NV	Own	–	–	–

_____________________________________
(1) Not open yet.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the OTC Markets Group, Inc.’s OTCQX tier under the symbol “TRTC.” The following is a summary of the high and low closing bid prices of our Common Stock (rounded to the nearest penny) for the periods indicated, as reported by the OTC Markets Group, Inc. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	Closing Bid Price Per Share
	High	Low

Year Ending December 31, 2017
First Quarter (through March 24, 2017)	$0.35	$0.23

Year Ended December 31, 2016
First Quarter	$0.41	$0.29
Second Quarter	$0.58	$0.26
Third Quarter	$0.49	$0.29
Fourth Quarter	$0.52	$0.27

Year Ended December 31, 2015
First Quarter	$0.29	$0.17
Second Quarter	$0.21	$0.11
Third Quarter	$0.18	$0.08
Fourth Quarter	$0.14	$0.09

On March 24, 2017, the closing bid price on the OTC Markets Group, Inc.’s OTCQX tier for our Common Stock was $0.272.

Holders

As of March 24, 2017, there were 574,303,117 shares of Common Stock issued and outstanding (excluding shares of Common Stock issuable upon conversion or conversion into shares of Common Stock of all of our currently outstanding Series A Preferred Stock and Series B Preferred Stock and exercise of our warrants and options) held by approximately 359 stockholders of record. We believe that we have more than 39,000 beneficial holders of our Common Stock. There were no shares issued and outstanding of our Series G Preferred Stock, Series N Preferred Stock and Series Z Preferred Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On January 8, 2016, we adopted the 2016 Equity Incentive Plan (the “Plan”). Our stockholders approved the Plan at our Annual Meeting of Stockholders held on September 26, 2016. Pursuant to the terms of the Plan, the maximum number of shares of Common Stock available for the grant of awards under the Plan shall not exceed 30,000,000. On January 8, 2016, we granted to certain of our directors, executive officers, and employees ten-year options to acquire 6,700,000 shares of Common Stock at an exercise price of $0.09 per share, which represented the closing price reported on the OTC Market Group, Inc.’s OTCQX tier on the grant date. One-twelfth of each option vests quarterly for the next twelve quarters. As of December 31, 2016, there were 2,233,333 vested options from the January 8, 2016 grant. No options were exercised or forfeited during the year ended December 31, 2016. As of March 24, 2017, there were 2,791,667 vested options from the January 8, 2016 grant.

	Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)

Equity Compensation Plans Approved By Security Holders	6,700,000	$0.09	23,300,000
Equity Compensation Plans Not Approved By Security Holders	–	–	–

Total	6,700,000	$0.09	23,300,000

Performance Graph

The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to Terra Tech’s shareholders during the period from May 10, 2012 (Terra Tech’s first day of trading) to December 31, 2016, as well as the corresponding returns on an overall stock market index (The Nasdaq Composite Index and The Nasdaq 100 Index):

	05/10/12	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Terra Tech Corp. (TRTC)	$100.00	$41.74	$12.17	$21.74	$7.83	$27.61
Nasdaq Composite Index (^IXIC)	$100.00	$102.93	$142.37	$161.44	$170.69	$183.49
Nasdaq 100 Index (^NDX)	$100.00	$101.71	$137.30	$161.92	$175.57	$185.90

The stock performance graph assumes $100 was invested on May 10, 2012.

Penny Stock Regulations

The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

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

Recent Sales of Unregistered Securities

On November 28, 2016, Terra Tech Corp. entered into an Investment Agreement (the “Investment Agreement”) with an accredited investor (the “Purchaser”) pursuant to which, upon the terms and subject to the conditions set forth therein, the Investor is committed to purchase up to $20,000,000 of shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) over the 30-month term of the Investment Agreement. From time to time over the term of the Investment Agreement, at the Company’s sole discretion, the Company may present the Purchaser with a put notice to purchase Common Stock. The maximum amount of any put shall be equal to the lesser of (i) $1,500,000 and (ii) 200% of the average of the daily trading volume of the Common Stock in the ten (10) trading days prior to the delivery of a put notice. The Company may not deliver more than one put notice during any five (5) trading day period. The purchase price of the Common Stock shall be 95% of the average of the three (3) lowest daily volume weighted average prices of the Common Stock in the five (5) trading days prior to the delivery of a put notice (the “Purchase Price”). In the event the average of the three (3) lowest daily volume weighted average prices of the Common Stock in the five (5) trading days following the delivery of a put notice is less than the Purchase Price, the Company shall deliver to the Purchaser additional shares of Common Stock such that the effective price per share of Common Stock paid by the Purchaser is equal to the Purchase Price. Upon execution of the Investment Agreement, the Company issued the Purchaser 200,000 shares of Common Stock as a commitment fee (the “Commitment Shares”). In addition, the Company agreed to pay up to $15,000 of the Purchaser’s attorneys’ fees and expenses incurred in connection with the preparation, negotiation, execution and delivery of the Investment Agreement. The Investment Agreement also contains customary representations, warranties, and covenants by, among, and for the benefit of the parties.

Pursuant to the Investment Agreement, the Company agreed to sell the Common Stock, including the Commitment Shares, pursuant to an effective shelf registration statement on Form S-3 (Registration No. 333-210673), declared effective by the Securities and Exchange Commission on August 12, 2016, and a related prospectus supplement thereto.

Debt and Interest Converted into Equity

For the year ended December 31, 2016, senior secured convertible promissory notes and accrued interest in the amount of $13,558,388 was converted into 56,678,708 shares of common stock.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

We did not, nor did any affiliated purchaser, make any repurchases of our securities during the fourth quarter of the year ended December 31, 2016.

ITEM 6. SELECTED FINANCIAL DATA

	As of and for the Year Ended December 31,
	2016	2015	2014	2013	2012

Total Revenue	$25,327,763	$9,975,346	$7,094,270	$2,125,851	$552,579
Cost of Goods Sold	22,755,080	8,958,475	6,941,278	2,036,933	451,713
Gross Profit	2,572,683	1,016,871	152,992	88,918	100,866
Selling, General and Administrative Expenses	20,720,534	9,833,646	18,341,247	3,575,897	1,072,866
Impairment of Goodwill	–	–	–	–	4,799,965
Loss from Operations	(18,147,851)	(8,816,775)	(18,188,255)	(3,486,979)	(5,771,965)
Other Expense	(9,837,670)	(546,100)	(3,992,287)	(2,659,721)	(63,525)
Loss Before Provision for Income Taxes	(27,985,521)	(9,362,875)	(22,180,542)	(6,146,700)	(5,835,490)
Provision for Income Taxes	–	44,000	–	1,650	879
Net Loss	(27,985,521)	(9,406,875)	(22,180,542)	(6,148,350)	(5,836,369)
Net Loss Attributable to Non-Controlling Interests	1,066,631	181,295	291,330	–	–
NET LOSS ATTRIBUTABLE TO TERRA TECH CORP.	$(26,918,890)	$(9,225,580)	$(21,889,212)	$(6,148,350)	$(5,836,369)
Net Loss Per Common Share Attributable to Terra Tech Corp. Common Stockholders – Basic and Diluted	$(0.07)	$(0.04)	$(0.13)	$(0.06)	$(0.08)
Gross Margin	10.2%	10.2%	2.2%	4.2%	18.3%
TOTAL ASSETS	$76,178,370	$9,165,039	$7,719,226	$4,040,585	$386,140

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended December 31, 2016, 2015 and 2014 should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere in this Annual Report on Form 10-K. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Note Regarding Forward-Looking Statements and Business sections in this Annual Report on Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Results of Operations

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Revenues – For the year ended December 31, 2016, we generated revenues of approximately $25.33 million, compared to approximately $9.98 million for the year ended December 31, 2015, an increase of approximately $15.35 million. The increase was primarily due to revenue generated by Black Oak and IVXX from the sales of its cannabis products, revenue generated by Edible Garden from the sales of its produce, herbs, and floral products. At this stage in our development, revenues are not yet sufficient to cover ongoing operating expenses.

Cost of Goods Sold – For the year ended December 31, 2016, cost of goods sold was approximately $22.76 million, compared to approximately $8.96 million for the year ended December 31, 2015, an increase of approximately $13.80 million. The increase was attributable to the cannabis segment in the amount of $10.59 million and the balance of $3.25 million was from the produce, herbs and floral segment.

Gross Profit and Gross Margin – Our gross profit for the year ended December 31, 2016 was approximately $2.57 million, compared to a gross profit of approximately $1.02 million for the year ended December 31, 2015, an increase of approximately $1.55 million. Our gross margin for the year ended December 31, 2016 was approximately 10.16%, compared to approximately 10.19% for the year ended December 31, 2015. The increase in gross profit was due to the gross profit generated from the cannabis segment, which increased by $1.44 million due to higher sales while the gross margin increased by 1.2%. In addition, the slight decrease in gross profit was due to the increased sales for the produce, herbs and floral segment, which increased $0.51 million while the gross margin increased by 1.5%.

Selling, General and Administrative Expenses – Selling, general and administrative expenses for the year ended December 31, 2016 were approximately $20.72 million, compared to approximately $9.83 million for the year ended December 31, 2015, an increase of approximately $10.29 million. The increase was primarily due to: (i) an increase of approximately $4.65 million in compensation expense during the year ended December 31, 2016, compared to the prior year, due to the acquisition of Black Oak, the opening of additional dispensaries, and higher stock compensation expense; (ii) an increase of approximately $2.86 million for consulting services in connection with the opening of additional dispensaries; (iii) an increase of approximately $1.27 million in amortization expense due primarily to the acquisition of intangible assets from the acquisition of Black Oak; (iv) an increase of approximately $0.77 million in accounting fees relating to the increased audit fees for all of the operating entities, of which $0.14 million was for Black Oak Gallery and the costs incurred to become SOX compliant; (v) an increase of approximately $0.64 million for license fees in connection with the dispensaries licenses; (vi) an increase of $0.43 million for director compensation; (vii) an increase of $0.41 million for depreciation expense incurred from the new dispensaries; and (viii) an increase of $0.29 million for security expense incurred at the new dispensaries. These increases were offset by: (i) a decrease of approximately $0.68 million in warrant expense for the year ended December 31, 2016, compared to the prior year period, as a result of less warrants being issued; and (ii) a decrease of approximately $0.93 million in legal expense versus the prior year because fewer deals were done for capital raises and acquisitions and legal has since been brought in-house.

Income (Loss) from Operations – We realized an operating loss of approximately $18.15 million for the year ended December 31, 2016, compared to approximately $8.82 million for the year ended December 31, 2015.

Other Income (Expense) – Other expense for the year ended December 31, 2016 was approximately $9.84 million, compared to approximately $546,000 for the year ended December 31, 2015. This increase is primarily due to more debt outstanding during the year ended December 31, 2016 compared to the prior year. For the year ended December 31, 2016, amortization of debt discount was approximately $1.4 million, an increase of $718,000 versus the prior year, due to additional capital raised with a high debt discount in the current year through the issuance of debt. We had an increase in loss on extinguishment of debt of approximately $4.76 million versus the prior year, due to more senior secured debt converting into equity at a discount to market in the current year. We had an increase in loss from derivatives issued with debt greater than debt carrying value in the amount of $0.93 million for the year ended December 31, 2016, compared to the year ended December 31, 2015. We raised more capital in the current year through the issuance of debt that resulted in the derivatives having a value greater than the underlying debt instrument. The increase in the volatility of the stock price caused the derivatives to have a greater value than the debt. We had an increase in loss on fair market valuation of derivatives in the amount of $3.64 million versus the year ended December 31, 2015. The increase was due to more debt outstanding, the increased volatility in the underlying common stock and the appreciation in the price of the common stock. Interest expense decreased $92,000 compared to the year ended December 31, 2015.

Net Loss – We incurred a net loss of approximately $26.92 million, or $0.07 per share, for the year ended December 31, 2016, compared to a net loss of approximately $9.23 million, or $0.04 per share, for the year ended December 31, 2015. The primary reasons for the increase in net loss is an increase in revenue from both of the cannabis and produce, herbs and floral segments, an increase in cost of goods sold (as a percentage of revenue), a significant increase in sales, general and administrative expenses from the opening of the new dispensaries, an increase in the amortization of debt discount, an increase in loss on the extinguishment of debt, and an increase in loss on fair market valuation of derivatives in the year ended December 31, 2016.

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

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Revenues – For the year ended December 31, 2015, we generated revenues of approximately $9.98 million, compared to approximately $7.10 million for the year ended December 31, 2014, an increase of approximately $2.88 million. The increase was primarily due to revenue generated by Edible Garden from the sales of its produce, herbs, and floral products and IVXX from the sale of its cannabis products. At this stage in our development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross Profit and Gross Margin – Our gross profit for the year ended December 31, 2015 was approximately $1.02 million, compared to a gross profit of approximately $153,000 for the year ended December 31, 2014, an increase of approximately $864,000. Our gross margin percentage for the year ended December 31, 2015 was approximately 10.2%, compared to approximately 2.2% for the year ended December 31, 2014. The increase in gross margin was primarily due to better margins from Edible Garden as a result of the completed greenhouse facility with high-tech Dutch bucket hydroponic equipment and the sales generated from IVXX from the sale of its cannabis products.

Selling, General and Administrative Expenses – Selling, general and administrative expenses for the year ended December 31, 2015 were approximately $9.83 million, compared to approximately $18.34 million for the year ended December 31, 2014, a decrease of approximately $8.51 million. The decrease was primarily due to: (i) a decrease of approximately $3.9 million in warrant expense for the year ended December 31, 2015, compared to the prior year period, as a result of less warrants being issued during the year ended December 31, 2015; (ii) a decrease of approximately $3.1 million in legal and accounting expenses for the year ended December 31, 2015, compared to the prior year period, primarily related to the preparation and filing of registration statements and reviewing of contracts performed in the prior year; (iii) a decrease of approximately $1.5 million in compensation expense during the year ended December 31, 2015, compared to the prior year, due to a lower per-share valuation for an equivalent number of shares, compared to such prior year period; (iv) a decrease of approximately $302,500 in director fees during the year ended December 31, 2015 compared to the prior year; and (vi) a decrease of approximately $47,900 in travel costs related to the Nevada permit application fee process during the year ended December 31, 2015, compared to the prior year. These decreases were offset by: (i) an increase of approximately $276,200 compensation paid for consulting services in connection with MediFarm’s, MediFarm I’s, and MediFarm II’s proposed cannabis business in Nevada; (ii) an increase of approximately $206,500 in depreciation for additional farm equipment used by Edible Garden; and (iii) an increase of approximately $135,500 in allowance for doubtful accounts.

Operating Income (Loss) – We realized an operating loss of approximately $8.82 million for the year ended December 31, 2015, compared to approximately $18.19 million for the year ended December 31, 2014.

Other Income (Expense) – Other expense for the year ended December 31, 2015 was approximately $546,000, compared to approximately $3.99 million for the year ended December 31, 2014. This decrease is primarily due to less debt outstanding during the year ended December 31, 2015 compared to the prior year. For the year ended December 31, 2015, we had an increase in amortization of debt discount in the amount of approximately $696,000 versus $0 in the prior year. We had a loss on the extinguishment of debt of approximately $619,000 versus $0 in the prior year. We had a loss on the issuance of derivatives in the amount of $561,000 for the year ended December 31, 2015, compared to approximately $4.81 million for the year ended December 31, 2014. We had a gain on fair market valuation of derivatives in the amount of $1.80 million for the year ended December 31, 2015, compared to a gain of approximately $1.91 million from the same period of the prior year. Interest expense totaled approximately $470,000 for the year ended December 31, 2015, compared to approximately $1.10 million for the year ended December 31, 2014.

Net Income (Loss) – We incurred a net loss of approximately $9.23 million, or $0.04 per share, for the year ended December 31, 2015, compared to a net loss of approximately $21.89 million, or $0.13 per share, for the year ended December 31, 2014. The primary reasons for the improvement in net loss are an increase in revenue, a decrease in cost of goods sold (as a percentage of revenue), a significant decrease in sales, general and administrative expenses, and a reduction in the issuance of convertible debt and warrants during the year ended December 31, 2015 compared to the prior year.

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

Liquidity and Capital Resources

We have never reported net income. We incurred net losses for the years ended December 31, 2016 and 2015 and have an accumulated deficit of approximately $72.87 million at December 31, 2016. As of December 31, 2016, we had a working capital deficit of approximately $9.56 million. At December 31, 2016, we had a cash balance of approximately $9.75 million, compared to a cash balance of approximately $418,000 at December 31, 2015. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through private sales of preferred stock, common stock, and debt securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations.

We anticipate requiring additional capital for the commercial development of our subsidiaries. Assuming MediFarm and MediFarm II receive all the necessary permits and licenses applied for, we anticipate we will need an additional $8 million in capital for the commercial development of these subsidiaries. MediFarm has commenced operations, the $8 million budget as described herein is prospective. With respect to MediFarm, the estimated operation budget (for the first five years of operation) is approximately $500,000 for the dispensary facilities and approximately $4 million for the cultivation and production facility. With respect to MediFarm I’s dispensary facility, the estimated operation budget (for the first five years of operation) is approximately $500,000. With respect to MediFarm II’s cultivation and production facility, the estimated construction budget (for year one) and operation budget (for the first five years of operation) is approximately $4 million. Forever Green NV, LLC, a member of MediFarm II, has agreed to contribute approximately $750,000 in the form of debt to MediFarm II. We will be obligated to contribute the remaining amount, or approximately $3.25.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the second quarter of 2018. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations, or if we are able to raise capital, that it will be available to us on acceptable terms, on an acceptable schedule, or at all.

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

Sources and Uses of Cash

Cash Used in Operating Activities

Cash used in operating activities for the year ended December 31, 2016 was approximately $9.52 million, compared to approximately $5.13 million for the year ended December 31, 2015. The increase in cash used in operating activities was primarily due to: (i) an increase in net loss for the year ended December 31, 2016, compared to the year ended December 31, 2015; (ii) an approximately $1.84 million loss on fair market valuation of derivatives for the year ended December 31, 2016, compared to an approximately $1.80 million gain on fair market valuation of derivatives for the year ended December 31, 2015; (iii) an increase in loss on extinguishment of debt of approximately $5.38 million for the year ended December 31, 2016, compared to approximately $619,000 for the year ended December 31, 2015; (iv) an increase in the amortization of debt discount of approximately $1.41 million for the year ended December 31, 2016 versus $696,000 for the year ended December 31, 2015; (v) an increase in depreciation and amortization of approximately $2.54 million for the year ended December 31, 2016, compared to approximately $645,000 for the year ended December 31, 2015; (vi) the reduction of warrant expense of approximately $467,000 for the year ended December 31, 2016, compared to approximately $1.15 million for the year ended December 31, 2015; (vii) an increase in stock issued for compensation and services in the amount of approximately $5.58 million for the year ended December 31, 2016, compared to approximately $1.69 million for the year ended December 31, 2015; and (viii) an increase from equity instruments issued with debt greater than debt carrying value in the amount of $1.49 million for the year ended December 31, 2016, compared to approximately $561,000 for the year ended December 31, 2015.

Cash Used in Investing Activities

Cash used in investing activities for the year ended December 31, 2016 was approximately $4.23 million, compared to cash used in investing activities of approximately $1.85 million for the year ended December 31, 2015. During fiscal 2016, cash used in investing activities was primarily comprised of expenditures related the construction of MediFarm’s dispensaries in addition to the furniture and equipment. During fiscal 2015, cash used in investing activities was primarily comprised of expenditures related to the purchase of land and building in addition to the construction of MediFarm’s dispensaries.

Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2016 was approximately $23.08 million, compared to cash provided by financing activities of approximately $6.55 million for the year ended December 31, 2015. The cash provided by financing activities in fiscal 2015 was primarily due to: (i) $17.48 million proceeds from the issuance of notes payable; (ii) $4.06 million from the sale of Common Stock and warrants; and (iii) $3.15 million from the exercise of warrants, offset by the payments on notes payable of $1.00 million. The cash provided by financing activities in fiscal 2015 was primarily due to: (i) approximately $2.15 million in proceeds from the issuance of notes payable; and (ii) approximately $3.98 million from the sale of Common Stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual cash obligations by future period as of December 31, 2016:

	Payments Due by Period
Description	Total Obligations	2017	2018-2019	2020-2021	Thereafter

Long-Term Debt (1)	$1,354,352	$–	$1,354,352	$–	$–
Interest Payments on Long-Term Debt	21,667	21,667	–	–	–
Short-Term Borrowings (1)	564,324	564,324	–	–	–
Operating Leases (2)	11,441,452	1,522,311	3,025,127	2,949,683	3,944,331

Total Contractual Cash Obligations	$13,381,795	$2,108,302	$4,379,479	$2,949,683	$3,944,331

______________________

(1)	As of December 31, 2016, we had outstanding principal of $6,214,324, less debt discount of $4,295,648, resulting in net debt of $1,918,676.

(2)	Includes retail store, warehouse, and office operating leases. Retail store operating leases generally provide for payment of direct operating costs in addition to rent. The obligation amounts listed include future minimum lease payments and exclude such direct operating costs. Please see “Note 15 – Operating Lease Commitments” in the Notes to Consolidated Financial Statements included in Item 8 of this Report for further information.

Critical Accounting Policies

We believe that the following critical policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

We disclose those accounting policies that we consider to be significant in determining the amounts to be utilized for communicating our consolidated financial position, results of operations and cash flows in Note 2 to our consolidated financial statements included elsewhere herein. Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from these estimates, but management does not believe such differences will materially affect our financial position or results of operations.

Revenue Recognition

It is the Company’s policy that revenues from product sales are recognized in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.” Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) is based on management’s judgments regarding fixed nature in selling prices of the products delivered and the collectability of those amounts. The Company has implemented specific rebate programs. Provisions for discounts to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company has established a formal customer incentive program, but considers and accommodates discounts to certain customers on a case by case basis, including by way of example, for volume shipping or for certain new customers with orders over a specific discretionary dollar threshold. Consistent with ASC 605-15-25-1, the Company considers factors such as historical return of products, estimated remaining shelf life, price changes from competitors, and introductions of competing products in establishing a refund allowance. The Company recognizes revenues as risk and title to products transfers to the customer (which generally occurs at the time shipment is made), the sales price is fixed or determinable, and collectability is reasonably assured. The Company defers any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Stock-Based Compensation

The Company accounts for its stock based awards in accordance with Accounting Standards Codification subtopic 718-10, “Compensation,” which requires fair value measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including restricted stock awards. The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on the estimated fair value on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Consolidated Statements of Operations.

The Company estimates the fair value of share-based payment awards on the date of grant using the Black-Scholes model.

The Company’s determination of fair value of share-based payment awards on the date of grant is affected by a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, stock price, exercise price, dividends paid, expected term and risk free discount rate. Although the fair value of stock options is determined in accordance with an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The fair value is then expensed over the requisite service periods of the awards, which is generally the performance period and the related amount is recognized in the Consolidated Statements of Operations.

Long-Lived and Intangible Assets

In accordance with accounting rules for the impairment or disposal of long-lived assets, including intangible assets, such assets are reviewed at least quarterly to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis of the asset at the lowest level for which identifiable cash flows exist. Management’s assumptions related to future cash flows require significant judgment as actual operating levels have fluctuated in the past and are expected to continue to do so in the future. If the carrying value of the asset exceeds the total anticipated undiscounted future cash flows generated by that asset, the asset is impaired and an impairment charge is incurred. The loss on impairment is recognized for the difference between the asset’s carrying amount and the asset’s discounted fair value, which in most cases is estimated based upon Level 2 or Level 3 inputs.

Valuation of Inventory

We value our inventory at the lower of the actual cost of our inventory, as determined using the first-in, first-out method, or its current estimated market value. We periodically review our physical inventory for excess, obsolete, and potentially impaired items and reserve accordingly. Our reserve estimate for excess and obsolete is based on expected future use. Our reserve estimates have historically been consistent with our actual experience as evidenced by actual sale or disposal of the goods.

Deferred Income Taxes

Deferred assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. We have established a valuation allowance against the entire amount of our deferred tax assets because we are not able to conclude, due to our history of operating losses, that it is more likely than not that we will be able to realize any portion of the deferred tax assets.

In assessing whether and to what extent deferred tax assets are realizable, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses, limitations imposed by Section 382 of the Internal Revenue Code and projections for future losses over periods that the deferred tax assets are deductible, we determined that a 100% valuation allowance of deferred tax assets was appropriate.

Fair Value Estimates

Fair value estimates used in preparation of the financial statements are based upon certain market assumptions and pertinent information available to our management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Recently Issued Accounting Standards

Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued guidance that requires the income tax consequences of an intra-entity transfer of an asset other than inventory to be recognized when the transfer occurs instead of when the asset is sold to an outside party. The new guidance is effective beginning with the first quarter of our 2019 fiscal year (with early adoption permitted as of the beginning of an annual period). The guidance is required to be adopted retrospectively by recording a cumulative-effect adjustment to retained earnings as of the beginning of the adoption period. We are assessing the potential impact this guidance will have on its financial statements.

Stock Compensation - Employee Share-Based Payments

In March 2016, the FASB issued guidance to amend certain aspects of accounting for employee share-based awards, including accounting for income taxes related to those transactions. This guidance will require recognizing excess tax benefits and deficiencies (that result from an increase or decrease in the fair value of an award from grant date to the vesting date or exercise date) on share-based compensation arrangements in the tax provision, instead of in equity as under the current guidance. In addition, these amounts will be classified as an operating activity in the statement of cash flows, instead of as a financing activity. In addition, cash paid for shares withheld to satisfy employee taxes will be classified as a financing activity, instead of as an operating activity. The guidance is effective beginning in the first quarter of our 2018 fiscal year (with early adoption permitted) and is required to be adopted as follows:

•	Prospectively for the recognition of excess tax benefits and deficiencies in the tax provision.
•	Retrospectively or prospectively for the classification of excess tax benefits and deficiencies in the statement of cash flows.
•	Retrospectively for the classification of cash paid for shares withheld to satisfy employee taxes in the statement of cash flows.

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires entities to recognize right-of-use assets and lease liabilities on the balance sheet for the rights and obligations created by all leases, including operating leases, with terms of more than 12 months. The new standard also requires additional disclosures on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. The new standard will be effective for us on January 1, 2019. Early adoption is permitted. We are in the process of evaluating the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The new standard is effective for public entities for annual periods beginning after December 15, 2016, with early adoption allowed on either a prospective or retrospective basis. We adopted ASU 2015-17, on a prospective basis, for our annual period ended December 31, 2015. Accordingly, the accompanying consolidated balance sheets at December 31, 2016 and 2015 reflect the presentation of deferred tax assets and deferred tax liabilities in accordance with ASU 2015-17.

Inventory Measurement

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”), which requires entities to measure inventory at the lower of cost and net realizable value (“NRV”). ASU 2015-11 defines NRV as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The ASU will not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. The guidance in ASU 2015-11 is effective prospectively for fiscal years beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. Upon transition, entities must disclose the nature of and reason for the accounting change. We do not expect that the adoption of this standard will have a material effect on its consolidated financial statements.

Going Concern Disclosures

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. We do not expect that the adoption of this standard will have a material effect on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risks are attributable to fluctuations in commodity prices and interest rates. These fluctuations can affect revenues and cash flow from operating, investing and financing activities.

Commodity Price Risk

Our most significant market risk relates to fluctuations in marijuana prices. Management expects the prices of these commodities to remain volatile and unpredictable. As these prices decline or rise significantly, revenues and cash flow will also decline or rise significantly.

Interest Rate Risk

As of December 31, 2016, we had no outstanding variable-rate debt and $6,214,324 of principal fixed-rate debt.

Credit Risk

Our exposure to non-payment or non-performance by our customers and counterparties presents a credit risk. Generally, non-payment or non-performance results from a customer’s or counterparty’s inability to satisfy obligations. We may also be exposed to credit risk due to the concentration of our customers in the medical marijuana industry, as our customers may be similarly affected by changes in regulatory and legal conditions in the states and municipalities in which we operate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the “Index to Consolidated Financial Statements” at page F-1 for the financial statements for each of the years in the three-year period ended December 31, 2016.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Dismissal of Accountant

On November 22, 2016, we dismissed Tarvaran, Askelson & Company (“TAC”) as our independent registered public accounting firm. The decision to change registered public accounting firms was approved by the Audit Committee of our Board of Directors.

The audit reports by TAC on our financial statements as of and for the years ended December 31, 2015 and 2014 did not contain an adverse opinion or disclaimer of opinion, and were not modified or qualified as to uncertainty, audit scope or accounting principles. During our two most recent fiscal years ended December 31, 2015 and through the subsequent interim period through November 22, 2016, there were no (1) disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K) between us and TAC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of TAC, would have caused TAC to make reference to the subject matter of the disagreements in connection with its reports on the consolidated financial statements for such fiscal years, or (2) reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K, except that TAC advised us of material weaknesses involving internal controls and procedures related to (i) a lack of a majority of independent members and a lack of a majority of outside directors on the our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (ii) inadequate segregation of duties consistent with control objectives.

We provided TAC with a copy of the Current Report on Form 8-K prior to its filing with the SEC on November 22, 2016 and requested that TAC furnish a letter addressed to the SEC stating whether or not TAC agrees with the statements noted above. A copy of the responsive letter, dated November 22, 2016, from TAC, is attached as Exhibit 16.1 in the Current Report on Form 8-K filed on November 22, 2016.

Engagement of New Accountant

We engaged Macias Gini & O’Connell LLP (“MGO”) as our registered public accounting firm, effective November 22, 2016. The decision to appoint MGO as the new registered public accounting firm was approved by the Audit Committee of our Board of Directors.

During our two most recent fiscal years and through November 22, 2016, neither we nor anyone on our behalf consulted with MGO with respect to any of (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the our financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or an event of the type described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under SEC rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on this evaluation, our management concluded that as of December 31, 2016 these disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses in our internal control over financial reporting, which are described below. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

Scope of Management’s Report on Internal Control Over Financial Reporting

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Black Oak Gallery, which was acquired on April 1, 2016. Management did not assess the effectiveness of internal control over financial reporting of Black Oak because of the timing of the acquisition. Our audit of internal control over financial reporting of management’s assessment also did not include an evaluation of the internal control over financial reporting of Black Oak.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and includes those policies and procedures that:

1.	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, no matter how well designed and operated, internal control over financial reporting may not prevent or detect misstatements and can only provide reasonable assurance of achieving the desired control objectives. In addition, the design of internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

A material weakness is a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Our Chief Executive Officer and Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2016.

Based on the results of its assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2016 based on such criteria. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

Risk Assessment – We did not have an effective risk assessment process. From a governance perspective, we historically did not have a formal process to identify, update and assess risks, including changes in our business practices that could significantly impact our consolidated financial statements as well as the system of internal control over financial reporting.

Control Environment – We did not maintain an effective control environment as evidenced by:

•	Lack of majority independent board members.
•	An insufficient number of personnel to adequately exercise appropriate oversight of accounting judgements and estimates.

Control Activities – We did not have control activities that were designed and operating effectively to identify and address all likely sources of material misstatements, including non-standard transactions. In addition, management review controls were not sufficient or in place to identify all potential accounting errors.

Information and Communications – We did not implement appropriate information technology controls related to access rights for certain financial spreadsheets that are relevant to the preparation of the consolidated financial statements and our system of internal control over financial reporting. In addition, we did not implement the appropriate information technology disaster recovery controls in place to ensure the completeness of financial information surrounding Terra Tech revenues and inventory.

Monitoring – We did not maintain effective monitoring of controls related to the financial close and reporting process. In addition, we did not maintain the appropriate level of review and remediation of internal control over financial reporting deficiencies throughout interim and annual financial periods.

We have not had sufficient time to fully remediate the aforementioned deficiencies and/or there was insufficient passage of time to evidence that the controls that were implemented during 2016 were effective. Therefore, the aforementioned control deficiencies continued to exist as of December 31, 2016. We believe the control deficiencies described herein, individually and when aggregated, represent material weaknesses in our internal control over financial reporting at December 31, 2016 since such deficiencies result in a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements may not be prevented or detected on a timely basis by our internal controls. As a result of our assessment, we have therefore concluded that our internal control over financial reporting was not effective at December 31, 2016.

Our independent registered public accounting firm, Macias Gini & O’Connell LLP, has audited our consolidated financial statements and has issued an attestation report on our internal control over financial reporting as of December 31, 2016, which report is included herein.

Material Weakness Discussion and Remediation

We believe that the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2016 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

While certain meaningful remediation efforts were initiated in 2016, we were not able to fully implement and/or test the design and the operating effectiveness of the new control procedures as of December 31, 2016. This required us to design new processes and controls concurrently, and thus did not allow us sufficient time to fully implement and/or test the design and operating effectiveness of the new controls.

In addition, we concluded that the time between implementing newly designed controls and December 31, 2016 was not sufficient to demonstrate that improvements made to the control environment, control activities, information and communication, and monitoring activities, were in fact appropriately designed and operated effectively.

We intend to continue to take appropriate and reasonable steps to make necessary improvements to our internal control over financial reporting, including:

•	Continuing to improve the control environment through (i) being staffed with sufficient number of personnel to address segregation of duties issues, ineffective controls and to perform control monitoring activities, (ii) increasing the level of GAAP knowledge through retaining of a technical accountant, (iii) implementing formal process to account for non-standard transactions, and (iv) implementing and formalizing management oversight of financial reporting at regular intervals;
•	Continuing to update the documentation of our internal control processes, including implementing formal risk assessment processes;
•	Implementing control activities that address relevant risks and assure that all transactions are subject to such control activities;
•	Ensure systems that impact financial information and disclosures have effective information technology controls;
•	Executing plan to increase number of independent directors to enhance corporate governance and Board composition;
•	Implementing additional internal control activities through hiring of third party Sarbanes-Oxley consultants; and
•	Implementing plan to increase oversight and review of ad hoc spreadsheets while also working to reduce their use.

We believe that the remediation measures described above will strengthen our internal control over financial reporting and remediate the material weaknesses we have identified. We expect that our remediation efforts, including design, implementation and testing will continue throughout fiscal year 2017.

Changes in Internal Control over Financial Reporting

As described above under “Material Weakness Discussion and Remediation,” we have undertaken a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting. These remedial procedures continued throughout the quarter ended December 31, 2016.

Inherent Limitation on the Effectiveness of Internal Controls

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute, assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure that such improvements will be sufficient to provide us with effective internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person, and the year such director or officer commenced serving in such capacity:

Name	Director or Officer Since	Age	Positions

Derek Peterson	2012	42	President and Chief Executive Officer, and Chairman of the Board
Amy Almsteier	2012	35	Director
Kenneth P. Krueger	2015	74	Director
Michael James	2012	58	Chief Financial Officer
Michael A. Nahass	2012	51	Secretary, Treasurer, and Director
Steven J. Ross	2012	59	Director
Kenneth Vande Vrede	2013	40	Chief Operating Officer and Director
Steven Vande Vrede	2013	31	Director
Michael Vande Vrede	2013	36	Director

Derek Peterson

President and Chief Executive Officer, Chairman of the Board

Mr. Peterson has served as our President and Chief Executive Officer, and Chairman of the Board, since February 9, 2012. Mr. Peterson began his career in finance with Crowell, Weedon & Co. (now, D.A. Davidson & Co.), the then-largest independent broker-dealer on the West Coast. In his 6 years there, Mr. Peterson became a partner and Branch supervisor where he was responsible for sales of over $10 million. Mr. Peterson was offered an opportunity to build a southern Orange County presence for Wachovia Securities, where he became the first Vice President and Branch Manager for their Mission Viejo location. He was instrumental in growing that office from the ground up into the $15 million office it is today. After his term at Wachovia Securities (now, Wells Fargo Advisors), Mr. Peterson accepted an opportunity for a Senior Vice President position with Morgan Stanley Smith Barney, where he and his team oversaw combined assets of close to $100 million. In addition, he has also been involved in several public and private equity financings, where he has personally funded several projects from angel to mezzanine levels. Mr. Peterson is a CFP® Professional and holds his Series 7 (General Securities Representative), Series 9 and 10 (General Securities Sales Supervisor), Series 3 (National Commodity Futures), Series 65 (Investment Advisor Representative), and California Insurance License. Mr. Peterson holds a Bachelor’s degree in Business Management from Pepperdine University. Mr. Peterson also owned a 12% interest in Black Oak until we acquired Black Oak on April 1, 2016. As a co-owner of Black Oak, Mr. Peterson worked with governmental agencies and tax authorities in Oakland, including working with the city to establish medical cannabis ordinances, competed for a permit to operate, and responded to a city request for proposal. Mr. Peterson’s experiences gained through these matters will assist us in launching and operating the medical marijuana cultivation, production and dispensary businesses of MediFarm, MediFarm I, and MediFarm II, as well as IVXX’s launch of its line of cannabis flowers, cigarettes, and pure concentrates. Mr. Peterson’s background in investment banking led to our conclusion that he should serve as a director in light of our business and structure.

Amy Almsteier

Director

Ms. Almsteier has served as a Director since February 9, 2012. Ms. Almsteier was Secretary and Treasurer from February 9, 2012 until July 20, 2015. Ms. Almsteier began her career running a commercial and residential remodeling firm based in Orange County, California. She has spent the last decade working in the design industry where she morphed into a commercial “green” consultant focusing on space planning and commercial design using renewable and recycled materials and systems. Ms. Almsteier has become an expert in renewable energy solutions including solar, natural gas and reverse osmosis systems. She has worked with hundreds of clients in an effort to build and design award-winning projects with the lowest possible carbon footprint. Ms. Almsteier graduated with a Bachelor’s of Science in Design from the University of Nebraska Lincoln’s College of Architecture and studied abroad at American Intercontinental University in London, England. Ms. Almsteier’s background in design led to our conclusion that she should serve as a director in light of our business and structure.

Kenneth P. Krueger

Director

Mr. Krueger has served as a Director since November 2, 2015. Mr. Krueger has been an investment professional since 1967. He is the co-founder of Canterbury Consulting, an independent consulting firm established in 1988 to provide comprehensive investment advice to institutional clients and high net worth individuals. Mr. Krueger served as Canterbury Consulting’s Chairman of the Board of Directors from 1996 to 1997, founding board member from 1988 to 2011, President from 1997 to 2000, Chief Financial Officer from 1988 to 1996, and Head of Compliance from 1997 to 1998. Mr. Krueger has gained significant experience in designing and implementing internal controls, policies, and procedures, as well as overseeing regulatory compliance and corporate responsibility as required by the rules and regulations of the SEC and The NASDAQ Stock Market, LLC. Prior to founding Canterbury Consulting, Mr. Krueger was with Kidder, Peabody & Co., and prior to that, was with Dean Witter & Company. Mr. Krueger earned a Bachelor’s degree in Marketing from the University of Wisconsin, and completed graduate work at the University of Southern California. Mr. Krueger’s expertise in marketing, human resources, budgeting, leadership, collaboration, and legalities, as well as his perspective on best practices and corporate governance matters and his approach to creating stockholder value, qualifies him for service as one of our directors.

Michael James

Chief Financial Officer

Mr. James has served as our Chief Financial Officer since February 9, 2012. In addition to this role, Mr. James has served as the Chief Executive Officer and Chief Financial Officer of Inergetics, Inc. since June 11, 2012. Previously, Mr. James served as Chief Executive Officer of Nestor, Inc. (“Nestor”), where he successfully completed a financial restructuring of Nestor prior to its sale in September 2009 from the Receiver’s Estate in Superior Court of the State of Rhode Island. He also served on Nestor’s Board of Directors from 2006 to 2009. Mr. James was the Managing Partner of Kuekenhof Capital Management, LLC, a private investment management company, from 1999 to 2015. Mr. James is also the Chairman of the Board of Guided Therapeutics, Inc., where he serves as Chairman of the Audit Committee and as a member of the Compensation Committee. During his career, Mr. James has served as: a Partner at Moore Capital Management, Inc., a premiere private investment management company; Chief Financial and Administrative Officer at Buffalo Partners, L.P., a private investment management company; and Treasurer and Chief Financial Officer of National Discount Brokers. Mr. James began his career in 1980 as a staff accountant with Eisner, LLP.

Michael A. Nahass

Secretary, Treasurer, and Director

Mr. Nahass has served as a Director since January 26, 2012, and as our Secretary and Treasurer since July 20, 2015. Previously, Mr. Nahass served as our President, Secretary and Treasurer from January 26, 2012 until February 9, 2012. Since August 2011, Mr. Nahass has served as Managing Director of Arque Capital, Ltd., of Irvine, California. From September 2009 until August 2011, Mr. Nahass was a Partner, and served as Managing Director/Chief Operating Office of NMS Capital Asset Management, Inc. (“NMS Capital”). Additionally, while at NMS Capital, Mr. Nahass served as Chief Portfolio Manager of the NMS Platinum Funds, LLC. From February 1995 until April 2007, Mr. Nahass was employed in various positions at Morgan Stanley, where his last position was Senior Vice President and Complex Manager, where he directly managed over 200 financial advisors with approximately $20 billion in assets under management. With over 20 years of financial services experience, Mr. Nahass has been and is responsible for private client services, business development, regulatory compliance and strategic development. Mr. Nahass holds a B.S. in Business Administration (1988) from Fairleigh Dickenson University. In addition, he also holds NASD Series 3 (National Commodity Futures), Series 7 (General Securities Representative), Series 8 (Supervisory), Series 31 (Managed Futures) and Series 65 (Investment Advisor Representative) licenses. Mr. Nahass’ background in investment banking led to our conclusion that he should serve as director in light of our business and structure.

Steven J. Ross

Director

Mr. Ross has served as a Director since July 23, 2012, and has over 30 years of senior management experience, ranging from high growth private companies to multi-billion dollar divisions of public enterprises. He joined Ecolane as Worldwide CEO in August 2013, following a consulting engagement as Interim CEO. Ecolane is a private Helsinki, Finland-based software company providing disruptive, specialized software and support services for transportation scheduling, dispatching and tracking. United States operations are headquartered in King of Prussia, Pennsylvania, where the company supports statewide contracts in Pennsylvania, Nebraska, Florida and numerous state and local transportation agencies throughout the United States. In June 2016, Ecolane was acquired by National Express PLC, a British publicly-traded leading international transportation company, generating greater than 500% returns for Ecolane’s investors.

Mr. Ross is also a Senior Advisor to MTN Capital Partners, a New York-based Private Equity firm focused on lower middle market transactions. Mr. Ross joined MTN in 2011 as a Managing Director after completing the sale of his previous business. Mr. Ross is also the Lead Director for the Longhai Steel Company, a major steel wire producer based in Xingtai, China. Previously, Mr. Ross was CEO of National Investment Managers from 2006 until its sale to a Private Equity firm in 2011. Under Mr. Ross’ leadership, the company became the largest independent retirement services company in the country with over $11 billion in assets under administration and operations in 17 cities in the United States.

Between 2001 and 2006, Mr. Ross served as Chairman and CEO of DynTek. During his tenure he successfully transitioned the company from a $5 million software development company to a leading provider of information technology services with annual revenues of over $100 million. From 1998 to 2001, Mr. Ross was Vice President and General Manager of the Computer Systems Division of Toshiba America with overall responsibility for Toshiba’s $3 billion computer business in the U.S. and South America. Prior to joining Toshiba, from 1996 to 1998, Mr. Ross served as President & General Manager – Computer Reseller Division and President of Corporate Marketing at Inacom, a $7 billion Fortune 500 provider of computer products and services. He directed Inacom’s largest operating division, at $2.5 billion, as well as overall corporate and strategic marketing. Prior to his employment at Inacom, Mr. Ross served as Senior Vice President, Sales & Business Development, for Intelligent Electronics, a $3.5 billion Fortune 500 computer reseller, at the time the largest independent supplier of information technology in the United States. Mr. Ross has also held senior management positions at Dell Computer Corporation and PTXI/Bull HN Information Systems.

Mr. Ross has served as Vice-Chairman of the Board of the Computing Technology Industry Association (COMPTIA) and as a board member of the US Internet Industry Association (USIIA). Mr. Ross is an alumnus of Harvard University and a graduate of the Advanced Management Program at Harvard Business School. Mr. Ross’ business experience led to our conclusion that he should serve as Lead Director and Chairman of the Audit Committee in light of our business and structure.

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

Steven Vande Vrede

Director

Mr. Vande Vrede has served as a Director since April 24, 2013. Since September 2010, Mr. Vande Vrede has served as Director of New Business and Marketing at Edible Garden. Mr. Vande Vrede has also served as Vice-President of Naturally Beautiful Plant Products LLC since January 2007. Mr. Vande Vrede is currently an owner of Gro-Rite Landscape Services LLC. From 2003 to 2005, Mr. Vande Vrede attended Quinnipiac University, and from 2005 to 2007, he attended William Patterson University, where he obtained a degree in Business Finance Management. Mr. Vande Vrede’s experience in finance, gardening retail and specialty farming led to our conclusion that Mr. Vande Vrede should serve as a member of our Board in light of our business and structure.

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

Pursuant to an Independent Director Agreement dated June 9, 2016 with Steven J. Ross, we agreed to pay Mr. Ross $8,333 per month for a period of one year. We also issued to Mr. Ross an aggregate of 720,721 restricted shares of Common Stock (such cash payment and the issuance of restricted shares, the “Compensation”), of which all of the shares vested on the date of appointment. We and Mr. Ross also entered into an Indemnification Agreement dated July 23, 2012, whereby we agreed to indemnify Mr. Ross, subject to certain exceptions, for claims against him that may arise in connection with the performance of his duties as one of our directors.

In connection with Kenneth P. Krueger’s appointment to the Board, we and Mr. Krueger entered into an Independent Director Agreement, dated as of November 2, 2015 (the “Krueger Independent Director Agreement”), and an Indemnification Agreement, dated as of November 2, 2015 (the “Krueger Indemnification Agreement”). Pursuant to the Krueger Independent Director Agreement, we agreed to issue to Mr. Krueger an aggregate of 350,000 restricted shares of our Common Stock, to be fully vested on the date of appointment, which we issued to him in January 2016. The Board reserves the right to compensate Mr. Krueger further from time to time to take into consideration the responsibilities associated with his continued service on the Board and, if any, different committees thereof, the form and amount of which compensation to be within the Board’s sole and absolute discretion. Pursuant to the Krueger Indemnification Agreement, we agreed to indemnify Mr. Krueger, subject to certain exceptions, for claims against him that may arise in connection with the performance of his duties as one of our directors.

Family Relationships

Derek Peterson, our President, Chief Executive Officer, and Chairman of the Board, is the spouse of Amy Almsteier, a director and a greater than 5% stockholder. As of March 24, 2017, Mr. Peterson owns 50 shares of Series A Preferred Stock, which is convertible into 50 shares of Common Stock, and 3,110,104 shares of Series B Preferred Stock, which is convertible into 16,745,812 shares of Common Stock, and 1,100,000 options to acquire shares of common stock of which 458,333 are vested, and 1,415,538 shares of common stock. As of March 24, 2017, Ms. Almsteier owns 2,975,000 shares of Series B Preferred Stock, which is convertible into 16,018,368 shares of Common Stock and 3,476,674 shares of common stock.

Kenneth Vande Vrede, Michael Vande Vrede, and Steven Vande Vrede (three of our directors) and Dan Vande Vrede are brothers. As of March 24, 2017, Dan Vande Vrede (who is neither an officer nor a director of ours) owns 1,609,500 shares of Series B Preferred Stock, convertible into 8,666,072 shares of Common Stock. David Vande Vrede is the father of Kenneth Vande Vrede, Michael Vande Vrede, Steven Vande Vrede, and Dan Vande Vrede. As of March 24, 2017, David Vande Vrede owns 6,000 shares of Series B Preferred Stock, convertible into 32,306 shares of Common Stock.

There are no other family relationships among any of our directors or executive officers and any other directors or executive officers.

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

On February 22, 2012, Mr. Peterson filed a petition for bankruptcy in the United States Bankruptcy Court for the Central District of California, Case No. 8:12−bk−13957−ES. The discharge date was November 2, 2012.

On May 13, 2009, Mr. Nahass filed a petition for bankruptcy in the United States Bankruptcy Court for the Central District of California, Case No. 8:09-bk 14465-TA. The discharge date was August 17, 2011.

Code of Ethics

On November 4, 2015, our Board approved and adopted a Code of Ethics (the “Code of Ethics”) that applies to all of our directors, officers, and employees, including our principal executive officer and principal financial officer. The Code of Ethics addresses such individuals’ conduct with respect to, among other things, conflicts of interests; compliance with applicable laws, rules, and regulations; full, fair, accurate, timely, and understandable disclosure by us; competition and fair dealing; corporate opportunities; confidentiality; insider trading; protection and proper use of our assets; fair treatment; and reporting suspected illegal or unethical behavior. The Code of Ethics is available on our website at http://ir.terratechcorp.com/governance-docs.

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

Conflicts of Interest

As discussed in more detail below, we did not have an audit, compensation, or nominating committee comprised of independent directors until November 2015. Therefore, the functions that would have been performed by such committees were performed by our directors. Prior to November 4, 2015, our Board was comprised of seven directors, with only one such director qualifying as “independent” pursuant to the rules of The NASDAQ Stock Market, LLC and the SEC, and all such directors performed the functions of the audit, compensation, and nominating committees. Thus, prior to November 4, 2015, there was a potential conflict of interest in that our directors and officers had the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. Effective November 4, 2015, the Board established an audit committee (the “Audit Committee”), a compensation committee (the “Compensation Committee”), and a governance and nominating committee (the “Nominating Committee”).

Audit Committee and Audit Committee Financial Expert

On November 4, 2015, the Board established the Audit Committee and approved and adopted a charter (the “Audit Committee Charter”) to govern the Audit Committee. Messrs. Ross and Krueger were appointed to serve on the Audit Committee, with Mr. Ross designated as chairman. Each member of the Audit Committee meets the independence requirements of The NASDAQ Stock Market, LLC and the SEC. The Audit Committee met one time during 2016. In addition to the enumerated responsibilities of the Audit Committee in the Audit Committee Charter, the primary function of the Audit Committee is to assist the Board in its general oversight of our accounting and financial reporting processes, audits of our financial statements, and internal control and audit functions. The Audit Committee Charter can be found online at http://ir.terratechcorp.com/goverance-docs.

Compensation Committee

On November 4, 2015, the Board established the Compensation Committee and approved and adopted a charter (the “Compensation Committee Charter”). Messrs. Ross and Krueger were appointed to serve on the Compensation Committee during 2015, with Mr. Krueger designated as chairman. Each member of the Compensation Committee meets the independence requirements of The NASDAQ Stock Market, LLC and the SEC, is a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act, and is an outside director within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee held one meeting during 2016. In addition to the enumerated responsibilities of the Compensation Committee in the Compensation Committee Charter, the primary function of the Compensation Committee is to oversee the compensation of our executives, produce an annual report on executive compensation for inclusion in our proxy statement, if and when required by applicable laws or regulations, and advise the Board on the adoption of policies that govern our compensation programs. The Compensation Committee Charter may be found online at http://ir.terratechcorp.com/governance-docs.

Governance and Nominating Committee

On November 4, 2015, the Board established the Nominating Committee and approved and adopted a charter (the “Nominating Committee Charter”). Messrs. Ross and Krueger were appointed to serve on the Nominating Committee during 2015, with Mr. Ross designated as chairman. Each member of the Nominating Committee meets the independence requirements of The NASDAQ Stock Market, LLC and the SEC. The Nominating Committee held one meeting during 2016. In addition to the enumerated responsibilities of the Nominating Committee in the Nominating Committee Charter, the primary function of the Nominating Committee is to determine the slate of director nominees for election to the Board, to identify and recommend candidates to fill vacancies occurring between annual stockholder meetings, to review our policies and programs that relate to matters of corporate responsibility, including public issues of significance to us and our stockholders, and any other related matters required by federal securities laws. The charter of the Nominating and Corporate Governance Committee may be found online at http://ir.terratechcorp.com/governance-docs.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our Board of Directors and the Board of Directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information relating to compensation for the Company’s Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and individuals serving as our principal executive officer or acting in a similar capacity (collectively, the “Named Executive Officers”) for the fiscal years ended December 31, 2016, 2015 and 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(5)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)(6)	Total ($)

Derek Peterson (1)	2016	$78,000	$100,000	$–	$31,252	$–	$–	$6,000	$215,252
President, Chief	2015	$78,000	$–	$46,750	$–	$–	$–	$6,000	$130,750
Executive Officer, and	2014	$201,000	$–	$311,765	$–	$–	$–	$6,000	$518,765
Chairman of the Board

Michael Nahass (2)	2016	$150,000	$115,000	$–	$25,570	$–	$–	$6,000	$296,570
Secretary, Treasurer	2015	$126,250	$–	$38,250	$–	$–	$–	$6,000	$170,500
and Director	2014	$210,000	$–	$1,056,415	$–	$–	$–	$6,000	$1,272,415

Kenneth Vande Vrede (3)	2016	$140,000	$100,000	$–	$24,149	$–	$–	$6,000	$270,149
Chief Operating Officer	2015	$124,167	$–	$36,125	$–	$–	$–	$6,000	$166,292
and Director	2014	$110,000	$100,000	$235,555	$–	$–	$–	$2,500	$448,055

Michael James (4)	2016	$150,000	$110,000	$715,038	$25,570	$–	$–	$6,000	$1,006,608
Chief Financial Officer	2015	$126,250	$–	$404,380	$–	$–	$–	$6,000	$536,630
	2014	$132,500	$–	$549,481	$–	$–	$–	$6,000	$687,981

__________

(1)	Appointed President, Chief Executive Officer, and Chairman of the Board on February 9, 2012.
(2)	Appointed director on January 26, 2012. Appointed Secretary and Treasurer on July 20, 2015. Served as President, Secretary, and Treasurer from January 26, 2012 until February 9, 2012.
(3)	Appointed Chief Operating Officer and director on February 25, 2013.
(4)	Appointed Chief Financial Officer on February 9, 2012.
(5)	For valuation purposes, the dollar amount shown represents the aggregate award date fair value of awards made in fiscal 2016, 2015 and 2014 computed in accordance with FASB ASC Topic 718, “Stock Compensation”. The fair value is calculated based on the closing price of the Common Stock on the grant dates. The number of shares granted, the grant date, and the market price of such shares for each Named Executive Officer is set forth below.
(6)	The amounts disclosed represent a car allowance of $500 per month.

Narrative Disclosure to Summary Compensation Table

The following is a narrative discussion of the information that we believe is necessary to understand the information disclosed in the foregoing Summary Compensation Table with respect to fiscal 2016, 2015 and 2014.

We did not have a stock option plan or an incentive plan that provides compensation intending to serve as an incentive for performance during 2015. In January 2016, we adopted the Plan.

Derek Peterson

Mr. Peterson earned total cash compensation for his services to us in fiscal 2016, 2015 and 2014 in the amounts of $178,000, $78,000 and $201,000, respectively, which represent his annual base salary for fiscal 2016, 2015 and 2014, and bonuses in the amounts of $100,000, $0 and $0 for fiscal 2016, 2015 and 2014, respectively. The base salary paid to Mr. Peterson for fiscal 2016, 2015 and 2014 constituted approximately 36.24%, 59.66% and 38.75%, respectively, of the total compensation paid to Mr. Peterson as set forth in the “Total” column in the Summary Compensation Table.

On January 8, 2016, we granted Mr. Peterson a ten-year option to acquire 1,100,000 shares of Common Stock at $0.09 per share. The option is in consideration of the services to be rendered, which shall vest and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100%) vested. As of December 31, 2016, the option was one-third (1/3) vested.

On July 21, 2015, we issued to Mr. Peterson 550,000 shares of Common Stock. The price per share was $0.085, as reported on the OTC Market Group, Inc.’s OTCQB tier on July 21, 2015. On July 9, 2014, we issued to Mr. Peterson 588,235 shares of Common Stock. The price per share was $0.53, as reported on the OTC Market Group, Inc.’s OTCQB tier on July 9, 2014.

Mr. Peterson also received $6,000, as set forth in the “All Other Compensation” column, which represents a car allowance of $500 per month, during fiscal 2016, 2015 and 2014.

Michael Nahass

Mr. Nahass earned total cash compensation for his services to us in fiscal 2016, 2015 and 2014 in the amounts of $265,000, $126,250 and $210,000, respectively, which represent his annual base salary for fiscal 2016, 2015 and 2014, and bonuses in the amounts of $115,000, $0 and $0 for fiscal 2016, 2015 and 2014, respectively. The salary paid to Mr. Nahass for fiscal 2016, 2015 and 2014 constituted approximately 50.58%, 74.05% and 16.50%, respectively, of the total compensation paid to Mr. Nahass as set forth in the “Total” column in the Summary Compensation Table.

On January 8, 2016, we granted Mr. Nahass a ten-year option to acquire 900,000 shares of Common Stock at $0.09 per share. The option is in consideration of the services to be rendered, which shall vest and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100%) vested. As of December 31, 2016, the option was one-third (1/3) vested.

On July 21, 2015, we issued to Mr. Nahass 450,000 shares of Common Stock. The price per share was $0.085, as reported on the OTC Market Group, Inc.’s OTCQB tier on July 21, 2015. On July 9, 2014, we issued to Mr. Nahass 490,196 shares of Common Stock. The price per share was $0.53, as reported on the OTC Market Group, Inc.’s OTCQB tier on July 9, 2014. On December 23, 2014, we issued to Mr. Nahass 550,000 shares of Series B Preferred Stock, which is convertible into 2,961,379 shares of Common Stock. We valued the grant of Series B Preferred Stock using the market price of our Common Stock as reported on the OTC Market Group, Inc.’s OTCQB tier on December 23, 2014, which was $0.269 per share of Common Stock.

Mr. Nahass also received $6,000, as set forth in the “All Other Compensation” column, which represents a car allowance of $500 per month, during fiscal 2016, 2015 and 2014.

Kenneth Vande Vrede

Mr. Vande Vrede earned total cash compensation for his services to us in fiscal 2016, 2015 and 2014 in the amounts of $240,000, $124,167 and $210,000, respectively, which represent his annual base salary for fiscal 2016, 2015 and 2014, and bonuses in the amounts of $100,000, $0 and $100,000 for fiscal 2016, 2015 and 2014, respectively. The base salary paid to Mr. Vande Vrede for fiscal 2016, 2015 and 2014 constituted approximately 51.82%, 74.67% and 24.55%, respectively, of the total compensation paid to Mr. Vande Vrede as set forth in the “Total” column in the Summary Compensation Table.

On January 8, 2016, we granted Mr. Vande Vrede a ten-year option to acquire 850,000 shares of Common Stock at $0.09 per share. The option is in consideration of the services to be rendered, which shall vest and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100%) vested. As of December 31, 2016, the option was one-third (1/3) vested.

On July 21, 2015, we issued to Mr. Vande Vrede 425,000 shares of Common Stock. The price per share was $0.085, as reported on the OTC Market Group, Inc.’s OTCQB tier on July 21, 2015. On July 9, 2014, we issued to Mr. Vande Vrede 444,444 shares of Common Stock. The price per share was $0.53, as reported on the OTC Market Group, Inc.’s OTCQB tier on July 9, 2014.

Mr. Vande Vrede also received $6,000 in fiscal 2016 and 2015 and $2,500 in fiscal 2014, as set forth in the “All Other Compensation” column, which represents a car allowance of $500 per month for the twelve months in fiscal 2016 and 2015 and five months in fiscal 2014.

Michael James

Mr. James earned total cash compensation for his services to us in fiscal 2016, 2015 and 2014 in the amounts of $260,000, $126,250 and $132,500, respectively, which represent his annual base salary for fiscal 2016, 2015 and 2014, and bonuses in the amounts of $110,000, $0 and $0 for fiscal 2016, 2015 and 2014, respectively. The base salary paid to Mr. James for fiscal 2016, 2015 and 2014 constituted approximately 14.90%, 23.53% and 19.26%, respectively, of the total compensation paid to Mr. James as set forth in the “Total” column in the Summary Compensation Table.

On January 8, 2016, we granted Mr. James a ten-year option to acquire 900,000 shares of Common Stock at $0.09 per share. The option is in consideration of the services to be rendered, which shall vest and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100%) vested. As of December 31, 2016, the option was one-third (1/3) vested.

On September 23, 2016, we also issued to Mr. James 151,162 shares of Series B Preferred Stock and 134 shares of Series Z Preferred Stock, which both are convertible into 2,153,730 shares of Common Stock. We valued the grant of Series B Preferred Stock and Series Z Preferred Stock using the market price of our Common Stock as reported on the OTC Market Group, Inc.’s OTCQX tier on September 23, 2016, which was $0.332 per share of Common Stock. On July 21, 2015, we issued to Mr. James 450,000 shares of Common Stock. The price per share was $0.085, as reported on the OTC Market Group, Inc.’s OTCQB tier on July 21, 2015. On July 21, 2015, we also issued to Mr. James 800,000 shares of Series B Preferred Stock, which is convertible into 4,307,460 shares of Common Stock. We valued the grant of Series B Preferred Stock using the market price of our Common Stock as reported on the OTC Market Group, Inc.’s OTCQB tier on July 21, 2015, which was $0.085 per share of Common Stock. On July 9, 2014, we issued to Mr. James 490,196 shares of Common Stock. The price per share was $0.53, as reported on the OTC Market Group, Inc.’s OTCQB tier on July 9, 2014. On December 23, 2014, we issued to Mr. James 200,000 shares of Series B Preferred Stock, which is convertible into 1,076,865 shares of Common Stock. We valued the grant of Series B Preferred Stock using the market price of our Common Stock as reported on the OTC Market Group, Inc.’s OTCQB tier on December 23, 2014, which was $0.269 per share of Common Stock.

Mr. James also received $6,000, as set forth in the “All Other Compensation” column, which represents a car allowance of $500 per month, during fiscal 2016, 2015 and 2014.

Outstanding Equity Awards

On January 8, 2016, we granted certain Directors, Officers and Employees ten-year options to acquire 6,700,000 shares of the Common Stock at $0.09 per share. The options are in consideration of the services to be rendered, which shall vest and become exercisable with respect to one-twelfth (1/12) each quarter until the options are one hundred percent (100%) vested. As of December 31, 2016, the options were one-third (1/3) vested. We had no outstanding equity awards as of the fiscal years ended December 31, 2015 or 2014.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

As of the date hereof, we have not entered into any employment agreements with any of our Named Executive Officers.

Director Compensation

The following table sets forth director compensation for the year ended December 31, 2016:

Name(1)	Fees Earned Paid in Cash ($)	Stock Awards ($)(7)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Amy Almsteier (2)	$97,000	$–	$–	$–	$–	$–	$97,000
Kenneth P. Krueger (3)	$–	$60,550	$–	$–	$–	$–	$60,550
Steven Ross (4)	$58,331	$273,874	$22,729	$–	$–	$–	$354,934
Steven Vande Vrede (5)	$135,000	$–	$24,149	$–	$–	$–	$159,149
Michael Vande Verde (6)	$94,998	$–	$24,149	$–	$–	$–	$119,147

_____________

(1)	Derek Peterson, Michael Nahass, and Kenneth Vande Vrede are not included in this table as they were executive officers during fiscal 2016, and thus received no compensation for their service as directors. The compensation of Mr. Peterson, Mr. Nahass, and Mr. Vande Vrede as our employees is shown in “Item 11. Executive Compensation – Summary Compensation Table.”
(2)	Appointed Secretary, Treasurer, and a director on February 9, 2012. Served as Secretary and Treasurer until July 20, 2015.
(3)	Appointed as a director on November 2, 2015.
(4)	Appointed as a director on July 23, 2012.
(5)	Appointed as a director on April 24, 2013.
(6)	Appointed as a director on April 24, 2013.
(7)	For valuation purposes, the dollar amount shown represents the aggregate award date fair value of awards made in fiscal 2016 computed in accordance with FASB ASC Topic 718, Stock Compensation. The fair value is calculated based on the closing price of the Common Stock on the grant dates. The number of shares granted, the grant date, and the market price of such shares for each director is set forth below.

Narrative to Director Compensation Table

The following is a narrative discussion of the material information that we believe is necessary to understand the information disclosed in the previous table. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Amy Almsteier

Ms. Almsteier earned total cash compensation for her services to us in fiscal 2016 in the amount of $97,000, which represents her annual base salary for fiscal 2016 in connection with her services and base fees in connection with her service as a director. This base amount paid to Ms. Almsteier for fiscal 2016 constituted 100.00% of the total amount paid to Ms. Almsteier as set forth in the “Total” column in the Summary Compensation Table.

Kenneth P. Krueger

Mr. Krueger did not earn any cash fees for his services as a director during fiscal 2016. On January 13, 2016, we issued to Mr. Krueger 350,000 shares of Common Stock. The price per share was $0.173, as reported on the OTC Market Group, Inc.’s OTCQX tier on January 13, 2016.

Steven J. Ross

Mr. Ross earned cash fees for his services as a director in fiscal 2016 in the amount of $58,331. On November 10, 2016, we issued to Mr. Ross 720,721 shares of Common Stock. The price per share was $0.380, as reported on the OTC Market Group, Inc.’s OTCQX tier on November 10, 2016.

On January 8, 2016, we granted Mr. Ross a ten-year option to acquire 800,000 shares of Common Stock at $0.09 per share. The option is in consideration of the services to be rendered, which shall vest and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100%) vested. As of December 31, 2016, the option was one-third (1/3) vested.

Steven Vande Vrede

Mr. Vande Vrede earned total cash fees for his services to us in fiscal 2016 in the amount of $135,000, which represents his annual base fees for fiscal 2016. The base fees paid to Mr. Vande Vrede for fiscal 2016 constituted approximately 84.83% of the total compensation paid to Mr. Vande Vrede as set forth in the “Total” column in the Summary Compensation Table.

On January 8, 2016, we granted Mr. Vande Vrede a ten-year option to acquire 850,000 shares of Common Stock at $0.09 per share. The option is in consideration of the services to be rendered, which shall vest and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100%) vested. As of December 31, 2016, the option was one-third (1/3) vested.

Michael Vande Vrede

Mr. Vande Vrede earned total cash fees for his services to us in fiscal 2016 in the amount of $94,998, which represents his annual base fees for fiscal 2016. The base fees paid to Mr. Vande Vrede for fiscal 2016 constituted approximately 79.73% of the total compensation paid to Mr. Vande Vrede as set forth in the “Total” column in the Summary Compensation Table.

On January 8, 2016, we granted Mr. Vande Vrede a ten-year option to acquire 850,000 shares of Common Stock at $0.09 per share. The option is in consideration of the services to be rendered, which shall vest and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100%) vested. As of December 31, 2016, the option was one-third (1/3) vested.

Risk Assessment in Compensation Programs

During fiscal 2016 and 2015, we paid compensation to our employees, including executive and non-executive officers. Due to the size and scope of our business, and the amount of compensation, we did not have any employee compensation policies and programs to review to determine whether our policies and programs create risks that are reasonably likely to have a material adverse effect on us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

On January 12, 2016, we adopted the 2016 Equity Incentive Plan (the “Plan”), and our stockholders approved the Plan at our annual meeting of stockholders that was held on September 26, 2016. Pursuant to the terms of the Plan, the maximum number of shares of Common Stock available for the grant of awards under the Plan shall not exceed 30,000,000. The Company granted ten-year options to directors, officers, and employees, pursuant to which such individuals are entitled to exercise options to purchase an aggregate of up to 6.7 million shares of Common Stock. The options have an exercise price of $0.09 per share, and vest quarterly over a three-year period.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 24, 2017 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors, nominees for director and executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of 2040 Main Street, Suite 225, Irvine, California 92614.

In computing the number and percentage of shares beneficially owned by each person, we include any shares of Common Stock that could be acquired within 60 days of March 24, 2017 by the conversion or exercise of shares of Series A Preferred Stock, Series B Preferred Stock, or option awards. These shares, however, are not counted in computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Common Stock(1)

Derek Peterson	Common Stock	18,619,734	(2)	3.15%
Amy Almsteier	Common Stock	19,495,042	(3)	3.30%
Michael A. Nahass	Common Stock	38,670,572	(4)	6.33%
Kenneth Vande Vrede	Common Stock	10,180,537	(5)	1.74%
Michael James	Common Stock	11,343,651	(6)	1.94%
Michael Vande Vrede	Common Stock	10,484,836	(7)	1.79%
Steven Vande Vrede	Common Stock	10,411,787	(7)	1.78%
Steven Ross	Common Stock	1,733,333	(8)	*
Kenneth P. Krueger	Common Stock	300,000		*
All Directors and Executive Officers as a Group (9 persons)		121,239,492		20.03%

____________

*	Represents beneficial ownership of less than one percent of the outstanding shares of our Common Stock.
(1)	As of March 24, 2017, we had a total of 574,303,117 shares of Common Stock issued and outstanding.
(2)	Includes 17,204,195 shares of Common Stock with respect to which Mr. Peterson has the right to acquire. Mr. Peterson owns Series A Preferred Stock, which is currently convertible into 50 shares of Common Stock, and Series B Preferred Stock, which is currently convertible into 16,745,812 shares of Common Stock, and 458,333 vested options to acquire Common Stock. Mr. Peterson disclaims any beneficial ownership interest in the shares of Common Stock and Series B Preferred Stock held by his spouse, Amy Almsteier.
(3)	Includes 16,018,368 shares of Common Stock with respect to which Ms. Almsteier has the right to acquire. Ms. Almsteier owns Series B Preferred Stock, which is currently convertible into 16,018,368 shares of Common Stock. Ms. Almsteier disclaims any beneficial ownership interest in the shares of Common Stock, Series A Preferred Stock, Series B Preferred Stock, and Options to acquire Common Stock held by her spouse, Derek Peterson.
(4)	Includes 35,994,776 shares of Common Stock, which are issuable upon conversion of Series B Preferred Stock, and 375,000 shares of Common Stock underlying vested options.
(5)	Includes 9,827,938 shares of Common Stock with respect to which Mr. Vande Vrede has the right to acquire. Mr. Vande Vrede owns Series A Preferred Stock, which is currently convertible into 50 shares of Common Stock, and Series B Preferred Stock, which is currently convertible into 9,473,721 shares of Common Stock, and 354,167 shares of Common Stock underlying vested options.
(6)	Includes 10,768,651 shares of Common Stock, which are issuable upon conversion of Series B Preferred Stock, and 375,000 shares of Common Stock underlying vested options.
(7)	Includes 9,473,721 shares of Common Stock, which are issuable upon conversion of Series B Preferred Stock, and 354,167 shares of Common Stock underlying vested options.
(8)	Includes 333,333 shares of Common Stock underlying vested options.

The following table sets forth certain information as of March 24, 2017 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Series A Preferred Stock; (2) each of our directors, nominees for director and executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of 2040 Main Street, Suite 225, Irvine, California 92614.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Series A Preferred Stock (1)

Derek Peterson	Series A Preferred Stock	50	50%
Amy Almsteier	Series A Preferred Stock	–	–
Michael A. Nahass	Series A Preferred Stock	–	–
Kenneth Vande Vrede	Series A Preferred Stock	50	50%
Michael James	Series A Preferred Stock	–	–
Michael Vande Vrede	Series A Preferred Stock	–	–
Steven Vande Vrede	Series A Preferred Stock	–	–
Steven Ross	Series A Preferred Stock	–	–
Kenneth P. Krueger	Series A Preferred Stock	–	–
All Directors and Executive Officers as a Group (9 persons)		100	100%

____________

(1)	As of March 24, 2017, we had a total of 100 shares of Series A Preferred Stock issued and outstanding.

The following table sets forth certain information as of March 24, 2017 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Series B Preferred Stock; (2) each of our directors, nominees for director and executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of 2040 Main Street, Suite 225, Irvine, California 92614.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Series B Preferred Stock (1)

Derek Peterson	Series B Preferred Stock	3,110,104		8.31%
Amy Almsteier	Series B Preferred Stock	2,975,000		7.95%
Michael A. Nahass	Series B Preferred Stock	6,685,104		17.86%
Kenneth Vande Vrede	Series B Preferred Stock	1,759,500		4.70%
Michael James	Series B Preferred Stock	2,000,000		5.34%
Michael Vande Vrede	Series B Preferred Stock	1,759,500		4.70%
Steven Vande Vrede	Series B Preferred Stock	1,759,500		4.70%
Steven Ross	Series B Preferred Stock	–		–
Kenneth P. Krueger	Series B Preferred Stock	–		–
All Directors and Executive Officers as a Group (9 persons)		20,048,708		53.56%
Salwa Ibrahim	Series B Preferred Stock	8,977,108	(2)(3)	23.99%
Martin Kaufman	Series B Preferred Stock	6,528,637	(4)(5)	17.44%

____________

(1)	As of March 24, 2017, we had a total of 37,425,953 shares of Series B Preferred Stock issued and outstanding.
(2)	Ms. Ibrahim disclaims any beneficial ownership interest in the shares of Series B Preferred Stock held by her spouse, Mr. Kaufman.
(3)	The business address of Ms. Ibrahim is in care of Black Oak Gallery at the address of 578 West Grand Avenue, Oakland, California 94612.
(4)	Mr. Kaufman disclaims any beneficial ownership interest in the shares of Series B Preferred Stock held by his spouse, Ms. Ibrahim.
(5)	The address for Mr. Kaufman is 2701 Telegraph Avenue, Suite 200, Oakland, California 94612.

There are no arrangements known to us that might, at a subsequent date, result in a change-in-control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Except as described below, during the past fiscal year, there have been no transactions, whether directly or indirectly, between us and any of our respective officers, directors, beneficial owners of more than 5% of our outstanding Common Stock or their family members, that exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last completed fiscal year.

During the three months ended March 31, 2016, our subsidiary, IVXX, purchased raw materials totaling $16,076 from Black Oak, an entity in which the Company’s Chief Executive Officer then-held an ownership interest of 12% prior to the acquisition. On April 1, 2016, we acquired Black Oak and it became a wholly-owned subsidiary of the Company. There was no accounts receivable balance from Black Oak as of March 31, 2016.

Prior to the acquisition of Black Oak, IVXX had historically not been charged any rent for use of the space where its extraction lab is located.

We lease the land in Belvidere, New Jersey, on which Edible Garden’s greenhouse structure is situated. The land is being leased from Whitetown Realty, LLC, an entity in which David Vande Vrede and Greda Vande Vrede own interests. David Vande Vrede and Greda Vande Vrede are the parents of three of our directors, Kenneth Vande Vrede, Michael Vande Vrede, and Steven Vande Vrede. The lease commenced on January 1, 2014 and expires December 31, 2029. The current monthly lease amount is $14,423 and increases 1.5% each calendar year.

Pursuant to an Independent Director Agreement dated June 9, 2016 by and between us and Steven J. Ross, we agreed to pay Mr. Ross $8,333 per month for a period of one year. We also issued to Mr. Ross an aggregate of 720,721 restricted shares of Common Stock, of which all of the shares vested on the date of appointment.

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

Pursuant to the Krueger Independent Director Agreement, we issued to Mr. Krueger an aggregate of 350,000 restricted shares of our Common Stock that were fully vested on the date of appointment. The value of the 350,000 shares of Common Stock was equal to approximately $60,550.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees paid or to be paid for professional audit services rendered by Macias Gini O’Connell (“MGO”) for the audit of our annual financial statements for the year ended December 31, 2016 and fees billed for other services rendered by MGO:

	Year Ended December 31,
	2016	2015

Audit Fees (1)	$370,000	$–
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–

Total All Fees	$370,000	$–

____________

(1)	Audit Fees consisted of fees billed for professional services rendered for the audit of the Company’s annual financial statements.

The following table presents fees paid or to be paid for professional audit services rendered by Tarvaran, Askelson & Company (“TAC”) for the audit of our annual financial statements for the year ended December 31, 2015, review of the financial statements for the first three quarters of 2016 and fees billed for other services rendered by TAC:

	Year Ended December 31,
	2016	2015

Audit Fees (1)	$155,270	$112,663
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–

Total All Fees	$155,270	$112,663

____________

(1)	Audit Fees consisted of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports, and review of other documents filed with the SEC within those fiscal years.

Prior to November 4, 2015, we did not have an audit committee to oversee the external audit process, which includes approving engagement letters, estimated fees and solely pre-approving all permitted audit and non-audit work performed by TAC, and, thus, prior to such date, the entire Board oversaw this process. The Board, or the Audit Committee, as applicable, pre-approved all fees for audit and non-audit work performed during fiscal 2016 and 2015.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements – See Index on page F-1

Report of Independent Registered Public Accounting Firm - Macias Gini & O’Connell LLP

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting – Macias Gini & O’Connell LLP

Report of Independent Registered Public Accounting Firm - Tarvaran, Askelson & Company

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements

(b)	The following exhibits are filed herewith as a part of this report:

Exhibit	Description

2.1

Agreement and Plan of Merger dated February 9, 2012, by and among Terra Tech Corp., a Nevada corporation, TT Acquisitions, Inc., a Nevada corporation, and GrowOp Technology Ltd., a Nevada corporation (1)

2.2	Articles of Merger (1)
2.3

Share Exchange Agreement, dated April 24, 2013, by and among the Terra Tech Corp., a Nevada corporation, Edible Garden Corp., a Nevada corporation, and the holders of common stock of Edible Garden Corp. (2)

2.4	Form of Articles of Share Exchange (2)
2.5

Agreement and Plan of Merger, dated December 23, 2015, by and among Terra Tech Corp., a Nevada corporation, Generic Merger Sub, Inc., a California corporation, and Black Oak Gallery, a California corporation (3)

2.6

First Amendment to Agreement and Plan of Merger, dated February 29, 2016, by and among Terra Tech Corp., a Nevada corporation, Generic Merger Sub, Inc., a California corporation, and Black Oak Gallery, a California corporation (3)

2.7	Form of Agreement of Merger, dated March 31, 2016, by and among Generic Merger Sub, Inc., a California corporation and Black Oak Gallery, a California corporation (3)
3.1	Articles of Incorporation dated July 22, 2008 (4)
3.2	Certificate of Amendment dated July 8, 2011 (5)
3.3	Certificate of Change dated July 8, 2011 (5)
3.4	Certificate of Amendment dated January 27, 2012 (1)
3.5	Bylaws (4)
3.6	Form of Amended and Restated Articles of Incorporation of Black Oak Gallery, a California corporation (3)
3.7	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock, dated September 27, 2016 (6)
3.8	Certificate of Amendment to Articles of Incorporation, Dated September 27, 2016 (6)
3.9	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock, dated October 3, 2016 (7)
3.10	Certificate of Withdrawal of Certificate of Designation of Series G Preferred Stock, dated October 4, 2016 (7)
3.11	Certificate of Withdrawal of Certificate of Designation of Series N Preferred Stock, dated October 4, 2016 (7)
3.12	Certificate of Withdrawal of Certificate of Designation of Series Q Preferred Stock, dated October 4, 2016 (7)
3.13	Certificate of Withdrawal of Certificate of Designation of Series Z Preferred Stock, dated October 4, 2016 (7)
4.1	Certificate of Designation for Series A Preferred Stock (8)
4.2	Amended and Restated Certificate of Designation for Series B Preferred Stock (3)
4.3	Form of Common Stock Purchase Warrant (9)
4.4	Certificate of Designation for Series Q Preferred Stock (3)
4.5	Certificate of Designation for Series Z Preferred Stock (3)
4.6	Certificate of Designation for Series G Preferred Stock (10)
4.7	Certificate of Designation for Series N Preferred Stock (10)

Exhibit	Description

4.8	Form of 12% Senior Secured Convertible Promissory Note (11)
4.9	Form of Common Stock Purchase Warrant (11)
4.10	Form of 12% Senior Convertible Promissory Note (7)
4.11	Form of 12% Senior Convertible Promissory Note (12)
4.12	Form of 12% Senior Convertible Promissory Note (13)
10.1	Letter agreement dated May 7, 2013, by and between Edible Garden Corp. and Gro-Rite Inc. (14)
10.2	Letter agreement dated May 7, 2013, by and between Edible Garden Corp. and NB Plants LLC (14)
10.3

Letter Agreement dated December 2, 2013, by and between Edible Garden Corp. and Heartland Growers Inc. (certain portions of this exhibit have been omitted based upon a request for confidential treatment) (5)

10.4	Form of Independent Director Agreement (15)
10.5	Form of Indemnification Agreement (15)
10.6	Form of Securities Purchase Agreement dated December 13, 2015, by and among Terra Tech Corp. and purchasers identified on the signature pages thereto (3)
10.7	2016 Equity Incentive Plan (3)
10.8	Form of Escrow Agreement dated March 31, 2016, by and among Terra Tech Corp., a Nevada corporation, Black Oak Gallery, a California corporation, and the “Shareholder Representative” (3)
10.9	Lease dated January 1, 2015, by and between Whitetown Realty, LLC and Edible Garden Corp. (3)
10.10	Guaranty dated January 1, 2015, by Terra Tech Corp. in favor of Whitetown Realty, LLC (3)
10.11	Sublease dated March 29, 2016, by and between Black Oak Gallery and CCIG Properties, LLC, dated March 29, 2016 (16)
10.12	Agreement of Merger dated March 31, 2016, by and between Generic Merger Sub, Inc. and Black Oak Gallery (10)
10.13	Operations and Asset Management Agreement dated March 31, 2016, by and among Platinum Standard, LLC, Black Oak Gallery, and Terra Tech Corp. (10)
10.14	Form of Demand Promissory Note, dated March 31, 2016, with Dominion Capital LLC (10)
10.15	Form of Demand Promissory Note, dated April 29, 2016, with Dominion Capital LLC (10)
10.16	Form of Securities Purchase Agreement, dated as of May 27, 2016, by and among Terra Tech Corp. and the purchasers to be identified on the signature pages thereto (11)
10.17	Form of Subsidiary Guarantee, dated as of May 27, 2016 (11)
10.18	Form of Security Agreement, dated as of May 27, 2016 (11)
10.19	Form of Intellectual Property Security Agreement, dated as of May 27, 2016 (1)
10.20	Form of Securities Purchase Agreement, dated as of September 30, 2016 (7)
10.21	Form of Securities Purchase Agreement, dated as of October 28, 2016 (12)
10.22	Form of Investment Agreement, dated as of November 28, 2016 (17)
10.23	Amendment to 12% Convertible Promissory Note, dated as of December 13, 2016 (18)
10.24	Form of Securities Purchase Agreement, dated as of December 16, 2016 (13)
14.1	Code of Ethics (18)
21.1	List of Subsidiaries *
24	Power of Attorney (set forth on the signature page of this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 *

Exhibit	Description

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code *

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Presentation Linkbase Document *

_________________

(1)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on February 10, 2012.
(2)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on May 6, 2013.
(3)	Incorporated by reference to Annual Report on Form 10-K filed with the SEC on March 29, 2016
(4)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-156421), filed with the SEC on December 23, 2008.
(5)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-191954), filed with the SEC on December 5, 2013.
(6)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on September 28, 2016
(7)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on October 7, 2016
(8)	Incorporated by reference to Amendment No. 3 to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on April 19, 2012.
(9)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on March 2, 2015.
(10)	Incorporated by reference to Quarterly Report on Form 10-Q filed with the SEC on May 12, 2016
(11)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on June 1, 2016
(12)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on October 28, 2016
(13)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on December 20, 2016
(14)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on May 28, 2013.
(15)	Incorporated by reference to Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015.
(16)	Incorporated by reference to Current Report on Form 8-K/A filed with the SEC on April 5, 2016
(17)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on November 28, 2016
(18)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on December 14, 2016
(19)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on November 5, 2015.
*	filed herewith

TERRA TECH CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Terra Tech Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Terra Tech Corp. and subsidiaries (Terra Tech) as of December 31, 2016, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2016. Terra Tech’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Terra Tech as of and for the years ended December 31, 2015 and 2014, were audited by other auditors whose report dated March 29, 2016, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Terra Tech as of December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Terra Tech’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2017, expressed an adverse opinion.

/s/ Macias, Gini & O’Connell LLP

Macias, Gini & O’Connell LLP

Sacramento, California

March 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and
Stockholders of Terra Tech Corp.

We have audited Terra Tech Corp. and subsidiaries’ (the Corporation) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Black Oak Gallery (Black Oak), which was acquired on April 1, 2016, and which is included in the consolidated balance sheet of the Corporation as of December 31, 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Black Oak constituted 40% and 2% of revenues and net income (loss), respectively, for the year ended December 31 2016. Management did not assess the effectiveness of internal control over financial reporting of Black Oak because of the timing of the acquisition which was completed on April 1, 2016. Our audit of internal control over financial reporting of the Corporation also did not include an evaluation of the internal control over financial reporting of Black Oak.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

Risk Assessment:

•	an ineffective risk assessment, resulting from the lack of a formal process to identify, update and assess risks;

Control Environment:

•	an ineffective control environment as evidence by a lack of majority independent board members and an insufficient number of personnel to adequately exercise appropriate oversight of accounting judgments and estimates.

Control Activities:

•	control activities that were not designed or operated effectively to identify and address all likely sources of material misstatements; nor were there management review controls that were sufficient or in place to identify all potential accounting errors.

Information and Communications:

•	Ineffective Information technology controls related to access rights for certain financial spreadsheets and disaster recovery controls in place to ensure the completeness of financial information relating revenues and inventory.

Monitoring:

•	Ineffective monitoring controls related to the financial close and reporting process and ineffective review and mediation of control deficiencies.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated March 31, 2017, on those financial statements.

In our opinion, Terra Tech Corp. and subsidiaries did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s consolidated financial statements as of and for the year ended December 31, 2016, and our report dated March 31, 2017, expressed an unqualified opinion.

/s/ Macias, Gini & O’Connell LLP

Macias, Gini & O’Connell LLP

Sacramento, California

March 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Terra Tech Corp.

Newport Beach, California

We have audited the accompanying consolidated balance sheets of Terra Tech Corp. as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. Terra Tech Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

Dana Point, California

March 29, 2016

TERRA TECH CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015

ASSETS

Current Assets:
Cash	$9,749,572	$418,082
Accounts Receivable, Net	747,792	741,844
Inventory	1,909,330	949,448
Prepaid Expenses	704,721	147,230
Total Current Assets	13,111,415	2,256,604

Property, Equipment and Leasehold Improvements, Net	10,464,764	6,694,975
Intangible Assets, Net	23,627,098	118,932
Goodwill	28,921,260	–
Deposits	54,193	94,528
TOTAL ASSETS	$76,178,730	$9,165,039

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Current Liabilities:
Accounts Payable and Accrued Expenses	$2,417,400	$1,119,459
Derivative Liability	6,987,000	743,400
Short-Term Debt	564,324	917,363
Income Taxes Payable	615,830	–
Contingent Consideration	12,085,859	–

Total Current Liabilities	22,670,413	2,780,222

Long-Term Liabilities:
Long-Term Debt	1,354,352	–
Deferred Tax Liability, Net	–	44,000

Total Long-Term Liabilities	1,354,352	44,000

Total Liabilities	24,024,765	2,824,222

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock, Convertible Series A, Par Value $0.001: 100 Shares Authorized as of December 31, 2016 and 2015; 100 Shares Issued and Outstanding as of December 31, 2016; 100 Shares Issued and Outstanding as of December 31, 2015	–	–
Preferred Stock, Convertible Series B, Par Value $0.001: 49,999,900 Shares Authorized as of December 31, 2016; 24,999,900 Shares Authorized as of December 31, 2015; 36,825,953 Shares Issued and Outstanding as of December 31, 2016; 16,300,000 Shares Issued and Outstanding as of December 31, 2015	36,826	16,300
Common Stock, Par Value $0.001: 990,000,000 Shares Authorized as of December 31, 2016; 350,000,000 Shares Authorized as of December 31, 2015; 553,863,812 Shares Issued and Outstanding as of December 31, 2016; 303,023,744 Shares Issued and Outstanding as of December 31, 2015	553,864	303,024
Additional Paid-In Capital	124,915,182	51,843,071
Accumulated Deficit	(72,870,999)	(45,952,109)

Total Terra Tech Corp. Stockholders’ Equity	52,634,873	6,210,286
Non-Controlling Interest	(480,908)	130,531

Total Stockholders’ Equity	52,153,965	6,340,817

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,178,730	$9,165,039

The accompanying notes are an integral part of the consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014

Total Revenues	$25,327,763	$9,975,346	$7,094,270
Cost of Goods Sold	22,755,080	8,958,475	6,941,278

Gross Profit	2,572,683	1,016,871	152,992

Selling, General and Administrative Expenses	20,720,534	9,833,646	18,341,247

Loss from Operations	(18,147,851)	(8,816,775)	(18,188,255)

Other Income (Expense):
Amortization of Debt Discount	(1,414,202)	(696,180)	–
Loss on Extinguishment of Debt	(5,382,813)	(619,444)	–
Loss from Derivatives Issued with Debt Greater Than Debt Carrying Value	(1,487,500)	(561,000)	(4,808,000)
Gain (Loss) on Fair Market Valuation of Derivatives	(1,844,500)	1,800,100	1,912,037
Interest Expense	(377,349)	(469,576)	(1,096,324)
Gain on Fair Market Valuation of Contingent Consideration	668,694	–	–

Total Other Income (Expense)	(9,837,670)	(546,100)	(3,992,287)

Loss Before Provision for Income Taxes	(27,985,521)	(9,362,875)	(22,180,542)
Provision for Income Taxes	–	44,000	–

Net Loss	(27,985,521)	(9,406,875)	(22,180,542)
Net Loss Attributable to Non-Controlling Interest	1,066,631	181,295	291,330

NET LOSS ATTRIBUTABLE TO TERRA TECH CORP.	$(26,918,890)	$(9,225,580)	$(21,889,212)

Net Loss Per Common Share Attributable to Terra Tech Corp. Common Stockholders – Basic and Diluted	$(0.07)	$(0.04)	$(0.13)

Weighted-Average Number of Common Shares Outstanding – Basic and Diluted	389,359,598	240,194,811	174,297,430

The accompanying notes are an integral part of the consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Preferred Stock
	Convertible Series A		Convertible Series B		Convertible Series Q		Convertible Series Z		Common Stock		Additional Paid-In	Accumu- lated	Non- Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

BALANCE AT JANUARY 1, 2014	100	$–	14,750,000	$14,750	–	$–	–	$–	146,806,928	$146,808	$14,759,246	$(14,837,317)	$–	$83,487

Sale of Common Stock	–	–	–	–	–	–	–	–	6,600,000	6,600	4,008,319	–	–	4,014,919
Proceeds from Issuance of Common Stock from the Exercise of Warrants	–	–	–	–	–	–	–	–	4,613,362	4,614	288,806	–	–	293,420
Issuance of Warrants	–	–	–	–	–	–	–	–	–	–	5,038,986	–	–	5,038,986
Issuance of Common Stock for Services	–	–	–	–	–	–	–	–	6,973,414	6,973	3,707,580	–	–	3,714,553
Issuance of Common Stock for Debt and Interest Expense	–	–	–	–	–	–	–	–	26,097,816	26,097	7,191,291	–	–	7,217,388
Short Swing Profit Payment	–	–	–	–	–	–	–	–	–	–	67,100	–	–	67,100
Common Stock Retired	–	–	–	–	–	–	–	–	(740,000)	(740)	740	–	–	–
Issuance of Common Stock for the Exercise of Cashless Warrants	–	–	–	–	–	–	–	–	3,003,335	3,003	(3,003)	–	–	–
Issuance of Common Stock for Compensation	–	–	–	–	–	–	–	–	4,178,037	4,178	1,937,182	–	–	1,941,360
Issuance of Preferred Stock for Compensation	–	–	750,000	750	–	–	–	–	–	–	1,085,537	–	–	1,086,287
Net Loss Attributable to Non-Controlling Interest	–	–	–	–	–	–	–	–	–	–	–	–	(291,330)	(291,330)
Net Loss Attributable to Terra Tech Corp.	–	–	–	–	–	–	–	–	–	–	–	(21,889,212)	–	(21,889,212)

BALANCE AT DECEMBER 31, 2014	100	$–	15,500,000	$15,500	–	$–	–	$–	197,532,892	$197,533	$38,081,784	$(36,726,529)	$(291,330)	$1,276,958

BALANCE AT JANUARY 1, 2015	100	$–	15,500,000	$15,500	–	$–	–	$–	197,532,892	$197,533	$38,081,784	$(36,726,529)	$(291,330)	$1,276,958

Sale of Common Stock	–	–	–	–	–	–	–	–	34,301,796	34,302	3,941,586	–	–	3,975,888
Issuance of Warrants	–	–	–	–	–	–	–	–	–	–	1,148,069	–	–	1,148,069
Issuance of Common Stock for Services	–	–	–	–	–	–	–	–	10,843,526	10,843	999,269	–	–	1,010,112
Issuance of Common Stock for Debt and Interest Expense	–	–	–	–	–	–	–	–	56,645,530	56,646	6,996,232	–	–	7,052,878
Issuance of Common Stock for Compensation	–	–	–	–	–	–	–	–	3,700,000	3,700	310,800	–	–	314,500
Issuance of Preferred Stock for Compensation	–	–	800,000	800	–	–	–	–	–	–	365,331	–	–	366,131
Net Loss Attributable to Non-Controlling Interest	–	–	–	–	–	–	–	–	–	–	–	–	(181,295)	(181,295)
Cash Contribution from Non-Controlling Interest	–	–	–	–	–	–	–	–	–	–	–	–	603,156	603,156
Net Loss Attributable to Terra Tech Corp.	–	–	–	–	–	–	–	–	–	–	–	(9,225,580)	–	(9,225,580)

BALANCE AT DECEMBER 31, 2015	100	$–	16,300,000	$16,300	–	$–	–	$–	303,023,744	$303,024	$51,843,071	$(45,952,109)	$130,531	$6,340,817

The accompanying notes are an integral part of the consolidated financial statements

TERRA TECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014(Continued)

	Preferred Stock
	Convertible Series A		Convertible Series B		Convertible Series Q		Convertible Series Z		Common Stock		Additional Paid-In	Accumu- lated	Non- Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

BALANCE AT JANUARY 1, 2016	100	$–	16,300,000	$16,300	–	$–	–	$–	303,023,744	$303,024	$51,843,071	$(45,952,109)	$130,531	$6,340,817

Sale of Common Stock	–	–	–	–	–	–	–	–	28,919,227	28,920	4,029,214	–	–	4,058,134
Issuance of Warrants	–	–	–	–	–	–	–	–	–	–	467,066	–	–	467,066
Stock Option Compensation	–	–	–	–	–	–	–	–	–	–	190,355	–	–	190,355
Issuance of Common Stock for Services	–	–	–	–	–	–	–	–	7,415,284	7,415	2,733,070	–	–	2,740,485
Issuance of Common Stock for Debt and Interest Expense	–	–	–	–	–	–	–	–	56,678,708	56,679	20,667,987	–	–	20,724,666
Issuance of Common Stock from the Exercise of Cashless Warrants	–	–	–	–	–	–	–	–	7,307,531	7,308	(7,308)	–	–	–
Exercise of Warrants	–	–	–	–	–	–	–	–	17,045,455	17,044	3,132,956	–	–	3,150,000
Issuance of Common Stock for Intangibles	–	–	–	–	–	–	–	–	172,414	172	99,828	–	–	100,000
Issuance of Common Stock for Compensation	–	–	–	–	–	–	–	–	6,451,702	6,452	2,456,168	–	–	2,462,620
Issuance of Preferred Stock for Compensation	–	–	400,000	400	–	–	–	–	–	–	714,639	–	–	715,039
Purchase of Black Oak Gallery	–	–	8,668,700	8,669	21,378	21	8,166	8	–	–	38,604,389	–	–	38,613,087
Preferred Stock Series Q Converted into Common Stock	–	–	–	–	(21,378)	(21)	–	–	106,890,000	106,890	–	–	–	106,869
Preferred Stock Series Z Converted into Preferred Stock Series B	–	–	15,164,262	15,164	–	–	(8,166)	(8)	–	–	–	–	–	15,156
Preferred Stock Series B Converted into Common Stock	–	–	(2,607,009)	(2,607)	–	–	–	–	14,036,986	14,037	(11,430)	–	–	–
Preferred Stock Series B Converted into Common Stock	–	–	(1,100,000)	(1,100)	–	–	–	–	5,922,761	5,923	(4,823)	–	–	–
Net Loss Attributable to Non-Controlling Interest	–	–	–	–	–	–	–	–	–	–	–	–	(1,066,631)	(1,066,631)
Cash Contribution from Non-Controlling Interest	–	–	–	–	–	–	–	–	–	–	–	–	455,192	455,192
Net Loss Attributable to Terra Tech Corp.	–	–	–	–	–	–	–	–	–	–	–	(26,918,890)	–	(26,918,890)

BALANCE AT DECEMBER 31, 2016	100	$–	36,825,953	$36,826	–	$–	–	$–	553,863,812	$553,864	$124,915,182	$(72,870,999)	$(480,908)	$52,153,965

The accompanying notes are an integral part of the consolidated financial statements

TERRA TECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year Ended December 31,
	2016	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(26,918,890)	$(9,225,580)	$(21,889,212)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Loss (Gain) on Fair Market Valuation of Derivatives	1,844,500	(1,800,100)	(1,912,037)
Gain on Fair Market Valuation of Contingent Consideration	(668,694)	–	-
Loss on Extinguishment of Debt	5,382,813	619,444	–
Amortization of Debt Discount	1,414,202	696,180	–
Deferred Tax Expense	(145,900)	44,000	–
Depreciation and Amortization	2,536,413	645,294	438,783
Warrants Issued with Common Stock and Debt	467,066	1,148,069	5,038,986
Stock Issued for Interest Expense	–	–	396,555
Stock Issued for Compensation	3,177,659	680,630	3,027,647
Stock Issued for Director Fees	334,424	–	–
Stock Issued for Services	2,406,061	1,010,112	3,714,553
Stock Option Expense	190,355	–	–
Equity Instruments Issued with Debt Greater Than Debt Carrying Amount	1,487,500	561,000	4,808,000
Change in Allowance for Doubtful Accounts	(168,619)	153,660	18,140
Changes in Operating Assets and Liabilities:
Accounts Receivable	162,671	(478,041)	(393,700)
Prepaid Expenses	(32,274)	(65,030)	(81,343)
Inventory	(797,596)	(279,268)	(670,180)
Note Receivable	–	–	173,754
Deposits	(133)	50	5,422
Accounts Payable and Accrued Expenses	65,530	1,164,308	(528,723)
Income Taxes Payable	(254,100)	–	–

NET CASH USED IN OPERATING ACTIVITIES	(9,517,012)	(5,125,272)	(7,853,355)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Assumed in Acquisition	163,566	–	–
Purchase of Property and Equipment	(4,316,094)	(1,851,045)	(2,337,370)
Purchase of Intangible Assets – Domain Names	(75,000)	–	(12,440)

NET CASH USED IN INVESTING ACTIVITIES	(4,227,528)	(1,851,045)	(2,349,810)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Notes Payable	17,479,335	2,150,000	7,344,737
Proceeds from Issuance of Notes Payable to Related Parties	–	–	27,500
Payments on Notes Payable	(1,000,000)	–	(303,474)
Payments on Notes Payable to Related Parties	–	–	(130,000)
Proceeds from Issuance of Common Stock and Warrants and Common Stock Subscribed	4,058,134	3,975,888	4,014,919
Proceeds from Issuance of Common Stock from the Exercise of Warrants	–	–	293,420
Proceeds from Exercise of Warrants	3,150,000	–	–-
Short Swing Profit Payment	–	–	67,100
Net Loss Attributable to Non-Controlling Interest	(1,066,631)	(181,295)	(291,330)
Cash Contribution from Non-Controlling Interest	455,192	603,156	–

NET CASH PROVIDED BY FINANCING ACTIVITIES	23,076,030	6,547,749	11,022,872

NET CHANGE IN CASH	9,331,490	(428,568)	819,707
Cash at Beginning of Period	418,082	846,650	26,943

CASH AT END OF PERIOD	$9,749,572	$418,082	$846,650

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash Paid for Interest	$13,500	$4,500	$285,371
Cash Paid for Income Taxes	$400,000	$–	$–

SUPPLEMENTAL DISCLOSURE FOR FINANCING ACTIVITIES:
Warrant Expense	$467,066	$1,148,069	$5,038,986
Issuance of Common Stock for Debt and Interest Expense	$13,558,388	$5,773,320	$3,654,026

The accompanying notes are an integral part of the consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

NOTE 1 – DESCRIPTION OF BUSINESS

Organization

References in this document to “the Company”, “Terra Tech”, “we”, “us”, or “our” are intended to mean Terra Tech Corp., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

Terra Tech is a holding company with the following subsidiaries:

•	Edible Garden Corp., a Nevada corporation (“Edible Garden”);
•	MediFarm, LLC, a Nevada limited liability company (“MediFarm”);
•	MediFarm I, LLC, a Nevada limited liability company (“MediFarm I”);
•	MediFarm I Real Estate, LLC, a Nevada limited liability company (“MediFarm I RE”);
•	MediFarm II, LLC, a Nevada limited liability company (“MediFarm II”);
•	IVXX, LLC, a Nevada limited liability company (“IVXX LLC”);
•	IVXX, Inc., a California corporation (“IVXX Inc.”; together with IVXX LLC, “IVXX”);
•	Blüm San Leandro, a California corporation (“Blüm San Leandro”);
•	Black Oak Gallery, a California corporation (“Black Oak”);
•	GrowOp Technology Ltd., a Nevada corporation (“GrowOp Technology”); and
•	EG Transportation, LLC, a Nevada limited liability company (“EG Transportation”).

The Company was incorporated in Nevada on July 22, 2008, under the name Private Secretary, Inc. The Company’s original business was developing a software program that would allow for automatic call processing through voice-over-Internet protocol, or “VoIP”, technology. The Company’s operations were limited to capital formation, organization, and development of its business plan and target customer market. The Company generated no revenue.

The Company changed its name to Terra Tech Corp. on January 27, 2012. Through its wholly-owned subsidiary, GrowOp Technology Ltd., a Nevada corporation (“GrowOp Technology”), the Company engages in the design, marketing, and sale of hydroponic equipment with proprietary technology to create sustainable solutions for the cultivation of indoor agriculture. The Company is also a wholesale seller of locally grown hydroponic produce, herbs and floral products through its wholly-owned subsidiary, Edible Garden Corp., a Nevada corporation (“Edible Garden”). Through MediFarm, LLC, a Nevada limited liability company (“MediFarm”), MediFarm I, LLC, a Nevada limited liability company (“MediFarm I”), and MediFarm II, LLC, a Nevada limited liability company (“MediFarm II”), subsidiaries in which the Company owns interests, the Company plans to operate medical marijuana cultivation, production, and dispensary facilities in Nevada. Through IVXX, LLC, a Nevada limited liability company (“IVXX”), the Company’s wholly-owned subsidiary, the Company produces and sells a line of cannabis flowers and cigarettes, as well as a line of cannabis pure concentrates. Most recently, the Company formed another wholly-owned subsidiary, MediFarm I Real Estate, LLC, a Nevada limited liability company (“MediFarm I RE”), which will own the real property on which a medical marijuana dispensary will be constructed. The dispensary will be operated by MediFarm I. Through Black Oak, we operate a medical marijuana retail dispensary, a medical marijuana cultivation, and have a second medical marijuana cultivation facility in the early stages of construction, all in Oakland, California. EG Transportation is a company in good standing and no operations to date.

NOTE 1 – DESCRIPTION OF BUSINESS (Continued)

The Company acquired its second wholly-owned subsidiary, Edible Garden, in 2013. Edible Garden is a wholesale seller of locally grown hydroponic produce, which is distributed throughout the Midwest and the Northeast United States. The Company entered into a Share Exchange Agreement, dated March 23, 2013 (the “Share Exchange Agreement”), by and among the Company, Edible Garden, and the stockholders of Edible Garden. Pursuant to the Share Exchange Agreement, the Company offered and sold 1,250,000 shares of its common stock in consideration for all the issued and outstanding shares in Edible Garden. Separately, Amy Almsteier, one of the Company’s stockholders and a director (and, at that time, an executive officer), offered and sold 7,650,000 shares of Series B Preferred Stock to Kenneth Vande Vrede, Michael Vande Vrede, Steven Vande Vrede, Dan Vande Vrede, Beverly Willekes, and David Vande Vrede (collectively, the “Former EG Principal Stockholders”). The 7,650,000 shares of Series B Preferred Stock are convertible at any time into 36,344,198 shares of common stock and have voting power equal to 765,000,000 shares of common stock.

The effect of the issuance of the 1,250,000 shares of common stock and the sale of the 7,650,000 shares of Series B Preferred Stock by Ms. Almsteier was that the Former EG Principal Stockholders held approximately 25.7% of the Company’s issued and outstanding shares of common stock and approximately 43.3% of the Company’s voting power as of March 23, 2013. Articles of Exchange, consummating the share exchange, were filed with the Secretary of the State of Nevada on April 24, 2013.

On March 19, 2014, the Company formed MediFarm, a subsidiary. On July 18, 2014, the Company formed MediFarm I, a subsidiary. On July 30, 2014, the Company formed MediFarm II, a subsidiary. Through MediFarm, MediFarm I, and MediFarm II, the Company plans to operate medical marijuana cultivation, production, and dispensary facilities in Nevada.

On September 16, 2014, the Company formed IVXX for the purpose of producing a line of cannabis flowers and cigarettes, as well as a complete line of cannabis pure concentrates including: oils, waxes, shatters, and clears. The Company began producing and selling IVXX’s products during the first quarter of fiscal 2015. The Company currently offers these products to 200 select dispensaries in California. The Company uses its supercritical CO2 extraction lab located in Oakland, California to manufacture these products. IVXX sells clothing, apparel, and other various branded products.

On October 14, 2015, the Company formed MediFarm I RE. MediFarm I RE is a real estate holding company that owns the real property and building at which a medical marijuana dispensary facility will be located. It is the Company’s intention that MediFarm I will operate the medical marijuana dispensary. The Company owns 50% of the membership interests in MediFarm I RE. The remaining membership interests are owned by Forever Young Investments, LLC (50%), an otherwise unaffiliated entity.

On April 1, 2016, the Company acquired Black Oak Gallery, a California corporation (“Black Oak”). Black Oak operates a medical marijuana dispensary in Oakland, California under the name Blüm, pursuant to that certain Agreement and Plan of Merger, dated December 23, 2015 (the “Merger Agreement”), with Generic Merger Sub, Inc., a California corporation and our wholly-owned subsidiary (the “Merger Sub”), and Black Oak. The Merger Agreement was amended by a First Amendment to the Agreement and Plan of Merger, dated February 29, 2016. Pursuant to the Merger Agreement, the Merger Sub merged with and into Black Oak, with Black Oak as the surviving corporation, and became our wholly-owned subsidiary (the “Merger”). The Merger is intended to qualify for Federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

NOTE 1 – DESCRIPTION OF BUSINESS (Continued)

Subject to the terms and conditions of the Merger Agreement, at the closing of the Merger, the outstanding shares of common stock of Black Oak held by (i) three of the current shareholders of Black Oak (the “Group A Shareholders”) were converted into the right to receive approximately 8,166 shares of our Series Z preferred stock, par value $0.001 per share (“Series Z Preferred Stock”), of which approximately 1,175 shares of Series Z Preferred Stock were issued and paid at closing, and approximately 8,668,700 shares of our Series B preferred stock, par value $0.001 per share (“Series B Preferred Stock”), of which approximately 1,248,300 shares of Series B Preferred Stock were issued and paid at closing and (ii) the remaining shareholders of Black Oak (the “Group B Shareholders”) were converted into the right to receive approximately 21,378 shares of our Series Q preferred stock, par value $0.001 per share (“Series Q Preferred Stock), of which approximately 3,695 shares of Series Q Preferred Stock were issued and paid at closing. The shares of Series Z Preferred Stock, Series B Preferred Stock, and Series Q Preferred Stock that were issued but not paid to the Black Oak shareholders at closing are subject to certain holdback and lockup provisions, and held in an escrow account as security for the satisfaction of any post-closing adjustments or indemnification claims, as provided for in the Merger Agreement. Each share of Series Q Preferred Stock is to be converted into 5,000 shares of our Common Stock and each share of Series Z Preferred Stock is to be converted into 1,857 shares of our Series B Preferred Stock, in each case immediately upon our filing with the Secretary of State of the State of Nevada an Amendment to our Articles of Incorporation to increase our authorized capital for, among other reasons, satisfaction of the terms of this potential transaction. Accordingly, the approximately 21,378 shares of Series Q Preferred Stock to be issued to the Group B Shareholders is convertible into approximately 106,890,000 shares of Common Stock and the approximately 8,166 shares of Series Z Preferred Stock to be issued to the Group A Shareholders is convertible into approximately 15,164,262 shares of Series B Preferred Stock. The Series Z Preferred Stock is intended to mirror the rights of the holders of our Series B Preferred Stock. Each share of our Series B Preferred Stock remains convertible into 5.384325537 shares of our Common Stock. The aggregate fair market value of the securities issued in the Merger was approximately $22.9 million. The Group B Shareholders may also receive cash consideration equal to approximately $2.1 million.

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

Since the Merger was completed on April 1, 2016, Black Oak’s financial results are included in our consolidated financial statements for the nine months ended December 31, 2016.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include all of the accounts of Terra Tech. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for financial information and with the instructions to Form 10-K and Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

Certain amounts reported in prior periods have been reclassified to conform with the current presentation.

Non-Controlling Interest

Non-controlling interest is shown as a component of shareholders’ equity on the consolidated balance sheets and the share of income (loss) attributable to non-controlling interest is shown as a component of income (loss) in the consolidated statements of operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable

The Company reviews all outstanding accounts receivable for collectability on a quarterly basis. An allowance for doubtful accounts is recorded for any amounts deemed uncollectable. The Company does not accrue interest receivable on past due accounts receivable. There was an allowance of $0 and $184,642 at December 31, 2016 and 2015, respectively. The allowance decreased from $184,642 as of December 31, 2015 to $0 at December 31, 2016 due to write-offs of accounts receivable totaling $159,169 and payments on allowed for accounts receivable totaling $25,473.

Inventory

We value our inventory at the lower of the actual cost of our inventory, as determined using the first-in, first-out method, or its current estimated market value. We periodically review our physical inventory for excess, obsolete, and potentially impaired items and reserve accordingly. Our reserve estimate for excess and obsolete is based on expected future use. Our reserve estimates have historically been consistent with our actual experience as evidenced by actual sale or disposal of the goods.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The approximate useful lives for depreciation of our property, equipment and leasehold improvements are as follows: 32 years for buildings; three to eight years for furniture and equipment; and shorter of the estimated useful life or the underlying lease term for leasehold improvements.

Repairs and maintenance expenditures that do not extend the useful lives of related assets are expensed as incurred. For the years ended December 31, 2016 and 2015, we have concluded that the sum of the undiscounted cash flows exceeds the carry amount of the assets.

Goodwill

Goodwill is measured as the excess of consideration transferred and the net of the acquisition date fair value of assets acquired and liabilities assumed in a business acquisition. Goodwill is not amortized for accounting purposes.

We review the goodwill allocated to each of our reporting units for possible impairment annually on August 1 and whenever events or changes in circumstances indicate its carrying amount may not be recoverable. When assessing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform a two-step impairment test. If, we conclude otherwise, then no further action is taken. We also have the option to bypass the qualitative assessment and only perform a quantitative assessment, which is the first step of the two-step impairment test. In the two-step impairment test, we measure the recoverability of goodwill by comparing a reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In assessing the qualitative factors, we assess relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances, and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry, and market considerations, cost factors, overall financial performance and share price trends, and making the assessment as to whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact.

The carrying amount of each reporting unit is determined based upon the assignment of our assets and liabilities, including existing goodwill and other intangible assets, to the identified reporting units. Where an acquisition benefits only one reporting unit, we allocate, as of the acquisition date, all goodwill for that acquisition to the reporting unit that will benefit. Where we have had an acquisition that benefited more than one reporting unit, we have assigned the goodwill to our reporting units as of the acquisition date such that the goodwill assigned to a reporting unit is the excess of the fair value of the acquired business, or portion thereof, to be included in that reporting unit over the fair value of the individual assets acquired and liabilities assumed that are assigned to the reporting unit.

The estimated fair value of the reporting units is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. Cash flow projections are based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business’s ability to execute on the projected cash flows.

In order to assess the reasonableness of the calculated fair values of its reporting units, we compare the sum of the reporting units’ fair values to our market capitalization and calculate an implied control premium (the excess of the sum of the reporting units’ fair values over the market capitalization). We evaluate the reasonableness of the premium over market capitalization by first quantifying certain controlling market participants’ synergies included in the income approach. We then supplement this step by comparing the implied premiums for each reporting unit to the premiums implied by recent comparable transactions. If the implied control premium is not reasonable in light of these recent transactions, we will reevaluate our fair value estimates of the reporting units by adjusting the discount rates or other assumptions.

If the carrying amount of a reporting unit is in excess of its fair value, an impairment may exist, and we must perform the second step of the impairment analysis to measure the amount of the impairment loss, by allocating the reporting unit’s fair value to its assets and liabilities other than goodwill, comparing the carrying amount of the goodwill to the resulting implied fair value of the goodwill, and recording an impairment charge for any excess.

Intangibles

Intangible assets are stated at historical cost and amortized over their estimated useful lives. We use a straight-line method of amortization, unless a method that better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up can be reliably determined. The approximate useful lives for amortization of our intangible assets are as follows:

Customer Relationships	5 to 12 Years
Trade Names	2 to 8 Years
Dispensary License	14 Years
Patent	2 Years

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Intangible assets that have indefinite useful lives are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount of the reporting unit exceeds its fair value.

Impairment of Long-Lived Assets

We have adopted paragraph 360-10-35-17 of FASB Accounting Standards Codification (“ASC”) for our long-lived assets. Our long -lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We assess the recoverability of our long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the assets expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

We consider the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in our overall strategy with respect to the manner of use of the acquired assets or changes in our overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in our stock price for a sustained period of time; and (vi) regulatory changes. We evaluate acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events. The impairment charges, if any, are included in operating expenses in the accompanying consolidated statements of operations. Based on the test results, no impairments have occurred.

Deposits

Deposits are security deposits for leased properties in California, Nevada and New Jersey. The deposits will be returned at the end of the lease term.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Revenue related to the sale of consignment inventory is not recognized until the product is pulled from inventory and sold directly to end-customers. We recognize revenue from the sale of consignment inventory on a gross basis, as we have determined that: 1) we are the primary obligor to the customer; 2) we have latitude in establishing the sales prices and profit margins of our products; 3) we have discretion in selecting our suppliers; 4) we are responsible for loss or damage to consigned inventory; and 5) our customer validation process performs an important part of the process of providing such products to authorized customers. We believe that these factors outweigh the fact that we do not have title to the consigned inventory prior to its sale.

During the years ended December 31, 2016 and 2015, sales returns were not significant and, as such, no sales return allowance has been recorded as of December 31, 2016 and 2015.

Hydroponic Produce

We recognize revenue from products grown in our greenhouses and sold net of discounts, rebates, promotional adjustments, price adjustments, and estimated returns and upon transfer of title and risk to the customer, which occurs at shipping (F.O.B. terms). Upon shipment, we have no further performance obligations, selling price is fixed, and collection is reasonably assured.

For sales for which we use an outside grower, we evaluate whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. We determine the product specifications, cultivation, and packaging, while disclosing trade and operational secrets, greenhouse technologies, and nutrients used to grow. We are the primary obligor in the transaction because it is our brand that is sold into the retail channel. We are subject to inventory risk until product is accepted by the retailer. We bear credit risk for the amount billed to the retailer and, thus, must pay the grower in the event the selling price is not collected. This revenue is recorded at the gross sale price once the retailer has accepted delivery, selling price is fixed, and collection is reasonably assured. For the years ended December 31, 2016, 2015, and 2014, the Company had such sales of $7,649,125, $6,166,927 and $2,581,983, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Loyalty Rewards Program

We offer a customer loyalty rewards program that allows members to earn discounts on future purchases. Unused discounts earned by our loyalty rewards program members are included in accrued liabilities and recorded as a reduction of revenue at the time a qualifying purchase is made. Revenue is recognized when points are redeemed by the loyalty rewards program member. The loyalty rewards program was part of the acquisition of Black Oak, who began offering customers the loyalty rewards program in April 2015. The value of points accrued as of December 31, 2016 was $21,627.

Stock-Based Compensation

The Company accounts for its stock-based awards in accordance with Accounting Standards Codification subtopic 718-10, “Compensation,” which requires fair value measurement on the grant date and recognition of compensation expense for all share-based payment awards made to employees and directors, including restricted stock awards. For stock options, the Company estimates the fair value using a closed option valuation (Black-Scholes) model. The fair value of restricted stock awards is based upon the quoted market price of the common shares on the date of grant. . The fair value is then expensed over the requisite service periods of the awards, net of estimated forfeitures, which is generally the performance period and the related amount is recognized in the consolidated statements of operations. Stock-based compensation expense and the unvested balance of stock compensation expense was immaterial as of and for the year ended December 31, 2016.

Warrants

ASC 815-40, “Contracts in Entity’s Own Equity” (“ASC 815-40”), requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of ASC 815-40, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period.

ASC 815, “Derivatives and Hedging” (“ASC 815”) requires all derivatives to be recorded on the balance sheet at fair value. Furthermore, ASC 815 precludes contracts issued or held by a reporting entity that are both (1) indexed to its own stock and (2) classified as stockholders’ equity in its statement of financial position from being treated as derivative instruments.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

Research and development costs are expensed as incurred.

Income Taxes

We provide for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related Federal and state deferred tax asset for the year ended December 31, 2016.

The Company recognizes uncertain tax positions based on a benefit recognition model. Provided that the tax position is deemed more likely than not of being sustained, the Company recognizes the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon settlement. The tax position is derecognized when it is no longer more likely than not of being sustained. The Company classifies income tax related interest and penalties as interest expense and selling, general, and administrative expense, respectively, on the Consolidated Statement of Operations.

Loss Per Common Share

Net loss per share is computed in accordance with the provisions of ASC 260, “Earnings Per Share,” by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the years ended December 31, 2016, 2015 and 2014. Therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for all years.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. We have not elected the fair value option for any eligible financial instruments.

Recently Issued Accounting Standards

Intra-Entity Transfers of Assets Other Than Inventory – In October 2016, the FASB issued guidance that requires the income tax consequences of an intra-entity transfer of an asset other than inventory to be recognized when the transfer occurs instead of when the asset is sold to an outside party. The new guidance is effective beginning with the first quarter of the Company’s 2019 fiscal year (with early adoption permitted as of the beginning of an annual period). The guidance is required to be adopted retrospectively by recording a cumulative-effect adjustment to retained earnings as of the beginning of the adoption period. The Company is assessing the potential impact this guidance will have on its financial statements.

Stock Compensation - Employee Share-Based Payments – In March 2016, the FASB issued guidance to amend certain aspects of accounting for employee share-based awards, including accounting for income taxes related to those transactions. This guidance will require recognizing excess tax benefits and deficiencies (that result from an increase or decrease in the fair value of an award from grant date to the vesting date or exercise date) on share-based compensation arrangements in the tax provision, instead of in equity as under the current guidance. In addition, these amounts will be classified as an operating activity in the statement of cash flows, instead of as a financing activity. In addition, cash paid for shares withheld to satisfy employee taxes will be classified as a financing activity, instead of as an operating activity. The guidance is effective beginning in the first quarter of the Company’s 2018 fiscal year (with early adoption permitted) and is required to be adopted as follows:

•	Prospectively for the recognition of excess tax benefits and deficiencies in the tax provision.
•	Retrospectively or prospectively for the classification of excess tax benefits and deficiencies in the statement of cash flows.
•	Retrospectively for the classification of cash paid for shares withheld to satisfy employee taxes in the statement of cash flows.

Leases – In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires entities to recognize right-of-use assets and lease liabilities on the balance sheet for the rights and obligations created by all leases, including operating leases, with terms of more than 12 months. The new standard also requires additional disclosures on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. The new standard will be effective for the Company on January 1, 2019. Early adoption is permitted. The Company is in the process of evaluating the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.

Balance Sheet Classification of Deferred Taxes – In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The new standard is effective for public entities for annual periods beginning after December 15, 2016, with early adoption allowed on either a prospective or retrospective basis. The Company adopted ASU 2015-17, on a prospective basis, for its annual period ended December 31, 2015. Accordingly, the accompanying consolidated balance sheets at December 31, 2016 and 2015 reflect the presentation of deferred tax assets and deferred tax liabilities in accordance with ASU 2015-17.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory Measurement – In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”), which requires entities to measure inventory at the lower of cost and net realizable value (“NRV”). ASU 2015-11 defines NRV as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The ASU will not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. The guidance in ASU 2015-11 is effective prospectively for fiscal years beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. Upon transition, entities must disclose the nature of and reason for the accounting change. The Company does not expect that the adoption of this standard will have a material effect on its consolidated financial statements.

Going Concern Disclosures – In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company’s adoption of this standard did not have a material effect on its consolidated financial statements.

NOTE 3 – CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in several financial institutions that are insured by the Federal Deposit Insurance Corporation up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations. The amount in excess was $9,022,253 and $102,189 as of December 31, 2016 and 2015, respectively.

The Company provides credit in the normal course of business to customers located throughout the U.S. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

One customer comprised 29%, 74% and 83% of the Company’s revenues for the years ended December 31, 2016, 2015 and 2014, respectively. The loss of this customer would not have a material adverse effect on the Company’s business, financial condition, or results of operation.

NOTE 4 – ACQUISITIONS

Therapeutics Medical

On March 10, 2016, we acquired finished goods inventory, trademarks, a patent, and a customer list along with vendor numbers from Therapeutics Medical, a company which had previously been engaged in the research, development, and marketing of nutraceutical supplements. The assets were acquired at auction and were selected from among a group of assets held for sale by Therapeutics Medical. The total consideration transferred in connection with the acquisition was $1,250,000. The Company acquired the finished goods inventory, which was valued at replacement cost in the amount of $58,622. The trademarks of certain brands were valued at $300,000 based on an estimated royalty approach. The patent was valued at $3,078. The customer list with vendor numbers was valued at $888,300 based on an estimate of the cost to enter into such relationships. The Company complied with ASC 350 and accounted for the Therapeutics Medical transaction as an asset purchase. As consideration for the asset purchase, we issued a $1,250,000 principal amount convertible promissory note due September 10, 2017, which accrues interest at the rate of one percent per annum, and is convertible into shares of the Company’s common stock at a conversion price equal to 90% of the average of the lowest three volume-weighted average prices of one share of common stock for the five consecutive trading days prior to the conversion date. During October 2016, the convertible promissory note was converted into 2,837,899 shares of common stock at a weighted-average price of $0.44 per share.

The Company determined that the trademarks, patent, and customer list with vendor numbers have a definite useful life because of legal, regulatory, or contractual provisions that limit the useful life of the assets and therefore, the assets will be amortized over the estimated useful life as follows:

•	Customer List with Vendor Numbers – Management has determined that the asset will be amortized over a five-year life based on its estimate of customer life of the relationship.

•	Trademarks of the Brands – Management determined that the life of the brand can last on average from eight to twelve years. Management determined that the life of the brands shall be ten years from the date of the brand launch. The Company has classified the trademarks of the brands in three categories based on the estimated remaining lives. Category I was the newest brand launched. Management determined that it has eight years remaining. Therefore, they will be amortized over the remaining years. Category II was the second newest brand launched. Management has determined that it has four years remaining. Therefore, they will be amortized over the remaining years. Category III was the oldest brand launched. Management has determined that it has two years remaining.

•	Patent – The process patent acquired is directly associated with the Category III brands and should have the same amortization life as the brand. Management determined that it has two years remaining. Therefore, they will be amortized over the remaining years.

The following table summarizes the allocation of a purchase price of $1,250,000:

Finished Goods Inventory	$58,622
Brands	300,000
Patent	3,078
Customer Relationships	888,300

Total Assets Acquired	$1,250,000

Refer to “Note 10 – Contingent Consideration (Therapeutics Medical)” for further information.

NOTE 4 – ACQUISITIONS (Continued)

Black Oak Gallery

On April 1, 2016, we acquired all of the assets of Black Oak. The acquisition of Black Oak was accounted for in accordance with ASC 805-10, “Business Combinations.” The assets consisted primarily of the intellectual property and established marketing associated with the brand name “Blüm,” including its website, www.blumoak.com, the medical marijuana dispensary license, and customer relationships.

The preliminary allocation of the purchase price was based upon a preliminary valuation, and the Company’s estimates and assumptions of the assets acquired and liabilities assumed were subject to change within the measurement period pending the finalization of a third-party valuation, which was obtained in December 2016.

The table below represents the allocation of the preliminary purchase price to the assets acquired and liabilities assumed that were recognized at the closing date, the adjustments made as a result of purchase price adjustments during the second and third quarters of 2016, and the final purchase price amounts based on the final third-party valuations:

	Preliminary		Final
	as of		as of
	04/01/16	Adjustments	12/31/16

Current Assets (Inclusive of Cash of $163,566)	$792,447	$–	$792,447
Property, Plant and Equipment	681,896	–	681,896
Customer Relationships	7,480,800	379,200	7,860,000	*
Trade Name	4,280,000	1,040,000	5,320,000	*
Dispensary License	8,214,700	2,055,300	10,270,000	*
Liabilities	(2,355,938)	–	(2,355,938)

Total Identifiable Net Assets	19,093,905	3,474,500	22,568,405
Goodwill	32,395,760	(3,474,500)	28,921,260

Net Assets	$51,489,665	$–	$51,489,665

________________

* From final third-party valuation report.

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

NOTE 4 – ACQUISITIONS (Continued)

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

Closing Consideration – Pursuant to the Merger Agreement, the Closing Consideration was issued and paid on April 1, 2016, the closing date.

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

The below chart outlines a summary of the purchase price:

Purchase Price Detail	Series B Preferred Stock	Series Q Preferred Stock	Series Z Preferred Stock	Preferred Stock Converted into Common Stock	Total Consideration

Closing Consideration	1,248,300	3,696	1,176	36,960,989	$9,683,779
Lockup Consideration	4,468,872	8,945	4,210	110,882,953	29,051,334
Holdback Consideration	2,951,528	8,739	2,781	87,392,202	11,324,969
Performance-Based Cash Consideration	–	–	–	–	1,429,583

Totals	8,668,700	21,380	8,167	235,236,144	$51,489,665

The Series Q Preferred Stock was converted into 106,890,000 shares of common stock in September 2016. The Series Z Preferred Stock was converted into 15,164,262 shares of Series B Preferred Stock in September 2016.

Refer to “Note 10 – Contingent Consideration (Black Oak Gallery)” for further information.

NOTE 5 – INVENTORY

Inventory consists of raw materials for Edible Garden’s herb product lines and IVXX’s line of cannabis pure concentrates. Work-in-progress consists of live plants grown for Edible Garden’s herb product lines, live plants grown at Black Oak, and IVXX’s line of cannabis pure concentrates. Finished goods consists of IVXX’s line of cannabis packaged to be sold into dispensaries. Cost of goods sold is calculated using the average costing method. The Company reviews its inventory periodically to determine net realizable value. The Company writes down inventory, if required, based on forecasted demand. These factors are impacted by market and economic conditions, new products introductions, and require estimates that may include uncertain elements.

As of December 31, 2016 and 2015, inventory consisted of the following:

	December 31,
	2016	2015

Raw Materials	$486,119	$277,340
Work-in-Progress	570,145	542,530
Finished Goods	853,066	129,578

Total Inventory	$1,909,330	$949,448

NOTE 6 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

As of December 31, 2016 and 2015, property, equipment and leasehold improvements at cost, less accumulated depreciation, consisted of the following:

	December 31,
	2016	2015

Land and Building	$1,454,124	$1,454,124
Furniture and Equipment	3,141,244	2,226,051
Computer Hardware and Software	396,479	133,714
Leasehold Improvements	8,027,792	3,926,795

Subtotal	13,019,639	7,740,684
Less Accumulated Depreciation	(2,554,875)	(1,045,709)

Property, Equipment and Leasehold Improvements, Net	$10,464,764	$6,694,975

Depreciation expense related to property, equipment and leasehold improvements for the years ended December 31, 2016, 2015 and 2014 was $969,185, $602,814 and $392,883, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets as of December 31, 2016 and 2015 consisted of the following:

		December 31, 2016				December 31, 2015
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

Amortized Intangible Assets:
Customer Relationships	5 to 12	$8,960,700	$(780,960)	$8,179,740	$212,400	$(113,988)	$98,412
Trade Brands	2 to 8	495,520	(89,907)	405,613	20,520	–	20,520
Dispensary License	14	10,270,000	(550,179)	9,719,821	–	–	–
Patent	2	3,078	(1,154)	1,924	–	–	–

Total Amortized Intangible Assets		19,729,298	(1,422,200)	18,307,098	232,920	(113,988)	118,932

Unamortized Intangible Assets:
Trade Name	Indefinite	5,320,000	–	5,320,000	–	–	–

Total Unamortized Intangible Assets		5,320,000	–	5,320,000	–	–	–

Total Intangible Assets		$25,049,298	$(1,422,200)	$23,627,098	$232,920	$(113,988)	$118,932

Intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $1,308,212, $42,480 and $42,480 for the years ended December 31, 2016, 2015 and 2014, respectively. Based solely on the amortizable intangible assets recorded at December 31, 2016, we estimate amortization expense for the next five years to be as follows:

Year Ending
December 31,	Amount

2017	$1,718,104
2018	1,668,789
2019	1,645,582
2020	1,626,231
2021	1,460,486
Thereafter	10,187,906
$18,307,098

Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2016 and 2015, accounts payable and accrued expenses consisted of the following:

	December 31,
	2016	2015

Accounts Payable	$1,986,907	$1,015,994
Sales Tax Payable	122,470	–
Accrued Interest Payable	96,633	103,465
Accrued Expenses	211,390	–
Total Accounts Payable and Accrued Expenses	$2,417,400	$1,119,459

NOTE 9 – NOTES PAYABLE

As of December 31, 2016 and 2015, notes payable were as follows:

	December 31,
	2016	2015

Promissory note dated July 25, 2014 issued to an accredited investor, which matured July 24, 2015 and bore interest at a rate of 12% per annum. The holder of the note extended the maturity to July 25, 2017. Principal and interest may be converted into common stock based on the average trading price of the ten days prior to maturity at the holder’s option. In November 2016, the holder of the note exchanged the note with another accredited investor.	$–	$150,000
Unsecured promissory demand notes issued to an accredited investor, which bears interest at a rate of 4% per annum. Holder may elect to convert into common stock at $0.75 per share. In 2015, the investor exchanged the notes from other accredited investors. In October 2016, the holder of the note converted some of the debt and accrued interest into common stock.	64,324	114,306
Convertible promissory note dated April 7, 2015 issued to accredited investors, which matures October 7, 2016 and bears interest at a rate of 12% per annum. The conversion price in effect is $0.1303, subject to adjustment. The remaining balance of the note and accrued interest was converted into common stock in January 2016.	–	170,856
5% original issue discount senior secured convertible promissory note dated May 5, 2014 issued to accredited investors, which matured November 5, 2015, and bore interest at a rate of 12% per annum. The fixed conversion price in effect was set at 90% of the 20-day volume weighted average price (“VWAP”) of our common stock on February 5, 2014, or $0.30753 per share. In 2015, the holder of the note converted some of the debt and accrued interest into common stock. The remaining balance of the note and accrued interest was converted into common stock in March 2016.	–	96,491
Convertible promissory note dated May 13, 2015 issued to accredited investors, which matures November 13, 2016 and bears interest at a rate of 12% per annum. The conversion price in effect is $0.1211, subject to adjustment. The remaining balance of the note and accrued interest was converted into common stock in January 2016.	–	170,783
Convertible promissory note dated December 14, 2015, issued to accredited investors, which matured December 13, 2016 and bears interest at a rate of 12% per annum. The holder of the note extended the maturity to December 13, 2017. The conversion price in effect is $0.1211, subject to adjustment.	500,000	214,927
Senior convertible promissory note dated October 28, 2016, issued to accredited investors, which matures April 28, 2018 and bears interest at a rate of 1% per annum. The conversion price in effect is 90% of the average of the lowest three (3) VWAPs for the five (5) consecutive trading days prior to the conversion date.	102,582	–
Senior convertible promissory note dated November 1, 2016, issued to accredited investors, which matures May 1, 2018 and bears interest at a rate of 12% per annum. The conversion price in effect is $0.35, subject to adjustment.	31,615	–
Senior convertible promissory note dated December 16, 2016, issued to accredited investors, which matures June 16, 2018 and bears interest at a rate of 12% per annum. The conversion price in effect is $0.27, subject to adjustment.	1,220,155	–

Total Debt	1,918,676	917,363

Less Short-Term Portion	564,324	917,363

Long-Term Portion	$1,354,352	$–

Total debt as of December 31, 2016 and 2015 was $1,918,676 and $917,363, respectively, which included unamortized debt discount of $4,295,648 and $693,435, respectively. The senior secured promissory notes are secured by shares of common stock. There was accrued interest payable of $96,633 and $103,465 as of December 31, 2016 and 2015, respectively.

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt, including the amortization of debt discounts of approximately $4,295,648, are as follows for the years ending December 31, 2017 and 2018 are $0 and $1,354,352, respectively, and $0 for the years ending December 31, 2019 and thereafter.

Securities Purchase Agreement Dated October 28, 2016 and 12% Senior Convertible Promissory Note Due April 28, 2018

On October 28, 2016, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Purchaser”) relating to the sale of a 12% Senior Convertible Promissory Note due April 28, 2018 (the “Note”) in the principal amount of $7,051,000 for a purchase price of $7,051,000 (the “Offering”). There were no fees or expenses deducted from the net proceeds received by the Company in the Offering. The Note and the shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) issuable upon conversion of the Note (the “Conversion Shares”) are collectively referred to herein as the “Securities.”

The Purchase Agreement contains customary representations, warranties, and covenants by, among, and for the benefit of the parties.

Pursuant to the Purchase Agreement, the Company agreed to sell the Securities pursuant to an effective shelf registration statement on Form S-3 (Registration No 333-210673), declared effective by the Securities and Exchange Commission on August 12, 2016, and a related prospectus supplement thereto.

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

The foregoing description of the Purchase Agreement and the Note is qualified in its entirety by reference to the full text of such documents, copies of which are filed as Exhibit 10.38 and Exhibit 4.12, respectively, to the Current Report on Form 8-K dated October 28, 2016 and which are incorporated by reference herein in their entirety.

Securities Purchase Agreement Dated December 16, 2016 and 12% Senior Convertible Promissory Note Due June 16, 2018

On December 16, 2016, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Purchaser”) pursuant to which the Company sold to the Purchaser a 12% Senior Convertible Promissory Note due June 16, 2018 (the “Note”) in the principal amount of $5,000,000 for a purchase price of $5,000,000 (the “Offering”). There were no fees or expenses deducted from the net proceeds received by the Company in the Offering. The Note and the shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) issuable upon conversion of the Note (the “Conversion Shares”) are collectively referred to herein as the “Securities.”

The Purchase Agreement contains customary representations, warranties, and covenants by, among, and for the benefit of the parties.

NOTE 9 – NOTES PAYABLE (Continued)

Pursuant to the Purchase Agreement, the Company agreed to sell the Securities pursuant to an effective shelf registration statement on Form S-3 (Registration No 333-210673), declared effective by the Securities and Exchange Commission on August 12, 2016, and a related prospectus supplement thereto.

The Note matures on June 16, 2018 (the “Maturity Date”), less any amounts converted or redeemed prior to the Maturity Date. The Note accrues interest at a rate of 12% per annum, payable on the Maturity Date or upon any conversion, prepayment, event of default or other acceleration of payment under the Note. All interest payments under the Note are payable, at the Company’s option, in cash or shares of Common Stock.

All principal and interest due and owing under the Note is convertible into shares of Common Stock at any time at the election of the holder at a conversion price per share equal to the lower of (i) $0.27 or (ii) 85% of the lowest daily volume weighted average price of the Common Stock in the fifteen (15) trading days prior to the conversion date (the “Conversion Price”), which Conversion Price is subject to adjustment for (i) stock splits, stock dividends, combinations, or similar events and (ii) full ratchet anti-dilution protection. Upon certain events of default, the conversion price of the Note will automatically become 70% of the average of the three (3) lowest volume weighted average prices of the Common Stock in the twenty (20) consecutive trading days prior to the conversion date for so long as such event of default remains in effect.

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

NOTE 10 – CONTINGENT CONSIDERATION

The Company accounts for “contingent consideration” according to FASB ASC 805, “Business Combinations” (“FASB ASC 805”). Contingent consideration typically represents the acquirer’s obligation to transfer additional assets or equity interests to the former owners of the acquiree if specified future events occur or conditions are met. FASB ASC 805 requires that contingent consideration be recognized at the acquisition-date fair value as part of the consideration transferred in the transaction. FASB ASC 805 uses the fair value definition in Fair Value Measurements, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As defined in FASB ASC 805, contingent consideration is (i) an obligation of the acquirer to transfer additional assets or equity interests to the former owners of an acquiree as part of the exchange for control of the acquire, if specified future events occur or conditions are met or (ii) the right of the acquirer to the return of previously transferred consideration, if specified conditions are met.

NOTE 10 – CONTINGENT CONSIDERATION LIABILITY (Continued)

Therapeutics Medical

In the acquisition of assets from Therapeutics Medical, the Company may be required to issue an additional Convertible Promissory Note to the seller based on the following calculation (the “Therapeutics Contingent Consideration”):

(i)	if the total revenue (“Total Revenue”) generated by the assets for the period beginning on April 1, 2016 and ending on March 31, 2017 (the “Applicable Period”) is greater than $1.6 million but less than $3.2 million, the Company will issue to the Seller an additional Convertible Promissory Note in the principal amount equal to 50% of the Total Revenue in excess of $1.6 million; or

(ii)	if the Total Revenue generated by the assets for the Applicable Period is greater than $3.2 million, the Company will issue to the Seller an additional Convertible Promissory Note in the principal amount equal to the sum of: (a) $800,000 (which equals 50% of the Total Revenue in excess of $1.6 million up to $3.2 million), plus (b) 25% of the Total Revenue for the Applicable Period in excess of $3.2 million.

The Company valued the Therapeutics Contingent Consideration based on an analysis using a cash flow model to determine the expected contingent consideration payment. The model determined that the aggregate expected contingent consideration liability was an immaterial amount ($4,000) with an associated immaterial present value of the contingent consideration liability of $3,200. At the time of purchase, Therapeutics Medical had gone out of business, and the assets acquired were selected from a lot at auction. As such, the Company did not recognize a contingent consideration liability associated with the Therapeutics Contingent Consideration because management’s best estimates resulted in an extremely low, in fact near zero likelihood, of the revenue targets being achieved.

In determining the likelihood of payouts related to the Therapeutics Contingent Consideration, the probabilities for various scenarios (e.g., a greater than 98% probability that the minimum amount of Therapeutics Contingent Consideration will not be payable), as well as the discount rate used in the Company’s calculations, were based on internal projections, all of which were vetted by the Company’s senior management.

The Company calculated the Therapeutics Contingent Consideration based upon the following formula:

One-Year Anniversary Date Revenue	Probability	Revenue-Based Payment	Probability-Weighted Amounts

$3,200,000	0.00%	$800,000	$–
$2,000,000	0.50%	$200,000	1,000
$1,599,999	99.50%	$–	–
Fair Value of Expected Earn-out Payment			1,000
Discount Rate			25%
Payments			$0
Present Value Factor at 20% Discount Rate for 12 Months			0.9457

Present Value of Contingent Consideration			$946

As of December 31, 2016, based on revenues achieved throughout the year, the probability of a contingent payment is near zero and as such, no amount will be due.

Black Oak Gallery

In the acquisition of Black Oak, the Company valued the Holdback Consideration and the Performance-Based Cash Consideration (collectively, the “Black Oak Contingent Consideration”), based on an analysis using a cash flow model to determine the expected contingent consideration payment, which model determined that the aggregate expected contingent consideration liability was $15,305,463 and the present value of the contingent consideration liability was $12,754,553. Accordingly, the Company recognized at April 1, 2016, the closing date of the Black Oak merger, a $12,754,553 contingent consideration liability associated with the Black Oak Contingent Consideration paid pursuant to the Merger Agreement.

In determining the likelihood of payouts related to the Black Oak Contingent Consideration, the probabilities for various scenarios (e.g., a 75% probability that the maximum amount of Black Oak Contingent Consideration will be payable), as well as the discount rate used in the Company’s calculations were based on internal projections, all of which were vetted by the Company’s senior management.

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

The Market-Based Clawback Amount is determined as follows:

a)	If the Terra Tech Common Stock 30-day VWAP on the one-year anniversary date of the Merger Agreement exceeds the Terra Tech Closing Price, the Market-Based Clawback Amount shall mean the number of shares of Terra Tech Common Stock equal to (i) (A) $4,912,000 divided by (B) the Terra Tech Closing Price, less (ii) (A) $4,912,000 divided by (B) the Terra Tech Common Stock 30-day VWAP on such date.

b)	If the Terra Tech Common Stock 30-day VWAP on the one-year anniversary date of the Merger Agreement is less than or equal to the Terra Tech Closing Price, the Market-Based Clawback Amount shall be zero shares.

In no event will the Market-Based Clawback Amount exceed 50% of the Holdback Consideration.

The Performance-Based Clawback Amount is determined as follows:

a)	The “Lower Threshold” means an amount equal to $11,979,351, and the “Upper Threshold” means an amount equal to $16,667,000.

b)	If Black Oak’s operating revenues for the 12-month period following the closing date of the Black Oak merger (the “Year 1 Revenue”) is less than the Lower Threshold, then the Performance-Based Clawback Amount will be the number of shares obtained from a quotient, (A) the numerator of which is equal to the sum of (1) $4,912,000, plus (2) the product of 1.5 multiplied by the difference between the Lower Threshold and the Year 1 Revenue, and (B) the denominator of which is the Terra Tech common stock 30-day VWAP as of the one-year anniversary date of the closing of the Black Oak merger.

c)	If the Year 1 Revenue is greater than or equal to the Lower Threshold but is less than the Upper Threshold, then the Performance-Based Clawback Amount will be the number of shares obtained from a quotient, (A) the numerator of which is equal to the product of 1.053 multiplied by the difference between the Upper Threshold and the Year 1 Revenue, and (B) the denominator of which is the Terra Tech common stock 30-day VWAP as of the one-year anniversary date of the closing of the Black Oak merger.

d)	If the Year 1 Revenue is greater than or equal to the Upper Threshold, then the Performance-Based Clawback Amount will be zero shares.

Performance-Based Cash Consideration

Pursuant to the Merger Agreement, the Group B Shareholders may receive cash consideration of up to approximately $2,088,000 to be paid on approximately the one-year anniversary date of the closing of the Black Oak merger, to be determined as follows:

a)	$0 if Year 1 Revenue is less than or equal to $12,000,000; and

b)	the product obtained by multiplying 0.447 times Year 1 Revenue if Year 1 Revenue is greater than $12,000,000; provided, that in no event will the Performance-Based Cash Consideration amount exceed $2,088,000.

For example, pursuant to the above formula, if the revenue in Year 1 equals $16,666,666, then the Performance-Based Cash Consideration will be $2,088,000 calculated as follows:

Year 1 Revenue	$16,666,666
Less:	12,000,000

$4,666,666
0.44742864

Performance-Based Cash Payment	$2,088,000

NOTE 10 – CONTINGENT CONSIDERATION LIABILITY (Continued)

As of December 31, 2016, the Black Oak Contingent Consideration was based upon the following formula:

		One-Year
		Anniversary	Value of			Probability-Weighted
		Date of the	Common	Performance-		Amounts
Year 1		Merger 30-	Stock to	Based Cash		Earn-Out	Performance-
Revenue		Day VWAP	Issue	Payment	Probability	Shares	Based Cash	Total

		20%	$15,788,827	$2,088,000	4.0%	$631,553	$83,520	$715,073
		$0.2108

Upside	20%	70%	$13,824,526	$2,088,000	14.0%	$1,935,434	$292,320	$2,227,754
$16,667,000		$0.3108

		10%	$12,816,555	$2,088,000	2.0%	$256,331	$41,760	$298,091
		$0.4108

		20%	$11,867,575	$747,500	15.0%	$1,780,136	$112,125	$1,892,261
		$0.2108

Base	75%	70%	$11,164,938	$747,500	52.5%	$5,861,592	$392,438	$6,254,030
$13,670,835		$0.3108

		10%	$10,804,383	$747,500	7.5%	$810,329	$56,063	$866,391
		$0.4108

		20%	$7,251,428	$–	1.0%	$72,514	$–	$72,514
		$0.2108

Downside	5%	70%	$8,034,038	$–	3.5%	$281,191	$–	$281,191
$10,674,670		$0.3108

		10%	$8,435,630	$–	0.5%	$42,178	$–	$42,178
		$0.4108

		Fair Value of Expected Earn-Out Payment				$11,671,259	$978,225	$12,649,484
		Price Per Common Share				$0.2620	$0.2620
		Discount Rate				20%	20%
		Periods (nper)				0.250	0.250
		Payments				$–	$–

		Present Value Factor at 20% Discount Rate for 12 Months				0.9554	0.9554

		Present Value of Contingent Consideration				$11,151,221	$934,638

		Present Value of Contingent Consideration						$12,085,859

Changes in the fair value of the Black Oak Contingent Consideration are recognized in the consolidated statements of operations. For the year ended December 31, 2016, the change in the fair market valuation of contingent consideration was $668,694.

NOTE 10 – CONTINGENT CONSIDERATION LIABILITY (Continued)

The below table summarizes adjustments made to the Black Oak Contingent Consideration during the year ended December 31, 2016.

	Preliminary April 1, 2016	Adjust- ments June 30, 2016		June 30, 2016	Adjust- ments September 30, 2016		September 30, 2016	Adjust- ments December 31, 2016		Final as of December 31, 2016

Holdback Consideration Stock	$11,324,969	$(514,339)		$10,810,630	$217,895		$11,028,525	$122,695		$11,151,220
Performance-Based Cash	1,429,583	66,669		1,496,252	130,963		1,627,215	(692,577)		934,638
Adjustment to Goodwill	–	447,670	(1)	–	(348,858)	(1)	–	(98,812)	(2)	–
Change in Fair Value of Contingent Consideration	–	–		–	–		–	98,812		–

Total Contingent Consideration	$12,754,553	$–		$12,306,882	$–		$12,655,740	$(569,882)		$12,085,858

_____________

(1) Changes in fair value of the Black Oak Contingent Consideration during the second and third quarter of 2016 (during measurement period) were taken to goodwill. Total adjustment was $98,812 which was recorded to the income statement at December 31, 2016.

(2) $98,812 is the combined adjustments to goodwill ($447,670 less $348,858) recorded to Change in Fair Value of Contingent Consideration at December 31, 2016.

See “Note 11 – Fair Value Measurements” for further information.

NOTE 11 – FAIR VALUE MEASUREMENTS

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of the dates indicated:

	Fair Value at December 31,	Fair Value Measurement Using
Description	2016	Level 1	Level 2	Level 3
Derivative Liabilities – Conversion Feature	$6,975,000	$–	$–	$6,975,000
Liability - Black Oak Contingent Consideration	12,085,859	–	–	12,085,859

	$19,060,859	$–	$–	$19,060,859

	Fair Value at December 31,	Fair Value Measurement Using
Description	2015	Level 1	Level 2	Level 3
Derivative Liabilities – Conversion Feature	$743,400	$–	$–	$743,400
Liability - Black Oak Contingent Consideration	–	–	–	–

	$743,400	$–	$–	$743,400

No financial assets were measured on a recurring basis as of December 31, 2016 and 2015.

NOTE 11 – FAIR VALUE MEASUREMENTS (Continued)

The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2016:

Balance at December 31, 2014	$1,253,000

Change in Fair Market Value of Conversion Feature	(1,800,100)
Issuance of Equity Instruments with Debt Greater Than Debt Carrying Amount	561,000
Derivative Debt Converted into Equity	(1,168,500)
Issuance of Debt Instruments with Derivatives	1,898,000

Balance at December 31, 2015	743,400

Change in Fair Market Value of Conversion Feature	489,700
Issuance of Equity Instruments with Debt Greater Than Debt Carrying Amount	1,487,500
Derivative Debt Converted into Equity	(14,232,100)
Issuance of Debt Instruments with Derivatives	18,486,500

Balance at December 31, 2016	$6,975,000

The following table presents a reconciliation of the Black Oak Contingent Consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2016:

Balance at December 31, 2015	$–

Purchase of Black Oak Gallery	12,754,553
Change in Fair Market Valuation of Black Oak Contingent Consideration	(668,694)

Balance at December 31, 2016	$12,085,859

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

Non-financial assets, such as property, equipment and leasehold improvements, goodwill, and intangible assets, are required to be measured at fair value only when an impairment loss is recognized. The Company did not record an impairment charge related to these assets during the years ended December 31, 2016, 2015 or 2014.

NOTE 12 – TAX EXPENSE

The expense (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2016	2015

Current:
Federal	$–	$–
State	–	–

Deferred:
Federal	–	44,000
State	–	–

Total Expense (Benefit) for Income Taxes	$–	$44,000

NOTE 12 – TAX EXPENSE (Continued)

The reconciliation between the Company’s effective tax rate and the statutory tax rate is as follows:

	December 31,
	2016	2015

Expected Income Tax Benefit at Statutory Tax Rate, Net	$(9,469,000)	$(3,694,000)
Non-Deductible Items	1,263,000	368,000
Warrants Expense	–	1,196,000
Derivatives Expense	–	(545,000)
Net Operating Losses	–	2,667,000
Change in Valuation Allowance	8,206,000	52,000

Reported Income Tax Expense	$–	$44,000

Effective Tax Rate	–%	(0.49%)

The components of deferred income tax assets and deferred income tax liabilities are as follows:

	December 31,
	2016	2015

Deferred Income Tax Assets:
Allowance for Bad Debt	$–	$74,000
Warrants Expense	4,186,000	3,412,000
Derivatives Expense	4,067,000	729,000
Net Operating Losses	15,242,000	7,029,000

Deferred Income Tax Liabilities:
Depreciation	(1,334,000)	(44,000)

Total	22,161,000	11,200,000
Valuation Allowance	(22,161,000)	(11,244,000)

Net Deferred Tax Liabilities	$–	$(44,000)

Permanent differences include ordinary and necessary business expenses deemed by the Company as a non-allowable deduction under IRC Section 280E, and tax deductions related to equity compensation that are less than the compensation recognized for financial reporting.

As of December 31, 2016, and 2015, the Company had net operating loss carryforwards of approximately $34,940,000 and $16,250,000, respectively, which, if unused, will expire beginning in the year 2034. These tax attributes are subject to an annual limitation from equity shifts, which constitute a change of ownership as defined under Internal Revenue Code (“IRC”) Section 382, which will limit their utilization. The Company has yet to assess the effect of these limitations, but expects these losses to be substantially limited. Accordingly, the Company has placed a reserve against any assets associated with these losses.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. All tax years from 2012 to 2016 are subject to examination.

NOTE 12 – TAX EXPENSE (Continued)

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred through the period ended December 31, 2016. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of December 31, 2016, a valuation allowance of has been recorded against all deferred tax assets as these assets are more likely than not to be unrealized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

For the years ended December 31, 2016, 2015 and 2014, certain of the Company’s subsidiaries produced and sold cannabis or cannabis pure concentrates, subjecting the Company to the limits of IRC Section 280E. Pursuant to IRC Section 280E, the Company is allowed only to deduct expenses directly related to sales of product. The Company has allocated accelerated depreciation related to production equipment and other expenses directly related to sales of product, which results in a difference in the cost of sales for financial reporting and tax reporting taxable income. As a result, the Company had no current taxable income for the year ended December 31, 2016.

NOTE 13 – EQUITY

Preferred Stock

The Company authorized 50,000,000 shares of preferred stock with $0.001 par value per share. The Company designated 100 shares of preferred stock as “Series A Preferred Stock,” of which there were 100 shares of Series A Preferred Stock outstanding as of December 31, 2016. Series A Preferred Stock is convertible on a one-for-one basis into common stock and has all of the voting rights of the Company’s common stock.

The Company designated 49,990,900 shares of preferred stock as “Series B Preferred Stock,” of which there were 36,825,953 shares of Series B Preferred Stock outstanding as of December 31, 2016. Each share of Series B Preferred Stock: (i) is entitled to 100 votes for each share of common stock into which a share of Series B Preferred Stock is convertible and (ii) is convertible, at the option of the holder, on a 1-for-5.384325537 basis, into shares of the Company’s common stock.

Common Stock

The Company authorized 990,000,000 shares of common stock with $0.001 par value per share. As of December 31, 2016, 553,873,812 shares of common stock were issued and outstanding.

Issuances and Sales of Common Stock

During the year ended December 31, 2016, senior secured convertible promissory notes and accrued interest in the amount of $13,558,388 were converted into 56,678,708 shares of common stock.

In the first quarter of 2016, the Company sold 25,715,674 shares of common stock for the net amount of $3,208,134 pursuant to an equity financing facility with Magna Equities II, LLC. In the fourth quarter of 2016, the Company sold 3,203,553 shares of common stock for the net amount of $850,000 pursuant to an equity financing facility with Dominion Capital LLC.

NOTE 13 – EQUITY (Continued)

Amendment to Certificate of Designation of Series B Preferred Stock; Designation of New Series of Preferred Stock

The Company filed an Amended and Restated Certificate of Designation of Series B Preferred Stock (the “Amended Series B Certificate”) with the Secretary of State of the State of Nevada, effective March 29, 2016. The Amended Series B Certificate decreased the number of authorized shares of Series B Preferred Stock, specified a liquidation preference, clarified the provisions related to adjustments to the conversion rate upon certain events, and made such other amendments as the Company’s Board of Directors deemed necessary.

Effective March 29, 2016, the Company also designated two additional series of preferred stock: (i) Series Z Preferred Stock and (ii) Series Q Preferred Stock, by filing Certificate of Designations with the Secretary of State of the State of Nevada. The Certificate of Designation of Series Z Preferred Stock (the “Series Z Certificate”) designates 8,300 shares as Series Z Preferred Stock and is intended to mirror the rights of the holders of the Series B Preferred Stock. Each share of Series Z Preferred Stock is convertible into 1,857 shares of Series B Preferred Stock immediately upon the Company filing with the Secretary of State of the State of Nevada an Amendment to its Articles of Incorporation to increase its authorized capital for, among other reasons, satisfaction of the terms of the potential acquisition of Black Oak, as discussed in more detail below. The holders of the Series Z Preferred Stock are entitled to a liquidation preference equal to $10.00 per share (subject to appropriate adjustment in the event of any stock dividend, forward stock split, or other similar recapitalization). Such liquidation preference is in preference (but equal with the holders of the Company’s Series B Preferred Stock) to the holders of the common stock, but subordinate in preference to any sum to which the holders of the Company’s Series A Preferred Stock are entitled.

The Certificate of Designation of Series Q Preferred Stock (the “Series Q Certificate”) designates 21,600 shares as Series Q Preferred Stock. Each share of Series Q Preferred Stock is convertible into 5,000 shares of the Company’s common stock immediately upon the Company filing with the Secretary of State of the State of Nevada an Amendment to its Articles of Incorporation to increase its authorized capital for, among other reasons, satisfaction of the terms of the potential acquisition of Black Oak, as discussed in more detail below. The holders of the Series Q Preferred Stock are entitled to a liquidation preference equal to $0.001 per share (subject to appropriate adjustment in the event of any stock dividend, forward stock split, or other similar recapitalization). Such liquidation preference is in preference to the holders of the common stock, but subordinate in preference to any sum to which the holders of any shares of any other series of the Corporation’s preferred stock are entitled.

NOTE 14 – STOCK-BASED COMPENSATION

2016 Equity Incentive Plan

In the first quarter of 2016, the Company adopted the 2016 Equity Incentive Plan. The Company granted ten-year options to directors, officers, and employees, pursuant to which such individuals are entitled to exercise options to purchase an aggregate of up to 6.7 million shares of the Company’s common stock. The options have an exercise price of $0.09 per share, and vest quarterly over a three-year period.

The following table contains information about the 2016 Equity Incentive Plan as of December 31, 2016:

	Awards Reserved for Issuance	Awards Issued	Awards Available for Grant

2016 Equity Incentive Plan	30,000,000	6,700,000	23,300,000

NOTE 14 – STOCK-BASED COMPENSATION (Continued)

Stock Options

The following table summarizes the Company’s stock option activity and related information for the year ended December 31, 2016:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options

Options Outstanding as of January 1, 2016	–	$–

Options Granted	6,700,000	$0.09
Options Exercised	–	$–
Options Forfeited	–	$–
Options Expired	–	$–

Options Outstanding as of December 31, 2016	6,700,000	$0.09	9.0 years	$1,524,250

Options Exercisable as of December 31, 2016	2,233,332	$0.09	9.0 years	$508,083

The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price of $0.3175 on December 31, 2016 and the exercise price of options, multiplied by the number of options. As of December 31, 2016, there was $380,710 total unrecognized share-based compensation. Such costs are expected to be recognized over a weighted-average period of approximately 1.8 years.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following weighted-average assumptions were used to calculate share based compensation:

Volatility	121.62%
Risk-Free Interest Rate	2.50%
Dividend Yield	0.00%

The Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. Hence, the Company uses the “simplified method” described in Staff Accounting Bulletin 107 to estimate the expected term of share option grants.

The expected stock price volatility assumption was determined by examining the historical volatilities for the Company’s common stock. The Company will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available.

The risk-free interest rate assumption is based on the U.S. treasury instruments whose term was consistent with the expected term of the Company’s stock options.

NOTE 14 – STOCK-BASED COMPENSATION (Continued)

The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company has never paid dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future. Accordingly, the Company has assumed no dividend yield for purposes of estimating the fair value of the Company share-based compensation.

The Company estimates the forfeiture rate at the time of grant and revisions, if necessary, were estimated based on management’s expectation through industry knowledge and historical data.

Stock-Based Compensation Expense

For the year ended December 31, 2016, the Company recognized stock-based compensation expense (stock options and restricted grants of common stock to employees, directors and non-employee consultants) in the consolidated statement of operations as follows:

	Year Ended December 31, 2016
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense

Stock Options	6,700,000	$190,355

Stock Grants:
Employees	6,451,702	2,451,220
Directors	1,070,721	334,424
Non-Employee Consultants	6,344,563	2,406,061
Total Stock-Based Compensation Expense		$5,382,060

There was no stock-based compensation expense for the years ended December 31, 2015 and 2014.

NOTE 15 – WARRANTS

The Company has the following shares of common stock reserved for exercise of the warrants outstanding as of December 31, 2016:

	Shares	Weighted-Average Exercise Price

Warrants Outstanding as of January 1, 2016	32,426,008	$0.18

Warrants Exercised	(28,098,084)	$0.17
Warrants Granted	12,031,830	$0.23
Warrants Expired	(523,333)	$0.45
Warrants Outstanding as of December 31, 2016	15,836,421	$0.19

NOTE 15 – WARRANTS (Continued)

The weighted-average exercise price and weighted-average fair value of the warrants granted by us during the year ended December 31, 2016 are as follows:

	Year Ended December 31, 2016
	Weighted-Average Exercise Price	Weighted-Average Fair Value

Warrants Granted Whose Exercise Price Exceeded Fair Value at the Date of Grant	$0.30	$0.25
Warrants Granted Whose Exercise Price Was Equal or Lower Than Fair Value at the Date of Grant	$0.29	$0.32

The following table summarizes information about fixed-price warrants outstanding as of December 31, 2016:

Range of Exercise Prices	Number Outstanding at December 31, 2016	Average Remaining Contractual Life	Weighted-Average Exercise Price

$0.33	439,637	1 Month	$0.33
$0.16	750,000	3 Months	$0.16
$0.14 to $0.21	1,979,611	18 Months	$0.15
$0.06	3,317,001	21 Months	$0.06
$0.06	1,250,001	22 Months	$0.06
$0.16	1,118,068	26 Months	$0.16
$0.13	863,392	27 Months	$0.13
$0.12	928,984	29 Months	$0.12
$0.35	1,625,000	41 Months	$0.35
$0.35	535,714	43 Months	$0.35
$0.44	1,214,286	44 Months	$0.44
$0.37	178,571	45 months	$0.37
$0.07	249,433	48 Months	$0.07
$0.35	45,000	52 Months	$0.35
$0.35	30,000	53 Months	$0.35
$0.35	120,000	54 Months	$0.35
$0.35	150,000	56 Months	$0.35
$0.35	21,429	57 Months	$0.35
$0.35	25,714	58 Months	$0.35
$0.41	439,024	59 Months	$0.41
$0.27	555,556	60 Months	$0.27
	15,836,421

For the warrants issued in 2016, the Company valued the warrants utilizing the Black-Scholes option-pricing model with the following weighted-average inputs:

Stock Price on Date of Grant	$0.32
Exercise Price	$0.30
Volatility	138.0%
Term	5 Years
Risk-Free Interest Rate	4.25%
Expected Dividend Rate	0%

Based on the Black-Scholes calculations, warrant expense of $467,066 was recorded during the year ended December 31, 2016.

NOTE 16 – OPERATING LEASE COMMITMENTS

The Company leases certain business facilities under operating lease agreements that specify minimum rentals. Many of these have renewal provisions. The Company’s net rent expense for the years ended December 31, 2016, 2015 and 2014 was $515,413, $501,449 and $100,400, respectively.

Future minimum lease payments under non-cancelable operating leases having an initial or remaining term of more than one year are as follows:

Year Ending December 31	Scheduled Payments

2017	$1,522,311
2018	1,545,893
2019	1,479,234
2020	1,452,645
2021	1,497,038
2022 and Thereafter	3,944,331
Total Future Minimum Lease Payments	$11,441,452

NOTE 17 – SELECTED QUARTERLY FINANCIAL DATA

Selected financial data for 2016 and 2015 is summarized as follows and highlights certain items that impacted our quarterly results (unaudited):

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total Revenues	$1,548,167	$9,699,909	$6,950,365	$7,129,322
Gross Profit	$133,974	$1,649,944	$1,319,386	$(530,621)
Loss from Operations	$(1,912,374)	$(3,817,377)	$(4,686,560)	$(7,731,540)
Amortization of Debt Discount	$(94,406)	$(218,126)	$(610,089)	$(491,581)
Loss on Extinguishment of Debt	$(920,797)	$–	$–	$(4,462,016)
Loss from Derivatives Issued with Debt Greater Than Debt Carrying Value	$–	$(488,000)	$(867,000)	$(132,500)
(Loss) Gain on Fair Market Valuation of Derivatives	$(1,160,700)	$(206,000)	$771,000	$(1,248,800)
Interest Expense	$(55,995)	$(60,565)	$(159,633)	$(101,156)
Gain on Fair Market Valuation of Contingent Consideration	$–	$–	$–	$668,694
Provision (Benefit) for Income Taxes	–	$381,000	$410,300	$(791,300)
Net Loss Attributable to Terra Tech Corp.	$(4,126,064)	$(4,934,238)	$(5,587,759)	$(12,270,829)
Net Loss Per Common Share Attributable to Terra Tech Corp. Common Stockholders – Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.04)
Stock Price Per Share:
High	$0.42	$0.75	$0.51	$0.56
Low	$0.09	$0.22	$0.27	$0.22

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total Revenues	$763,353	$5,024,290	$2,018,351	$2,169,352
Gross Profit	$217,941	$262,614	$369,806	$166,510
Loss from Operations	$(2,104,570)	$(3,099,232)	$(1,729,508)	$(1,883,465)
Amortization of Debt Discount	$(41,126)	$(224,729)	$(258,306)	$(172,019)
Loss on Extinguishment of Debt	–	–	$(263,950)	$(355,494)
Loss from Derivatives Issued with Debt Greater Than Debt Carrying Value	$(224,000)	$(337,000)	–	–
Gain on Fair Market Valuation of Derivatives	$408,200	$999,000	$372,400	$20,500
Interest Expense	$(188,529)	$(129,701)	$(108,563)	$(42,783)
Gain on Fair Market Valuation of Contingent Consideration	$–	–	–	668,694
Provision for Income Taxes	$–	$3,076	$3,000	$37,924
Net Loss Attributable to Terra Tech Corp.	$(2,076,514)	$(2,756,576)	$(1,958,167)	$(2,434,323)
Net Loss Per Common Share Attributable to Terra Tech Corp. Common Stockholders – Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Stock Price Per Share:
High	$0.33	$0.22	$0.20	$0.14
Low	$0.17	$0.10	$0.08	$0.08

NOTE 18 – SEGMENT INFORMATION

The Company’s operating and reportable segments are currently organized around the following products that it offers as part of its core business strategy:

•	Hydroponic Produce

•	Cannabis Products

NOTE 18 – SEGMENT INFORMATION (Continued)

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

Hydroponic Produce

The Company’s locally grown hydroponic produce, which includes produce, herbs, and floral products, is started from seed and is grown in environmentally controlled greenhouses. When harvested, the products are sold through retailers targeted to customers seeking fresh produce locally grown using environmentally sustainable methods.

Cannabis Products

We operate a medical marijuana retail dispensaries in California and Nevada all of which operate under the name Blüm, which offer a broad selection of medical cannabis products including flowers, concentrates and edibles. Through IVXX, we produce and sell a line of medical cannabis flowers, as well as a line of medical cannabis-extracted products, which include concentrates, cartridges, vape pens and wax products.

NOTE 18 – SEGMENT INFORMATION (Continued)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Total asset amounts at December 31, 2016, 2015 and 2014 exclude intercompany receivable balances eliminated in consolidation.

	Year Ended December 31, 2016
	Hydroponic Produce	Cannabis Products	Eliminations and Other	Total

Total Revenues	$12,000,423	$13,207,327	$120,014	$25,327,764
Cost of Goods Sold	11,021,449	11,664,737	68,894	22,755,080

Gross Profit	978,974	1,542,590	51,120	2,572,684

Selling, General and Administrative Expenses	2,520,061	5,729,884	12,470,590	20,720,535

Loss from Operations	(1,541,087)	(4,187,294)	(12,419,470)	(18,147,851)

Other Expense:
Amortization of Debt Discount	–	–	(1,414,202)	(1,414,202)
Loss on Extinguishment of Debt	–	–	(5,382,813)	(5,382,813)
Loss from Derivatives Issued with Debt Greater than Debt Carrying Value	–	–	(1,487,500)	(1,487,500)
Loss on Fair Market Valuation of Derivatives	–	–	(1,844,500)	(1,844,500)
Interest Income (Expense)	–	–	(377,349)	(377,349)
Gain on Fair Market Valuation of Contingent Consideration	–	–	668,694	668,694

Total Other Expense	–	–	(9,837,670)	(9,837,670)

Loss Before Provision for Income Taxes	$(1,541,087)	$(4,187,294)	$(22,257,140)	$(27,985,521)

Total Assets at December 31, 2016	$7,064,697	$12,516,441	$56,597,592	$76,178,730

	Year Ended December 31, 2015
	Hydroponic Produce	Cannabis Products	Eliminations and Other	Total

Total Revenues	$8,633,538	$1,207,424	$134,384	$9,975,346
Cost of Goods Sold	7,771,039	1,078,852	108,584	8,958,475

Gross Profit	862,499	128,572	25,800	1,016,871

Selling, General and Administrative Expenses	1,910,375	763,728	7,159,543	9,833,646

Loss from Operations	(1,047,876)	(635,156)	(7,133,743)	(8,816,775)

Other Expense:
Amortization of Debt Discount	–	–	(696,180)	(696,180)
Loss on Extinguishment of Debt	–	–	(619,444)	(619,444)
Loss from Derivatives Issued with Debt Greater than Debt Carrying Value	–	–	(561,000)	(561,000)
Gain on Fair Market Valuation of Derivatives	–	–	1,800,100	1,800,100
Interest Expense	–	–	(469,576)	(469,576)

Total Other Expense	–	–	(546,100)	(546,100)

Loss Before Provision for Income Taxes	$(1,047,876)	$(635,156)	$(7,679,843)	$(9,362,875)

Total Assets at December 31, 2015	$5,383,659	$1,671,966	$2,109,414	$9,165,039

NOTE 18 – SEGMENT INFORMATION (Continued)

	Year Ended December 31, 2014
	Hydroponic Produce	Cannabis Products	Eliminations and Other	Total

Total Revenues	$6,627,109	$–	$467,161	$7,094,270
Cost of Goods Sold	6,667,967	–	273,311	6,941,278
		–
Gross Profit (Loss)	(40,858)	–	193,850	152,992

Selling, General and Administrative Expenses	1,506,684	1,115,577	15,718,986	18,341,247

Loss from Operations	(1,547,542)	(1,115,577)	(15,525,136)	(18,188,255)

Other Income (Expense):
Loss from Derivatives Issued with Debt Greater than Debt Carrying Value	–	–	(4,808,000)	(4,808,000)
Gain on Fair Market Valuation of Derivatives	–	–	1,912,037	1,912,037
Interest Income (Expense)	2,232	–	(1,098,556)	(1,096,324)

Total Other Income (Expense)	2,232	–	(3,994,519)	(3,992,287)

Loss Before Provision for Income Taxes	$(1,545,310)	$(1,115,577)	$(19,519,655)	$(22,180,542)

Total Assets at December 31, 2014	$5,956,861	$858,180	$904,185	$7,719,226

NOTE 19 – LITIGATION AND CLAIMS

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follow appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for the Company’s financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there were no matters that required an accrual as of December 31, 2016, nor were there any asserted or unasserted claims for which material losses are reasonably possible.

NOTE 20 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2016, our subsidiary, IVXX, purchased raw materials totaling $16,076 from Black Oak, an entity in which the Company's Chief Executive Officer then-held an ownership interest of 12% prior to the acquisition. On April 1, 2016, we acquired Black Oak and it became a wholly-owned subsidiary of the Company. There was no accounts receivable balance from Black Oak as of March 31, 2016.

Prior to the acquisition of Black Oak, IVXX had historically not been charged any rent for use of the space where its extraction lab is located.

We lease the land in Belvidere, New Jersey, on which Edible Garden’s greenhouse structure is situated. The land is being leased from Whitetown Realty, LLC, an entity in which David Vande Vrede and Greda Vande Vrede own interests. David Vande Vrede and Greda Vande Vrede are the parents of three of our directors, Kenneth Vande Vrede, Michael Vande Vrede, and Steven Vande Vrede. The lease commenced on January 1, 2014 and expires December 31, 2029. The current monthly lease amount is $14,423 and increases 1.5% each calendar year.

Pursuant to an Independent Director Agreement dated June 9, 2016 by and between us and Steven J. Ross, we agreed to pay Mr. Ross $8,333 per month for a period of one year. We also issued to Mr. Ross an aggregate of 720,721 restricted shares of Common Stock, of which all of the shares vested on the date of appointment.

NOTE 20 – RELATED PARTY TRANSACTIONS (Continued)

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

NOTE 21 – SUBSEQUENT EVENTS

In the first quarter of 2017, senior secured convertible promissory notes and accrued interest in the amount of $3,434,463 were converted into 15,115,154 shares of common stock.

In the first quarter of 2017, the Company sold 4,631,504 shares of common stock for the net amount of $1,300,000 pursuant to an equity financing facility with Dominion Capital, LLC.

Securities Purchase Agreement Dated February 22, 2017 and 12% Senior Convertible Promissory Note Due August 22, 2018

On February 22, 2017, the Company entered into a Securities Purchase Agreement (the ‘Purchase Agreement”) with an accredited investor (the “Purchaser”) pursuant to which the Company sold to the Purchaser a 12% Senior Convertible Promissory Note due August 22, 2018 (the “Note”) in the principal amount of $3,000,000 for a purchase price of $3,000,000 (the “Offering”). There were no fees or expenses deducted from the net proceeds received by the Company in the Offering. The Note and the shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) issuable upon conversion of the Note (the “Conversion Shares”) are collectively referred to herein as the “Securities.”

The Purchase Agreement contains customary representations, warranties, and covenants by, among, and for the benefit of the parties.

Pursuant to the Purchase Agreement, the Company agreed to sell the Securities pursuant to an effective shelf registration statement on Form S-3 (Registration No 333-210673), declared effective by the Securities and Exchange Commission on August 12, 2016, and a related prospectus supplement thereto.

The Note matures on August 22, 2018 (the “Maturity Date”), less any amounts converted or redeemed prior to the Maturity Date. The Note accrues interest at a rate of 12% per annum, payable on the Maturity Date or upon any conversion, prepayment, event of default or other acceleration of payment under the Note. All interest payments under the Note are payable, at the Company’s option, in cash or shares of Common Stock.

All principal and interest due and owing under the Note is convertible into shares of Common Stock at any time at the election of the holder at a conversion price per share equal to the lower of (i) $0.2495 or (ii) 85% of the lowest daily volume weighted-average price of the Common Stock in the fifteen (15) trading days prior to the conversion date (the “Conversion Price”), which Conversion Price is subject to adjustment for (i) stock splits, stock dividends, combinations, or similar events and (ii) full ratchet anti-dilution protection. Upon certain events of default, the conversion price of the Note will automatically become 70% of the average of the three (3) lowest volume weighted-average prices of the Common Stock in the twenty (20) consecutive trading days prior to the conversion date for so long as such event of default remains in effect.

In addition, at any time that (i) the daily volume weighted-average price of the Common Stock for the prior ten (10) consecutive trading days is $0.70 or more and (ii) the average daily trading value of the Common Stock is greater than $2,500,000 for the prior ten (10) consecutive trading days, then the Company may demand, upon one (1) day’s notice, that the holder convert the Note at the Conversion Price.

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

TERRA TECH CORP.

Date: March 31, 2017	By:	/s/ Derek Peterson
Derek Peterson
President and Chief Executive Officer

69

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Derek Peterson and Michael James, and each of them, as his true and lawful attorney-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K of Terra Tech Corp. for the fiscal year ended December 31, 2016, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, grant unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Power of Attorney has been signed by the following persons in the capacities and on the dates stated.

Date: March 31, 2017	By:	/s/ Derek Peterson
Derek Peterson
President and Chief Executive Officer, and Chairman of the Board
(Principal Executive Officer)

Date: March 31, 2017	By:	/s/ Amy Almsteier
Amy Almsteier
Director

Date: March 31, 2017	By:	/s/ Michael A. Nahass
Michael A. Nahass
Director, Secretary and Treasurer

Date: March 31, 2017	By:	/s/ Steven J. Ross
Steven J. Ross
Director

Date: March 31, 2017	By:	/s/ Kenneth Vande Vrede
Kenneth Vande Vrede
Chief Operating Officer and Director

Date: March 31, 2017	By:	/s/ Steven Vande Vrede
Steven Vande Vrede
Director

Date: March 31, 2017	By:	/s/ Michael Vande Vrede
Michael Vande Vrede
Director

Date: March 31, 2017	By:	/s/ Michael James
Michael James
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

Date: March 31, 2017	By:	/s/ Kenneth P. Krueger
Kenneth P. Krueger
Director

70