Form 10-Q
period 2017-03-31
Terra Tech Corp.
filed 2017-05-10
CIK 1451512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________

Commission File Number: 000-54258

TERRA TECH CORP.
(Exact Name of Registrant as Specified in its Charter)

NEVADA	26-3062661
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2040 Main Street, Suite 225 Irvine, California	92614
(Address of Principal Executive Offices)	(Zip Code)

(855) 447-6967

(Registrant’s Telephone Number, Including Area Code)

4700 Von Karman, Suite 110, Newport Beach, California 92660

(Former Name, Former Address, and Former Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 5, 2017, there were 586,696,306 shares of common stock outstanding, 100 shares of Series A Preferred Stock, convertible at any time into 100 shares of common stock, 37,425,953 shares of Series B Preferred Stock, convertible into approximately 201,513,515 shares of common stock, 15,007,505 shares of common stock issuable upon the exercise of all of our outstanding warrants, and 2,791,667 shares of common stock issuable upon the exercise of all vested stock options.

TERRA TECH CORP. AND SUBSIDIARIES

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2017

TERRA TECH CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets:
Cash	$10,252,700	$9,749,572
Accounts Receivable	419,282	747,792
Inventory	2,117,857	1,909,330
Prepaid Expenses	1,860,612	704,721
Total Current Assets	14,650,451	13,111,415

Property, Equipment and Leasehold Improvements, Net	10,525,431	10,464,764
Intangible Assets, Net	23,197,573	23,627,098
Goodwill	28,921,260	28,921,260
Other Assets	282,987	54,193
TOTAL ASSETS	$77,577,702	$76,178,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current Liabilities:
Accounts Payable and Accrued Expenses	$3,692,329	$2,417,400
Derivative Liabilities	4,848,600	6,987,000
Short-Term Debt	505,000	564,324
Income Taxes Payable	615,830	615,830
Contingent Consideration	16,434,620	12,085,859
Total Current Liabilities	26,096,379	22,670,413

Long-Term Liabilities:
Long-Term Debt	1,706,378	1,354,352
Total Long-Term Liabilities	1,706,378	1,354,352
Total Liabilities	27,802,757	24,024,765

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock, Convertible Series A, Par Value $0.001: 100 Shares Authorized as of March 31, 2017 and December 31, 2016; 100 Shares Issued and Outstanding as of March 31, 2017 and December 31, 2016	–	–
Preferred Stock, Convertible Series B, Par Value $0.001: 49,999,900 Shares Authorized as of March 31, 2017 and December 31, 2016; 37,425,953 Shares Issued and Outstanding as of March 31, 2017; 36,825,953 Shares Issued and Outstanding as of December 31, 2016	37,426	36,826
Common Stock, Par Value $0.001: 990,000,000 Shares Authorized as of March 31, 2017 and December 31, 2016; 577,022,942 Shares Issued and Outstanding as of March 31, 2017; 553,863,812 Shares Issued and Outstanding as of December 31, 2016	577,023	553,864
Additional Paid-In Capital	133,004,724	124,915,182
Accumulated Deficit	(82,982,987)	(72,870,999)
Total Terra Tech Corp. Stockholders’ Equity	50,636,186	52,634,873
Non-Controlling Interest	(861,241)	(480,908)
Total Stockholders’ Equity	49,774,945	52,153,965

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$77,577,702	$76,178,730

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016

Total Revenues	$6,824,456	$1,548,167
Cost of Goods Sold	6,465,393	1,414,193

Gross Profit	359,063	133,974

Selling, General and Administrative Expenses	6,386,300	2,046,348

Loss from Operations	(6,027,237)	(1,912,374)

Other Income (Expense):
Amortization of Debt Discount	(610,616)	(94,406)
Loss on Extinguishment of Debt	(1,039,458)	(920,797)
Gain (Loss) on Fair Market Valuation of Derivatives	1,610,750	(1,160,700)
Interest Expense	(157,833)	(55,995)
Loss on Fair Market Valuation of Contingent Consideration	(4,348,761)	–

Total Other Income (Expense)	(4,545,918)	(2,231,898)

Loss Before Provision for Income Taxes	(10,573,155)	(4,144,272)
Provision for Income Taxes	–	–

Net Loss	(10,573,155)	(4,144,272)
Net Loss Attributable to Non-Controlling Interest	461,167	18,208

NET LOSS ATTRIBUTABLE TO TERRA TECH CORP.	$(10,111,988)	$(4,126,064)

Net Loss Per Common Share Attributable to Terra Tech Corp. Common Stockholders – Basic and Diluted	$(0.02)	$(0.01)

Weighted-Average Number of Common Shares Outstanding – Basic and Diluted	567,271,642	326,500,982

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(10,111,988)	$(4,126,064)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Loss (Gain) on Fair Market Valuation of Derivatives	(1,610,750)	1,160,700
Loss on Fair Market Valuation of Contingent Consideration	4,348,761	–
Loss on Extinguishment of Debt	1,039,458	920,797
Amortization of Debt Discount	610,616	94,406
Depreciation and Amortization	892,598	161,349
Warrants Issued with Common Stock and Debt	107,035	–
Stock Issued for Interest Expense	129,639	–
Stock Issued for Compensation	1,061,506	–
Stock Issued for Director Fees	37,500	–
Stock Issued for Services	145,011	60,550
Stock Option Expense	47,589	47,589
Change in Allowance for Doubtful Accounts	–	(6,659)
Changes in Operating Assets and Liabilities:
Accounts Receivable	328,510	(55,413)
Inventory	(208,527)	(310,991)
Prepaid Expenses	(1,155,891)	127,862
Other Assets	(228,795)	3,892
Accounts Payable and Accrued Expenses	1,274,929	265,177
NET CASH USED IN OPERATING ACTIVITIES	(3,292,799)	(1,656,805)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property, Equipment and Leasehold Improvements	(523,740)	(770,203)
Purchase of Intangible Assets – Domain Names	–	(50,000)
NET CASH USED IN INVESTING ACTIVITIES	(523,740)	(820,203)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Notes Payable	3,000,000	–
Proceeds from Issuance of Common Stock	1,700,000	3,208,134
Net Loss Attributable to Non-Controlling Interest	(461,167)	(18,208)
Cash Contribution from Non-Controlling Interest	80,834	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,319,667	3,189,926

NET CHANGE IN CASH	503,128	712,918
Cash at Beginning of Period	9,749,572	418,082
CASH AT END OF PERIOD	$10,252,700	$1,131,000

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash Paid for Interest	$–	$9,000

SUPPLEMENTAL DISCLOSURE FOR FINANCING ACTIVITIES:
Derivative Debt Converted into Equity	$2,770,650	$–
Issuance of Common Stock for Debt and Interest Expense	$3,688,963	$–

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

NOTE 1 – DESCRIPTION OF BUSINESS

Organization

References in the notes to unaudited consolidated financial statements to “the Company”, “Terra Tech”, “we”, “us”, or “our” are intended to mean Terra Tech Corp., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

Through MediFarm, LLC, a Nevada limited liability company (“MediFarm”), MediFarm I, LLC, a Nevada limited liability company (“MediFarm I”), and MediFarm II, LLC, a Nevada limited liability company (“MediFarm II”), subsidiaries in which the Company owns interests, the Company operates and/or plans to operate medical marijuana dispensary facilities, cultivation, and production facilities in Nevada. Through IVXX, LLC, a Nevada limited liability company (“IVXX LLC”), and IVXX, Inc., a California corporation (“IVXX Inc.”; together with IVXX LLC, “IVXX”), the Company’s wholly-owned subsidiary, the Company produces and sells a line of cannabis flowers, as well as a line of cannabis pure concentrates. Most recently, the Company formed another wholly-owned subsidiary, MediFarm I Real Estate, LLC, a Nevada limited liability company (“MediFarm I RE”), which owns the real property on which a medical marijuana dispensary will be constructed. The dispensary will be operated by MediFarm I. Through Black Oak Gallery, we operate a medical marijuana retail dispensary, a medical marijuana cultivation facility, and have a second medical marijuana cultivation facility in the early stages of construction, all in Oakland, California. The Company is a wholesale seller of locally grown hydroponic produce, herbs and floral products through its wholly-owned subsidiary, Edible Garden Corp., a Nevada corporation (“Edible Garden”).

On April 1, 2016, the Company acquired Black Oak Gallery, a California corporation (“Black Oak”). Black Oak operates a medical marijuana retail dispensary in Oakland, California under the name Blüm, pursuant to that certain Agreement and Plan of Merger, dated December 23, 2015 (the “Merger Agreement”), with Generic Merger Sub, Inc., a California corporation and our wholly-owned subsidiary (the “Merger Sub”), and Black Oak.

Since the Merger was completed on April 1, 2016, Black Oak’s financial results are not included in our unaudited consolidated financial statements for the three months ended March 31, 2016.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Terra Tech’s annual report on Form 10-K for the year ended December 31, 2016.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Inventory

We value our inventory at the lower of the actual cost of our inventory, as determined using the first-in, first-out method, or its current estimated net realizable value (“NRV”). ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”, defines NRV as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We periodically review our physical inventory for excess, obsolete, and potentially impaired items and reserve accordingly. Our reserve estimate for excess and obsolete is based on expected future use. Our reserve estimates have historically been consistent with our actual experience as evidenced by actual sale or disposal of the goods.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The approximate useful lives for depreciation of our property, equipment and leasehold improvements are as follows: 32 years for buildings; three to eight years for furniture and equipment; and the shorter of the estimated useful life or the underlying lease term for leasehold improvements. Repairs and maintenance expenditures that do not extend the useful lives of related assets are expensed as incurred.

Goodwill

Goodwill is measured as the excess of consideration transferred and the net of the acquisition date fair value of assets acquired and liabilities assumed in a business acquisition. Goodwill is not amortized for accounting purposes.

We review the goodwill allocated to each of our reporting units for possible impairment annually on August 1 and whenever events or changes in circumstances indicate its carrying amount may not be recoverable. When assessing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform a two-step impairment test. If we conclude otherwise, then no further action is taken. We also have the option to bypass the qualitative assessment and only perform a quantitative assessment, which is the first step of the two-step impairment test. In the two-step impairment test, we measure the recoverability of goodwill by comparing a reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit.

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

Impairment of Long-Lived Assets

We have adopted paragraph 360-10-35-17 of FASB Accounting Standards Codification (“ASC”) for our long-lived assets. Our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We assess the recoverability of our long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the assets expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

Other Assets

Other assets are comprised primarily of security deposits for leased properties in California, Nevada and New Jersey. The deposits will be returned at the end of the lease term.

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

Cannabis Dispensary, Cultivation and Production

We recognize revenue from manufacturing and distribution product sales and upon transfer of title and risk to the customer, which occurs either at shipping (F.O.B. terms) or upon sell through depending on the arrangement.

Revenue from our retail dispensaries is recognized net of discounts, rebates, promotional adjustments, price adjustments and returns, and net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority. Revenue is recorded upon transfer of title and risk to the customer which occurs at the time customers take delivery of our products at our retail dispensaries. Upon purchase, we have no further performance obligations and collection is assured as sales are paid for at time of purchase.

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

Herbs and Produce Products

We recognize revenue from products grown in our greenhouses and sold net of discounts, rebates, promotional adjustments, price adjustments, and estimated returns and upon transfer of title and risk to the customer, which occurs at shipping (F.O.B. terms). Upon shipment, we have no further performance obligations, selling price is fixed, and collection is reasonably assured.

Cost of Goods Sold

Cannabis Dispensary, Cultivation and Production

Cost of goods sold includes the costs directly attributable to product sales and includes amounts paid for finished goods, such as flower, edibles, and concentrates, as well as packaging and other supplies, fees for services and processing, other expenses for services, and allocated overhead. Overhead expenses include allocations of rent, administrative salaries, utilities, and related costs. It also includes the cost incurred in producing the oils, waxes, shatters, and clears sold by IVXX.

Herbs and Produce Products

Cost of goods sold are for the plants grown, packaging, other supplies and in addition to purchased plants which are sold into the retail marketplace by Edible Garden.  Other expenses include freight, allocations of rent, utilities and repairs and maintenance.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

The Company accounts for its stock-based awards in accordance with ASC subtopic 718-10, “Compensation,” which requires fair value measurement on the grant date and recognition of compensation expense for all share-based payment awards made to employees and directors, including restricted stock awards. For stock options, the Company estimates the fair value using a closed option valuation (Black-Scholes) model. The fair value of restricted stock awards is based upon the quoted market price of the common shares on the date of grant. The fair value is then expensed over the requisite service periods of the awards, net of estimated forfeitures, which is generally the performance period and the related amount is recognized in the consolidated statements of operations.

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

Income Taxes

We provide for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have incurred net operating losses for financial-reporting and tax-reporting purposes. At March 31, 2017 and December 31, 2016, such net operating losses were offset entirely by a valuation allowance.

The Company recognizes uncertain tax positions based on a benefit recognition model. Provided that the tax position is deemed more likely than not of being sustained, the Company recognizes the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon settlement. The tax position is derecognized when it is no longer more likely than not of being sustained. The Company classifies income tax related interest and penalties as interest expense and selling, general and administrative expense, respectively, on the consolidated statements of operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Common Share

Net loss per share is computed in accordance with the provisions of ASC 260, “Earnings Per Share,” by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the three months ended March 31, 2017 and 2016. Therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for both periods.

Fair Value of Financial Instruments

We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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

Recently Issued Accounting Standards

FASB ASU 2017-04 (Topic 350), “Intangibles - Goodwill and Others” – Issued in January 2017, ASU 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 is effective for annual periods beginning after December 15, 2019 including interim periods within those periods. We are currently evaluating the effect that ASU 2017-04 will have on our consolidated financial statements and related disclosures.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FASB ASU No. 2016-02 (Topic 842), “Leases” – Issued in February 2016, ASU No. 2016-02 will require entities to recognize right-of-use assets and lease liabilities on the balance sheet for the rights and obligations created by all leases, including operating leases, with terms of more than 12 months. The new standard also requires additional disclosures on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. The new standard will be effective for the Company on January 1, 2019. Early adoption is permitted. The Company is in the process of evaluating the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.

FASB ASU No. 2014-09 (Topic 606), “Revenue from Contracts with Customers” – Issued in May 2014, ASU 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of the contracts. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. This amendment defers the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016- 08, “Principal versus Agent Considerations (Reporting Gross versus Net),” which amends the principal versus agent guidance and clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. In addition, the FASB issued ASU Nos. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” and 2016-12, “Narrow-Scope Improvements and Practical Expedients”, both of which provide additional clarification of certain provisions in Topic 606. These Accounting Standards Codification (“ASC”) updates are effective for annual reporting periods beginning after December 15, 2017, but early adoption is permitted. Early adoption is permitted only as of annual reporting periods after December 15, 2016. The standard permits the use of either the retrospective or retrospectively with the cumulative effect transition method. We are currently in the process of evaluating all revenue streams, accounting policies, practices and reporting to identify and understand any impact on our consolidated financial statements.

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

NOTE 4 – INVENTORY

Raw materials consist of Edible Garden’s herb product lines and IVXX’s line of cannabis pure concentrates. Work-in-progress consists of live plants grown for Edible Garden’s herb product lines, live plants grown at Black Oak, and IVXX’s line of cannabis pure concentrates. Finished goods consists of IVXX’s line of cannabis packaged products to be sold into dispensaries, and Edible Gardens products to be sold via food, drug, and mass channels.

Cost of goods sold is calculated using the average costing method. The Company reviews its inventory periodically to determine net realizable value. The Company writes down inventory, if required, based on forecasted demand. These factors are impacted by market and economic conditions, new products introductions, and require estimates that may include uncertain elements.

NOTE 4 – INVENTORY (Continued)

As of March 31, 2017 and December 31, 2016, inventory consisted of the following:

	March 31, 2017	December 31, 2016

Raw Materials	$453,442	$486,119
Work-in-Progress	740,877	570,145
Finished Goods	923,538	853,066

Total Inventory	$2,117,857	$1,909,330

NOTE 5 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

As of March 31, 2017 and December 31, 2016, property, equipment and leasehold improvements at cost, less accumulated depreciation, consisted of the following:

	March 31, 2017	December 31, 2016

Land and Building	$1,454,124	$1,454,124
Furniture and Equipment	3,326,103	3,141,244
Computer Hardware and Software	435,093	396,479
Leasehold Improvements	8,328,059	8,027,792

Subtotal	13,543,379	13,019,639
Less Accumulated Depreciation	(3,017,948)	(2,554,875)

Property, Equipment and Leasehold Improvements, Net	$10,525,431	$10,464,764

Depreciation expense related to property, equipment and leasehold improvements for the three months ended March 31, 2017 and 2016 was $463,073 and $150,729, respectively.

NOTE 6 – INTANGIBLE ASSETS

As of March 31, 2017 and December 31, 2016, intangible assets consisted of the following:

		March 31, 2017			December 31, 2016
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

Amortized Intangible Assets:
Customer Relationships	5 to 12	$8,960,700	$(999,744)	$7,960,956	$8,960,700	$(780,960)	$8,179,740
Trade Brands and Patent	2 to 8	498,598	(118,409)	380,189	498,598	(91,061)	407,537
Dispensary License	14	10,270,000	(733,572)	9,536,428	10,270,000	(550,179)	9,719,821
Total Amortized Intangible Assets		19,729,298	(1,851,725)	17,877,573	19,729,298	(1,422,200)	18,307,098

Unamortized Intangible Assets:
Trade Name	Indefinite	5,320,000	–	5,320,000	5,320,000	–	5,320,000
Total Unamortized Intangible Assets		5,320,000	–	5,320,000	5,320,000	–	5,320,000

Total Intangible Assets		$25,049,298	$(1,851,725)	$23,197,573	$25,049,298	$(1,422,200)	$23,627,098

Intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $429,525 and $10,620 for the three months ended March 31, 2017 and 2016, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2017 and December 31, 2016, accounts payable and accrued expenses consisted of the following:

	March 31, 2017	December 31, 2016

Accounts Payable	$2,155,895	$1,986,907
Sales Tax Payable	1,008,479	122,470
Accrued Interest Payable	124,827	96,633
Accrued Expenses	403,128	211,390

Total Accounts Payable and Accrued Expenses	$3,692,329	$2,417,400

NOTE 8 – NOTES PAYABLE

As of March 31, 2017 and December 31, 2016, notes payable consisted of the following:

	March 31, 2017	December 31, 2016

Unsecured promissory demand notes issued to an accredited investor, which bear interest at a rate of 4% per annum. Holder may elect to convert into common stock at $0.75 per share.	$5,000	$64,324
Convertible promissory note dated December 14, 2015, issued to accredited investors, which matured December 13, 2016 and bears interest at a rate of 12% per annum. The holder of the note extended the maturity to December 13, 2017. The conversion price is $0.1211, subject to adjustment.	500,000	500,000
Senior convertible promissory note dated October 28, 2016, issued to accredited investors, which matures April 28, 2018 and bears interest at a rate of 1% per annum. The conversion price is 90% of the average of the lowest three (3) VWAPs for the five (5) consecutive trading days prior to the conversion date.	–	102,582
Senior convertible promissory note dated November 1, 2016, issued to accredited investors, which matures May 1, 2018 and bears interest at a rate of 12% per annum. The conversion price is $0.35, subject to adjustment.	53,539	31,615
Senior convertible promissory note dated December 16, 2016, issued to accredited investors, which matures June 16, 2018 and bears interest at a rate of 12% per annum. The conversion price is $0.27, subject to adjustment.	743,841	1,220,155
Senior convertible promissory note dated February 23, 2017, issued to accredited investors, which matures August 22, 2018 and bears interest at a rate of 12% per annum. The conversion price is $0.25, subject to adjustment.	908,998	–

Total Debt	2,211,378	1,918,676

Less Short-Term Portion	505,000	564,324

Long-Term Portion	$1,706,378	$1,354,352

As of March 31, 2017 and December 31, 2016, total debt was $2,211,378 and $1,918,676, respectively, which included unamortized debt discount of $3,443,622 and $4,295,648, respectively. The senior secured promissory notes are secured by shares of common stock. There was accrued interest payable of $124,827 and $96,633 as of March 31, 2017 and December 31, 2016, respectively.

Securities Purchase Agreement Dated February 22, 2017 and 12% Senior Convertible Promissory Note Due August 22, 2018

On February 22, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Purchaser”) pursuant to which the Company sold to the Purchaser a 12% Senior Convertible Promissory Note due August 22, 2018 (the “Note”) in the principal amount of $3,000,000 for a purchase price of $3,000,000 (the “Offering”). There were no fees or expenses deducted from the net proceeds received by the Company in the Offering. The Note and the shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) issuable upon conversion of the Note (the “Conversion Shares”) are collectively referred to herein as the “Securities.”

NOTE 8 – NOTES PAYABLE (Continued)

All principal and interest due and owing under the Note is convertible into shares of Common Stock at any time at the election of the holder at a conversion price per share equal to the lower of (i) $0.2495 or (ii) 85% of the lowest daily volume weighted average price of the Common Stock in the fifteen (15) trading days prior to the conversion date (the “Conversion Price”), which Conversion Price is subject to adjustment for (i) stock splits, stock dividends, combinations, or similar events and (ii) full ratchet anti-dilution protection. The Company accounts for debt discount according to ASC 470-20 Debt With Conversion And Other Options. Debt discount in the amount of $2,243,000 associated with the Convertible Note was recorded and will be amortized over the term of the note. Upon certain events of default, the conversion price of the Note will automatically become 70% of the average of the three (3) lowest volume weighted average prices of the Common Stock in the twenty (20) consecutive trading days prior to the conversion date for so long as such event of default remains in effect. All interest payments under the Note are payable, at the Company’s option, in cash or shares of Common Stock.

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

NOTE 9 – CONTINGENT CONSIDERATION LIABILITY

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

In the acquisition of Black Oak Gallery, the Company valued the contingent consideration based on an analysis using a cash flow model to determine the expected contingent consideration payment, which model determined that the aggregate expected contingent consideration liability was $15,305,463 and the present value of the contingent consideration liability was $12,754,553. Accordingly, the Company recognized at April 1, 2016, the closing date of the Black Oak merger, a $12,754,553 contingent consideration liability associated with the contingent consideration paid pursuant to the Merger Agreement.

On April 1, 2017, the anniversary date of the acquisition, as well as the settlement date of the contingent consideration, the final contingent consideration was $16,434,620, or approximately $1.1 million greater than the expected contingent consideration liability of $15,305,463 which the Company estimated on April 1, 2016, the closing date of the Black Oak acquisition.

At March 31, 2017 and December 31, 2016, the total contingent consideration based upon the analysis using the cash flow model to determine the expected contingent consideration payment was $16,434,620 and $12,085,858, respectively, a difference of approximately $4.3 million. The increase was primarily due to i.) revisions in the estimated probability that the upper threshold of $16,667,000 of the revenue target component of the contingent consideration would be met, which revenue target was met as of April 1, 2017, and ii.) the change in the quoted price of the underlying shares of the Company’s common stock which change affected the number of shares to be issued pursuant to the contingent consideration.

Changes in the fair market valuation of contingent consideration are recognized in the consolidated statements of operations. For the three months ended March 31, 2017, the change in the fair market valuation of contingent consideration was $4,348,761 which amount reflects the final settlement of the change in fair value of the Contingent Consideration liability.

See “Note 10 – Fair Value Measurements” for further information.

See “Note 16 – Subsequent Events” for further information on the final settlement of the contingent consideration liability during the month ended April 2017.

NOTE 10 – FAIR VALUE MEASUREMENTS

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of the dates indicated:

	Fair Value at March 31,	Fair Value Measurement Using
Description	2017	Level 1	Level 2	Level 3

Derivative Liabilities – Conversion Feature	$4,848,600	$–	$–	$4,848,600
Liability – Contingent Consideration	16,434,620	–	–	16,434,620
	$21,283,220	$–	$–	$21,283,220

	Fair Value at December 31,	Fair Value Measurement Using
Description	2016	Level 1	Level 2	Level 3

Derivative Liabilities – Conversion Feature	$6,987,000	$–	$–	$6,987,000
Liability – Contingent Consideration	12,085,859	–	–	12,085,859
	$19,072,859	$–	$–	$19,072,859

No financial assets were measured on a recurring basis as of March 31, 2017 and December 31, 2016.

The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017 and 2016:

Balance at December 31, 2016	$6,987,000

Change in Fair Market Value of Conversion Feature	(1,610,750)
Derivative Debt Converted into Equity	(2,770,650)
Issuance of Debt Instruments with Derivatives	2,243,000

Balance at March 31, 2017	$4,848,600

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

The following table presents a reconciliation of the Contingent Consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017:

Balance at December 31, 2016	$12,085,859

Change in Fair Market Valuation of Contingent Consideration	4,348,761

Balance at March 31, 2017	$16,434,620

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

Non-financial assets, such as property, equipment and leasehold improvements, goodwill, and intangible assets, are required to be measured at fair value only when an impairment loss is recognized. The Company did not record an impairment charge related to these assets during the three months ended March 31, 2017 and 2016.

NOTE 11 – INCOME TAXES

For the three months ended March 31, 2017 and 2016, the Company had no income tax expense (benefit).

As of March 31, 2017 and December 31, 2016, the components of deferred income tax assets and deferred income tax liabilities consisted of the following:

	March 31, 2017	December 31, 2016

Deferred Income Tax Assets:
Allowance for Bad Debt	$–	$–
Warrants Expense	4,523,171	4,186,000
Derivatives Expense	5,958,719	4,067,000
Net Operating Losses	16,763,194	15,242,000

Deferred Income Tax Liabilities:
Depreciation	(1,467,893)	(1,334,000)

Total	25,777,191	22,161,000
Valuation Allowance	(25,777,191)	(22,161,000)

Net Deferred Tax Liabilities	$–	$–

For the three months ended March 31, 2017 and 2016, certain of the Company’s subsidiaries produced and sold cannabis or cannabis pure concentrates, subjecting the Company to the limits of IRC Section 280E. Pursuant to IRC Section 280E, the Company is allowed only to deduct expenses directly related to sales of product.

Permanent differences include ordinary and necessary business expenses deemed by the Company as a non-allowable deduction under IRC Section 280E, and tax deductions related to equity compensation that are less than the compensation recognized for financial reporting.

NOTE 11 – INCOME TAXES (Continued)

As of March 31, 2017 and December 31, 2016, the Company had net operating loss carryforwards of approximately $37,885,008 and $34,940,000, respectively, which, if unused, will expire beginning in the year 2034. These tax attributes are subject to an annual limitation from equity shifts, which constitute a change of ownership as defined under Internal Revenue Code (“IRC”) Section 382, which will limit their utilization. The Company has yet to assess the effect of these limitations, but expects these losses to be substantially limited. Accordingly, the Company has placed a reserve against any assets associated with these losses.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. All tax years from 2012 to 2016 are subject to examination.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred through the period ended March 31, 2017. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of March 31, 2017, a valuation allowance has been recorded against all deferred tax assets as these assets are more likely than not to be unrealized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

NOTE 12 – EQUITY

Preferred Stock

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

During the three months ended March 31, 2017, the Company issued 600,000 shares of Series B preferred stock for compensation in the amount of $1,035,406.

Common Stock

During the three months ended March 31, 2017, senior secured convertible promissory notes and accrued interest in the amount of $3,688,963 were converted into 16,281,088 shares of common stock.

During the three months ended March 31, 2017, the Company sold 6,185,395 shares of common stock for the net amount of $1,700,000 pursuant to an equity financing facility with an accredited investor.

During the three months ended March 31, 2017, the Company issued 125,000 shares of common stock for director fees in the amount of $37,500, issued 467,647 shares of common stock for services performed in the amount of $145,011 and issued 100,000 shares of common stock for compensation in the amount of $26,100.

During the three months ended March 31, 2016, senior secured convertible promissory notes and accrued interest in the amount of $961,740 were converted into 13,906,149 shares of common stock.

During the three months ended March 31, 2016, the Company sold 25,715,674 shares of common stock for the net amount of $3,208,134 pursuant to an equity financing facility with an accredited investor.

NOTE 12 – EQUITY (Continued)

Stock-Based Compensation Expense

A summary of stock based compensation for the three months ended March 31, 2017 and 2016 is as follows:

	March 31, 2017		March 31, 2016
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense	Number of Shares or Options Granted	Stock-Based Compensation Expense

Stock Options	–	$47,589	6,700,000	$47,589

Stock Grants:
Employees (Common Stock)	100,000	26,100	–	–
Employees (Series B Preferred Stock)	600,000	1,035,406	–	–
Directors (Common Stock)	125,000	37,500	350,000	60,550
Non-Employee Consultants (Common Stock)	467,647	145,011	–	–

Total Stock-Based Compensation Expense	1,292,647	$1,291,606	7,050,000	$108,139

NOTE 13 – OPERATING LEASE COMMITMENTS

The Company leases certain business facilities under operating lease agreements that specify minimum rentals. Many of these have renewal provisions. The Company’s net rent expense for the three months ended March 31, 2017 and 2016 was $314,813 and $133,867, respectively.

NOTE 14 – SEGMENT INFORMATION

The Company’s operating and reportable segments are currently organized around the following products that it offers as part of its core business strategy:

•	Herbs and Produce Products – Includes herbs and leafy greens that are grown using classic Dutch hydroponic farming methods.

•	Cannabis Dispensary, Cultivation and Production – Includes cannabis-focused retail, cultivation and production

These two reportable segments, which are described in greater detail below, had previously been reported on a combined basis as they had been operated and evaluated as one operating segment. The Company experienced significant growth over the last year in most of our product areas. As the Company has grown organically, and as the Company previously added to its capabilities through acquisitions, its products have increased in scale and become more strategically important and distinctly organized and managed under these two groupings. In addition, Derek Peterson, the Company’s Chief Operating Decision Maker (“CODM”), has begun reviewing results and managing and allocating resources between these two strategic business groupings, and has begun budgeting using these business segments. The Company’s CODM reviews revenues including intersegment revenues, gross profit and operating income (loss) before income taxes when evaluating segment performance and allocating resources to each segment. Accordingly, intersegment revenue is included in the segment revenues presented in the tables below and is eliminated from revenues and cost of sales in the “Eliminations and Other” column. The “Eliminations and Other” column also includes various income and expense items that the Company does not allocate to its operating segments. These income and expense amounts include the results of the Company’s hydroponic equipment, which are not material, interest income, interest expense, corporate overhead, and corporate-wide expense items such as legal and professional fees as well as expense items for which we have not identified a reasonable basis for allocation. The accounting policies of the reportable segments are the same as those described in Note 2 of the Notes to the Consolidated Financial Statements.

NOTE 14 – SEGMENT INFORMATION (Continued)

Herbs and Produce Products

Either independently or in conjunction with third parties, we are a retail seller of locally grown hydroponic herbs, produce, and floral products, which are distributed through major grocery stores throughout the East and Midwest regions of the U.S.

Cannabis Dispensary, Cultivation and Production

Either independently or in conjunction with third parties, we operate medical marijuana retail dispensaries, medical marijuana cultivation and production facilities in California and Nevada. We own real property in Nevada on which we plan to build a medical marijuana dispensary. All of our retail dispensaries in California and Nevada offer a broad selection of medical cannabis products including flowers, concentrates and edibles. We also produce and sell a line of medical cannabis flowers, as well as a line of medical cannabis-extracted products, which include concentrates, cartridges, vape pens and wax products.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Total asset amounts at March 31, 2017 and 2016, exclude intercompany receivable balances eliminated in consolidation.

	Three Months Ended March 31, 2017
	Herbs and Produce Products	Cannabis Dispensary, Cultivation and Production	Eliminations and Other	Total

Total Revenues	$917,143	$5,887,038	$20,275	$6,824,456
Cost of Goods Sold	969,815	5,495,578	-	6,465,393

Gross Profit	(52,672)	391,460	20,275	359,063

Selling, General and Administrative Expenses	659,063	2,627,005	3,100,232	6,386,300

Loss from Operations	(711,735)	(2,235,545)	(3,079,957)	(6,027,237)

Other Expense:
Amortization of Debt Discount	-	-	(610,616)	(610,616)
Loss on Extinguishment of Debt	-	-	(1,039,458)	(1,039,458)
Loss on Fair Market Valuation of Derivatives	-	-	1,610,750	1,610,750
Interest Income (Expense)	-	-	(157,833)	(157,833)
Loss on Fair Market Valuation of Contingent Consideration	-	(4,348,761)	-	(4,348,761)

Total Other Expense	-	(4,348,761)	(197,157)	(4,545,918)

Loss Before Provision for Income Taxes	$(711,735)	$(6,584,306)	$(3,277,114)	$(10,573,155)

Total Assets at March 31, 2017	$7,133,499	$59,367,012	$11,077,191	$77,572,702

NOTE 14 – SEGMENT INFORMATION (Continued)

	Three Months Ended March 31, 2016
	Herbs and Produce Products	Cannabis Dispensary, Cultivation and Production	Eliminations and Other	Total

Total Revenues	$1,401,443	$130,203	$16,521	$1,548,167
Cost of Goods Sold	1,200,932	213,261	–	1,414,193
Gross Profit	200,511	(83,058)	16,521	133,974

Selling, General and Administrative Expenses	518,652	202,136	1,325,560	2,046,348
Loss from Operations	(318,141)	(285,194)	(1,309,039)	(1,912,374)

Other Expense:
Amortization of Debt Discount	-	-	(94,406)	(94,406)
Loss on Extinguishment of Debt	-	-	(920,797)	(920,797)
Gain on Fair Market Valuation of Derivatives	-	-	(1,160,700	(1,160,700)
Interest Expense	-	-	(55,995)	(55,995)

Total Other Expense	-	-	(2,231,898)	(2,231,898)

Loss Before Provision for Income Taxes	$(318,141)	$(285,194)	$(3,540,937)	$(4,144,272)

Total Assets at March 31, 2016	$6,667,866	$2,734,868	$2,750,386	$12,153,120

NOTE 15 – LITIGATION AND CLAIMS

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for the Company’s financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there were no matters that required an accrual as of March 31, 2017, nor were there any asserted or unasserted material claims for which material losses are reasonably possible.

NOTE 16 – SUBSEQUENT EVENTS

Put on Equity Financing Facility

In the second quarter of 2017, the Company sold 3,689,701 shares of common stock for the net amount of $750,000 pursuant to an equity financing facility with an accredited investor.

Debt and Interest Converted into Equity

During the second quarter of 2017, senior secured convertible promissory notes and accrued interest in the amount of $1,267,537 was converted into 6,060,886 shares of common stock.

Black Oak Gallery Contingent Consideration Liability

Subsequent to the quarter ended March 31, 2017, the Company is required to release from escrow common stock equivalent of approximately 18,090,000 shares of its common stock and make a cash payment of $2,088,000 in connection with the Black Oak Gallery acquisition and the associated contingent consideration liability. Common stock equivalent of approximately 32,336,000 shares were clawed-back pursuant to the appreciation of the quoted price of the Company’s stock underlying the market-based component of the contingent consideration.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which provides a “safe harbor” for forward-looking statements made by us. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends, and other information, may be forward-looking statements. Words such as “might,” “will,” “may,” “should,” “estimates,” “expects,” “continues,” “contemplates,” “anticipates,” “projects,” “plans,” “potential,” “predicts,” “intends,” “believes,” “forecasts,” “future,” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates, and projections will occur or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties, and other important factors, many of which are beyond our control, that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties, and other important factors that could cause actual results to differ include, among others, the risk, uncertainties and factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”), and in this report, as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov.

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

Our corporate headquarters is located at 2040 Main Street, Suite 225, Irvine, California 92614 and our telephone number is (855) 447-6967. Our website addresses are as follows: www.terratechcorp.com, www.blumoak.com, www.letsblum.com, www.ivxx.com, and www.ediblegarden.com. No information available on or through our websites shall be deemed to be incorporated into this Quarterly Report on Form 10-Q. Our common stock, par value $0.001 (the “Common Stock”), is quoted on the OTC Markets Group, Inc.’s OTCQX tier under the symbol “TRTC.”

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

As of May 2017, there are a total of 29 states, plus the District of Columbia, with legislation passed as it relates to medicinal cannabis. These state laws are in direct conflict with the United States Federal Controlled Substances Act (21 U.S.C. § 811) (“CSA”), which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I drug, which is viewed as having a high potential for abuse, has no currently-accepted use for medical treatment in the U.S., and lacks acceptable safety for use under medical supervision.

These 29 states, and the District of Columbia, have adopted laws that exempt patients who use medicinal cannabis under a physician’s supervision from state criminal penalties. These are collectively referred to as the states that have de-criminalized medicinal cannabis, although there is a subtle difference between de-criminalization and legalization, and each state’s laws are different.

The states that have legalized medicinal cannabis are as follows (in alphabetical order):

1. Alaska	11. Maine	21. New York
2. Arizona	12. Maryland	22. North Dakota
3. Arkansas	13. Massachusetts	23. Ohio
4. California	14. Michigan	24. Oregon
5. Colorado	15. Minnesota	25. Pennsylvania
6. Connecticut	16. Montana	26. Rhode Island
7. Delaware	17. Nevada	27. Vermont
8. Florida	18. New Hampshire	28. Washington
9. Hawaii	19. New Jersey	29. West Virginia
10. Illinois	20. New Mexico

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

In November 2016, California and Nevada voters both approved marijuana use for adults over the age of 21 without a physician’s prescription or recommendation, so called recreational marijuana, and permitted the cultivation and sale of marijuana, in each case subject to certain limitations. We intend to seek to obtain the necessary permits and licenses to expand our existing business to cultivate and distribute marijuana in compliance with these laws, although there is no guarantee that we will be successful in doing so. Despite the changes in state laws, marijuana remains illegal under federal law.

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

In an effort to provide guidance to federal law enforcement, the Department of Justice (the “DOJ”) has issued Guidance Regarding Marijuana Enforcement to all United States Attorneys in a memorandum from Deputy Attorney General David Ogden on October 19, 2009, in a memorandum from Deputy Attorney General James Cole on June 29, 2011 and in a memorandum from Deputy Attorney General James Cole on August 29, 2013. Each memorandum provides that the DOJ is committed to the enforcement of the CSA, but the DOJ is also committed to using its limited investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way.

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

The DOJ has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property, but has relied on state and local law enforcement to address marijuana activity. In the event the DOJ reverses its stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our business and our revenue and profits.

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

Black Oak sells a combination of our own cultivated products as well as high quality name-brand products from outside suppliers. In addition to multiple grades of medical marijuana, Black Oak sell “edibles”, which include cannabis-infused baked goods, chocolates, and candies; cannabis-infused topical products, such as lotions, massage oils and balms; clones of marijuana plants; and numerous kinds of cannabis concentrates, such as hash, shatter and wax.

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

Blüm San Leandro

We incorporated Blüm San Leandro, a California corporation, a wholly-owned subsidiary, on October 14, 2016. Blüm San Leandro has received the necessary governmental approvals and permitting to operate a medical marijuana dispensary and production facility in San Leandro, California. We have executed a lease for 13,300 square feet of industrial space in San Leandro’s industrial corridor and are in the final planning and design stages of the retail dispensary and production facility. We also plan on incorporating community meeting space at this facility. We expect to complete construction of the dispensary by late 2017 and we expect to complete construction of the production facility and community meeting space by early 2018.

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

We formed MediFarm, LLC on March 19, 2014. We own 60% of the membership interests in MediFarm. The remaining membership interests are owned by Camden Goorjian (20%) and by Richard Vonfeldt (20%), two otherwise unaffiliated individuals. MediFarm has received the necessary governmental approvals and permitting to operate medical marijuana cultivation, production, and/or dispensary facilities in Clark County, Nevada and a medical marijuana dispensary facility in the City of Las Vegas. As of March 31, 2017, MediFarm has three fully operational retail medical marijuana dispensaries in the greater Las Vegas region.

We formed MediFarm I, LLC on July 18, 2014. We own 50% of the membership interests in MediFarm I. The remaining membership interests are owned by Forever Green NV, LLC (50%), an otherwise unaffiliated entity that also owns certain membership interests in MediFarm II. MediFarm I has the necessary governmental approvals and permitting to operate a medical marijuana dispensary in Reno, Nevada. As of March 31, 2017, MediFarm I has one fully operational retail medical marijuana dispensary in Reno, Nevada.

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

IVXX also intends to produce, market and sell their line of IVXX branded cannabis products in the adult use, recreational cannabis markets in both California and Nevada pursuant to Proposition 64 and Question 2, respectively, which made marijuana consumption legal, with certain restrictions and rules, for adults over the age of 21. IVXX is consistently engaged in research and development with respect to increasing the efficiency of the processes used to produce its products, as well as improving the quality of its products for the benefit of its patients.

MediFarm I RE

On October 14, 2015, we formed MediFarm I RE, LLC. We own 50% of the membership interests in MediFarm I RE. The remaining membership interests are owned by Forever Young Investments, LLC (50%), an otherwise unaffiliated entity. MediFarm I RE is a real estate holding company that owns the real property and a building that is situated on such real property, at which a medical marijuana dispensary facility is expected to be located. This facility is in the early stages of planning. It is our intention that MediFarm I will operate the medical marijuana dispensary.

Herbs and Produce Products

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

Pursuant to letter agreements with Gro-Rite Inc., a New Jersey corporation, and Heartland Growers Inc. (collectively the “Farmers”), have agreed to cultivate the various parts of the line of Edible Garden produce to be sold into the retail grocery channel. Pursuant to the terms of the agreements, Edible Garden will manage the marketing and sales, while the Farmers will be responsible for the cultivation, packaging, and shipping of the product for retail sale under the Edible Garden brand. The terms of the agreements are now month-to-month.

There are numerous growers that are available to us, and therefore, we are not limited in the number of growers available nor are we dependent on any one grower. We completed construction of a greenhouse structure in 2014, which can be used to grow plants to satisfy selling demands; however, we may incur additional freight costs to distribute these plants until growers are replaced.

Edible Garden’s main competitors are Shenandoah Growers and Sun Aqua Farms. To a lesser extent, Edible Garden competes with Green Giant, Del Monte, Rock Hedge Herbs, and Infinite Herbs. Edible Garden is an up and coming brand that has increased its retailers to approximately 1,800 retail sellers since we acquired Edible Garden in March 2013. Edible Garden believes the following three factors set it apart from its competitors: (1) its branding and marketing displays, which are predominately placed in high traffic areas on its proprietary racks; (2) it uses proprietary strands and seeds for its produce and its methodology for growing such produce; and (3) all of its produce is hydroponically grown and sold “alive” (i.e., the produce is sold “rooted”).

Edible Garden relies on a combination of trademark laws, trade secrets, confidentiality provisions, and other contractual provisions to protect its proprietary rights, which are primarily its brand names, marks, and proprietary pods and seeds. Edible Garden owns trademarks, but does not own any patents. Edible Garden signed an exclusive license agreement with Nutrasorb LLC, a spin-off from Rutgers University, to grow and commercialize nutritionally-enhanced lettuce varieties. Under the terms of the agreement, Edible Garden has the right to grow and sell Green and Red Superleaf Lettuce across the North American and European continents as well as Australia. With five times more antioxidants than ordinary lettuce, the produce is high in vitamins A and C, magnesium, iron and potassium contents. It also has high levels of fiber and chlorogenic acid for superior digestion. These nutritionally-enhanced, proprietary Green and Red Superleaf Lettuces were developed by scientists at Rutgers University following years of intensive research. Edible Garden pays a license fee to Nutrasorb, LLC for each unit sold.

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

Our Operations

We are organized into two reportable segments:

•	Herbs and Produce Products – Includes herbs and leafy greens that are grown using classic Dutch hydroponic farming methods; and
•	Cannabis Dispensary, Cultivation and Production – Includes cannabis-focused retail, cultivation and production.

Herbs and Produce Products

Either independently or in conjunction with third parties, we are a retail seller of locally grown hydroponic herbs, produce, and floral products, which are distributed through major grocery stores throughout the East and Midwest regions of the U.S.

Cannabis Dispensary, Cultivation and Production

Either independently or in conjunction with third parties, we operate medical marijuana retail dispensaries and a medical marijuana cultivation in California. In addition, we operate four retail medical marijuana dispensary facilities in Nevada, and have in various stages of construction, medical marijuana cultivation and production facilities in Nevada. We own real property in Nevada on which we plan to build a medical marijuana dispensary. All of our retail dispensaries in California and Nevada offer a broad selection of medical cannabis products including flowers, concentrates and edibles. We also produce and sell a line of medical cannabis flowers, as well as a line of medical cannabis-extracted products, which include concentrates, cartridges, vape pens and wax products.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenues

For the three months ended March 31, 2017, we generated revenues of approximately $6.82 million, compared to approximately $1.55 million for the three months ended March 31, 2016, an increase of approximately $5.27 million or approximately 340 percent. The increase was primarily due to revenue generated by Black Oak Gallery and IVXX from the sale of their cannabis products, and revenue generated by Edible Garden from the sales of its produce and herbs products which was partially offset by a decrease in revenues from floral sales resulting from the expiration of a contract for floral product which expired at December 31, 2016. At this stage in our development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross Profit

Our gross profit for the three months ended March 31, 2017 was approximately $359,000, compared to a gross profit of approximately $134,000 for the three months ended March 31, 2016, an increase of approximately $225,000. Our gross margin percentage for the three months ended March 31, 2017 was approximately 5 percent, compared to approximately 9 percent for the three months ended March 31, 2016. The decrease was attributable to the cannabis segment, which had $392,000 gross profit or approximately 7 percent gross margin, the produce and herbs segment, which had ($52,762) gross profit or approximately (6 percent) gross margin, which herbs segment decrease was partially offset by an increase in gross margin related to the expiration of the floral products contract.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2017 were approximately $6.39 million, compared to approximately $2.05 million for the three months ended March 31, 2016, an increase of approximately $4.34 million or approximately 212 percent. The increase was primarily due to: (i) an approximately $202,000 increase in advertising and promotion for the overall cannabis business; (ii) an approximately $419,000 increase in amortization expense due to intangible assets acquired in the Black Oak Gallery acquisition; (iii) an approximately $287,000 increase in depreciation incurred at Black Oak Gallery and the assets placed in service at the MediFarm dispensaries; (iv) an approximately $2,513,000 increase in salaries and wages for the staff hired at the Black Oak Gallery and MediFarm dispensaries; (v) an approximately $423,000 increase in consulting in connection with Black Oak Gallery, MediFarm’s, MediFarm I’s, and MediFarm II’s cannabis business; (vi) an approximately $278,000 increase in security incurred at the Black Oak Gallery and MediFarm dispensaries; (vi) an approximately $181,000 increase in rent incurred at the Black Oak Gallery and San Leandro dispensaries and the Hegenberger grow; (viii) an approximately $300,000 increase in accounting and compliance personnel costs as well as costs associated with implementation of accounting systems and processes; and (ix) an approximately $59,000 increase in computer systems, technical help incurred to build the infrastructure of systems and processes for the MediFarm dispensaries.

Operating Income (Loss)

We realized an operating loss of approximately $6.03 million for the three months ended March 31, 2017, compared to an operating loss of approximately $1.91 million for the three months ended March 31, 2016, an increase of approximately $4.12 million or approximately 215 percent.

Other Income (Expense)

Other expense for the three months ended March 31, 2017 was approximately $4.55 million, compared to approximately $2.23 million for the three months ended March 31, 2016, an increase of approximately $2.32 million or approximately 103 percent. This increase was primarily attributable to a loss on change in fair market valuation of the contingent consideration related to the Black Oak Gallery acquisition. For the three months ended March 31, 2017, we had an increase in amortization of debt discount of approximately $611,000 compared to $94,000 in the prior year period. We had a loss on extinguishment of debt of approximately $1.04 million compared to $921,000 in the prior year’s period. We had a gain on fair market valuation of derivatives in the amount of $1.61 million for the three months ended March 31, 2017, compared to a loss of approximately $1.16 million in the prior year’s period. Interest expense totaled approximately $158,000 for the three months ended March 31, 2017, compared to approximately $56,000 for the three months ended March 31, 2016. This increase was due to more debt outstanding during the three months ended March 31, 2017.

Net Loss

We incurred a net loss of approximately $10.11 million, or $0.02 per share, for the three months ended March 31, 2017, compared to a net loss of approximately $4.13 million, or $0.01 per share, for the three months ended March 31, 2016. The primary reasons for the increase in net loss were an increase in revenue, a decrease in cost of goods sold (as a percentage of revenue), a significant increase in sales, general and administrative expenses during the three months ended March 31, 2017, compared to the prior year’s first quarter.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section discusses our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described in “Note 2 - Summary of Significant Accounting Policies” to the unaudited consolidated financial statements included in this report.

LIQUIDITY AND CAPITAL RESOURCES

We have never reported net income. We incurred net losses for the three months ended March 31, 2017, and have an accumulated deficit of $83 million as of March 31, 2017. As of March 31, 2017, we had a working capital deficit of $11.45 million. At March 31, 2017, we had a cash balance of $10.25 million, compared to a cash balance of $9.75 million at December 31, 2016.

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

We anticipate requiring additional capital for the commercial development of our subsidiaries. Assuming MediFarm and MediFarm II receive all the necessary permits and licenses applied for, we anticipate we will need an additional $8 million in capital for the commercial development of these subsidiaries. MediFarm has commenced operations, the $8 million budget as described herein is prospective. With respect to MediFarm, the estimated operation budget (for the first five years of operation) is approximately $500,000 for the dispensary facilities and approximately $4 million for the cultivation and production facility. With respect to MediFarm I’s dispensary facility, the estimated operation budget (for the first five years of operation) is approximately $500,000. With respect to MediFarm II’s cultivation and production facility, the estimated construction budget (for year one) and operation budget (for the first five years of operation) is approximately $4 million. Forever Green NV, LLC, a member of MediFarm II, has agreed to contribute approximately $750,000 in the form of debt to MediFarm II. We will be obligated to contribute the remaining amount, or approximately $3.25 million.

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

Operating Activities

Cash used in operations for the three months ended March 31, 2017 was $3.29 million, compared to $1.66 million for the three months ended March 31, 2016, an increase of $1.64 million, or approximately 99 percent. Increases in cash used in operations were primarily due to: (i) a $10.12 million net loss for the three months ended March 31, 2017, compared to a $4.13 million loss for the three months ended March 31, 2016, an increase of $5.99 million; and (ii) an increase in accounts payable and accrued expenses of $1.40 million for the three months ended March 31, 2017, compared to $265,000 for the three months ended March 31, 2016, an increase of $1.14 million. Decreases in cash used in operations were primarily due to an increase in prepaid expenses of $1.16 million for the three months ended March 31, 2017, compared to $128,000 for the three months ended March 31, 2016, a decrease of $1.03 million.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2017 was $524,000, compared to cash used by investing activities of $820,000 for the three months ended March 31, 2016. During the first three months of 2017, cash used in investing activities was primarily comprised of expenditures related to the construction of the San Leandro and Hegenberger facilities in addition to the capital expenditures at Edible Garden in Belvidere, N.J.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2017 was $4.32 million, compared to $3.19 million for the three months ended March 31, 2016, an increase of $1.13 million or approximately 35 percent. Cash provided by financing activities for the three months ended March 31, 2017 was primarily due to $3.0 million from the issuance of debt and $1.70 million from the sale of common stock.

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

Interest Rate Risk

As of March 31, 2017, we had no outstanding variable-rate debt and $5.66 million of principal fixed-rate debt.

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

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2017.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2016. Please refer to that section for disclosures regarding the risk and uncertainties relating to our business.

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

TERRA TECH CORP.

Date: May 10, 2017	By:	/s/ Michael C. James
Michael C. James
Chief Financial Officer Chief Accounting Officer

