Form 10-K/A
period 2016-12-31
Terra Tech Corp.
filed 2017-06-27
CIK 1451512

UNITED STATES

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to Terra Tech Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, originally filed with the Securities and Exchange Commission on March 31, 2017 (the “Original Filing”), is being filed for the purpose of including Exhibits 23.1 and 23.2 in connection with the Company's planned filing of a prospectus supplement related to Registration Statement No. 333-210673.

For purposes of this Amendment, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 15 of the Original Filing has been amended and restated in its entirety. Except as described above, no other changes have been made to the Original Filing, and this Amendment does not modify, amend, or update in any way any of the financial or other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

Capitalized terms used but not otherwise defined in this Amendment have the meanings giving in the Original Filing.

2

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

3

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

4

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

5

10.3

Letter Agreement dated December 2, 2013, by and between Edible Garden Corp. and Heartland Growers Inc. (certain portions of this exhibit have been omitted based upon a request for confidential treatment) (5)

10.4	Form of Independent Director Agreement (15)

10.5	Form of Indemnification Agreement (15)

10.6	Form of Securities Purchase Agreement dated December 13, 2015, by and among Terra Tech Corp. and purchasers identified on the signature pages thereto (3)

10.7	2016 Equity Incentive Plan (3)

10.8	Form of Escrow Agreement dated March 31, 2016, by and among Terra Tech Corp., a Nevada corporation, Black Oak Gallery, a California corporation, and the “Shareholder Representative” (3)

10.9	Lease dated January 1, 2015, by and between Whitetown Realty, LLC and Edible Garden Corp. (3)

10.10	Guaranty dated January 1, 2015, by Terra Tech Corp. in favor of Whitetown Realty, LLC (3)

10.11	Sublease dated March 29, 2016, by and between Black Oak Gallery and CCIG Properties, LLC, dated March 29, 2016 (16)

10.12	Agreement of Merger dated March 31, 2016, by and between Generic Merger Sub, Inc. and Black Oak Gallery (10)

10.13	Operations and Asset Management Agreement dated March 31, 2016, by and among Platinum Standard, LLC, Black Oak Gallery, and Terra Tech Corp. (10)

10.14	Form of Demand Promissory Note, dated March 31, 2016, with Dominion Capital LLC (10)

10.15	Form of Demand Promissory Note, dated April 29, 2016, with Dominion Capital LLC (10)

10.16	Form of Securities Purchase Agreement, dated as of May 27, 2016, by and among Terra Tech Corp. and the purchasers to be identified on the signature pages thereto (11)

10.17	Form of Subsidiary Guarantee, dated as of May 27, 2016 (11)

10.18	Form of Security Agreement, dated as of May 27, 2016 (11)

10.19	Form of Intellectual Property Security Agreement, dated as of May 27, 2016 (1)

10.20	Form of Securities Purchase Agreement, dated as of September 30, 2016 (7)

10.21	Form of Securities Purchase Agreement, dated as of October 28, 2016 (12)

10.22	Form of Investment Agreement, dated as of November 28, 2016 (17)

10.23	Amendment to 12% Convertible Promissory Note, dated as of December 13, 2016 (18)

10.24	Form of Securities Purchase Agreement, dated as of December 16, 2016 (13)

14.1	Code of Ethics (18)

21.1	List of Subsidiaries **

23.1	Consent of Macias Gini & O’Connell LLP *

23.2	Consent of Tarvaran, Askelson & Company, LLP *

24	Power of Attorney (set forth on the signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Presentation Linkbase Document **

6

_________

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

(16) Incorporated by reference to Current Report on Form 8-K/A filed with the SEC on April 5, 2016

(17) Incorporated by reference to Current Report on Form 8-K filed with the SEC on November 28, 2016

(18) Incorporated by reference to Current Report on Form 8-K filed with the SEC on December 14, 2016

(19) Incorporated by reference to Current Report on Form 8-K filed with the SEC on November 5, 2015.

________

* filed herewith

** Previously filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016

7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA TECH CORP.

Date: June 27, 2017	By:	/s/ Derek Peterson
Derek Peterson
President & Chief Executive Officer

8