Form 10-Q
period 2017-06-30
Terra Tech Corp.
filed 2017-08-08
CIK 1451512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

As of August 4, 2017, there were 640,043,036 shares of common stock outstanding, 100 shares of Series A Preferred Stock, convertible at any time into 100 shares of common stock, 33,146,112 shares of Series B Preferred Stock, convertible into 178,469,458 shares of common stock, 15,668,298 shares of common stock issuable upon the exercise of all of our outstanding warrants, and 4,744,687 shares of common stock issuable upon the exercise of all vested stock options.

TERRA TECH CORP. AND SUBSIDIARIES

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2017

TERRA TECH CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)

ASSETS

Current Assets:
Cash	$9,131,306	$9,749,572
Accounts Receivable	784,071	747,792
Inventory	3,233,072	1,909,330
Prepaid Expenses	1,238,529	704,721

Total Current Assets	14,386,978	13,111,415

Property, Equipment and Leasehold Improvements, Net	10,581,265	10,464,764
Intangible Assets, Net	22,768,048	23,627,098
Goodwill	28,921,260	28,921,260
Other Assets	221,118	54,193

TOTAL ASSETS	$76,878,669	$76,178,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current Liabilities:
Accounts Payable and Accrued Expenses	$3,526,498	$2,417,400
Derivative Liabilities	3,163,000	6,987,000
Short-Term Debt	575,705	564,324
Income Taxes Payable	615,830	615,830
Contingent Consideration	–	12,085,859

Total Current Liabilities	7,881,033	22,670,413

Long-Term Liabilities:
Long-Term Debt	736,290	1,354,352

Total Long-Term Liabilities	736,290	1,354,352

Total Liabilities	8,617,323	24,024,765

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock, Convertible Series A, Par Value $0.001: 100 Shares Authorized as of June 30, 2017 and December 31, 2016; 100 Shares Issued and Outstanding as of June 30, 2017 and December 31, 2016	–	–
Preferred Stock, Convertible Series B, Par Value $0.001: 49,999,900 Shares Authorized as of June 30, 2017 and December 31, 2016; 33,146,112 and 36,825,953 Shares Issued and Outstanding as of June 30, 2017 and December 31, 2016, respectively	33,146	36,826
Common Stock, Par Value $0.001: 990,000,000 Shares Authorized as of June 30, 2017 and December 31, 2016; 618,667,265 and 553,863,812 Shares Issued and Outstanding as of June 30, 2017 and December 31, 2016, respectively	618,667	553,864
Additional Paid-In Capital	152,354,775	124,915,182
Accumulated Deficit	(83,436,756)	(72,870,999)

Total Terra Tech Corp. Stockholders’ Equity	69,569,832	52,634,873
Non-Controlling Interest	(1,308,486)	(480,908)

Total Stockholders’ Equity	68,261,346	52,153,965

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,878,669	$76,178,730

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Total Revenues	$7,842,873	$9,699,909	$14,667,329	$11,248,076
Cost of Goods Sold	6,336,500	8,152,935	12,801,893	9,686,575

Gross Profit	1,506,373	1,546,974	1,865,436	1,561,501

Selling, General and Administrative Expenses	6,029,287	5,364,351	12,415,587	7,291,252

Loss from Operations	(4,522,914)	(3,817,377)	(10,550,151)	(5,729,751)

Other Income (Expense):
Amortization of Debt Discount	(515,654)	(218,126)	(1,126,270)	(312,532)
Loss on Extinguishment of Debt	(1,639,137)	–	(2,678,595)	(920,797)
Loss from Derivatives Issued with Debt Greater than Debt Carrying Value	–	(488,000)	–	(488,000)
Gain (Loss) on Fair Market Valuation of Derivatives	987,200	(206,000)	2,597,950	(1,366,700)
Interest Expense	(130,510)	(60,565)	(288,343)	(116,560)
Loss on Fair Market Valuation of Contingent Consideration	(77,286)	–	(4,426,047)	–
Gain on Settlement of Contingent Consideration	4,991,571	–	4,991,571	–

Total Other Income (Expense)	3,616,184	(972,691)	(929,734)	(3,204,589)

Loss Before Provision for Income Taxes	(906,730)	(4,790,068)	(11,479,885)	(8,934,340)
Provision for Income Taxes	–	381,000	–	381,000

NET LOSS	(906,730)	(5,171,068)	(11,479,885)	(9,315,340)

Net Loss Attributable to Non-Controlling Interests	452,961	236,830	914,128	255,038

NET LOSS ATTRIBUTABLE TO TERRA TECH CORP.	$(453,769)	$(4,934,238)	$(10,565,757)	$(9,060,302)

Net Loss Per Common Share Attributable to Terra Tech Corp. Common Stockholders – Basic and Diluted	$–	$(0.01)	$(0.02)	$(0.03)

Weighted-Average Number of Common Shares Outstanding – Basic and Diluted	583,096,376	349,893,516	575,249,192	338,187,946

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(11,479,885)	$(9,315,340)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
(Gain) Loss on Fair Market Valuation of Derivatives	(2,597,950)	1,366,700
Loss on Fair Market Valuation of Contingent Consideration	4,426,047	–
Gain on Settlement of Contingent Consideration	(4,991,571)	–
Loss on Extinguishment of Debt	2,678,595	920,797
Amortization of Debt Discount	1,126,270	312,532
Deferred Tax Expense	–	49,000
Depreciation and Amortization	1,778,782	787,178
Warrants Issued with Common Stock and Debt	211,534	–
Stock Issued for Compensation	1,356,138	–
Stock Issued for Director Fees	221,973	60,550
Stock Issued for Services	591,359	20,727
Stock Option Expense	205,019	95,177
Equity Instruments Issued with Debt Greater than Debt Carrying Value	–	488,000
Change in Allowance for Doubtful Accounts	–	102,253
Changes in Operating Assets and Liabilities:
Accounts Receivable	(36,279)	(369,557)
Inventory	(1,323,742)	(472,970)
Prepaid Expenses	(533,808)	257,238
Other Assets	(166,925)	–
Accounts Payable and Accrued Expenses	1,383,860	2,393,183

NET CASH USED IN OPERATING ACTIVITIES	(7,150,583)	(3,304,532)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Assumed in Acquisition	–	163,566
Purchase of Property, Equipment and Leasehold Improvements	(1,036,233)	(1,988,587)
Purchase of Intangible Assets – Domain Names	–	(75,000)

NET CASH USED IN INVESTING ACTIVITIES	(1,036,233)	(1,900,021)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Notes Payable	6,000,000	3,250,000
Cash Paid for Debt Discount	(180,000)	–
Proceeds from Issuance of Common Stock	3,750,000	3,208,134
Payment of Contingent Consideration	(2,088,000)	–
Cash Contribution from Non-Controlling Interest	86,550	–

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,568,550	6,458,134

NET CHANGE IN CASH	(618,266)	1,253,581
Cash at Beginning of Period	9,749,572	418,082

CASH AT END OF PERIOD	$9,131,306	$1,671,663

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash Paid for Interest	$–	$10,100

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of Contingent Consideration	$4,739,638	$–
Gain on Settlement of Contingent Consideration Recorded Against Additional Paid-In Capital	$4,692,697	$–
Fair Value of Debt Discount Recorded	$4,446,000	$2,824,000
Issuance of Common Stock for Debt and Interest Expense	$8,564,324	$–

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

NOTE 1 – DESCRIPTION OF BUSINESS

Organization

References in the Notes to Unaudited Consolidated Financial Statements to “the Company”, “Terra Tech”, “we”, “us”, or “our” are intended to mean Terra Tech Corp., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

Through MediFarm, LLC, a Nevada limited liability company (“MediFarm”), MediFarm I, LLC, a Nevada limited liability company (“MediFarm I”), and MediFarm II, LLC, a Nevada limited liability company (“MediFarm II”), subsidiaries in which the Company owns interests, the Company operates and/or plans to operate medical marijuana dispensary facilities, cultivation, and production facilities in Nevada. Through IVXX, LLC, a Nevada limited liability company (“IVXX LLC”), and IVXX, Inc., a California corporation (“IVXX Inc.”; together with IVXX LLC, “IVXX”), the Company’s wholly-owned subsidiary, the Company produces and sells a line of cannabis flowers, as well as a line of cannabis pure concentrates. Most recently, the Company formed another subsidiary, MediFarm I Real Estate, LLC, a Nevada limited liability company (“MediFarm I RE”), which owns the real property on which a medical marijuana dispensary will be constructed. The dispensary will be operated by MediFarm I. Through Black Oak Gallery, a California corporation (“Black Oak”), we operate a medical marijuana retail dispensary, a medical marijuana cultivation facility, and have a second medical marijuana cultivation facility in the early stages of construction, all in Oakland, California. The Company is a wholesale seller of locally grown hydroponic produce, herbs and floral products through its wholly-owned subsidiary, Edible Garden Corp., a Nevada corporation (“Edible Garden”).

On April 1, 2016, the Company acquired Black Oak. Black Oak operates a medical marijuana retail dispensary in Oakland, California under the name Blüm, pursuant to that certain Agreement and Plan of Merger, dated December 23, 2015 (the “Merger Agreement”), with Generic Merger Sub, Inc., a California corporation and our wholly-owned subsidiary, and Black Oak.

Since the Merger was completed on April 1, 2016, Black Oak’s financial results are included in our unaudited consolidated financial statements subsequent to that date.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not affect net loss and shareholders’ equity.

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

Prepaid Expenses

Prepaid expenses consist of various payments that the Company has made in advance for goods or services to be received in the future. These prepaid expenses include advertising, insurance and service contracts requiring up-front payments.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We review the goodwill allocated to each of our reporting units for possible impairment annually as of August 1 and whenever events or changes in circumstances indicate its carrying amount may not be recoverable. When assessing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform a two-step impairment test. If we conclude otherwise, then no further action is taken. We also have the option to bypass the qualitative assessment and only perform a quantitative assessment, which is the first step of the two-step impairment test. In the two-step impairment test, we measure the recoverability of goodwill by comparing a reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

We recognize revenue in accordance with ASC 605, “Revenue Recognition”, by recognizing as revenue the fees we charge customers because persuasive evidence of an arrangement exists, the fees we charge are substantially fixed or determinable during the period that we provide the goods or services, we and our customers understand the specific nature and terms of the agreed upon transactions, and payment is made for the goods or services when they have been rendered.

Cannabis Dispensary, Cultivation and Production

We recognize revenue from manufacturing and distribution product sales and upon transfer of title and risk to the customer, which occurs either at shipping (F.O.B. terms), or upon sell through, depending on the arrangement.

Revenue from our retail dispensaries is recognized net of discounts, rebates, promotional adjustments, price adjustments and returns, and net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority. Revenue is recorded upon transfer of title and risk to the customer, which occurs at the time customers take delivery of our products at our retail dispensaries. Upon purchase, we have no further performance obligations and collection is assured as sales are paid for at time of purchase.

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

Herbs and Produce Products

Cost of goods sold are for the plants grown, packaging, other supplies and purchased plants that are sold into the retail marketplace by Edible Garden. Other expenses include freight, allocations of rent, repairs and maintenance, and utilities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

The Company accounts for its stock-based awards in accordance with ASC Subtopic 718-10, “Compensation”, which requires fair value measurement on the grant date and recognition of compensation expense for all share-based payment awards made to employees and directors, including restricted stock awards. For stock options, the Company estimates the fair value using a closed option valuation (Black-Scholes) model. The fair value of restricted stock awards is based upon the quoted market price of the common shares on the date of grant. The fair value is then expensed over the requisite service periods of the awards, net of estimated forfeitures, which is generally the performance period and the related amount is recognized in the consolidated statements of operations.

Warrants

ASC 815-40, “Contracts in Entity’s Own Equity”, requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of ASC 815-40, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period.

ASC 815, “Derivatives and Hedging”, requires all derivatives to be recorded on the balance sheet at fair value. Furthermore, ASC 815 precludes contracts issued or held by a reporting entity that are both (1) indexed to its own stock and (2) classified as stockholders’ equity in its statement of financial position from being treated as derivative instruments.

Research and Development

Research and development costs are expensed as incurred.

Income Taxes

We provide for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have incurred net operating losses for financial-reporting and tax-reporting purposes. At June 30, 2017 and December 31, 2016, such net operating losses were offset entirely by a valuation allowance.

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

Loss Per Common Share

In accordance with the provisions of ASC 260, “Earnings Per Share”, net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the three and six months ended June 30, 2017 and 2016. Therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for both periods.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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

FASB ASU 2017-01 (Topic 805), “Business Combinations: Clarifying the Definition of a Business” – Issued in January 2017, ASU 2017-01 revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. This guidance will be effective for the Company in the first fiscal quarter of 2018 on a prospective basis, and early adoption is permitted. The Company does not expect the standard to have a material impact on our consolidated financial statements.

FASB ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)” – Issued in August 2016, the amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, “Statement of Cash Flows”. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The Company has not yet completed the analysis of how adopting this guidance will affect its consolidated financial statements.

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

FASB ASU No. 2014-09 (Topic 606), “Revenue from Contracts with Customers” – Issued in May 2014, ASU 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of the contracts. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. This amendment defers the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016- 08, “Principal versus Agent Considerations (Reporting Gross versus Net)”, which amends the principal versus agent guidance and clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. In addition, the FASB issued ASU Nos. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” and 2016-12, “Narrow-Scope Improvements and Practical Expedients”, both of which provide additional clarification of certain provisions in Topic 606. These ASC updates are effective for annual reporting periods beginning after December 15, 2017, but early adoption is permitted. Early adoption is permitted only as of annual reporting periods after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently in the process of evaluating all revenue streams, accounting policies, practices and reporting to identify and understand any impact on our consolidated financial statements.

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

NOTE 4 – INVENTORY

Raw materials consist of Edible Garden’s herb product lines and material for IVXX’s line of cannabis pure concentrates. Work-in-progress consists of live plants grown for Edible Garden’s herb product lines and live plants grown at Black Oak. Finished goods consists of IVXX’s line of cannabis packaged products to be sold into dispensaries, and Edible Garden’s products to be sold via food, drug, and mass channels.

Cost of goods sold is calculated using the average costing method. The Company reviews its inventory periodically to determine NRV. The Company writes down inventory, if required, based on forecasted demand. These factors are impacted by market and economic conditions, new products introductions, and require estimates that may include uncertain elements.

NOTE 4 – INVENTORY (Continued)

As of June 30, 2017 and December 31, 2016, inventory consisted of the following:

	June 30, 2017	December 31, 2016

Raw Materials	$1,010,401	$486,119
Work-in-Progress	1,179,647	570,145
Finished Goods	1,043,024	853,066

Total Inventory	$3,233,072	$1,909,330

NOTE 5 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

As of June 30, 2017 and December 31, 2016, property, equipment and leasehold improvements at cost, less accumulated depreciation, consisted of the following:

	June 30, 2017	December 31, 2016

Land and Building	$1,454,124	$1,454,124
Furniture and Equipment	3,376,758	3,141,244
Computer Hardware and Software	438,210	396,479
Leasehold Improvements	8,458,734	7,568,465
Construction in Progress	297,041	459,327

Subtotal	14,024,867	13,019,639
Less Accumulated Depreciation	(3,443,602)	(2,554,875)

Property, Equipment and Leasehold Improvements, Net	$10,581,265	$10,464,764

Depreciation expense related to property, equipment and leasehold improvements for the three months ended June 30, 2017 and 2016 was $456,659 and $222,939, respectively, and for the six months ended June 30, 2017 and 2016 was $919,732 and $373,668, respectively.

NOTE 6 – INTANGIBLE ASSETS

As of June 30, 2017 and December 31, 2016, intangible assets consisted of the following:

		June 30, 2017			December 31, 2016
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

Amortized Intangible Assets:
Customer Relationships	5 to 12	$8,960,700	$(1,218,528)	$7,742,172	$8,960,700	$(780,960)	$8,179,740
Trade Brands and Patent	2 to 8	498,598	(145,757)	352,841	498,598	(91,061)	407,537
Dispensary License	14	10,270,000	(916,965)	9,353,035	10,270,000	(550,179)	9,719,821

Total Amortized Intangible Assets		19,729,298	(2,281,250)	17,448,048	19,729,298	(1,422,200)	18,307,098

Unamortized Intangible Assets:
Trade Name	Indefinite	5,320,000	–	5,320,000	5,320,000	–	5,320,000

Total Unamortized Intangible Assets		5,320,000	–	5,320,000	5,320,000	–	5,320,000

Total Intangible Assets		$25,049,298	$(2,281,250)	$22,768,048	$25,049,298	$(1,422,200)	$23,627,098

Intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $429,525 and $516,878 for the three months ended June 30, 2017 and 2016, respectively, and $859,050 and $527,498 for the six months ended June 30, 2017 and 2016, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2017 and December 31, 2016, accounts payable and accrued expenses consisted of the following:

	June 30, 2017	December 31, 2016

Accounts Payable	$1,742,666	$1,986,907
Sales Tax Payable	360,176	122,470
Accrued Interest Payable	110,217	96,633
Accrued Expenses	1,313,439	211,390

Total Accounts Payable and Accrued Expenses	$3,526,498	$2,417,400

NOTE 8 – NOTES PAYABLE

As of June 30, 2017 and December 31, 2016, notes payable consisted of the following:

	June 30, 2017	December 31, 2016

Unsecured promissory demand notes issued to an accredited investor, which bear interest at a rate of 4% per annum. Holder may elect to convert into common stock at $0.75 per share. The remaining balance of the note and accrued interest was converted into common stock in April 2017.	$–	$64,324
Convertible promissory note dated December 14, 2015, issued to accredited investors, which matured December 13, 2016 and bears interest at a rate of 12% per annum. The holder of the note extended the maturity to December 13, 2017. The conversion price is $0.1211, subject to adjustment.	500,000	500,000
Senior convertible promissory note dated October 28, 2016, issued to accredited investors, which matures April 28, 2018 and bears interest at a rate of 1% per annum. The conversion price is 90% of the average of the lowest three (3) VWAPs for the five (5) consecutive trading days prior to the conversion date. The remaining balance of the note and accrued interest was converted into common stock in January 2017.	–	102,582
Senior convertible promissory note dated November 1, 2016, issued to accredited investors, which matures May 1, 2018 and bears interest at a rate of 12% per annum. The conversion price is $0.35, subject to adjustment.	75,705	31,615
Senior convertible promissory note dated December 16, 2016, issued to accredited investors, which matures June 16, 2018 and bears interest at a rate of 12% per annum. The conversion price is $0.27, subject to adjustment.	–	1,220,155
Senior convertible promissory note dated June 23, 2017, issued to accredited investors, which matures December 23, 2018 and bears interest at a rate of 12% per annum. The conversion price is $0.1362, subject to adjustment.	736,290	–

Total Debt	1,311,995	1,918,676

Less Short-Term Portion	575,705	564,324

Long-Term Portion	$736,290	$1,354,352

As of June 30, 2017 and December 31, 2016, total debt was $1,311,995 and $1,918,676, respectively, which included unamortized debt discount of $2,338,005 and $4,295,648, respectively. Senior secured promissory notes are secured by shares of common stock. There was accrued interest payable of $110,217 and $96,633 as of June 30, 2017 and December 31, 2016, respectively.

See “Note 16 – Subsequent Events” for additional disclosure regarding changes in notes payable subsequent to June 30, 2017.

NOTE 8 – NOTES PAYABLE (Continued)

Securities Purchase Agreement Dated June 23, 2017 and 12% Senior Convertible Promissory Note Due December 23, 2018

On June 23, 2017, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company sold to the accredited investor a 12% Senior Convertible Promissory Note due December 23, 2018 (“Note A”) in the principal amount of $3,000,000 for a purchase price of $3,000,000 (“Offering A”). There were no fees or expenses deducted from the net proceeds received by the Company in Offering A. Note A and the shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) issuable upon conversion of Note A are collectively referred to herein as the “Securities.”

All principal and interest due and owing under Note A is convertible into shares of Common Stock at any time at the election of the holder at a conversion price per share equal to the lower of (i) $0.1362 or (ii) 85% of the lowest daily volume weighted average price of the Common Stock in the fifteen (15) trading days prior to the conversion date (“Conversion Price A”), which Conversion Price A is subject to adjustment for (i) stock splits, stock dividends, combinations, or similar events and (ii) full ratchet anti-dilution protection. Upon certain events of default, the conversion price of Note A will automatically become 70% of the average of the three (3) lowest volume weighted average prices of the Common Stock in the twenty (20) consecutive trading days prior to the conversion date for so long as such event of default remains in effect.

In addition, at any time that (i) the daily volume weighted average price of the Common Stock for the prior ten (10) consecutive trading days is $0.70 or more and (ii) the average daily trading value of the Common Stock is greater than $2,500,000 for the prior ten (10) consecutive trading days, then the Company may demand, upon one (1) day’s notice, that the holder convert Note A at Conversion Price A.

The Company may prepay in cash any portion of the outstanding principal amount of Note A and any accrued and unpaid interest by, upon ten (10) days’ written notice to the holder, paying an amount equal to (i) 110% of the sum of the then-outstanding principal amount of Note A plus accrued but unpaid interest, if the prepayment date is within 90 days of the issuance date of Note A; (ii) 115% of the sum of the then-outstanding principal amount of Note A plus accrued but unpaid interest, if the prepayment date is between 91 days and 180 days of the issuance date of Note A; or (iii) 125% of the sum of the then-outstanding principal amount of Note A plus accrued but unpaid interest, if the prepayment date is after 180 days of the issuance date of Note A.

Securities Purchase Agreement Dated February 22, 2017 and 12% Senior Convertible Promissory Note Due August 22, 2018

On February 22, 2017, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company sold to the accredited investor a 12% Senior Convertible Promissory Note due August 22, 2018 (“Note B”) in the principal amount of $3,000,000 for a purchase price of $3,000,000 (“Offering B”). There were no fees or expenses deducted from the net proceeds received by the Company in Offering B. Note B and the shares of the Common Stock issuable upon conversion of Note B are collectively referred to herein as the “Securities.”

All principal and interest due and owing under Note B is convertible into shares of Common Stock at any time at the election of the holder at a conversion price per share equal to the lower of (i) $0.2495 or (ii) 85% of the lowest daily volume weighted average price of the Common Stock in the fifteen (15) trading days prior to the conversion date (“Conversion Price B”), which Conversion Price B is subject to adjustment for (i) stock splits, stock dividends, combinations, or similar events and (ii) full ratchet anti-dilution protection. Upon certain events of default, the conversion price of Note B will automatically become 70% of the average of the three (3) lowest volume weighted average prices of the Common Stock in the twenty (20) consecutive trading days prior to the conversion date for so long as such event of default remains in effect. All interest payments under the Note are payable, at the Company’s option, in cash or shares of Common Stock.

NOTE 8 – NOTES PAYABLE (Continued)

In addition, at any time that (i) the daily volume weighted average price of the Common Stock for the prior ten (10) consecutive trading days is $0.70 or more and (ii) the average daily trading value of the Common Stock is greater than $2,500,000 for the prior ten (10) consecutive trading days, then the Company may demand, upon one (1) day’s notice, that the holder convert Note B at Conversion Price B.

The Company may prepay in cash any portion of the outstanding principal amount of Note B and any accrued and unpaid interest by, upon ten (10) days’ written notice to the holder, paying an amount equal to (i) 110% of the sum of the then-outstanding principal amount of Note B plus accrued but unpaid interest, if the prepayment date is within 90 days of the issuance date of Note B; (ii) 115% of the sum of the then-outstanding principal amount of Note B plus accrued but unpaid interest, if the prepayment date is between 91 days and 180 days of the issuance date of Note B; or (iii) 125% of the sum of the then-outstanding principal amount of Note B plus accrued but unpaid interest, if the prepayment date is after 180 days of the issuance date of Note B.

NOTE 9 – CONTINGENT CONSIDERATION LIABILITY

The Company accounts for “contingent consideration” according to FASB ASC 805, “Business Combinations”. Contingent consideration typically represents the acquirer’s obligation to transfer additional assets or equity interests to the former owners of the acquiree if specified future events occur or conditions are met. FASB ASC 805 requires that contingent consideration be recognized at the acquisition-date fair value as part of the consideration transferred in the transaction.

In the acquisition of Black Oak, the Company valued the contingent consideration based on an analysis using a cash flow model to determine the expected contingent consideration payment, which model determined that the aggregate expected contingent consideration liability was $15,305,463 and the present value of the contingent consideration liability was $12,754,553. Accordingly, the Company recognized at April 1, 2016, the closing date of the Black Oak merger, a $12,754,553 contingent consideration liability associated with the contingent consideration paid pursuant to the Merger Agreement.

On April 1, 2017, the anniversary date of the acquisition and the settlement date of the contingent consideration, the final contingent consideration was approximately $16.5 million. A summary of the changes in the contingent consideration as well as the detail is below:

Amount

Contingent Consideration Summary

Balance at December 31, 2016	$12,085,859
Change in Fair Market Valuation of Contingent Consideration	4,348,761

Balance at March 31, 2017 and April 1, 2017	$16,434,620

Contingent Consideration Detail

Performance-Based Cash Contingent Consideration	$2,088,000
Market-Based Stock Contingent Consideration	14,346,620

$16,434,620

Changes in the fair market valuation of the contingent consideration are recognized in the consolidated statements of operations. For the three and six months ended June 30, 2017, the loss on fair market valuation of contingent consideration was $77,286, and $4,426,047, respectively.

NOTE 9 – CONTINGENT CONSIDERATION LIABILITY (Continued)

During April 2017, in final settlement of the contingent consideration, the Company issued approximately $4.7 million in shares of its common stock, or common stock equivalent of approximately 18.1 million shares of its common stock, and made a cash payment of approximately $2.1 million. A summary is as follows:

Contingent Consideration Balance at March 31, 2017	$16,434,620

Change in Fair Market Valuation of Contingent Consideration	77,286
Payment of Contingent Consideration in Cash	(2,088,000)
Settlement of Contingent Consideration	(4,739,638)
Settlement of Contingent Consideration Recorded Against Additional Paid-In Capital	(4,692,697)
Gain on Settlement of Contingent Consideration	(4,991,571)

Contingent Consideration Balance at June 30, 2017	$–

Pursuant to the terms of the contingent consideration as outlined in the Merger Agreement, the Company was required to release from escrow shares worth approximately $14.4 million. Of those shares, 18.1 million shares, with a value of $4,789,638, were issued in final settlement of the Market-Based Contingent Consideration, and approximately 34.2 million shares were additionally clawed-back. The Market-Based Clawback associated with common stock equivalent of approximately 35.1 million shares were clawed-back pursuant to the appreciation of the quoted price of the Company’s stock underlying the market-based component of the contingent consideration. An additional common stock equivalent of approximately 34.2 million shares, with a value of $9,684,268, were clawed-back pursuant to disputes between the sellers of Black Oak and the Company with respect to certain operational and performance goals that would have impacted the appreciation of the quoted price of the Company’s common stock underlying the market-based component of the contingent consideration and, in effect, increasing the number of clawback shares. For the three and six months ended June 30, 2017, the Company recognized a gain on settlement of contingent consideration of $4,991,571. The balance attributable to related parties was recorded in additional paid in capital.

See “Note 10 – Fair Value Measurements” for further information.

NOTE 10 – FAIR VALUE MEASUREMENTS

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of the dates indicated:

	Fair Value at June 30,	Fair Value Measurement Using
Description	2017	Level 1	Level 2	Level 3

Derivative Liabilities – Conversion Feature	$3,163,000	$–	$–	$3,163,000

	$3,163,000	$–	$–	$3,163,000

	Fair Value at December 31,	Fair Value Measurement Using
Description	2016	Level 1	Level 2	Level 3

Derivative Liabilities – Conversion Feature	$6,987,000	$–	$–	$6,987,000
Liability – Contingent Consideration	$12,085,859	–	–	12,085,859

	$19,072,859	$–	$–	$19,072,859

No financial assets were measured on a recurring basis as of June 30, 2017 and December 31, 2016.

The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2017:

Balance at December 31, 2016	$6,987,000

Change in Fair Market Value of Conversion Feature	(2,597,950)
Derivative Debt Converted into Equity	(5,672,050)
Issuance of Debt Instruments with Derivatives	4,446,000

Balance at June 30, 2017	$3,163,000

The following table presents a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2017:

Balance at December 31, 2016	$12,085,859

Change in Fair Market Valuation of Contingent Consideration	4,426,047
Payment of Contingent Consideration in Cash	(2,088,000)
Settlement of Contingent Consideration	(4,739,638)
Settlement of Contingent Consideration Recorded Against Additional Paid-In Capital	(4,692,697)
Gain on Settlement of Contingent Consideration	(4,991,571)

Balance at June 30, 2017	$–

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

Non-financial assets, such as property, equipment and leasehold improvements, goodwill, and intangible assets, are required to be measured at fair value only when an impairment loss is recognized. The Company did not record an impairment charge related to these assets during the three and six months ended June 30, 2017 and 2016.

NOTE 11 – INCOME TAXES

For the three and six months ended June 30, 2017 and 2016, the Company had no income tax expense (benefit).

As of June 30, 2017 and December 31, 2016, the components of deferred income tax assets and deferred income tax liabilities consisted of the following:

	June 30, 2017	December 31, 2016

Deferred Income Tax Assets:
Warrants Expense	$4,832,000	$4,186,000
Derivatives Expense	6,443,000	4,067,000
Net Operating Losses	19,105,000	15,242,000

Deferred Income Tax Liabilities:
Depreciation	(1,818,000)	(1,334,000)

Total	28,562,000	22,161,000
Valuation Allowance	(28,562,000)	(22,161,000)

Net Deferred Tax Liabilities	$–	$–

For the three and six months ended June 30, 2017 and 2016, certain of the Company’s subsidiaries produced and sold cannabis or cannabis pure concentrates, subjecting the Company to the limits of IRC Section 280E. Pursuant to IRC Section 280E, the Company is allowed only to deduct expenses directly related to sales of product.

Permanent differences include ordinary and necessary business expenses deemed by the Company as a non-allowable deduction under IRC Section 280E, and tax deductions related to equity compensation that are less than the compensation recognized for financial reporting.

As of June 30, 2017 and December 31, 2016, the Company had net operating loss carryforwards of $42,623,000 and $34,940,000, respectively, which, if unused, will expire beginning in the year 2034. These tax attributes are subject to an annual limitation from equity shifts, which constitute a change of ownership as defined under Internal Revenue Code (“IRC”) Section 382, which will limit their utilization. The Company has yet to assess the effect of these limitations, but expects these losses to be substantially limited. Accordingly, the Company has placed a reserve against any assets associated with these losses.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. All tax years from 2012 to 2015 are subject to examination.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred through the period ended June 30, 2017. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. On the basis of this evaluation, as of June 30, 2017, a valuation allowance has been recorded against all deferred tax assets as these assets are more likely than not to be unrealized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

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

See “Note 16 – Subsequent Events” for additional disclosure regarding changes to the Company’s Series B Preferred Stock subsequent to June 30, 2017.

During the six months ended June 30, 2017, the Company issued 600,000 shares of Series B Preferred Stock for compensation in the amount of $1,035,406.

During the six months ended June 30, 2017, the Company cancelled 4,279,841 shares of Series B Preferred Stock that had been previously issued and held in escrow in connection with the contingent consideration related to the Black Oak acquisition. See “Note 9 – Contingent Consideration Liability” for further information.

Common Stock

During the six months ended June 30, 2017, senior secured convertible promissory notes and accrued interest in the amount of $8,839,084 were converted into 50,710,473 shares of common stock.

During the six months ended June 30, 2017, the Company issued 17,674,027 shares of common stock for cash in the amount of $3,750,000 pursuant to an equity financing facility with an accredited investor.

During the six months ended June 30, 2017, the Company issued 1,215,909 shares of common stock for director fees in the amount of $221,973, issued 2,859,005 shares of common stock for services performed in the amount of $591,359 and issued 1,635,780 shares of common stock for compensation in the amount of $320,732.

During the six months ended June 30, 2017, the Company cancelled 9,291,744 shares of common stock that had been previously issued and held in escrow in connection with the contingent consideration related to the Black Oak acquisition. See “Note 9 – Contingent Consideration Liability” for further information.

During the six months ended June 30, 2016, senior secured convertible promissory notes and accrued interest in the amount of $961,740 were converted into 13,906,149 shares of common stock.

During the six months ended June 30, 2016, the Company sold 25,715,674 shares of common stock for the net amount of $3,208,134 pursuant to an equity financing facility with an accredited investor.

NOTE 12 – EQUITY (Continued)

Stock-Based Compensation Expense

A summary of stock-based compensation for the three months ended June 30, 2017 and 2016 is as follows:

	For the Three Months Ended
	June 30, 2017		June 30, 2016
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense	Number of Shares or Options Granted	Stock-Based Compensation Expense

Stock Options	8,250,000	$157,430	–	$47,589

Stock Grants:
Employees (Common Stock)	1,535,780	294,632	–	–
Employees (Series B Preferred Stock)	–	–	–	–
Directors (Common Stock)	1,090,909	184,473	–	–
Non–Employee Consultants (Common Stock)	2,391,358	446,348	–	–

Total Stock-Based Compensation	13,268,047	$1,082,883	–	$47,589

A summary of stock-based compensation for the six months ended June 30, 2017 and 2016 is as follows:

	For the Six Months Ended
	June 30, 2017		June 30, 2016
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense	Number of Shares or Options Granted	Stock-Based Compensation Expense

Stock Options	8,250,000	$205,019	6,700,000	$95,178

Stock Grants:
Employees (Common Stock)	1,635,780	320,732	–	–
Employees (Series B Preferred Stock)	600,000	1,035,406	–	–
Directors (Common Stock)	1,215,909	221,973	350,000	60,550
Non–Employee Consultants (Common Stock)	2,859,005	591,359	70,000	20,727

Total Stock–Based Compensation	14,560,694	$2,374,489	7,120,000	$176,455

NOTE 13 – COMMITMENTS

Operating Lease Commitments

The Company leases certain business facilities under operating lease agreements that specify minimum rentals. Many of these have renewal provisions. The Company’s net rent expense for the three months ended June 30, 2017 and 2016 was $312,254 and $298,092, respectively, and for the six months ended June 30, 2017 and 2016 was $627,067 and $431,959, respectively.

NOTE 13 – COMMITMENTS (Continued)

Production Operating Agreement

On May 23, 2017, the Company entered into a one-year operating agreement with Panther Gap Farms pursuant to which Panther Gap Farms will grow up to approximately one metric ton of the Company’s IVXX cannabis annually. The operating agreement is renewable for up to three additional terms of one year each. The agreement also requires the Company to issue common stock, with a value of $1,150,000, upon execution of the agreement, which the Company had not issued as of June 30, 2017. In addition to the common stock, the Company is required to issue common stock for the profit share of the cannabis ultimately sold by the Company upon execution of the agreement. The shares to be received by Panther Gap Farms under the profit share agreement are dependent on the ultimate profit recognized by the Company when the cannabis product is sold. As of June 30, 2017, the Company has not issued the required shares.

The Company and Panther Gap Farms also entered into a lease agreement pursuant to which the Company leases the property on which the cannabis is grown. The lease agreement requires monthly payments of $30,000 for eight months and is also renewable for up to three additional terms of one year each.

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

These two reportable segments, which are described in greater detail below, had previously been reported on a combined basis as they had been operated and evaluated as one operating segment. The Company experienced significant growth over the last few years in most of our product areas. As the Company has grown organically, and as the Company previously added to its capabilities through acquisitions, its products have increased in scale and become more strategically important and distinctly organized and managed under these two groupings. In addition, Derek Peterson, the Company’s Chief Operating Decision Maker (“CODM”), reviews results, manages and allocates resources between these two strategic business groupings, and budgets using these business segments. The Company’s CODM reviews revenues including intersegment revenues, gross profit and operating income (loss) before income taxes when evaluating segment performance and allocating resources to each segment. Accordingly, intersegment revenue is included in the segment revenues presented in the tables below and is eliminated from revenues and cost of goods sold in the “Eliminations and Other” column. The “Eliminations and Other” column also includes various income and expense items that the Company does not allocate to its operating segments. These income and expense amounts include the results of the Company’s hydroponic equipment, which are not material, interest income, interest expense, corporate overhead, and corporate-wide expense items such as legal and professional fees as well as expense items for which we have not identified a reasonable basis for allocation. The accounting policies of the reportable segments are the same as those described in “Note 2 - Summary of Significant Accounting Policies” of the Notes to Unaudited Consolidated Financial Statements.

Herbs and Produce Products

Either independently or in conjunction with third parties, we are a retail seller of locally grown hydroponic herbs, produce, and floral products, which are distributed through major grocery stores throughout the East and Midwest regions of the U.S.

NOTE 14 – SEGMENT INFORMATION (Continued)

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Total assets at June 30, 2017 and 2016 exclude intercompany receivable balances eliminated in consolidation.

	For the Three Months Ended June 30, 2017
	Herbs and Produce Products	Cannabis Dispensary, Cultivation and Production	Eliminations and Other	Total

Total Revenues	$1,777,067	$6,049,319	$16,487	$7,842,873
Cost of Goods Sold	1,325,729	5,010,771	–	6,336,500

Gross Profit	451,338	1,038,548	16,487	1,506,373

Selling, General and Administrative Expenses	855,999	2,210,475	2,962,813	6,029,287

Loss from Operations	(404,661)	(1,171,927)	(2,946,326)	(4,522,914)

Other Income (Expense):
Amortization of Debt Discount	–	–	(515,654)	(515,654)
Loss on Extinguishment of Debt	–	–	(1,639,137)	(1,639,137)
Gain on Fair Market Valuation of Derivatives	–	–	987,200	987,200
Interest Expense	–	–	(130,510)	(130,510)
Loss on Fair Market Valuation of Contingent Consideration	–	(77,286)	–	(77,286)
Gain on Settlement of Contingent Consideration	–	4,991,571	–	4,991,571

Total Other Income (Expense)	–	4,914,285	(1,298,101)	3,616,184

Loss Before Provision for Income Taxes	$(404,661)	$3,742,358	$(4,244,427)	$(906,730)

Total Assets at June 30, 2017	$7,104,469	$60,224,138	$9,550,062	$76,878,669

	For the Three Months Ended June 30, 2016
	Herbs and Produce Products	Cannabis Dispensary, Cultivation and Production	Eliminations and Other	Total

Total Revenues	$5,873,418	$3,768,977	$57,514	$9,699,909
Cost of Goods Sold	5,517,052	2,596,035	39,848	8,152,935

Gross Profit	356,366	1,172,942	17,666	1,546,974

Selling, General and Administrative Expenses	756,405	1,649,452	2,958,494	5,364,351

Loss from Operations	(400,039)	(476,510)	(2,940,828)	(3,817,377)

Other Income (Expense):
Amortization of Debt Discount	–	–	(218,126)	(218,126)
Loss from Derivatives Issued with Debt Greater than Debt Carrying Value	–	–	(488,000)	(488,000)
Loss on Fair Market Valuation of Derivatives	–	–	(206,000)	(206,000)
Interest Income (Expense)	–	250	(60,815)	(60,565)

Total Other Income (Expense)	–	250	(972,941)	(972,691)

Loss Before Provision for Income Taxes	$(400,039)	$(476,260)	$(3,913,769)	$(4,790,068)

Total Assets at June 30, 2016	$6,834,863	$57,142,755	$2,784,814	$66,762,432

NOTE 14 – SEGMENT INFORMATION (Continued)

	For the Six Months Ended June 30, 2017
	Herbs and Produce Products	Cannabis Dispensary, Cultivation and Production	Eliminations and Other	Total

Total Revenues	$2,694,210	$11,936,357	$36,762	$14,667,329
Cost of Goods Sold	2,295,544	10,506,349	–	12,801,893

Gross Profit	398,666	1,430,008	36,762	1,865,436

Selling, General and Administrative Expenses	1,515,062	4,837,480	6,063,045	12,415,587

Loss from Operations	(1,116,396)	(3,407,472)	(6,026,283)	(10,550,151)

Other Income (Expense):
Amortization of Debt Discount	–	–	(1,126,270)	(1,126,270)
Loss on Extinguishment of Debt	–	–	(2,678,595)	(2,678,595)
Gain on Fair Market Valuation of Derivatives	–	–	2,597,950	2,597,950
Interest Expense	–	–	(288,343)	(288,343)
Loss on Fair Market Valuation of Contingent Consideration	–	(4,426,047)	–	(4,426,047)
Gain on Settlement of Contingent Consideration	–	4,991,571	–	4,991,571

Total Other Income (Expense)	–	565,524	(1,495,258)	(929,734)

Loss Before Provision for Income Taxes	$(1,116,396)	$(2,841,948)	$(7,521,541)	$(11,479,885)

Total Assets at June 30, 2017	$7,104,469	$60,224,138	$9,550,062	$76,878,669

	For the Six Months Ended June 30, 2016
	Herbs and Produce Products	Cannabis Dispensary, Cultivation and Production	Eliminations and Other	Total

Total Revenues	$7,274,861	$3,899,180	$74,035	$11,248,076
Cost of Goods Sold	6,837,431	2,809,296	39,848	9,686,575

Gross Profit	437,430	1,089,884	34,187	1,561,501

Selling, General and Administrative Expenses	1,155,610	1,851,588	4,284,054	7,291,252

Loss from Operations	(718,180)	(761,704)	(4,249,867)	(5,729,751)

Other Income (Expense):
Amortization of Debt Discount	–	–	(312,532)	(312,532)
Loss on Extinguishment of Debt	–	–	(920,797)	(920,797)
Loss from Derivatives Issued with Debt Greater than Debt Carrying Value	–	–	(488,000)	(488,000)
Loss on Fair Market Valuation of Derivatives	–	–	(1,366,700)	(1,366,700)
Interest Income (Expense)	–	250	(116,810)	(116,560)

Total Other Income (Expense)	–	250	(3,204,839)	(3,204,589)

Loss Before Provision for Income Taxes	$(718,180)	$(761,454)	$(7,454,706)	$(8,934,340)

Total Assets at June 30, 2016	$6,834,863	$57,142,755	$2,784,814	$66,762,432

NOTE 15 – LITIGATION AND CLAIMS

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for the Company’s financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there were no matters that required an accrual as of June 30, 2017, nor were there any asserted or unasserted material claims for which material losses are reasonably possible.

NOTE 16 – SUBSEQUENT EVENTS

Certificate of Amendment to the Certificate of Designation of the Company’s Series B Preferred Stock

On July 26, 2017, the Company filed a Certificate of Amendment to the Certificate of Designation of the Company’s Series B Preferred Stock (the “Amendment”) with the Secretary of State of the State of Nevada to provide for an adjustment of the Conversion Rate of the Company’s Series B Preferred Stock in the event of a reverse stock split or combination in the same ratio as the Company’s common stock. A copy of the Amendment was filed as Exhibit 3.14 to the Company’s Current Report on Form 8-K dated July 26, 2017.

Put on Equity Financing Facility

Subsequent to June 30, 2017, the Company sold 5,519,660 shares of common stock for the net amount of $1,250,000 pursuant to an equity financing facility with an accredited investor.

Debt and Interest Converted into Equity

Subsequent to June 30, 2017, senior convertible promissory notes and accrued interest in the amount of $2,092,492 were converted into 15,738,463 shares of common stock.

Employee Stock-Based Compensation

Subsequent to June 30, 2017, the Company issued 117,648 shares of common stock for employee stock-based compensation.

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

Through Black Oak, we operate a medical marijuana retail dispensary, a medical marijuana cultivation, and have a second medical marijuana cultivation facility under construction (the “Hegenberger facility”), all in Oakland, California. Through MediFarm, MediFarm I, and MediFarm II (together “MediFarm”), we operate four retail medical marijuana dispensary facilities in Nevada, and have in various stages of construction medical marijuana cultivation and production facilities in Nevada. Through MediFarm I RE, we own the real property in Nevada on which we plan to build a medical marijuana dispensary of which we are in the planning phase. All of our retail dispensaries in California and Nevada operate under the name Blüm, which offer a broad selection of medical cannabis products including flowers, concentrates and edibles. Through IVXX, we produce and sell a line of medical cannabis flowers, as well as a line of medical cannabis-extracted products, which include concentrates, cartridges, vape pens and wax products. Through Edible Garden, we are a retail seller of locally grown hydroponic produce, herbs and floral products, which are distributed through major grocery stores such as ShopRite, Walmart, Winn-Dixie, Raley’s, Meijer, Kroger, and others throughout New Jersey, New York, Delaware, Maryland, Connecticut, Pennsylvania and the Midwest. EG Transportation is a company in good standing and no operations to date.

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

Cannabis belongs to the genus Cannabis in the family Cannabaceae and for the purposes of production and consumption, includes three species, C. sativa (“Sativa”), C. indica (“Indica”), and C. ruderalis (“Ruderalis”). Sativa and Indica generally grow tall with some varieties reaching approximately four meters. The females produce flowers rich in tetrahydrocannabinol (“THC”). Ruderalis is a short plant and produces trace amounts of THC, but is very rich in cannabidiol (“CBD”) and which is an antagonist (inhibits the physiological action) to THC.

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

In November 2016, California and Nevada voters both approved marijuana use for adults over the age of 21 without a physician’s prescription or recommendation, so called recreational marijuana, and permitted the cultivation and sale of marijuana, in each case subject to certain limitations. We have obtained the necessary permits and licenses to expand our existing business to cultivate and distribute marijuana in compliance with the laws in the state of Nevada and California. We have received provisional permits to operate a dispensary and production facility in the city of San Leandro, California, and upon project completion and inspection, to receive final operating permits. Although, there is no guarantee that we will be successful in doing so. Despite the changes in state laws, marijuana remains illegal under federal law.

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

Nevada voters approved Question 2 in a ballot initiative in November 2016. Among other things, Question 2 makes it legal for adults over the age of 21 to use marijuana and to possess up to one ounce of marijuana flowers and one-eighth of an ounce of marijuana concentrates. Individuals are also permitted to grow up to six marijuana plants for personal use. In addition, Question 2 authorizes businesses to cultivate, process and distribute marijuana products under certain conditions. On June 30, 2017, the State of Nevada Department of Taxation approved our Dual Use Marijuana business licenses. This approval allowed all four of our Blüm cannabis dispensaries in Nevada to commence sales of cannabis for adult-use beginning on July 1, 2017.

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

Our Medical Marijuana Dispensaries, Cultivation and Manufacturing

Black Oak Gallery

On April 1, 2016, we acquired Black Oak, which operates a medical marijuana dispensary in Oakland, California under the name Blüm. Black Oak opened its retail storefront in Oakland, California in November 2012.

Black Oak sells a combination of our own cultivated products as well as high quality name-brand products from outside suppliers. In addition to multiple grades of medical marijuana, Black Oak sells “edibles”, which include cannabis-infused baked goods, chocolates, and candies; cannabis-infused topical products, such as lotions, massage oils and balms; clones of marijuana plants; and numerous kinds of cannabis concentrates, such as hash, shatter and wax.

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

During March 2017, we executed a lease for 13,000 square feet of industrial space on over 30,000 square feet of land in Oakland’s industrial corridor. We are in the early stages of construction of the Hegenberger facility. We expect to complete construction by late 2017.

On May 11, 2017, we terminated the Operations and Asset Management Agreement (the “Agreement”) by and among the Company, Black Oak and Platinum Standard, LLC (“Platinum”), dated March 31, 2016. There is no relationship between the Company or its affiliates and Platinum, other than pursuant to the Agreement. Pursuant to the Agreement, the Company hired and appointed Platinum as the operator and asset manager of the Company’s licensed medical cannabis dispensary business located at 578 West Grand Avenue, in the City of Oakland, State of California, commonly known as Blüm Oakland, in exchange for certain payments to be made by the Company to Platinum, all as more fully set forth in the Agreement. We terminated the Agreement as a result of the default by Platinum in the performance of certain of its material obligations under the Agreement. We did not incur any early termination penalty in connection with terminating the Agreement. A copy of the Agreement was filed as Exhibit 10.29 to the Company’s Form 10-Q for the quarterly period ended March 31, 2016. See “Note 9 – Contingent Consideration Liability” for further information.

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

MediFarm, MediFarm I, and MediFarm II

We formed three subsidiaries for the purposes of cultivation or production of medical marijuana and/or operation of dispensary facilities in various locations in Nevada. MediFarm, MediFarm I, and MediFarm II have received four final dispensary licenses, two provisional cultivation licenses and two provisional production licenses from the State of Nevada, and we have received approval from local authorities with respect to all eight of such licenses. The receipt of both the provisional licenses from the State of Nevada and approval from local authorities were necessary to commence the final permitting process for the cultivation and production licenses. The receipt of final permits and licenses was necessary to commence the cultivation and production businesses of MediFarm, MediFarm I, and MediFarm II. Effectuation of the businesses of each of (i) MediFarm, (ii) MediFarm I, and (iii) MediFarm II is also dependent upon the continued legislative authorization of medical marijuana at the state level.

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

We formed MediFarm, LLC on March 19, 2014. We own 60% of the membership interests in MediFarm. The remaining membership interests are owned by Camden Goorjian (20%) and by Richard Vonfeldt (20%), two otherwise unaffiliated individuals. MediFarm has received the necessary governmental approvals and permitting to operate medical marijuana cultivation, production, and/or dispensary facilities in Clark County, Nevada and a medical marijuana dispensary facility in the City of Las Vegas. As of June 30, 2017, MediFarm has three fully operational retail medical marijuana dispensaries in the greater Las Vegas region.

We formed MediFarm I, LLC on July 18, 2014. We own 50% of the membership interests in MediFarm I. The remaining membership interests are owned by Forever Green NV, LLC (50%), an otherwise unaffiliated entity that also owns certain membership interests in MediFarm II. MediFarm I has the necessary governmental approvals and permitting to operate a medical marijuana dispensary in Reno, Nevada. As of June 30, 2017, MediFarm I has one fully operational retail medical marijuana dispensary in Reno, Nevada.

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

On May 24, 2017, we announced the launch of a new “Craft Cultivation” model to expand our cultivation capabilities and the signing of our first “Craft Cultivator” in Northern California. This farm, which is approved for up to one full acre (approximately 44,000 square feet) of cannabis cultivation and uses 22,000 square feet of engineered greenhouse space, is estimated to yield approximately one metric ton of our proprietary high grade “IVXX” cannabis on an annual basis.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Revenues

For the three months ended June 30, 2017, we generated revenues of $7.84 million, compared to $9.70 million for the three months ended June 30, 2016, a decrease of $1.86 million or 19.2 percent. The decrease was primarily due to revenues from floral sales resulting from a contract that expired at December 31, 2016. The floral revenues were $4.40 million for the three months ended June 30, 2016 versus zero for the three months ended June 30, 2017. The decrease was partially offset by increased revenue generated by: (i) the Black Oak, MediFarm and MediFarm I dispensaries; (ii) IVXX from the sale of its cannabis products; and (iii) Edible Garden from the sale of its herbs and produce products. At this stage in our development, revenues are not yet sufficient to cover ongoing operating expenses.

Cost of Goods Sold

For the three months ended June 30, 2017, cost of goods sold was $6.34 million, compared to $8.15 million for the three months ended June 30, 2016, a decrease of $1.81 million or 22.2%. The decrease in cost of goods sold was attributable to: (i) a decrease of $4.19 million from the herbs and produce segment, which had $1.33 million and $5.52 million cost of goods sold for the three months ended June 30, 2017 and 2016, respectively; and (ii) an increase of $2.41 million from the cannabis segment, which had $5.01 million and $2.60 million cost of goods sold for the three months ended June 30, 2017 and 2016, respectively. The cannabis segment increase was related to two additional MediFarm dispensaries and one additional MediFarm I dispensary that were open during the three months ended June 30, 2017 versus not being open during the three months ended June 30, 2016. The herbs and produce segment decrease was related to the expiration of the floral product contract.

Gross Profit

Our gross profit for the three months ended June 30, 2017 was $1.51 million, compared to a gross profit of $1.55 million for the three months ended June 30, 2016, a decrease of $41,000 or 2.6 percent. Our gross margin percentage for the three months ended June 30, 2017 was 19.2 percent, compared to 15.9 percent for the three months ended June 30, 2016. The increase in gross margin percentage was attributable to: (i) the cannabis segment, which had $1.04 million and $1.17 million gross profit for the three months ended June 30, 2017 and 2016, respectively, or 17.2 percent and 31.1 percent gross margin for the three months ended June 30, 2017 and 2016, respectively; and (ii) the herbs and produce segment, which had $451,000 and $356,000 gross profit for the three months ended June 30, 2017 and 2016, respectively, or 25.4 percent and 6.1 percent gross margin for the three months ended June 30, 2017 and 2016, respectively. The cannabis segment decrease was related to two additional MediFarm dispensaries and one additional MediFarm I dispensary that were open during the three months ended June 30, 2017 versus not being open during the three months ended June 30, 2016. The cannabis products gross margin percentage decreased due to discounting of the products sold at the new dispensaries in an effort to gain market share. The herbs and produce segment increase was related to the expiration of the floral product contract.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2017 were $6.03 million, compared to $5.36 million for the three months ended June 30, 2016, an increase of $665,000 or 12.4 percent. The increase was primarily due to salaries for the MediFarm dispensaries in Las Vegas, Nevada.

Operating Income (Loss)

We realized an operating loss of $4.52 million for the three months ended June 30, 2017, compared to an operating loss of $3.82 million for the three months ended June 30, 2016, an increase of $706,000 or 18.5 percent.

Other Income (Expense)

Other income for the three months ended June 30, 2017 was $3.62 million, compared to other expense of $973,000 for the three months ended June 30, 2016, an increase of $4.59 million. This increase was primarily attributable to: (i) a $4.99 million gain on settlement of contingent consideration related to the Black Oak acquisition (see “Note 9 – Contingent Consideration Liability” for further information); (ii) a $4.43 million loss on fair market valuation of contingent consideration; (iii) an increase in loss on extinguishment of debt of $1.64 million, which was $1.64 million for the three months ended June 30, 2017, compared to zero in the prior year period; (iv) an increase in amortization of debt discount of $298,000, which was $516,000 for the three months ended June 30, 2017, compared to $218,000 in the prior year period; (v) a decrease in gain (loss) on fair market valuation of derivatives of $1.19 million, which was a gain of $987,000 for the three months ended June 30, 2017, compared to a loss of $206,000 in the prior year period; and (vi) a decrease in loss from derivatives issued with debt greater than debt carrying value of $488,000, which was zero for the three months ended June 30, 2017, compared to $488,000 in the prior year period.

Net Loss Attributable to Terra Tech Corp.

We incurred a net loss attributable to Terra Tech Corp. of $454,000, or $0.00 per share, for the three months ended June 30, 2017, compared to a net loss attributable to Terra Tech Corp. of $4.93 million, or $0.01 per share, for the three months ended June 30, 2016. The primary reasons for the decrease were a decrease in revenue, an increase in selling, general and administrative expenses, and an increase in gain on settlement of contingent consideration during the three months ended June 30, 2017, compared to the prior year period.

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

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenues

For the six months ended June 30, 2017, we generated revenues of $14.67 million, compared to $11.25 million for the six months ended June 30, 2016, an increase of $3.42 million or 30.4 percent. The increase was primarily due to revenue generated by: (i) the Black Oak, MediFarm and MediFarm I dispensaries; (ii) IVXX from the sale of its cannabis products; and (iii) Edible Garden from the sale of its herbs and produce products; partially offset by a decrease in revenues from floral sales resulting from the expiration of a contract for floral product that expired at December 31, 2016. The floral revenues were $4.79 million for the six months ended June 30, 2016 versus zero for the six months ended June 30, 2017. At this stage in our development, revenues are not yet sufficient to cover ongoing operating expenses.

Cost of Goods Sold

For the six months ended June 30, 2017, cost of goods sold was $12.80 million, compared to $9.69 million for the six months ended June 30, 2016, an increase of $3.11 million or 32.1%. The increase in cost of goods sold was attributable to: (i) an increase of $7.70 million from the cannabis segment, which had $10.51 million and $2.81 million cost of goods sold for the six months ended June 30, 2017 and 2016, respectively; and (ii) a decrease of $4.54 million from the herbs and produce segment, which had $2.30 million and $6.84 million cost of goods sold for the six months ended June 30, 2017 and 2016, respectively. The cannabis segment increase was related to: (i) a full six months of cost of goods sold for Black Oak during the six months ended June 30, 2017 versus cost of goods sold for only three months of ownership for the six months ended June 30, 2016; and (ii) two additional MediFarm dispensaries and one additional MediFarm I dispensary that were open during the six months ended June 30, 2017 versus not being open during the six months ended June 30, 2016. The herbs and produce segment decrease was related to the expiration of the floral product contract.

Gross Profit

Our gross profit for the six months ended June 30, 2017 was $1.87 million, compared to a gross profit of $1.56 million for the six months ended June 30, 2016, an increase of $304,000 or 19.5 percent. Our gross margin percentage for the six months ended June 30, 2017 was 12.7 percent, compared to 13.9 percent for the six months ended June 30, 2016. The decrease in gross margin percentage was attributable to: (i) the cannabis segment, which had $1.43 million and $1.09 million gross profit for the six months ended June 30, 2017 and 2016, respectively, or 12.0 percent and 28.0 percent gross margin for the six months ended June 30, 2017 and 2016, respectively; and (ii) the herbs and produce segment, which had $399,000 and $437,000 gross profit for the six months ended June 30, 2017 and 2016, respectively, or 14.8 percent and 6.0 percent gross margin for the six months ended June 30, 2017 and 2016, respectively. The cannabis segment increase was related to: (i) a full six months of gross profit for Black Oak during the six months ended June 30, 2017 versus only three months of ownership that contributed to gross profit for the six months ended June 30, 2016; and (ii) two additional MediFarm dispensaries and one additional MediFarm I dispensary that were open and contributed to gross profit for the six months ended June 30, 2017 versus not being open during the six months ended June 30, 2016. The cannabis products gross margin percentage decreased due to discounting of the products sold at the new dispensaries in an effort to gain market share. The herbs and produce segment decrease in gross profit was partially offset by an increase in gross margin percentage related to the expiration of the floral products contract.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2017 were $12.42 million, compared to $7.29 million for the six months ended June 30, 2016, an increase of $5.13 million or 70.4 percent. The increase was primarily due to two factors: (i) an increase in salaries and wages for operations at the MediFarm dispensaries, which includes $1.36 million of stock compensation expense issued to employees during the six months ended June 30, 2017, compared to no stock compensation issued to employees during the six months ended June 30, 2016; and (ii) three additional months of activity for the Black Oak operations acquired on April 1, 2016.

Operating Income (Loss)

We realized an operating loss of $10.55 million for the six months ended June 30, 2017, compared to an operating loss of $5.73 million for the six months ended June 30, 2016, an increase of $4.82 million or 84.1 percent.

Other Income (Expense)

Other expense for the six months ended June 30, 2017 was $930,000, compared to $3.20 million for the six months ended June 30, 2016, a decrease of $2.27 million or 71.0 percent. This decrease was primarily attributable to: (i) a $4.99 million gain on settlement of contingent consideration related to the Black Oak acquisition (see “Note 9 – Contingent Consideration Liability” for further information); (ii) a $4.43 million loss on fair market valuation of contingent consideration; (iii) an increase in loss on extinguishment of debt of $1.76 million, which was $2.68 million for the six months ended June 30, 2017, compared to $921,000 in the prior year period; (iv) an increase in amortization of debt discount of $814,000, which was $1.13 million for the six months ended June 30, 2017, compared to $313,000 in the prior year period; (v) a decrease in gain (loss) on fair market valuation of derivatives of $3.96 million, which was a gain of $2.60 million for the six months ended June 30, 2017, compared to a loss of $1.37 million in the prior year period; and (vi) a decrease in loss from derivatives issued with debt greater than debt carrying value of $488,000, which was zero for the six months ended June 30, 2017, compared to $488,000 in the prior year period.

Net Loss Attributable to Terra Tech Corp.

We incurred a net loss attributable to Terra Tech Corp. of $10.57 million, or $0.02 per share, for the six months ended June 30, 2017, compared to a net loss attributable to Terra Tech Corp. of $9.06 million, or $0.03 per share, for the six months ended June 30, 2016. The primary reasons for the increase were a decrease in revenue, and an increase in selling, general and administrative expenses during the six months ended June 30, 2017, compared to the prior year period.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section discusses our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described in “Note 2 - Summary of Significant Accounting Policies” of the Notes to Unaudited Consolidated Financial Statements included in this report.

LIQUIDITY AND CAPITAL RESOURCES

We have never reported net income. We incurred net losses for the six months ended June 30, 2017, and have an accumulated deficit of $83.44 million as of June 30, 2017, compared to an accumulated deficit of $72.87 million at December 31, 2016. As of June 30, 2017, we had working capital of $6.51 million, compared to a working capital deficit of $9.56 million at December 31, 2016. At June 30, 2017, we had a cash balance of $9.13 million, compared to a cash balance of $9.75 million at December 31, 2016.

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

We anticipate requiring additional capital for the commercial development of our subsidiaries. Black Oak, Blüm San Leandro and the Hegenberger facility, together, will require approximately $3.0 million in capital to complete. Construction for the completion of the packaging facility for Edible Garden will require approximately $1.2 million. The estimated construction budget for the development of the cultivation and production facilities under MediFarm II is approximately $2.0 million. Forever Green NV, LLC, a member of MediFarm II, has agreed to contribute approximately $750,000 in the form of debt to MediFarm II. We will be obligated to contribute the remaining amount.

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

Operating Activities

Cash used in operating activities for the six months ended June 30, 2017 was $7.15 million, compared to $3.30 million for the six months ended June 30, 2016, an increase of $3.85 million, or 116.4 percent. Increases in cash used in operating activities were primarily due to: (i) a $11.48 million net loss for the six months ended June 30, 2017, compared to a $9.32 million loss for the six months ended June 30, 2016, an increase of $2.16 million; (ii) a decrease in gain (loss) on fair market valuation of derivatives of $3.96 million, which was a gain of $2.60 million for the six months ended June 30, 2017, compared to a loss of $1.37 million in the prior year period; and (iii) a decrease in accounts payable and accrued expenses of $1.35 million. Decreases in cash used in operating activities were primarily due to: (i) an increase in loss on extinguishment of debt of $1.76 million, which was $2.68 million for the six months ended June 30, 2017, compared to $921,000 in the prior year period; and (ii) an increase in amortization of debt discount of $814,000, which was $1.13 million for the six months ended June 30, 2017, compared to $313,000 in the prior year period.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2017 was $1.04 million, compared to cash used in investing activities of $1.90 million for the six months ended June 30, 2016, a decrease of $864,000, or 45.5 percent. During the first six months of 2017, cash used in investing activities was primarily comprised of expenditures related to: (i) the construction of the San Leandro and Oakland facilities; and (ii) capital expenditures at Edible Garden in Belvidere, N.J.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2017 was $7.57 million, compared to $6.46 million for the six months ended June 30, 2016, an increase of $1.11 million, or 17.2 percent. Cash provided by financing activities for the six months ended June 30, 2017 was primarily due to: (i) $6.00 million from the issuance of debt; (ii) $3.75 million from the sale of common stock; partially offset by (iii) payment of $2.09 million for the contingent consideration related to the Black Oak acquisition.

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

Interest Rate Risk

As of June 30, 2017, we had no outstanding variable-rate debt and $3.65 million of principal fixed-rate debt.

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

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2017.

There were no changes in our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2016. Please refer to that section for disclosures regarding the risk and uncertainties relating to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description

3.1	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock, dated July 26, 2017 (1)

4.1	Form of 12% Senior Convertible Promissory Note (2)

4.2	Form of 12% Senior Convertible Promissory Note (3)

10.1	Operations and Asset Management Agreement dated March 31, 2016, by and among Platinum Standard, LLC, Black Oak Gallery, and Terra Tech Corp. (4)

10.2	Form of Security Agreement, dated as of June 23, 2017 (2)

10.3	Form of Security Agreement, dated as of February 22, 2017 (3)

31.1	Certification of Derek Peterson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Michael C. James, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Derek Peterson, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

32.2	Certification of Michael C. James, Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculations Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Presentation Linkbase Document *

______________

* Filed herewith

(1)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on July 26, 2017.
(2)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on June 23, 2017.
(3)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on February 22, 2017.
(4)	Incorporated by reference to Quarterly Report on Form 10-Q filed with the SEC on May 12, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA TECH CORP.

Date: August 8, 2017	By:	/s/ Michael C. James
Michael C. James
Chief Financial Officer Chief Accounting Officer

