Form 10-K/A
period 2016-12-31
Terra Tech Corp.
filed 2017-10-27
CIK 1451512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment”) to Terra Tech Corp.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2016, originally filed with the Securities and Exchange Commission on March 31, 2017 (the “Original Filing”), is being filed for the purpose of responding to comments received by the Company from the staff of the Securities and Exchange Commission .

The following is a summary of the amendments made to the Original Filing. Readers are encouraged to read the Amendment in its entirety .

•	The risk factor formerly titled “If we fail to implement and maintain proper and effective internal controls...” on page 22 has been amended.

•	The Company inserted a paragraph in Footnote 2 on page F-20 summarizing the revisions to certain footnotes.

•	The Company inserted a table in Footnote 9 on page F-27 which details the conversion of notes payable for the years ending December 31, 2016, 2015 and 2014.

•	The Company has provided additional disclosure for the business combination disclosed in Footnote 4 on page F-23.

•	The Company amended the footnote to the table on page F-22.

•	The Company has deleted language on page F-24 to conform to language on page F-13 to clarify that cost of goods sold is calculated using the first-in, first-out method.

•	The Company has provided additional disclosure in Footnote 11 on page F-35 to disclose the valuation methodology and significant assumptions utilized.

In addition, the biography of Steven J. Ross, one of our directors, has been amended on page 49.

For purposes of this Amendment, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Original Filing has been amended and restated in its entirety. Except as described above, no other changes have been made to the Original Filing, and this Amendment does not modify, amend, or update in any way any of the financial or other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications pursuant to Section s 302 and 906 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

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

Our management concluded that our internal control over financial reporting was not effective as of December 31, 2016 and our auditors expressed an adverse opinion, which could result in material weaknesses in our financial reporting, such as errors in our financial statements and in the accompanying footnote disclosures, that could require restatements.

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

In addition, we did not assess the effectiveness of internal control over financial reporting of Black Oak Gallery because of the timing of its acquisition.

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

Steven J. Ross

Director

Mr. Ross has served as a Director  since July 23, 2012, and has over 30 years of senior management experience, ranging from high growth private companies to multi-billion dollar divisions of public enterprises. His experience also includes service on numerous public and private Boards. He is known as a problem solver who has demonstrated leadership and consistent results in challenging business situations across multiple industries.  Mr. Ross has been CEO of Ecolane since June, 2013. Ecolane is a Helsinki, Finland-based software company providing disruptive, specialized software and support services for transportation scheduling, dispatching and tracking.  US operations are headquartered in Wayne, PA, where the company supports statewide contracts in PA, NE, NC and OH and numerous state and local transportation agencies throughout the country.  Ecolane was acquired by National Express PLC, a British publicly-traded leading international transportation company, in June, 2016, generating greater than 500% returns for Ecolane’s investors.

Prior to leading Ecolane, Mr. Ross was a Managing Director at MTN Capital Partners, a New York-based Private Equity firm, and Managing Partner of Belcourt Associates. Previously, Mr. Ross was CEO of National Investment Managers from 2006 until its sale to a private equity firm in 2011.   Under Mr. Ross ’ leadership, the company became the largest independent retirement services company in the country with over $11 billion in assets under administration and operations in 17 cities in the United States. Between 2001 and 2006, Mr. Ross served as Chairman and CEO of DynTek. During his tenure, he successfully transitioned the company from a $5 million software development company to a leading provider of information technology services with annual revenues of over $100 million. From 1998 to 2001, Mr. Ross was Vice President and General Manager of the Computer Systems Division of Toshiba America with overall responsibility for Toshiba ’ s $3 billion computer business in the US and South America. Prior to joining Toshiba, from 1996 to 1998, Mr. Ross served as President & General Manager – Computer Reseller Division and President of Corporate Marketing at Inacom, a $7 billion Fortune 500 provider of computer products and services. Prior to his employment at Inacom, Mr. Ross served as Senior Vice President, Sales & Business Development, for Intelligent Electronics. Mr. Ross has also held senior management positions at Dell Computer Corporation and PTXI/Bull HN Information Systems. Mr. Ross has served as Vice-Chairman of the Board of the Computing Technology Industry Association (COMPTIA) and on the board member of the US Internet Industry Association (USIIA). He also served on the Board of the National Cristina Foundation, and as a member of the Harvard Club or Orange County and the Harvard Business School Association of Orange County.

He is an active alumnus of Harvard University and a graduate of the Advanced Management Program at Harvard Business School. Steve has appeared as an industry and corporate spokesperson in numerous business and trade publications and events and was named #14 in Smart Reseller ’ s annual listing of top 50 computer industry executives. Mr. Ross' business experience led to our conclusion that he should serve as lead Director and Chairman of the Audit Committee in light of our business and structure.

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

10.4	Form of Independent Director Agreement (15)
10.5	Form of Indemnification Agreement (15)
10.6	Form of Securities Purchase Agreement dated December 13, 2015, by and among Terra Tech Corp. and purchasers identified on the signature pages thereto (3)
10.7	2016 Equity Incentive Plan (3)
10.8	Form of Escrow Agreement dated March 31, 2016, by and among Terra Tech Corp., a Nevada corporation, Black Oak Gallery, a California corporation, and the “Shareholder Representative” (3)
10.9	Lease dated January 1, 2015, by and between Whitetown Realty, LLC and Edible Garden Corp. (3)
10.10	Guaranty dated January 1, 2015, by Terra Tech Corp. in favor of Whitetown Realty, LLC (3)
10.11	Sublease dated March 29, 2016, by and between Black Oak Gallery and CCIG Properties, LLC, dated March 29, 2016 (16)
10.12	Agreement of Merger dated March 31, 2016, by and between Generic Merger Sub, Inc. and Black Oak Gallery (10)
10.13	Operations and Asset Management Agreement dated March 31, 2016, by and among Platinum Standard, LLC, Black Oak Gallery, and Terra Tech Corp. (10)
10.14	Form of Demand Promissory Note, dated March 31, 2016, with Dominion Capital LLC (10)
10.15	Form of Demand Promissory Note, dated April 29, 2016, with Dominion Capital LLC (10)
10.16	Form of Securities Purchase Agreement, dated as of May 27, 2016, by and among Terra Tech Corp. and the purchasers to be identified on the signature pages thereto (11)
10.17	Form of Subsidiary Guarantee, dated as of May 27, 2016 (11)
10.18	Form of Security Agreement, dated as of May 27, 2016 (11)
10.19	Form of Intellectual Property Security Agreement, dated as of May 27, 2016 (1)
10.20	Form of Securities Purchase Agreement, dated as of September 30, 2016 (7)
10.21	Form of Securities Purchase Agreement, dated as of October 28, 2016 (12)
10.22	Form of Investment Agreement, dated as of November 28, 2016 (17)
10.23	Amendment to 12% Convertible Promissory Note, dated as of December 13, 2016 (18)
10.24	Form of Securities Purchase Agreement, dated as of December 16, 2016 (13)
14.1	Code of Ethics (18)
21.1	List of Subsidiaries**
23.1	Consent of Macias Gini & O’Connell LLP*
23.2	Consent of Tarvaran, Askelson & Company, LLP*
24	Power of Attorney (set forth on the signature page of this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 *

Exhibit	Description

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code *

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Presentation Linkbase Document *

_________________

(1)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on February 10, 2012.
(2)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on May 6, 2013.
(3)	Incorporated by reference to Annual Report on Form 10-K filed with the SEC on March 29, 2016
(4)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-156421), filed with the SEC on December 23, 2008.
(5)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-191954), filed with the SEC on December 5, 2013.
(6)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on September 28, 2016
(7)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on October 7, 2016
(8)	Incorporated by reference to Amendment No. 3 to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on April 19, 2012.
(9)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on March 2, 2015.
(10)	Incorporated by reference to Quarterly Report on Form 10-Q filed with the SEC on May 12, 2016
(11)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on June 1, 2016
(12)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on October 28, 2016
(13)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on December 20, 2016
(14)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on May 28, 2013.
(15)	Incorporated by reference to Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015.
(16)	Incorporated by reference to Current Report on Form 8-K/A filed with the SEC on April 5, 2016
(17)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on November 28, 2016
(18)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on December 14, 2016
(19)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on November 5, 2015.
*	filed herewith
**	Previously filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

/s/ Macias Gini & O’Connell LLP

Macias Gini & O’Connell LLP

Sacramento, California

March 31, 2017 (except for the last paragraph of Note 2, the last two paragraphs of Note 4, the third paragraph of Note 9 and the penultimate paragraph of Note 11 as to which the date is October 27, 2017)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s consolidated financial statements as of and for the year ended December 31, 2016, and our report dated March 31, 2017 (except for the last paragraph of Note 2, the last two paragraphs of Note 4, the third paragraph of Note 9 and the penultimate paragraph of Note 11 as to which the date is October 27, 2017), expressed an unqualified opinion.

/s/ Macias Gini & O’Connell LLP

Macias Gini & O’Connell LLP

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

Revisions to 2016 Financial Statements

In connection with the Company’s filing of Amendment No. 2 on Form 10-K/A, revisions were made to certain notes to provide additional disclosure. The Company has supplementally added the last two paragraphs of Note 4; the third paragraph of Note 9 and the penultimate paragraph of Note 11.

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

________________

* The Company relied on an independent third-party expert appraiser valuation report in valuing certain assets which included Customer Relationships, Trade Name and Dispensary License.

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

Refer to “Note 10 – Contingent Consideration (Black Oak Gallery)” for further information.

The supplemental pro forma information below is based on estimates and assumptions that we believe are reasonable. The pro forma information presented is not necessarily indicative of the consolidated results of operations in future periods or the results that actually would have been realized had the acquisition occurred on January 1, 2015. The supplemental pro forma results below exclude any benefits that may result from the acquisition due to synergies that are expected to be derived from the elimination of any duplicative costs

The supplemental pro forma information, as if the acquisition had occurred on January 1, 2015 is as follows:

	Pro Forma Results of Operations
	For the Years Ended December 31, (Unaudited)
	2016	2015
Revenues	$28,700,238	$22,934,825

Net Loss Attributable to Terra Tech Corp.	$(27,398,237)	$(11,189,033)

Net Loss per Common Share Attributable to Terra Tech Corp. Common Stockholders - Basic and Diluted	$(0.07)	$(0.05)

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

Loss on Extinguishment of Debt

The table below details the conversion of notes payable for the years ending December 31:

	Year Ended December 31,
	2016	2015	2014
Fair market value of common stock issued upon conversion	$18,887,399	$1,493,659	$-
Principal amount of debt converted	(13,324,973)	(900,000)	-
Accrued interest converted	(233,415)	(108,000)	-
Fair value of derivative at conversion date	(10,361,100)	(374,600)	-
Debt discount value at conversion date	10,414,902	508,385	-

Loss on Extinguishment of Debt	$5,382,813	$619,444	$-

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

The Company estimates the fair value of the derivative liabilities using the Black-Scholes-Merton option pricing model using the following assumptions:

	2016	2015	2014
Stock Price	$0.29 - $0.49	$0.09 - $0.22	-
Conversion and Exercise Price	$0.22 - $0.50	$0.07 - $0.16	-
Annual Dividend Yield	-	-	-
Expected Life (Years)	1.5 - 4.0	1.0 - 4.0	-
Risk-Free Interest Rate	2.50%	2.50%	-
Expected Volatility	120.30% - 144.03%	98.35% - 148.71%	-

Expected volatility is based on historical volatility of our common stock. Historical volatility was computed using weekly pricing observations for our common stock that correspond to the expected term. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these derivative liabilities.

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

TERRA TECH CORP.

Date: O ctober 27 , 2017	By:	/s/ Derek Peterson
Derek Peterson
President and Chief Executive Officer

70

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

Date: O ctober 27 , 2017	By:	/s/ Derek Peterson
Derek Peterson
President and Chief Executive Officer, and Chairman of the Board
(Principal Executive Officer)

Date: O ctober 27 , 2017	By:	/s/ Michael A. Nahass
Michael A. Nahass
Director, Secretary and Treasurer

Date: O ctober 27 , 2017	By:	/s/ Steven J. Ross
Steven J. Ross
Director

Date: O ctober 27 , 2017	By:	/s/ Kenneth Vande Vrede
Kenneth Vande Vrede
Chief Operating Officer and Director

Date: O ctober 27 , 2017	By:	/s/ Michael James
Michael James
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

Date: O ctober 27 , 2017	By:	/s/ Kenneth P. Krueger
Kenneth P. Krueger
Director

71