Form 10-Q
period 2017-09-30
Terra Tech Corp.
filed 2017-11-09
CIK 1451512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

As of November 6, 2017, there were 877,250,081 shares of common stock outstanding, 100 shares of Series A Preferred Stock, convertible at any time into 100 shares of common stock, 0 shares of Series B Preferred Stock, 16,460,805 shares of common stock issuable upon the exercise of all of our outstanding warrants, and 5,557,187 shares of common stock issuable upon the exercise of all vested stock options.

TERRA TECH CORP. AND SUBSIDIARIES

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

TERRA TECH CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)

ASSETS

Current Assets:
Cash	$6,651,398	$9,749,572
Accounts Receivable	666,306	747,792
Inventory	4,481,793	1,909,330
Prepaid Expenses and Other Current Assets	6,457,920	704,721

Total Current Assets	18,257,417	13,111,415

Property, Equipment and Leasehold Improvements, Net	10,973,932	10,464,764
Intangible Assets, Net	28,960,102	23,627,098
Goodwill	28,921,260	28,921,260
Other Assets	244,804	54,193

TOTAL ASSETS	$87,357,515	$76,178,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current Liabilities:
Accounts Payable and Accrued Expenses	$4,210,514	$2,417,400
Derivative Liabilities	4,639,000	6,987,000
Short-Term Debt	-	564,324
Income Taxes Payable	557,859	615,830
Contingent Consideration	-	12,085,859

Total Current Liabilities	9,407,373	22,670,413

Long-Term Liabilities:
Long-Term Debt	2,133,904	1,354,352

Total Long-Term Liabilities	2,133,904	1,354,352

Total Liabilities	11,541,277	24,024,765

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock, Convertible Series A, Par Value $0.001: 100 Shares Authorized as of September 30, 2017 and December 31, 2016; 100 Shares Issued and Outstanding as of September 30, 2017 and December 31, 2016	-	-
Preferred Stock, Convertible Series B, Par Value $0.001: 49,999,900 Shares Authorized as of September 30, 2017 and December 31, 2016; 0 and 36,825,953 Shares Issued and Outstanding as of September 30, 2017 and December 31, 2016, respectively	-	36,826
Common Stock, Par Value $0.001: 990,000,000 Shares Authorized as of September 30, 2017 and December 31, 2016; 863,733,855 and 553,863,812 Shares Issued and Outstanding as of September 30, 2017 and December 31, 2016, respectively	863,734	553,864
Additional Paid-In Capital	165,367,190	124,915,182
Accumulated Deficit	(91,229,689)	(72,870,999)

Total Terra Tech Corp. Stockholders’ Equity	75,001,235	52,634,873
Non-Controlling Interest	815,003	(480,908)

Total Stockholders’ Equity	75,816,238	52,153,965

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$87,357,515	$76,178,730

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Total Revenues	$10,121,375	$6,950,365	$24,788,704	$18,198,441
Cost of Goods Sold	7,786,437	5,694,289	20,588,330	15,380,864

Gross Profit	2,334,938	1,256,076	4,200,374	2,817,577

Selling, General and Administrative Expenses	6,238,110	5,942,636	18,653,697	13,233,888

Loss from Operations	(3,903,172)	(4,686,560)	(14,453,323)	(10,416,311)

Other Income (Expense):
Amortization of Debt Discount	(490,068)	(610,089)	(1,616,338)	(922,621)
Impairment of Property	(138,037)	-	(138,037)	-
Loss on Extinguishment of Debt	(1,373,538)	-	(4,052,133)	(920,797)
Loss from Derivatives Issued with Debt Greater than Debt Carrying Value	-	(867,000)	-	(1,355,000)
Gain (Loss) on Fair Market Valuation of Derivatives	(1,475,900)	771,000	1,122,050	(595,700)
Interest Expense	(119,650)	(159,633)	(407,993)	(276,193)
Loss on Fair Market Valuation of Contingent Consideration	-	-	(4,426,047)	-
Gain on Settlement of Contingent Consideration	-	-	4,991,571	-

Total Other Income (Expense)	(3,597,193)	(865,722)	(4,526,927)	(4,070,311)

Loss Before Provision for Income Taxes	(7,500,365)	(5,552,282)	(18,980,250)	(14,486,622)
Provision for Income Taxes	-	410,300	-	791,300

NET LOSS	(7,500,365)	(5,962,582)	(18,980,250)	(15,277,922)

Net (Gain) Loss Attributable to Non-Controlling Interest	(292,568)	374,823	621,560	629,861

NET LOSS ATTRIBUTABLE TO TERRA TECH CORP.	$(7,792,933)	$(5,587,759)	$(18,358,690)	$(14,648,061)

Net Loss Per Common Share Attributable to Terra Tech Corp. Common Stockholders – Basic and Diluted	$(0.01)	$(0.02)	$(0.03)	$(0.04)

Weighted-Average Number of Common Shares Outstanding – Basic and Diluted	720,366,345	352,676,081	624,153,141	343,052,572

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(18,980,250)	$(15,277,922)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
(Gain) Loss on Fair Market Valuation of Derivatives	(1,122,050)	595,700
Loss on Fair Market Valuation of Contingent Consideration	4,426,047	-
Gain on Settlement of Contingent Consideration (See Note 10)	(4,991,571)	-
Impairment of Property	138,037	-
Loss on Extinguishment of Debt	4,052,133	920,797
Amortization of Debt Discount	1,616,338	922,621
Depreciation and Amortization	2,687,994	1,653,791
Warrants Issued with Common Stock and Debt	211,534	-
Stock Issued for Compensation	1,526,286	715,039
Stock Issued for Director Fees	221,973	60,550
Stock Issued for Services	1,036,427	20,727
Stock Option Expense	439,599	142,766
Equity Instruments Issued with Debt Greater than Debt Carrying Value	-	1,355,000
Change in Allowance for Doubtful Accounts	-	102,253
Changes in Operating Assets and Liabilities:
Accounts Receivable	81,486	(432,798)
Inventory	(2,458,684)	(1,356,365)
Prepaid Expenses and Other Current Assets	(3,817,699)	434,824
Other Assets	(185,611)	(3,375)
Accounts Payable and Accrued Expenses	2,300,098	3,177,610
Income Taxes Payable	(57,971)	1,783,731

NET CASH USED IN OPERATING ACTIVITIES	(12,875,884)	(5,185,051)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Assumed in Black Oak Acquisition	-	163,566
Cash Paid for Acquisition, Net of Cash Acquired (See Note 4)	(4,113,779)	-
Purchase of Property, Equipment and Leasehold Improvements	(1,947,057)	(3,211,064)
Purchase of Intangible Assets – Trade Names	-	(75,000)

NET CASH USED IN INVESTING ACTIVITIES	(6,060,836)	(3,122,498)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Notes Payable	11,500,000	4,928,650
Cash Paid for Debt Discount	(360,000)	-
Proceeds from Issuance of Common Stock	6,700,000	3,208,134
Proceeds from Exercise of Warrants	-	3,150,000
Payment of Contingent Consideration (See Note 10)	(2,088,000)	-
Cash Contribution from Non-Controlling Interest	86,546	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,838,546	11,286,784

NET CHANGE IN CASH	(3,098,174)	2,979,235
Cash at Beginning of Period	9,749,572	418,082

CASH AT END OF PERIOD	$6,651,398	$3,397,317

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash Paid for Interest	$-	$16,500

SUPPLEMENTAL DISCLOSURE FOR FINANCING ACTIVITIES:
Warrant Expense	$-	$142,766

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of Contingent Consideration	$4,739,638	$-
Gain on Settlement of Contingent Consideration Recorded Against Additional Paid-In Capital (See Note 10)	$4,692,697	$-
Fair Value of Debt Discount Recorded	$7,881,000	$2,824,000
Issuance of Common Stock for Debt and Interest Expense (See Note 9)	$12,321,309	$961,740
Fair Value of Shares Issued for Acquisition (See Note 4)	$2,726,146	$-
Fair Value of Shares Issued for Production Operating Agreement (See Note 14)	$1,935,500	$-
Warrants Issued for Debt Discount	$169,225	$-
Conversion of Series B Preferred Stock to Common Stock	$33,146	$-
Reclass of Non-Controlling Interest to Additional Paid-In Capital for the Acquisition of Additional Interest in Subsidiary (See Note 1)	$1,830,925	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

NOTE 1 – DESCRIPTION OF BUSINESS

Organization

References in the notes to unaudited consolidated financial statements to “the Company”, “Terra Tech”, “we”, “us”, or “our” are intended to mean Terra Tech Corp., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

Through MediFarm, LLC, a Nevada limited liability company (“MediFarm”), MediFarm I, LLC, a Nevada limited liability company (“MediFarm I”), and MediFarm II, LLC, a Nevada limited liability company (“MediFarm II”), subsidiaries in which the Company owns interests, the Company operates and/or plans to operate medical marijuana dispensary facilities, cultivation, and production facilities in Nevada. Through Blüm San Leandro, a California corporation (“Blüm San Leandro”), the Company operates a medical marijuana retail dispensary and production facility in San Leandro, California. Through MediFarm So Cal Inc., a California mutual benefit corporation (“MediFarm SoCal”), the Company operates a medical marijuana retail dispensary in Santa Ana, California. Through MediFarm I Real Estate, LLC, a Nevada limited liability company (“MediFarm I RE”), the Company owns real property on which a medical marijuana dispensary is located and operated by MediFarm I. Through Black Oak Gallery, a California corporation (“Black Oak”), the Company operates a medical marijuana retail dispensary, a medical marijuana cultivation facility, and has a second medical marijuana cultivation facility in the early stages of construction, all in Oakland, California. Through IVXX, LLC, a Nevada limited liability company (“IVXX LLC”), and IVXX, Inc., a California corporation (“IVXX Inc”); together with IVXX LLC (“IVXX”), the Company’s wholly-owned subsidiary, the Company produces and sells a line of cannabis flowers, as well as a line of cannabis pure concentrates through Black Oak Gallery’s permit. The Company is a wholesale seller of locally grown hydroponic produce, herbs and floral products through its wholly-owned subsidiary, Edible Garden Corp., a Nevada corporation (“Edible Garden”). EG Transportation LLC, a Nevada limited liability company (“EG Transportation”), supports the distribution of Edible Garden product.

On April 1, 2016, the Company acquired Black Oak. Black Oak operates a medical marijuana retail dispensary and cultivation in Oakland, California under the name Blüm, pursuant to that certain Agreement and Plan of Merger, dated December 23, 2015 (the “Merger Agreement”), with Generic Merger Sub, Inc., a California corporation and our wholly-owned subsidiary, and Black Oak.

Since the Merger was completed on April 1, 2016, Black Oak’s financial results are included in our unaudited consolidated financial statements subsequent to that date.

Due to changes in planned operations of the MediFarm dispensaries, the Company acquired an additional 38% ownership for no additional consideration during August 2017. Previously, the Company owned 60%. As of September 30, 2017, the Company has 98% ownership of MediFarm. In connection with the ownership change the Company recorded a $1,830,925 adjustment to additional paid in capital representing the change in non-controlling interest.

On August 17, 2017, the Company formed a wholly owned legal entity, MediFarm SoCal, to acquire all assets of Tech Center Drive Management, LLC (“Tech Center Drive”) and 55 OC Collective, Inc. (“55 OC”). 55 OC owns and holds the cannabis dispensary license in the city of Santa Ana, California. Tech Center Drive manages and operates a dispensary under the license of 55 OC. On September 13, 2017, MediFarm SoCal acquired all of the assets of Tech Center Drive and 55 OC. The acquisition was accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805-10, “Business Combinations”; see “Note 4 – Acquisition” for further information. MediFarm SoCal’s sole purpose is to operate a medical marijuana retail dispensary.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Securities Exchange Commission (“SEC”) Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933. The unaudited consolidated financial statements include the accounts of the Company and each of its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2017, the consolidated results of operations for the three and nine months ended September 30, 2017 and 2016, and the consolidated results of cash flows for the nine months ended September 30, 2017 and 2017 have been included. These interim unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s most recent Annual Report on Form 10-K filed with the SEC. The December 31, 2016 balances reported herein are derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2016, filed with the SEC on October 27, 2017. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

Non-Controlling Interest

Non-controlling interest is shown as a component of stockholders’ equity on the consolidated balance sheets and the share of income (loss) attributable to non-controlling interest is shown as a component of income (loss) in the unaudited consolidated statements of operations.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of total net revenue and expenses in the reporting periods. The Company regularly evaluates estimates and assumptions related to revenue recognition, allowances for doubtful accounts, sales returns, inventory valuation, stock-based compensation expense, goodwill and purchased intangible asset valuations, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, and litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results the Company experiences may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not affect net loss and stockholders’ equity.

Inventory

Inventory is stated at the lower of cost or market, with cost being determined on the first-in, first-out (“FIFO”) method of accounting. The Company periodically reviews physical inventory for excess, obsolete, and potentially impaired items and reserves. The reserve estimate for excess and obsolete inventory is based on expected future use. The reserve estimates have historically been consistent with actual experience as evidenced by actual sale or disposal of the goods.

Prepaid Expenses and Other Current Assets

Prepaid expenses consist of various payments that the Company has made in advance for goods or services to be received in the future. These prepaid expenses include advertising, insurance, and service or other contracts requiring up-front payments.

Property, Equipment and Leasehold Improvements, Net

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The approximate useful lives for depreciation of our property, equipment and leasehold improvements are as follows: thirty-two years for buildings; three to eight years for furniture and equipment; and the shorter of the estimated useful life or the underlying lease term for leasehold improvements. Repairs and maintenance expenditures that do not extend the useful lives of related assets are expensed as incurred.

Expenditures for major renewals and improvements are capitalized, while minor replacements, maintenance and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. The Company continually monitors events and changes in circumstances that could indicate that the carrying balances of its property, equipment and leasehold improvements may not be recoverable in accordance with the provisions of ASC 360, “Property, Plant, and Equipment.” When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. See “Note 6 – Property, Equipment and leasehold Improvements, Net” for further information.

Goodwill

Goodwill is measured as the excess of consideration transferred and the net of the acquisition date fair value of assets acquired and liabilities assumed in a business acquisition. In accordance with ASC 350, “Intangibles—Goodwill and Other,” goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired.

The Company reviews the goodwill allocated to each of our reporting units for possible impairment annually as of August 1 and whenever events or changes in circumstances indicate its carrying amount may not be recoverable. When assessing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company performs a two-step impairment test. If the Company concludes otherwise, then no further action is taken. The Company also has the option to bypass the qualitative assessment and only perform a quantitative assessment, which is the first step of the two-step impairment test. In the two-step impairment test, the Company measures the recoverability of goodwill by comparing a reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. There were no events or changes in circumstances that indicated potential impairment of intangible assets during 2017, as such the Company determined that no adjustment to the carrying value of goodwill was required.

Intangible Assets, Net

Intangible assets continue to be subject to amortization, and any impairment is determined in accordance with ASC 360, “Property, Plant, and Equipment,” intangible assets are stated at historical cost and amortized over their estimated useful lives. The Company uses a straight-line method of amortization, unless a method that better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up can be reliably determined. The approximate useful lives for amortization of our intangible assets are as follows:

Customer Relationships	5 to 12 Years
Trade Names	2 to 8 Years
Dispensary License	14 Years
Patent	2 Years
Management Service Agreement	15 Years

The Company reviews intangible assets quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Intangible assets that have indefinite useful lives are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount of the reporting unit exceeds its fair value.

Long-Lived Assets

Other long-lived assets continue to be subject to amortization, and any impairment is determined in accordance with ASC 360, “Property, Plant, and Equipment”. Our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the assets expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. See “Note 6 – Property, Equipment and leasehold Improvements, Net” for further information.

Other Assets

Other assets are comprised primarily of security deposits for leased properties in California, Nevada and New Jersey. The deposits will be returned at the end of the lease term.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition.” Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the sales price is fixed or determinable, (3) collectability is reasonably assured, and (4) products have been shipped and the customer has taken ownership and assumed risk of loss.

Cannabis Dispensary, Cultivation and Production

The Company recognizes revenue from manufacturing and distribution product sales, upon transfer of title and risk to the customer, which occurs either at shipping (F.O.B. terms), or upon sell through, depending on the arrangement.

Revenue from our retail dispensaries is recognized net of discounts, rebates, promotional adjustments, price adjustments and returns, and net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority. Revenue is recorded upon transfer of title and risk to the customer, which occurs at the time customers take delivery of our products at our retail dispensaries. Upon purchase, the Company has no further performance obligations and collection is assured as sales are paid for at time of purchase.

Revenue related to the sale of consignment inventory is not recognized until the product is pulled from inventory and sold directly to end-customers. The Company recognizes revenue from the sale of consignment inventory on a gross basis, as the Company has determined that: 1) the Company is the primary obligor to the customer; 2) the Company has latitude in establishing the sales prices and profit margins of its products; 3) the Company has discretion in selecting its suppliers; 4) the Company is responsible for loss or damage to consigned inventory; and 5) the Company’s customer validation process performs an important part of the process of providing such products to authorized customers. The Company believes that these factors outweigh the fact that the Company does not have title to the consigned inventory prior to its sale.

Herbs and Produce Products

The Company recognizes revenue from products grown in its greenhouses and sold net of discounts, rebates, promotional adjustments, price adjustments, and estimated returns and upon transfer of title and risk to the customer, which occurs at delivery (F.O.B. terms). Upon delivery, the Company has no further performance obligations, selling price is fixed, and collection is reasonably assured.

Cost of Goods Sold

Cannabis Dispensary, Cultivation and Production

Cost of goods sold includes the costs directly attributable to product sales and includes amounts paid for finished goods, such as flower, edibles, and concentrates, as well as packaging and other supplies, fees for services and processing, other expenses for services, and allocated overhead. It also includes the cost incurred in producing the oils, waxes, shatters, and clears sold by IVXX. Overhead expenses include allocations of rent, administrative salaries, utilities, and related costs.

Herbs and Produce Products

Cost of goods sold include cultivation costs, packaging, other supplies and purchased plants that are sold into the retail marketplace by Edible Garden. Other expenses included in cost of goods sold include freight, allocations of rent, repairs and maintenance, and utilities.

Advertising Expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost”. Advertising expenses recognized totaled $294,449 and $242,393 for the three months ended September 30, 2017 and 2016, respectively, and $844,639 and $546,257 for the nine months ended September 30, 2017 and 2016, respectively.

Stock-Based Compensation

The Company accounts for its stock-based awards in accordance with ASC Subtopic 718-10, “Compensation – Stock Compensation”, which requires fair value measurement on the grant date and recognition of compensation expense for all share-based payment awards made to employees and directors, including restricted stock awards. For stock options, the Company estimates the fair value using a closed option valuation (Black-Scholes) model. The fair value of restricted stock awards is based upon the quoted market price of the common shares on the date of grant. The fair value is then expensed over the requisite service periods of the awards, net of estimated forfeitures, which is generally the performance period and the related amount is recognized in the unaudited consolidated statements of operations.

The Black-Scholes option-pricing model requires the input of certain assumptions that require the Company’s judgment, including the expected term and the expected stock price volatility of the underlying stock. The assumptions used in calculating the fair value of stock-based compensation represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change resulting in the use of different assumptions, stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from management’s estimates, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

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

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. At September 30, 2017 and December 31, 2016, such net operating losses were offset entirely by a valuation allowance.

The Company recognizes uncertain tax positions based on a benefit recognition model. Provided that the tax position is deemed more likely than not of being sustained, the Company recognizes the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon settlement. The tax position is derecognized when it is no longer more likely than not of being sustained. The Company classifies income tax related interest and penalties as interest expense and selling, general and administrative expense, respectively, on the unaudited consolidated statements of operations.

Loss Per Common Share

In accordance with the provisions of ASC 260, “Earnings Per Share”, net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the three and nine months ended September 30, 2017 and 2016. Therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for both periods.

Fair Value of Financial Instruments

The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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

Recently Issued Accounting Standards

FASB ASU 2017-04 (Topic 350), “Intangibles - Goodwill and Others” – Issued in January 2017, ASU 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 is effective for annual periods beginning after December 15, 2019 including interim periods within those periods. The Company is currently evaluating the effect that ASU 2017-04 will have on our consolidated financial statements and related disclosures.

FASB ASU 2017-01 (Topic 805), “Business Combinations: Clarifying the Definition of a Business” – Issued in January 2017, ASU 2017-01 revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. This guidance will be effective for the Company in the first fiscal quarter of 2018 on a prospective basis, and early adoption is permitted. The Company does not expect the standard to have a material impact on our consolidated financial statements and related disclosures.

FASB ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)” – Issued in August 2016, the amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, “Statement of Cash Flows”. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The Company has not yet completed the analysis of how adopting this guidance will affect its consolidated financial statements and related disclosures.

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

FASB ASU No. 2014-09 (Topic 606), “Revenue from Contracts with Customers” – Issued in May 2014, ASU 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of the contracts. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. This amendment defers the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Gross versus Net)”, which amends the principal versus agent guidance and clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. In addition, the FASB issued ASU Nos. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” and 2016-12, “Narrow-Scope Improvements and Practical Expedients”, both of which provide additional clarification of certain provisions in Topic 606. These ASC updates are effective for annual reporting periods beginning after December 15, 2017, but early adoption is permitted. Early adoption is permitted only as of annual reporting periods after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method.

The Company expects to apply the guidance using the modified retrospective transition method. The Company does not expect the adoption of ASU 2014-09 to have a material impact on the Company’s financial position or results of operations but will result in additional disclosures regarding the Company’s revenue recognition policies. The Company also does not expect the adoption of ASU 2014-09 will require material or significant changes to its internal controls over financial reporting. In connection with the application of that guidance and the adoption of ASU 2014-09, the Company expects that it will expand its revenue recognition inquiries and update its questionnaires primarily to identify matters that would signal variable consideration implications under the new guidance.

NOTE 3 – CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in several financial institutions that are insured by the Federal Deposit Insurance Corporation up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations and it maintains significant cash on hand at certain of its locations. The Company has not historically experienced any material loss from carrying cash on hand.

The Company provides credit in the normal course of business to customers located throughout the U.S. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

NOTE 4 – ACQUISITION

On September 13, 2017, the Company acquired all assets of Tech Center Drive and majority control of 55 OC. The acquisition of Tech Center Drive and 55 OC was accounted for in accordance with ASC 805-10, “Business Combinations”. 55 OC is a mutual benefit corporation which holds a cannabis license with the City of Santa Ana in the State of California. Tech Center Drive manages the dispensary under the license of 55 OC. Control of 55 OC was obtained by the Company’s CEO and Treasurer holding two of the three Board seats of 55 OC and through the management contract held by Tech Center Drive.

The purchase price allocation for the acquisition, as set forth in the table below, reflects various preliminary fair value estimates and analyses, including preliminary work performed by third-party valuation specialists, which are subject to change within the measurement period as valuations are finalized. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain tangible assets, the valuation of intangible assets acquired, and residual goodwill. The Company expects to continue to obtain information to assist in determining the fair value of the net assets acquired at the acquisition date during the measurement period. Measurement period adjustments that the Company determines to be material will be applied retrospectively to the period of acquisition in the Company’s consolidated financial statements and, depending on the nature of the adjustments, other periods subsequent to the period of acquisition could also be affected. The Company acquired inventory, property, equipment and leasehold improvements, a security deposit and a management service agreement which allows for Tech Center Drive to purchase the medical marijuana dispensary license of 55 OC.

As consideration for entering into the Asset Purchase Agreement, the Company paid $4,120,791 in cash, issued 9,500,206 shares of the Company’s common stock with a value of $2,090,046 on the closing date and issued 2,891,365 shares of the Company’s common stock with a value of $636,100 into an escrow account. The shares held in escrow are to be paid six months after the acquisition date subject to any amounts to be withheld related to working capital type adjustments. The Company is also due $7,012 from the sellers of Tech Center Drive for amounts paid in excess of the agreement, which will be settled six months after the closing date. The value of the shares issued were based on the closing value of the Company's common stock on September 13, 2017, which was $0.22 per share.

The following table summarizes the acquisition with a purchase price of $6,839,925:

Assets Acquired
Inventory	$113,779
Property, Equipment and Leasehold Improvements:
Furniture and Equipment	52,829
Leasehold Improvements	46,737
Security Deposits	5,000
Management Service Agreement	6,621,580
Total Assets Acquired	$6,839,925

The supplemental pro forma information, as if the acquisition had occurred on January 1, 2016, is as follows:

	Pro Forma Results of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2017	2016	2017	2016
Revenues	$10,629,069	$7,895,506	$27,196,032	$19,700,614

Net Loss Attributable to Terra Tech Corp.	$(8,670,424)	$(5,602,487)	$(19,664,164)	$(14,724,160)

Net Loss per Common Share Attributable to Terra Tech Corp. Common Stockholders - Basic and Diluted	$(0.01)	$(0.02)	$(0.03)	$(0.04)

The supplemental pro forma information above is based on estimates and assumptions that we believe are reasonable. The pro forma information presented is not necessarily indicative of the consolidated results of operations in future periods or the results that would have been realized had the acquisition occurred on January 1, 2016. The supplemental pro forma results above exclude any benefits that may result from the acquisition due to synergies that are expected to be derived from the elimination of any duplicative costs.

NOTE 5 – INVENTORY

Raw materials consist of Edible Garden’s herb product lines and material for IVXX’s line of cannabis pure concentrates. Work-in-progress consists of live plants grown for Edible Garden’s herb product lines and live plants grown at Black Oak. Finished goods consists of IVXX’s line of cannabis packaged products to be sold into dispensaries and Black Oak cannabis products sold in retail, and Edible Garden’s products to be sold via food, drug, and mass channels.

Inventory consists of the following:

	September 30,	December 31,
	2017	2016

Raw Materials	$1,309,131	$486,119
Work-in-Progress	901,241	570,145
Finished Goods	2,271,421	853,066

Total Inventory	$4,481,793	$1,909,330

NOTE 6 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment, and leasehold improvements, net consists of the following:

	September 30,	December 31,
	2017	2016

Land and Building	$1,316,087	$1,454,124
Furniture and Equipment	3,467,647	3,141,244
Computer Hardware and Software	457,535	396,479
Leasehold Improvements	8,785,307	7,568,465
Construction in Progress	834,220	459,327

Subtotal	14,860,796	13,019,639
Less Accumulated Depreciation	(3,886,864)	(2,554,875)

Property, Equipment and Leasehold Improvements, Net	$10,973,932	$10,464,764

Depreciation expense related to property, equipment and leasehold improvements for the three months ended September 30, 2017 and 2016 was $479,686 and $453,723, respectively, and for the nine months ended September 30, 2017 and 2016 was $1,399,418 and $827,391, respectively.

During the third quarter of 2017, the Company recorded an impairment charge for land held in Nevada. In accordance with the guidance for the impairment of long-lived assets, the Company evaluated the property for recovery and recorded an impairment charge of $138,037 to adjust the carrying value of the property to our estimate of fair value. The impairment charge was recorded in other expense in our unaudited consolidated statement of operations and we allocated that charge to our eliminations and other segment, see “Note 15 – Segment Information” for additional disclosure regarding segments.

NOTE 7 – INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

		September 30, 2017			December 31, 2016
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

Amortizing Intangible Assets:
Customer Relationships	5 to 12	$8,960,700	$(1,437,312)	$7,523,388	$8,960,700	$(780,960)	$8,179,740
Trade Brands and Patent	2 to 8	498,598	(173,106)	325,492	498,598	(91,061)	407,537
Dispensary Licenses	14	10,270,000	(1,100,358)	9,169,642	10,270,000	(550,179)	9,719,821
Management Service Agreement	15	6,621,580	-	6,621,580	-	-	-

Total Amortizing Intangible Assets		26,350,878	(2,710,776)	23,640,102	19,729,298	(1,422,200)	18,307,098

Non-Amortizing Intangible Assets:
Trade Name	Indefinite	5,320,000	-	5,320,000	5,320,000	-	5,320,000

Total Non-Amortizing Intangible Assets		5,320,000	-	5,320,000	5,320,000	-	5,320,000

Total Intangible Assets, Net		$31,670,878	$(2,710,776)	$28,960,102	$25,049,298	$(1,422,200)	$23,627,098

The Company recorded amortization expense of $429,526 and $298,902 for the three months ended September 30, 2017 and 2016, respectively, and $1,288,576 and $826,400 for the nine months ended September 30, 2017 and 2016, respectively.

Future estimated amortization expense of existing intangible assets is as follows:

	Three months ending	Year Ending December 31,
	December 31, 2017	2018	2019	2020	2021	2022 and thereafter	Total
Amortization expense	$539,614	$1,783,635	$1,769,913	$1,769,913	$1,731,568	$16,045,459	$23,640,102

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2017	2016

Accounts Payable	$2,171,256	$1,986,907
Sales Tax Payable	482,509	122,470
Accrued Interest Payable	2,844	96,633
Accrued Expenses	1,553,905	211,390

Total Accounts Payable and Accrued Expenses	$4,210,514	$2,417,400

NOTE 9 – NOTES PAYABLE

Notes payable consists of the following:

	September 30, 2017	December 31, 2016
Unsecured promissory demand notes issued to an accredited investor, which bear interest at a rate of 4% per annum. Holder may elect to convert into common stock at $0.75 per share. The balance of the note and accrued interest was converted into common stock in April 2017.	$-	$64,324
Convertible promissory note dated December 14, 2015, issued to accredited investors, which matured December 13, 2016 and bears interest at a rate of 12% per annum. The holder of the note extended the maturity to December 13, 2017. The conversion price is $0.1211, subject to adjustment. The balance of the note and accrued interest was converted into common stock in July 2017.	-	500,000
Senior convertible promissory note dated October 28, 2016, issued to accredited investors, which matures April 28, 2018 and bears interest at a rate of 1% per annum. The conversion price is 90% of the average of the lowest three (3) VWAPs for the five (5) consecutive trading days prior to the conversion date. The balance of the note and accrued interest was converted into common stock in January 2017.	-	102,582
Senior convertible promissory note dated November 1, 2016, issued to accredited investors, which matures May 1, 2018 and bears interest at a rate of 12% per annum. The conversion price is $0.35, subject to adjustment. The balance of the note and accrued interest was converted into common stock in July 2017.	-	31,615
Senior convertible promissory note dated December 16, 2016, issued to accredited investors, which matures June 16, 2018 and bears interest at a rate of 12% per annum. The conversion price is $0.27, subject to adjustment. The balance of the note and accrued interest was converted into common stock in May 2017.	-	1,220,155
Senior convertible promissory note dated February 22, 2017, issued to accredited investors, which matures August 22, 2018 and bears interest at a rate of 12% per annum. The conversion price is $0.25, subject to adjustment. The balance of the note and accrued interest was converted into common stock in June 2017.	-	-
Senior convertible promissory note dated June 23, 2017, issued to accredited investors, which matures December 23, 2018 and bears interest at a rate of 12% per annum. The conversion price is $0.1362, subject to adjustment.	335,119	-
Senior convertible promissory note dated August 21, 2017, issued to accredited investors, which matures February 21, 2019 and bears interest at a rate of 12% per annum. The conversion price is $0.30, subject to adjustment.	1,798,785	-
Total Debt	2,133,904	1,918,676

Less Short-Term Portion	-	564,324

Long-Term Portion	$2,133,904	$1,354,352

As of September 30, 2017 and December 31, 2016, total debt was $2,133,904 and $1,918,676, respectively, which included unamortized debt discount of $3,766,095 and $4,295,648, respectively. Senior secured promissory notes are secured by shares of common stock. There was accrued interest payable of $2,844 and $96,633 as of September 30, 2017 and December 31, 2016, respectively.

See “Note 17 – Subsequent Events” for additional disclosure regarding changes in notes payable subsequent to September 30, 2017.

Securities Purchase Agreement Dated August 21, 2017 and 12% Senior Convertible Promissory Note Due February 21, 2019

On August 21, 2017, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company sold to the accredited investor a 12% Senior Convertible Promissory Note due February 21, 2019 (“Note A”) in the principal amount of $5,500,000 for a purchase price of $5,500,000 (“Offering A”). There were no fees or expenses deducted from the net proceeds received by the Company in Offering A. The Company paid $180,000 in cash and issued approximately $169,000 of warrants in connection with the loan. The cash fee and warrants issued were recorded as a debt discount. Note A and the shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) issuable upon conversion of Note A are collectively referred to herein as the “Securities.”

All principal and interest due and owing under Note A is convertible into shares of Common Stock at any time at the election of the holder at a conversion price per share equal to the lower of (i) $0.30 or (ii) 85% of the lowest daily volume weighted average price of the Common Stock in the fifteen (15) trading days prior to the conversion date (“Conversion Price A”), which Conversion Price A is subject to adjustment for (i) stock splits, stock dividends, combinations, or similar events and (ii) full ratchet anti-dilution protection. Upon certain events of default, the conversion price of Note A will automatically become 70% of the average of the three (3) lowest volume weighted average prices of the Common Stock in the twenty (20) consecutive trading days prior to the conversion date for so long as such event of default remains in effect.

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

Securities Purchase Agreement Dated June 23, 2017 and 12% Senior Convertible Promissory Note Due December 23, 2018

On June 23, 2017, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company sold to the accredited investor a 12% Senior Convertible Promissory Note due December 23, 2018 (“Note B”) in the principal amount of $3,000,000 for a purchase price of $3,000,000 (“Offering B”). There were no fees or expenses deducted from the net proceeds received by the Company in Offering B. The Company paid $90,000 in connection with the loan. The cash fee was recorded as a debt discount. Note B and the shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) issuable upon conversion of Note B are collectively referred to herein as the “Securities.”

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

Securities Purchase Agreement Dated February 22, 2017 and 12% Senior Convertible Promissory Note Due August 22, 2018

On February 22, 2017, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company sold to the accredited investor a 12% Senior Convertible Promissory Note due August 22, 2018 (“Note C”) in the principal amount of $3,000,000 for a purchase price of $3,000,000 (“Offering C”). There were no fees or expenses deducted from the net proceeds received by the Company in Offering C. The Company paid $90,000 in connection with the loan. The cash fee was recorded as a debt discount. Note C and the shares of the Common Stock issuable upon conversion of Note C are collectively referred to herein as the “Securities.”

All principal and interest due and owing under Note C is convertible into shares of Common Stock at any time at the election of the holder at a conversion price per share equal to the lower of (i) $0.2495 or (ii) 85% of the lowest daily volume weighted average price of the Common Stock in the fifteen (15) trading days prior to the conversion date (“Conversion Price C”), which Conversion Price C is subject to adjustment for (i) stock splits, stock dividends, combinations, or similar events and (ii) full ratchet anti-dilution protection. Upon certain events of default, the conversion price of Note C will automatically become 70% of the average of the three (3) lowest volume weighted average prices of the Common Stock in the twenty (20) consecutive trading days prior to the conversion date for so long as such event of default remains in effect. All interest payments under the Note are payable, at the Company’s option, in cash or shares of Common Stock.

In addition, at any time that (i) the daily volume weighted average price of the Common Stock for the prior ten (10) consecutive trading days is $0.70 or more and (ii) the average daily trading value of the Common Stock is greater than $2,500,000 for the prior ten (10) consecutive trading days, then the Company may demand, upon one (1) day’s notice, that the holder convert Note C at Conversion Price C.

The Company may prepay in cash any portion of the outstanding principal amount of Note C and any accrued and unpaid interest by, upon ten (10) days’ written notice to the holder, paying an amount equal to (i) 110% of the sum of the then-outstanding principal amount of Note C plus accrued but unpaid interest, if the prepayment date is within 90 days of the issuance date of Note C; (ii) 115% of the sum of the then-outstanding principal amount of Note C plus accrued but unpaid interest, if the prepayment date is between 91 days and 180 days of the issuance date of Note C; or (iii) 125% of the sum of the then-outstanding principal amount of Note C plus accrued but unpaid interest, if the prepayment date is after 180 days of the issuance date of Note C.

Conversion of Notes Payable and Related Loss on Extinguishment of Debt

The table below details the conversion of the notes payable into equity and the loss on extinguishment of debt for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Fair market value of common stock issued upon conversion	$6,424,597	$-	$18,156,952	$2,064,137
Principal amount of debt converted	(3,250,000)	-	(11,814,324)	(846,491)
Accrued interest converted	(232,225)	-	(506,985)	(115,249)
Fair value of derivative at conversion date	(3,434,900)	-	(9,106,950)	(570,100)
Debt discount value at conversion date	1,866,066	-	7,323,440	388,500
Loss on extinguishment of debt	$1,373,538	$-	$4,052,133	$920,797

NOTE 10 – CONTINGENT CONSIDERATION LIABILITY

The Company accounts for “contingent consideration” according to ASC 805, “Business Combinations” (ASC 805). Contingent consideration typically represents the acquirer’s obligation to transfer additional assets or equity interests to the former owners of the acquiree if specified future events occur or conditions are met. ASC 805 requires that contingent consideration be recognized at the acquisition-date fair value as part of the consideration transferred in the transaction.

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

On April 1, 2017, the anniversary date of the acquisition and the settlement date of the contingent consideration, the final contingent consideration was approximately $16.5 million. A summary of the changes in the contingent consideration as well as the detail is below:

Amount
Contingent Consideration Summary:

Balance at December 31, 2016	$12,085,859
Change in Fair Market Valuation of Contingent Consideration	4,348,761

Balance at March 31, 2017 and April 1, 2017	$16,434,620

Contingent Consideration Detail:

Performance-Based Cash Contingent Consideration	$2,088,000
Market-Based Stock Contingent Consideration	14,346,620

Balance at March 31, 2017 and April 1, 2017	$16,434,620

Changes in the fair market valuation of the contingent consideration are recognized in the unaudited consolidated statements of operations. For the three and nine months ended September 30, 2017, the loss on fair market valuation of contingent consideration was $0 and $4,426,047, respectively.

During April 2017, in final settlement of the contingent consideration, the Company issued approximately $4.7 million in shares of its common stock, or common stock equivalent of approximately 18.1 million shares of its common stock, and made a cash payment of approximately $2.1 million. A summary is as follows:

Contingent Consideration Balance at March 31, 2017	$16,434,620

Change in Fair Market Valuation of Contingent Consideration	77,286
Payment of Contingent Consideration in Cash	(2,088,000)
Settlement of Contingent Consideration in Stock	(4,739,638)
Settlement of Contingent Consideration Recorded Against Additional Paid-In Capital	(4,692,697)
Gain on Settlement of Contingent Consideration	(4,991,571)

Contingent Consideration Balance at June 30, 2017 and September 30, 2017	$-

Pursuant to the terms of the contingent consideration as outlined in the Merger Agreement, the Company was required to release from escrow shares worth approximately $14.4 million. Of those shares, 18.1 million shares, with a value of $4,789,638, were issued in final settlement of the Market-Based Contingent Consideration, and approximately 34.2 million shares were additionally clawed-back. The Market-Based Clawback associated with common stock equivalent of approximately 35.1 million shares were clawed-back pursuant to the appreciation of the quoted price of the Company’s stock underlying the market-based component of the contingent consideration. An additional common stock equivalent of approximately 34.2 million shares, with a value of $9,684,268, were clawed-back pursuant to disputes between the sellers of Black Oak and the Company with respect to certain operational and performance goals that would have impacted the appreciation of the quoted price of the Company’s common stock underlying the market-based component of the contingent consideration and, in effect, increasing the number of clawback shares. The Company applied the guidance of ASC 470-50-40-2, related to the additional $9,684,268 worth of shares that were clawed back. For the three and nine months ended September 30, 2017, the Company recognized a gain on settlement of contingent consideration of $0 and $4,991,571, respectively. The balance attributable to related parties was recorded in additional paid in capital.

See “Note 11 – Fair Value Measurements” for further information.

NOTE 11 – FAIR VALUE MEASUREMENTS

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of the dates indicated:

	Fair Value at September 30,	Fair Value Measurement Using
Description	2017	Level 1	Level 2	Level 3

Derivative Liabilities – Conversion Feature	$4,639,000	$-	$-	$4,639,000

	$4,639,000	$-	$-	$4,639,000

	Fair Value at December 31,	Fair Value Measurement Using
Description	2016	Level 1	Level 2	Level 3

Derivative Liabilities – Conversion Feature	$6,987,000	$-	$-	$6,987,000
Liability – Contingent Consideration	12,085,859	-	-	12,085,859

	$19,072,859	$-	$-	$19,072,859

The Company estimates the fair value of the derivative liabilities using the Black-Scholes-Merton option pricing model using the following assumptions:

	September 30,	December 31,
	2017	2016

Stock Price	$0.17 - $0.34	$0.29 - $0.49
Conversion and Exercise Price	$0.12 - $0.44	$0.22 - $0.50
Annual Dividend Yield	-	-
Expected Life (Years)	0.45 - 3.42	1.5 - 4.0
Risk-Free Interest Rate	1.04% - 2.50%	2.50%
Expected Volatility	43.80% - 123.56%	120.30%-144.03%

Volatility is based on historical volatility of our common stock. Historical volatility was computed using weekly pricing observations for our common stock that correspond to the expected term. This method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants and conversion features.

No financial assets were measured on a recurring basis as of September 30, 2017 and December 31, 2016.

The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2017:

Balance at December 31, 2016	$6,987,000

Change in Fair Market Value of Conversion Feature	(1,122,050)
Derivative Debt Converted into Equity	(9,106,950)
Issuance of Debt Instruments with Derivatives	7,881,000

Balance at September 30, 2017	$4,639,000

The following table presents a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2017:

Balance at December 31, 2016	$12,085,859

Change in Fair Market Valuation of Contingent Consideration	4,426,047
Payment of Contingent Consideration in Cash	(2,088,000)
Settlement of Contingent Consideration	(4,739,638)
Settlement of Contingent Consideration Recorded Against Additional Paid-In Capital	(4,692,697)
Gain on Settlement of Contingent Consideration	(4,991,571)

Balance at September 30, 2017	$-

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

Non-financial assets, such as property, equipment and leasehold improvements, goodwill, and intangible assets, are required to be measured at fair value only when an impairment loss is recognized. The Company recorded an impairment charge related to property during the three and nine months ended September 30, 2017, see “Note 6 - Property, Equipment and Leasehold Improvements, Net” for further information. There were no impairment charges recorded for the three and nine months ended September 30, 2016.

NOTE 12 – INCOME TAXES

For the three and nine months ended September 30, 2017 and 2016, the Company had no income tax expense (benefit).

The components of deferred income tax assets and (liabilities) consisted of the following:

	September 30,	December 31,
	2017	2016
Deferred Income Tax Assets:
Warrants Expense	$5,074,000	$4,186,000
Derivatives Expense	5,172,000	4,067,000
Net Operating Losses	19,319,000	15,242,000

Deferred Income Tax Liabilities:
Depreciation	(1,544,000)	(1,334,000)

Total	28,021,000	22,161,000
Valuation Allowance	(28,021,000)	(22,161,000)

Net Deferred Tax	$-	$-

For the three and nine months ended September 30, 2017 and 2016, certain of the Company’s subsidiaries produced and sold cannabis or cannabis pure concentrates, subjecting the Company to the limits of Internal Revenue Code (“IRC”) Section 280E. Pursuant to IRC Section 280E, the Company is allowed only to deduct expenses directly related to sales of product.

Permanent differences include ordinary and necessary business expenses deemed by the Company as a non-allowable deduction under IRC Section 280E, and tax deductions related to equity compensation that are less than the compensation recognized for financial reporting.

As of September 30, 2017 and December 31, 2016, the Company had net operating loss carryforwards of $43,108,000 and $34,940,000, respectively, which, if unused, will expire beginning in the year 2034. These tax attributes are subject to an annual limitation from equity shifts, which constitute a change of ownership as defined under IRC Section 382, which will limit their utilization. The Company has yet to assess the effect of these limitations, but expects these losses to be substantially limited. Accordingly, the Company has placed a reserve against any assets associated with these losses.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. All tax years from 2013 to 2016 are subject to examination.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred through the period ended September 30, 2017. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. On the basis of this evaluation, as of September 30, 2017, a valuation allowance has been recorded against all deferred tax assets as these assets are more likely than not to be unrealized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

NOTE 13 – EQUITY

Preferred Stock

Series A Preferred Stock is convertible on a one-for-one basis into common stock and has all of the voting rights of the Company’s common stock.

Each share of Series B Preferred Stock: (i) is entitled to 100 votes for each share of common stock into which a share of Series B Preferred Stock is convertible and (ii) is convertible, at the option of the holder, on a 1 for 5.384325537 basis, into shares of the Company’s common stock.

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

During the nine months ended September 30, 2017, the Company issued 600,000 shares of Series B Preferred Stock for compensation in the amount of $1,035,406.

During the nine months ended September 30, 2017, the Company cancelled 4,279,841 shares of Series B Preferred Stock that had been previously issued and held in escrow in connection with the contingent consideration related to the Black Oak acquisition, see “Note 10 – Contingent Consideration Liability” for further information.

During the nine months ended September 30, 2017, holders of the Series B Preferred Stock converted 33,146,112 of their shares to 178,469,472 shares of common stock.

During the nine months ended September 30, 2016, the Company issued 400,000 shares of Series B Preferred Stock for compensation in the amount of $715,039.

During the nine months ended September 30, 2016, the Company issued 23,832,962 shares of Series B Preferred Stock for purchase of Black Oak acquisition and converted 150,000 shares of Series B Preferred Stock to 807,649 shares of common stock.

Common Stock

During the nine months ended September 30, 2017, senior secured convertible promissory notes and accrued interest in the amount of $12,321,309 were converted into 75,744,005 shares of common stock with a value of $18,156,952, see “Note 9 – Notes Payable” for further information.

During the nine months ended September 30, 2017, the Company issued 30,676,773 shares of common stock for cash in the amount of $6,700,000 pursuant to an equity financing facility with an accredited investor.

During the nine months ended September 30, 2017, the Company issued 1,215,909 shares of common stock for director fees in the amount of $221,973, issued 4,886,586 shares of common stock for services performed in the amount of $1,036,427 and issued 2,383,007 shares of common stock to employees for compensation in the amount of $490,880.

During the nine months ended September 30, 2017, the Company issued 13,394,464 shares of the Company’s common stock for prepaid inventory valued at $1,935,500, see “Note 14 – Commitments” for further information.

During the nine months ended September 30, 2017, the Company issued 12,391,571 shares of the Company’s common stock with a value of $2,726,146 to acquire all the assets of Tech Center Drive, see “Note 4 – Acquisition” for further information.

During the nine months ended September 30, 2017, the Company cancelled 9,291,744 shares of common stock that had been previously issued and held in escrow in connection with the contingent consideration related to the Black Oak acquisition, see “Note 10 – Contingent Consideration Liability” for further information.

During the nine months ended September 30, 2016, the Company issued 106,890,000 shares of common stock for purchase of Black Oak acquisition.

During the nine months ended September 30, 2016, senior secured convertible promissory notes and accrued interest in the amount of $961,740 were converted into 13,906,149 shares of common stock.

During the nine months ended September 30, 2016, the Company issued 25,715,674 shares of common stock for cash in the net amount of $3,208,134 pursuant to an equity financing facility with an accredited investor.

During the nine months ended September 30, 2016, the Company issued 350,000 shares of common stock for director fees in the amount of $60,550 and issued 70,000 shares of common stock for services performed in the amount of $20,727.

During the nine months ended September 30, 2016, the Company issued 172,414 shares of common stock for purchase of certain assets valued at $100,000.

During the nine months ended September 30, 2016, the Company issued 22,981,647 shares of common stock for the excise of warrants and received $3,150,000.

Stock-Based Compensation Expense

A summary of stock-based compensation for the three months ended September 30, 2017 and 2016 is as follows:

	For the Three Months Ended
	September 30, 2017		September 30, 2016
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense	Number of Shares or Options Granted	Stock-Based Compensation Expense

Stock Options	1,980,769	$234,580	–	$47,588

Stock Grants:
Employees (Common Stock)	747,227	170,148	–	–
Employees (Series B Preferred Stock)	-	-	400,000	715,039
Directors (Common Stock)	-	-	–	–
Non–Employee Consultants (Common Stock)	2,027,581	445,068	–	–

Total Stock–Based Compensation		$849,796		$762,627

A summary of stock-based compensation for the nine months ended September 30, 2017 and 2016 is as follows:

	For the Nine Months Ended
	September 30, 2017		September 30, 2016
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense	Number of Shares or Options Granted	Stock-Based Compensation Expense

Stock Options	10,230,769	$439,599	6,700,000	$142,766

Stock Grants:
Employees (Common Stock)	2,383,007	490,880	–	–
Employees (Series B Preferred Stock)	600,000	1,035,406	400,000	715,039
Directors (Common Stock)	1,215,909	221,973	350,000	60,550
Non–Employee Consultants (Common Stock)	4,886,586	1,036,427	70,000	20,727

Total Stock–Based Compensation		$3,224,285		$939,082

NOTE 14 – COMMITMENTS

Operating Lease Commitments

The Company leases certain business facilities under operating lease agreements that specify minimum rentals. Many of these have renewal provisions. The Company’s net rent expense for the three months ended September 30, 2017 and 2016 was $329,364 and $103,600, respectively, and for the nine months ended September 30, 2017 and 2016 was $956,431 and $535,559, respectively.

Production Operating Agreement

On May 23, 2017, the Company entered into a one-year operating agreement with Panther Gap Farms pursuant to which Panther Gap Farms will grow up to approximately one metric ton of the Company’s IVXX cannabis annually. The operating agreement is renewable for up to three additional terms of one year each. The agreement requires the Company to issue common stock, with a value of $1,150,000, upon execution of the agreement, which the Company issued in August 2017 and held in escrow. In addition to the common stock, the Company is required to issue common stock, with a value of $785,500, for the profit share of the cannabis ultimately sold by the Company upon execution of the agreement. Panther Gap Farms has the right to received up to $100,000 in cash in lieu of receiving the common stock related to the net profit share. If Panther Gap Farms requests such cash payment, the amount of common stock to be delivered will be reduced by an amount equal to the amount of such cash divided by the lower of the closing price or the 30 day VWAP of common stock on the date of the agreement. The shares to be received by Panther Gap Farms under the profit share agreement are dependent on the ultimate profit recognized by the Company when the cannabis product is sold.

The Company and Panther Gap Farms also entered into a lease agreement pursuant to which the Company leases the property on which the cannabis is grown. The lease agreement requires monthly payments of $30,000 for eight months and is also renewable for up to three additional terms of one year each.

NOTE 15 – SEGMENT INFORMATION

The Company’s operating and reportable segments are currently organized around the following products that it offers as part of its core business strategy:

•	Herbs and Produce Products – Includes herbs and leafy greens that are grown using classic Dutch hydroponic farming methods.

•	Cannabis Dispensary, Cultivation and Production – Includes cannabis-focused retail, cultivation and production.

These two reportable segments, which are described in greater detail below, had previously been reported on a combined basis as they had been operated and evaluated as one operating segment. The Company experienced significant growth over the last few years in most of our product areas. As the Company has grown organically, and as the Company previously added to its capabilities through acquisitions, its products have increased in scale and become more strategically important and distinctly organized and managed under these two groupings. In addition, Derek Peterson, the Company’s Chief Operating Decision Maker (“CODM”), reviews results, manages and allocates resources between these two strategic business groupings, and budgets using these business segments. The Company’s CODM reviews revenues including intersegment revenues, gross profit and operating income (loss) before income taxes when evaluating segment performance and allocating resources to each segment. Accordingly, intersegment revenue is included in the segment revenues presented in the tables below and is eliminated from revenues and cost of goods sold in the “Eliminations and Other” column. The “Eliminations and Other” column also includes various income and expense items that the Company does not allocate to its operating segments. These income and expense amounts include the results of the Company’s hydroponic equipment, which are not material, interest income, interest expense, corporate overhead, and corporate-wide expense items such as legal and professional fees as well as expense items for which the Company has not identified a reasonable basis for allocation. The accounting policies of the reportable segments are the same as those described in “Note 2 - Summary of Significant Accounting Policies” of the notes to unaudited consolidated financial statements.

Herbs and Produce Products

Either independently or in conjunction with third parties, the Company is a wholesale seller of locally grown hydroponic herbs, produce, and floral products, which are distributed through major grocery stores throughout the East and Midwest regions of the U.S.

Cannabis Dispensary, Cultivation and Production

Either independently or in conjunction with third parties, the Company operates medical marijuana retail dispensaries, medical marijuana cultivation and production facilities in California and Nevada. The Company owns real property in Nevada on which the Company plans to build a medical marijuana grow facility. All of our retail dispensaries in California and Nevada offer a broad selection of medical cannabis products including flowers, concentrates and edibles. The Company also produces and sells a line of medical cannabis flowers, as well as a line of medical cannabis-extracted products, which include concentrates, cartridges, vape pens and wax products.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Total assets at September 30, 2017 and 2016 exclude intercompany receivable balances eliminated in consolidation.

	For the Three Months Ended September 30, 2017
	Herbs and Produce Products	Cannabis Dispensary, Cultivation and Production	Eliminations and Other	Total

Total Revenues	$1,432,500	$8,673,560	$15,315	$10,121,375
Cost of Goods Sold	1,192,251	6,594,186	-	7,786,437

Gross Profit	240,249	2,079,374	15,315	2,334,938

Selling, General and Administrative Expenses	874,141	2,822,488	2,541,481	6,238,110
			.
Loss from Operations	(633,892)	(743,114)	(2,526,166)	(3,903,172)

Other Income (Expense):
Amortization of Debt Discount	-	-	(490,068)	(490,068)
Impairment of Property	-	-	(138,037)	(138,037)
Loss on Extinguishment of Debt	-	-	(1,373,538)	(1,373,538)
Loss on Fair Market Valuation of Derivatives	-	-	(1,475,900)	(1,475,900)
Interest (Expense) Income	-	51	(119,701)	(119,650)

Total Other Income (Expense)	-	51	(3,597,244)	(3,597,193)

Loss Before Provision for Income Taxes	$(633,892)	$(743,063)	$(6,123,410)	$(7,500,365)

Total Assets at September 30, 2017	$6,914,892	$68,290,922	$12,151,701	$87,357,515

	For the Three Months Ended September 30, 2016
	Herbs and Produce Products	Cannabis Dispensary, Cultivation and Production	Eliminations and Other	Total

Total Revenues	$2,138,260	$4,769,912	$42,193	$6,950,365
Cost of Goods Sold	1,921,093	3,747,841	25,355	5,694,289

Gross Profit	217,167	1,022,071	16,838	1,256,076

Selling, General and Administrative Expenses	642,441	1,920,468	3,379,727	5,942,636
			.
Loss from Operations	(425,274)	(898,397)	(3,362,889)	(4,686,560)

Other Income (Expense):
Amortization of Debt Discount	-	-	(610,089)	(610,089)
Loss from Derivatives Issued with Debt Greater than Debt Carrying Value	-	-	(867,000)	(867,000)
Gain on Fair Market Valuation of Derivatives	-	-	771,000	771,000
Interest Expense	-	(250)	(159,383)	(159,633)

Total Other Income (Expense)	-	(250)	(865,472)	(865,722)

Loss Before Provision for Income Taxes	$(425,274)	$(898,647)	$(4,228,361)	$(5,552,282)

Total Assets at September 30, 2016	$6,725,967	$2,390,233	$60,849,033	$69,965,233

	For the Nine Months Ended September 30, 2017
	Herbs and Produce Products	Cannabis Dispensary, Cultivation and Production	Eliminations and Other	Total

Total Revenues	$4,126,710	$20,609,917	$52,077	$24,788,704
Cost of Goods Sold	3,487,795	17,100,535	-	20,588,330

Gross Profit	638,915	3,509,382	52,077	4,200,374

Selling, General and Administrative Expenses	2,389,203	7,659,968	8,604,526	18,653,697
			.
Loss from Operations	(1,750,288)	(4,150,586)	(8,552,449)	(14,453,323)

Other Income (Expense):
Amortization of Debt Discount	-	-	(1,616,338)	(1,616,338)
Impairment of Property	-	-	(138,037)	(138,037)
Loss on Extinguishment of Debt	-	-	(4,052,133)	(4,052,133)
Gain on Fair Market Valuation of Derivatives	-	-	1,122,050	1,122,050
Interest (Expense) Income	-	51	(408,044)	(407,993)
Loss on Fair Market Valuation of Contingent Consideration	-	(4,426,047)	-	(4,426,047)
Gain on Settlement of Contingent Consideration	-	4,991,571	-	4,991,571

Total Other Income (Expense)	-	565,575	(5,092,502)	(4,526,927)

Loss Before Provision for Income Taxes	$(1,750,288)	$(3,585,011)	$(13,644,951)	$(18,980,250)

Total Assets at September 30, 2017	$6,914,892	$68,290,922	$12,151,701	$87,357,515

	For the Nine Months Ended September 30, 2016
	Herbs and Produce Products	Cannabis Dispensary, Cultivation and Production	Eliminations and Other	Total

Total Revenues	$9,413,121	$8,669,092	$116,228	$18,198,441
Cost of Goods Sold	8,758,524	6,557,137	65,203	15,380,864

Gross Profit	654,597	2,111,955	51,025	2,817,577

Selling, General and Administrative Expenses	1,798,051	3,772,056	7,663,781	13,233,888
			.
Loss from Operations	(1,143,454)	(1,660,101)	(7,612,756)	(10,416,311)

Other Income (Expense):
Amortization of Debt Discount	-	-	(922,621)	(922,621)
Loss on Extinguishment of Debt	-	-	(920,797)	(920,797)
Loss from Derivatives Issued with Debt Greater than Debt Carrying Value	-	-	(1,355,000)	(1,355,000)
Loss on Fair Market Valuation of Derivatives	-	-	(595,700)	(595,700)
Interest Expense	-	-	(276,193)	(276,193)

Total Other Income (Expense)	-	-	(4,070,311)	(4,070,311)

Loss Before Provision for Income Taxes	$(1,143,454)	$(1,660,101)	$(11,683,067)	$(14,486,622)

Total Assets at September 30, 2016	$6,725,967	$2,390,233	$60,849,033	$69,965,233

NOTE 16 – LITIGATION AND CLAIMS

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for the Company’s financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there were no matters that required an accrual as of September 30, 2017, nor were there any asserted or unasserted material claims for which material losses are reasonably possible.

NOTE 17 – SUBSEQUENT EVENTS

Equity Financing Facility

Subsequent to September 30, 2017, the Company issued 6,942,184 shares of common stock for cash in the amount of $1,250,000 pursuant to an equity financing facility with an accredited investor.

Debt and Interest Converted into Equity

Subsequent to September 30, 2017, senior convertible promissory notes and accrued interest in the amount of $1,640,000 and $69,777, respectively, were converted into 11,527,292 shares of common stock.

Other Events

On October 26, 2017, the Company entered into a joint venture agreement with NuLeaf to build and operate a cultivation and production facility for our IVXX brand of cannabis products in Nevada. As part of the agreement the Company made a convertible loan of $4.5 million to NuLeaf bearing an interest rate of 6% per annum, payable quarterly. The convertible loan will automatically convert a 50% ownership in NuLeaf upon approval by the State of Nevada.

On November 6, 2017, Kenneth P. Krueger notified the Board of Directors (the “Board”) that he has resigned as a member of the Board, effective immediately.

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

COMPANY OVERVIEW

Terra Tech is a holding company with the following subsidiaries:

•	Edible Garden Corp., a Nevada corporation (“Edible Garden”);
•	MediFarm, LLC, a Nevada limited liability company (“MediFarm”);
•	MediFarm I, LLC, a Nevada limited liability company (“MediFarm I”);
•	MediFarm I Real Estate, LLC, a Nevada limited liability company (“MediFarm I RE”);
•	MediFarm II, LLC, a Nevada limited liability company (“MediFarm II”);
•	IVXX, LLC, a Nevada limited liability company (“IVXX LLC”);
•	IVXX, Inc., a California corporation (“IVXX Inc.”; together with IVXX LLC, “IVXX”);
•	Blüm San Leandro, a California corporation (“Blüm San Leandro”);
•	Black Oak Gallery, a California corporation (“Black Oak”);
•	GrowOp Technology Ltd., a Nevada corporation (“GrowOp Technology”);
•	EG Transportation, LLC, a Nevada limited liability company (“EG Transportation”); and
•	MediFarm So Cal, Inc., a California mutual benefit corporation (“MediFarm SoCal”)

Our corporate headquarters is located at 2040 Main Street, Suite 225, Irvine, California 92614 and our telephone number is (855) 447-6967. Our website addresses are as follows: www.terratechcorp.com, www.blumoak.com, www.letsblum.com, www.ivxx.com, and www.ediblegarden.com. No information available on or through our websites shall be deemed to be incorporated into this Quarterly Report on Form 10-Q. Our common stock, par value $0.001 (the “Common Stock”), is quoted on the OTC Markets Group, Inc.’s OTCQX tier under the symbol “TRTC”.

History and Background

On February 9, 2012, we completed a reverse-triangular merger with GrowOp Technology whereby we acquired all of the issued and outstanding shares of GrowOp Technology. As a result of the merger, GrowOp Technology became our wholly-owned subsidiary. Following the merger, we ceased our prior operations and are now solely a holding company with eight wholly-owned subsidiaries. We also own interests in four other subsidiaries.

Our Business

We are a vertically integrated cannabis-focused agriculture company that is committed to cultivating and providing the highest quality medical cannabis, as well as other agricultural products, such as herbs and leafy greens that are grown using classic Dutch hydroponic farming methods.

Through Black Oak, we operate a medical marijuana retail dispensary, a medical marijuana cultivation, and have a second medical marijuana cultivation facility under construction (the “Hegenberger facility”), all in Oakland, California. Through MediFarm SoCal, we operate a medical marijuana retail dispensary in Santa Ana, California. Through MediFarm, MediFarm I, and MediFarm II (together “MediFarm”), we operate four retail medical marijuana dispensary facilities in Nevada, and have in various stages of construction medical marijuana cultivation and production facilities in Nevada. Through MediFarm I RE, we own the real property in Nevada on which we plan to build a medical marijuana dispensary of which we are in the planning phase. All of our retail dispensaries in California and Nevada operate under the name Blüm, which offer a broad selection of medical cannabis products including flowers, concentrates and edibles. Through our newest medical marijuana retail dispensary in Santa Ana, California, we offer quality cannabis products. Through IVXX, we produce and sell a line of medical cannabis flowers, as well as a line of medical cannabis-extracted products, which include concentrates, cartridges, vape pens and wax products. Through Edible Garden, we are a wholesale seller of locally grown hydroponic produce, herbs and floral products. EG Transportation supports the distribution of Edible Garden products to major grocery stores such as ShopRite, Walmart, Winn-Dixie, Raley’s, Meijer, Kroger, and others throughout New Jersey, New York, Delaware, Maryland, Connecticut, Pennsylvania and the Midwest. EG Transportation is a company in good standing and no operations to date.

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

As of September 2017, there are a total of 29 states, plus the District of Columbia, with legislation passed as it relates to medicinal cannabis. Of these states, 8 have decriminalized adult use cannabis legislation. These state laws are in direct conflict with the United States Federal Controlled Substances Act (21 U.S.C. § 811) (“CSA”), which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I drug, which is viewed as having a high potential for abuse, has no currently-accepted use for medical treatment in the U.S., and lacks acceptable safety for use under medical supervision.

These 29 states, and the District of Columbia, have adopted laws that exempt patients who use medicinal cannabis under a physician’s supervision from state criminal penalties. These are collectively referred to as the states that have de-criminalized medicinal cannabis, although there is a subtle difference between de-criminalization and legalization, and each state’s laws are different.

The states that have legalized medicinal cannabis are as follows (in alphabetical order):

1	.	Alaska	11	.	Maine	21	.	New York
2	.	Arizona	12	.	Maryland	22	.	North Dakota
3	.	Arkansas	13	.	Massachusetts	23	.	Ohio
4	.	California	14	.	Michigan	24	.	Oregon
5	.	Colorado	15	.	Minnesota	25	.	Pennsylvania
6	.	Connecticut	16	.	Montana	26	.	Rhode Island
7	.	Delaware	17	.	Nevada	27	.	Vermont
8	.	Florida	18	.	New Hampshire	28	.	Washington
9	.	Hawaii	19	.	New Jersey	29	.	West Virginia
10	.	Illinois	20	.	New Mexico

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

We currently operate medical marijuana businesses in California and Nevada. Although the possession, cultivation and distribution of marijuana for medical use is permitted in California and Nevada, provided compliance with applicable state and local laws, rules, and regulations, marijuana is illegal under federal law. We believe we operate our business in compliance with applicable Nevada and California laws and regulations. Any changes in federal, state or local law enforcement regarding marijuana may affect our ability to operate our business. Strict enforcement of federal law regarding marijuana would likely result in the inability to proceed with our business plans, could expose us to potential criminal liability and could subject our properties to civil forfeiture. Any changes in banking, insurance or other business services may also affect our ability to operate our business.

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

During March 2017, we executed a lease for 13,000 square feet of industrial space on over 30,000 square feet of land in Oakland’s industrial corridor. The Hegenberger facility is currently under construction, we expect to complete construction by early 2018.

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

Blüm San Leandro

We incorporated Blüm San Leandro on October 14, 2016. Blüm San Leandro has received the necessary governmental approvals and permitting to operate a medical marijuana dispensary and production facility in San Leandro, California. We have executed a lease for 13,300 square feet of industrial space in San Leandro’s industrial corridor and are in the final planning and design stages of the retail dispensary and production facility. We also plan on incorporating community meeting space at this facility. We expect to complete construction of the dispensary, production facility, and community meeting space by early 2018.

MediFarm SoCal

We incorporated MediFarm SoCal on August 17, 2017 to acquire all the assets of Tech Center Drive Management LLC. As a result of the acquisition, MediFarm SoCal now operates a medical marijuana dispensary under the name Blüm. MediFarm SoCal has the necessary governmental approvals and permitting to operate a medical marijuana dispensary in Santa Ana, California.

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

We formed MediFarm on March 19, 2014. Prior to August 2017, we owned 60% of the membership interests in MediFarm. The remaining membership interests were owned by Camden Goorjian (20%) and by Richard Vonfeldt (20%), two otherwise unaffiliated individuals. In August 2017, we acquired an additional 38% ownership in MediFarm for no additional consideration due to changes in the planned level of involvement of the two individuals in the operations of MediFarm. We now own 98% of MediFarm. MediFarm has received the necessary governmental approvals and permitting to operate medical marijuana cultivation, production, and/or dispensary facilities in Clark County, Nevada and a medical marijuana dispensary facility in the City of Las Vegas. As of September 30, 2017, MediFarm has three fully operational retail medical marijuana dispensaries in the greater Las Vegas region.

We formed MediFarm I on July 18, 2014. We own 50% of the membership interests in MediFarm I. The remaining membership interests are owned by Forever Green NV, LLC (50%), an otherwise unaffiliated entity that also owns certain membership interests in MediFarm II. MediFarm I has the necessary governmental approvals and permitting to operate a medical marijuana dispensary in Reno, Nevada. As of September 30, 2017, MediFarm I has one fully operational retail medical marijuana dispensary in Reno, Nevada.

We formed MediFarm II on July 30, 2014. We own 55% of the membership interests in MediFarm II. The remaining membership interests are owned by Nevada MF, LL (30%) and by Forever Green NV, LLC (15%), two otherwise unaffiliated entities. Forever Green NV, LLC also owns certain membership interests in MediFarm I. MediFarm II has received provisional licenses from the State of Nevada to operate a medical marijuana cultivation and production facility in Spanish Springs, Nevada.

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

IVXX and IVXX Branded Products

On September 16, 2014, Terra Tech formed IVXX for the purposes of producing a line of IVXX branded cannabis flowers as well as a complete line of IVXX branded pure cannabis concentrates including: oils, waxes, shatters, and clears.

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

On September 19, 2017, we announced that we signed a second craft cultivator to grow our proprietary high grade "IVXX" cannabis flowers and oils. The craft cultivator, Cultivar Inc., is located in Salinas, California and is approved for up to six acres (approximately 244,000 square feet) of cannabis cultivation, to be grown in high tech, climate-controlled greenhouses.

On October 26, 2017, the Company entered into a joint venture agreement with NuLeaf to build and operate a cultivation and production facility for our IVXX brand of cannabis products in Nevada. As part of the agreement the Company made a convertible loan of $4.5 million to NuLeaf bearing an interest rate of 6% per annum, payable quarterly. The convertible loan will automatically convert a 50% ownership in NuLeaf upon approval by the State of Nevada.

MediFarm I RE

On October 14, 2015, we formed MediFarm I RE. We own 50% of the membership interests in MediFarm I RE. The remaining membership interests are owned by Forever Young Investments, LLC (50%), an otherwise unaffiliated entity. MediFarm I RE is a real estate holding company that owns the real property and a building that is situated on such real property, at which in January 1, 2017 a medical marijuana dispensary facility is located and operates.

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

Edible Garden’s main competitors are Shenandoah Growers and Sun Aqua Farms. To a lesser extent, Edible Garden competes with Green Giant, Del Monte, Rock Hedge Herbs, and Infinite Herbs. Edible Garden is an up and coming brand that has increased its retailers to approximately 1,800 retail sellers since we acquired Edible Garden in April 2013. Edible Garden believes the following three factors set it apart from its competitors: (1) its branding and marketing displays, which are predominately placed in high traffic areas on its proprietary racks; (2) it uses proprietary strands and seeds for its produce and its methodology for growing such produce; and (3) all of its produce is hydroponically grown and sold “alive” (i.e., the produce is sold “rooted”).

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

On August 22, 2017, Edible Garden continued to expand its product range with the launch of a new line of fresh-cut herbs, under the name ‘Snip Its™’, for individuals seeking out healthier salad alternatives that are free of genetically modified organisms.

Our Operations

We are organized into two reportable segments:

•	Herbs and Produce Products – Includes herbs and leafy greens that are grown using classic Dutch hydroponic farming methods; and
•	Cannabis Dispensary, Cultivation and Production – Includes cannabis-focused retail, cultivation and production.

Herbs and Produce Products

Either independently or in conjunction with third parties, we are a retail seller of locally grown hydroponic herbs, produce, and floral products, which are distributed through major grocery stores throughout the West, East and Midwest regions of the U.S.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenues

For the three months ended September 30, 2017, we generated revenues of $10.12 million, compared to $6.95 million for the three months ended September 30, 2016, an increase of $3.17 million or 45.6 percent. On July 1, 2017, the State of Nevada allowed adult use cannabis sales, resulting in a $3.90 million increase in cannabis segment revenues generated from our MediFarm and MediFarm I dispensaries for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Cost of Goods Sold

For the three months ended September 30, 2017, cost of goods sold was $7.79 million, compared to $5.69 million for the three months ended September 30, 2016, an increase of $2.09 million or 36.7 percent. The increase in cost of goods sold was primarily attributable to an increase of $2.85 million from the cannabis segment, which had $6.59 million and $3.75 million cost of goods sold for the three months ended September 30, 2017 and 2016, respectively. On July 1, 2017, the State of Nevada allowed adult use cannabis sales, which drove the increase in revenues and resulting cost of goods sold for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Gross Profit

Our gross profit for the three months ended September 30, 2017 was $2.33 million, compared to a gross profit of $1.26 million for the three months ended September 30, 2016, an increase of $1.08 million or 85.9 percent. Gross margin for the three months ended September 30, 2017 was 23.1 percent, compared to 18.1 percent for the three months ended September 30, 2016. The increase in gross profit was primarily attributable to the cannabis segment, which had $2.08 million and $1.02 million gross profit for the three months ended September 30, 2017 and 2016, respectively, or 24.0 percent and 21.4 percent gross margin for the three months ended September 30, 2017 and 2016, respectively. The cannabis segment increase in gross profit was primarily due to adult use cannabis sales going live on July 1, 2017 in the State of Nevada. The cannabis segment increase in gross profit margin was primarily due to increase in sales prices and sales of higher margin products for the three months ended September 30, 2017 compared to prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2017 were $6.24 million, compared to $5.94 million for the three months ended September 30, 2016, an increase of $0.30 million or 5.0 percent. The increase was due to general increases in operation costs and having one additional dispensary in the third quarter of 2017 compared to the same period in the prior year.

Operating Income (Loss)

We realized an operating loss of $3.90 million for the three months ended September 30, 2017, compared to an operating loss of $4.69 million for the three months ended September 30, 2016, a decrease of $0.78 million or 16.7 percent primarily resulting from improved gross profits from our cannabis segment.

Other Income (Expense)

Other expense for the three months ended September 30, 2017 was $3.60 million, compared to $0.87 million for the three months ended September 30, 2016, an increase of $2.73 million or 315.5 percent. This increase was primarily attributable to: (i) an increase in gain (loss) on fair market valuation of derivatives of $2.25 million, which was a loss of $1.48 million for the three months ended September 30, 2017, compared to a gain of $0.77 million in the prior year period; (ii) an increase in loss on extinguishment of debt of $1.37 million, which was $1.37 million for the three months ended September 30, 2017, compared to zero in the prior year period; offset by (iii) a decrease of $0.87 million in loss from derivatives issued with debt greater than debt carrying value which was zero for the three months ended September 30, 2017, compared to a loss of $0.87 million for the three months ended September 30, 2016.

Net Loss Attributable to Terra Tech Corp.

We incurred a net loss attributable to Terra Tech Corp. of $7.79 million, or $0.01 loss per share, for the three months ended September 30, 2017, compared to a net loss attributable to Terra Tech Corp. of $5.59 million, or $0.02 loss per share, for the three months ended September 30, 2016. The primary reasons for the increase were an increase in loss on fair market valuation of derivatives of $2.25 million, an increase in loss on extinguishment of debt of $1.37 million, offset by a decrease in loss from derivatives issued with debt greater than debt carrying value of $0.87 million.

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

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Revenues

For the nine months ended September 30, 2017, we generated revenues of $24.79 million, compared to $18.20 million for the nine months ended September 30, 2016, an increase of $6.59 million or 36.2 percent. The increase was primarily due to an $11.94 million increase in the cannabis segment offset by a $5.29 million decrease in the herbs and produce segment. On July 1, 2017, the State of Nevada allowed adult use cannabis sales, contributing to the increase in the cannabis segment revenues. In addition, nine months of revenue for Black Oak, MediFarm and MediFarm I dispensaries were recognized in the nine months ended September 30, 2017 compared to six months of revenue for Black Oak and MediFarm for the nine months ended September 30, 2016. MediFarm I did not begin operations until January 2017. The herbs and produce segment decrease was related to the expiration of the floral product contract for floral products that expired at December 31, 2016.

Cost of Goods Sold

For the nine months ended September 30, 2017, cost of goods sold was $20.59 million, compared to $15.38 million for the nine months ended September 30, 2016, an increase of $5.21 million or 33.9 percent. The increase in cost of goods sold was attributable to: (i) an increase of $10.54 million from the cannabis segment, which had $17.10 million and $6.56 million cost of goods sold for the nine months ended September 30, 2017 and 2016, respectively; offset by (ii) a decrease of $5.27 million from the herbs and produce segment, which had $3.49 million and $8.76 million cost of goods sold for the nine months ended September 30, 2017 and 2016, respectively. On July 1, 2017, the State of Nevada allowed adult use cannabis sales, contributing to the increase in the cannabis segment revenues and related cost of goods sold for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. In addition, nine months of cost of goods sold for Black Oak, MediFarm and MediFarm I dispensaries were recognized in the nine months ended September 30, 2017 compared to six months of cost of goods sold for Black Oak and MediFarm for the nine months ended September 30, 2016. MediFarm I did not begin operations until January 2017. The herbs and produce segment decrease was related to the expiration of the floral product contract for floral products that expired at December 31, 2016.

Gross Profit

Our gross profit for the nine months ended September 30, 2017 was $4.20 million, compared to a gross profit of $2.82 million for the nine months ended September 30, 2016, an increase of $1.38 million or 49.1 percent. Our gross margin percentage for the nine months ended September 30, 2017 was 16.9 percent, compared to 15.5 percent for the nine months ended September 30, 2016. The increase in gross profit was attributable to: (i) the cannabis segment, which had $3.51 million and $2.11 million gross profit for the nine months ended September 30, 2017 and 2016, respectively, or 17.0 percent and 24.4 percent gross margin for the nine months ended September 30, 2017 and 2016, respectively, offset by (ii) the herbs and produce segment, which had $0.64 million and $0.65 million gross profit for the nine months ended September 30, 2017 and 2016, respectively, or 15.5 percent and 7.0 percent gross margin for the nine months ended September 30, 2017 and 2016, respectively.

The cannabis segment increase in gross profit was related to a full nine months of gross profit for Black Oak, MediFarm and MediFarm I dispensaries recognized in the nine months ended September 30, 2017 compared to six months of gross profit for Black Oak and MediFarm for the nine months ended September 30, 2016. MediFarm I did not begin operations until Jan 2017. The decrease in the gross margin percentage for the cannabis segment for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was due to discounting the products sold at the new dispensaries in an effort to gain market share. The herbs and produce segment gross profit decrease during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, was related to the expiration of the floral product contract for floral products that expired at December 31, 2016 while the gross margin percentage increased as a result of the Company focusing on selling higher margin produce.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2017 were $18.65 million, compared to $13.23 million for the nine months ended September 30, 2016, an increase of $5.42 million or 41.0 percent. The increase was primarily due to: (i) an increase in salaries and wages for operations at the MediFarm dispensaries, and at corporate which includes a $1.27 million increase in equity compensation expense issued to employees during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016; and (ii) an increase of $1.03 million in depreciation and amortization expense. The increase in depreciation and amortization for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, was primarily due to Black Oak and MediFarm, which began operations in the second quarter of 2016, and MediFarm I, which began operations in the first quarter of 2017.

Operating Income (Loss)

We realized an operating loss of $14.45 million for the nine months ended September 30, 2017, compared to an operating loss of $10.42 million for the nine months ended September 30, 2016, an increase of $4.04 million or 38.8 percent.

Other Income (Expense)

Other expense for the nine months ended September 30, 2017 was $4.53 million, compared to $4.07 million for the nine months ended September 30, 2016, an increase of $0.46 million or 11.2 percent. This increase was primarily attributable to: (i) a $4.43 million loss on fair market valuation of contingent consideration; (ii) an increase in loss on extinguishment of debt of $3.13 million, which was $4.05 million for the nine months ended September 30, 2017, compared to $0.92 million in the prior year period; (iii) an increase in amortization of debt discount of $0.69 million, which was $1.62 million for the nine months ended September 30, 2017, compared to $0.92 million in the prior year period, offset by (iv) a $4.99 million gain on settlement of contingent consideration related to the Black Oak acquisition (see “Note 10 – Contingent Consideration Liability” for further information); (v) an increase in gain (loss) on fair market valuation of derivatives of $1.72 million, which was a gain of $1.12 million for the nine months ended September 30, 2017, compared to a loss of $0.60 million in the prior year period; and (vi) a decrease in loss from derivatives issued with a debt greater than debt carrying value of $1.36 million, which was zero for the nine months ended September 30, 2017, compared to $1.36 million in the prior year period.

Net Loss Attributable to Terra Tech Corp.

We incurred a net loss attributable to Terra Tech Corp. of $18.36 million, or $0.03 loss per share, for the nine months ended September 30, 2017, compared to a net loss attributable to Terra Tech Corp. of $14.65 million, or $0.04 loss per share, for the nine months ended September 30, 2016. The primary reasons for the increase were a $5.42 million increase in selling, general and administrative expenses offset by a $1.38 million increase in gross profit during the nine months ended September 30, 2017, compared to the prior year period.

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

LIQUIDITY AND CAPITAL RESOURCES

We have never reported net income. We incurred net losses for the nine months ended September 30, 2017, and have an accumulated deficit of $91.23 million as of September 30, 2017, compared to an accumulated deficit of $72.87 million at December 31, 2016. As of September 30, 2017, we had working capital of $8.85 million, compared to a working capital deficit of $9.56 million at December 31, 2016. At September 30, 2017, we had a cash balance of $6.65 million, compared to a cash balance of $9.75 million at December 31, 2016.

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

We anticipate requiring additional capital for the commercial development of our subsidiaries. Black Oak, Blüm San Leandro and the Hegenberger facility, together, will require approximately $2.5 million in capital to complete. Construction for the completion of the packaging facility for Edible Garden will require approximately $1.4 million. The estimated construction budget for the development of the cultivation and production facilities under MediFarm II is approximately $2.0 million. Forever Green NV, LLC, a member of MediFarm II, has agreed to contribute approximately $750,000 in the form of debt to MediFarm II. We will be obligated to contribute the remaining amount.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the third quarter of 2018. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations, or if we are able to raise capital, that it will be available to us on acceptable terms, on an acceptable schedule, or at all.

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

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2017 was $12.88 million, compared to $5.19 million for the nine months ended September 30, 2016, an increase of $7.69 million, or 148.3 percent. Increases in cash used in operating activities were due to: (i) a gain on settlement of contingent consideration of $4.99 million, (ii) an increase in prepaid expenses and other assets of $4.25 million; (iii) an increase in net loss of $3.70 million; (iv) a decrease of $1.72 million in gain (loss) on fair value market valuation of derivatives; (iii) a decrease of $1.36 million in loss on equity instrument issued with debt greater than debt carrying value; and (iv) an increase in inventory of $1.10 million. Offsets to the increase in cash used in operating activities were due to: (i) an increase of $4.43 million in loss on fair market valuation of contingent consideration; (ii) an increase of $3.13 million loss on extinguishment of debt; and (iii) an increase of $2.29 million in equity compensation expense to employees and service providers.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2017 was $6.06 million, compared to cash used in investing activities of $3.12 million for the nine months ended September 30, 2016, an increase of $2.94 million, or 94.1 percent. During the first nine months of 2017, cash used in investing activities was primarily comprised of expenditures related to: (i) the construction of the San Leandro and Oakland facilities; (ii) capital expenditures at Edible Garden in Belvidere, N.J.; and (iii) payment of $4.11 million for acquisition of all the assets of Tech Center Drive-Management.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2017 was $15.84 million, compared to $11.29 million for the nine months ended September 30, 2016, an increase of $4.55 million, or 40.3 percent. Cash provided by financing activities for the nine months ended September 30, 2017 was primarily due to: (i) $11.50 million from the issuance of debt; (ii) $6.70 million from the sale of common stock; partially offset by (iii) payment of $2.09 million for the contingent consideration related to the Black Oak acquisition.

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

Interest Rate Risk

As of September 30, 2017, we had no outstanding variable-rate debt and $5.90 million of principal fixed-rate debt.

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

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the September 30, 2017. Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not entirely effective as of September 30, 2017.

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

Plan for Remediation of the Material Weaknesses

We are implementing and are continuing to implement a number of measures to address the material weaknesses identified. The remediation activities undertaken by the Company included the following:

•	We are reorganizing and restructuring Corporate Accounting by (1) revising the reporting structure and establishing clear roles, responsibilities, and accountability, (2) hiring additional technical accounting personnel, with appropriate GAAP technical accounting experience, which enables further segregation of duties and allows additional levels of internal review and supervision within our accounting organization to address complex accounting and financial reporting requirements, and (3) assessing the technical accounting capabilities in the operating units to ensure the right complement of knowledge, skills, and training;

•	We designed additional controls around identification, documentation and application of technical accounting guidance with particular emphasis on events outside the ordinary course of business. These controls are expected to include the implementation of additional supervision and review activities by qualified personnel, the preparation of formal accounting memoranda to support our conclusions on technical accounting matters, and the development and use of checklists and research tools to assist in compliance with GAAP with regard to complex accounting issues;

•	We are improving period-end closing procedures by (1) requiring all significant non-routine transactions to be reviewed by Corporate Accounting, (2) ensuring that account reconciliations and analyses for significant financial statement accounts are reviewed for completeness and accuracy by qualified accounting personnel, (3) implementing a process that ensures the timely review and approval of complex accounting estimates by qualified accounting personnel and subject matter experts, where appropriate, and (4) developing better monitoring controls at Corporate Accounting and the operating units;

•	We are currently in the process of implementing a new ERP system. The new ERP integrated system will enhance senior level management’s oversight over the financial reporting process; and

•	We performed a formal assessment process to identify risks and to reevaluate the design of control activities.

There are no assurances that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as disclosed in Remediation of Material Weakness above.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become subject to litigation or proceedings in connection with our business, as either a plaintiff or defendant. There are no such pending legal proceedings to which we are a party that, in the opinion of management, is likely to have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2016, except for the risk factor noted below. Please refer to that section for disclosures regarding the risk and uncertainties relating to our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description

4.1	Form of 12% Senior Convertible Promissory Note (2)

10.1	Form of Asset Purchase Agreement, dated as of September 13, 2017 (1)

10.2	Form of Security Purchase Agreement, dated as of August 21, 2017 (2)

31.1	Certification of Derek Peterson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Michael C. James, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Derek Peterson, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

32.2	Certification of Michael C. James, Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculations Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Presentation Linkbase Document *

_________

* Filed herewith

(1) Incorporated by reference to Current Report on Form 8-K filed with the SEC on September 14, 2017.

(2) Incorporated by reference to Current Report on Form 8-K filed with the SEC on August 22, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA TECH CORP.

Date: November 9, 2017	By:	/s/ Michael C. James
Michael C. James
Chief Financial Officer Chief Accounting Officer

