Form 10-K/A
period 2016-12-31
Terra Tech Corp.
filed 2018-01-12
CIK 1451512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K/A (this “Amendment”) to Terra Tech Corp.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2016, originally filed with the Securities and Exchange Commission on March 31, 2017 (the “Original Filing”), is being filed solely for the purpose of amending the footnote to the second table of Note 4 on page F-22 to read as follows: “The Company received an independent third-party expert appraiser valuation report in valuing certain assets which included Customer Relationships, Trade Name and Dispensary License. Management is fully responsible for the valuation of the assets.”

For purposes of this Amendment, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 15 of the Form 10-K has been amended and restated in its entirety. Except as described above, no other changes have been made to the Original Filing, and this Amendment does not modify, amend, or update in any way any of the financial or other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the filing date of the Original Filing. Readers are encouraged to read the Amendment in its entirety.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

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
10.3

Letter Agreement dated December 2, 2013, by and between Edible Garden Corp. and Heartland Growers Inc. (certain portions of this exhibit have been omitted based upon a request for confidential treatment) (20)

10.4	Form of Independent Director Agreement (15)
10.5	Form of Indemnification Agreement (15)
10.6	Form of Securities Purchase Agreement dated December 13, 2015, by and among Terra Tech Corp. and purchasers identified on the signature pages thereto (3)
10.7	2016 Equity Incentive Plan (3)
10.8	Form of Escrow Agreement dated March 31, 2016, by and among Terra Tech Corp., a Nevada corporation, Black Oak Gallery, a California corporation, and the “Shareholder Representative” (3)
10.9	Lease dated January 1, 2015, by and between Whitetown Realty, LLC and Edible Garden Corp. (3)
10.10	Guaranty dated January 1, 2015, by Terra Tech Corp. in favor of Whitetown Realty, LLC (3)
10.11	Sublease dated March 29, 2016, by and between Black Oak Gallery and CCIG Properties, LLC, dated March 29, 2016 (16)
10.12	Agreement of Merger dated March 31, 2016, by and between Generic Merger Sub, Inc. and Black Oak Gallery (10)
10.13	Operations and Asset Management Agreement dated March 31, 2016, by and among Platinum Standard, LLC, Black Oak Gallery, and Terra Tech Corp. (10)
10.14	Form of Demand Promissory Note, dated March 31, 2016, with Dominion Capital LLC (10)
10.15	Form of Demand Promissory Note, dated April 29, 2016, with Dominion Capital LLC (10)
10.16	Form of Securities Purchase Agreement, dated as of May 27, 2016, by and among Terra Tech Corp. and the purchasers to be identified on the signature pages thereto (11)
10.17	Form of Subsidiary Guarantee, dated as of May 27, 2016 (11)
10.18	Form of Security Agreement, dated as of May 27, 2016 (11)
10.19	Form of Intellectual Property Security Agreement, dated as of May 27, 2016 (1)
10.20	Form of Securities Purchase Agreement, dated as of September 30, 2016 (7)
10.21	Form of Securities Purchase Agreement, dated as of October 28, 2016 (12)
10.22	Form of Investment Agreement, dated as of November 28, 2016 (17)
10.23	Amendment to 12% Convertible Promissory Note, dated as of December 13, 2016 (18)
10.24	Form of Securities Purchase Agreement, dated as of December 16, 2016 (13)
14.1	Code of Ethics (18)
21.1	List of Subsidiaries**
23.1	Consent of Macias Gini & O’Connell LLP*
23.2	Consent of Tarvaran, Askelson & Company, LLP*
24	Power of Attorney (set forth on the signature page of this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 *

Exhibit	Description

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code *

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Presentation Linkbase Document *

_________________

(1)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on February 10, 2012.
(2)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on May 6, 2013.
(3)	Incorporated by reference to Annual Report on Form 10-K filed with the SEC on March 29, 2016
(4)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-156421), filed with the SEC on December 23, 2008.
(5)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-191954), filed with the SEC on October 28, 2013.
(6)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on September 28, 2016
(7)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on October 7, 2016
(8)	Incorporated by reference to Amendment No. 3 to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on April 19, 2012.
(9)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on March 2, 2015.
(10)	Incorporated by reference to Quarterly Report on Form 10-Q filed with the SEC on May 12, 2016
(11)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on June 1, 2016
(12)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on October 28, 2016
(13)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on December 20, 2016
(14)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on May 28, 2013.
(15)	Incorporated by reference to Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015.
(16)	Incorporated by reference to Current Report on Form 8-K/A filed with the SEC on April 5, 2016
(17)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on November 28, 2016
(18)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on December 14, 2016
(19)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on November 5, 2015.
(20)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-191954), filed with the SEC on December 5, 2013.
*	filed herewith
**	Previously filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

/s/ Macias Gini & O’Connell LLP

Macias Gini & O’Connell LLP

Sacramento, California

March 31, 2017 (except for the last paragraph of Note 2, the last two paragraphs of Note 4, the third paragraph of Note 9 and the penultimate paragraph of Note 11 as to which the date is October 27, 2017, and the second sentence of the footnote to the second table of Note 4, as to which the date is January 12, 2018)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation's consolidated financial statements as of and for the year ended December 31, 2016, and our report dated March 31, 2017 (except for the last paragraph of Note 2, the last two paragraphs of Note 4, the third paragraph of Note 9 and the penultimate paragraph of Note 11 as to which the date is October 27, 2017, and the second sentence of the footnote to the second table of Note 4, as to which the date is January 12, 2018), expressed an unqualified opinion.

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

________________

*

The Company received an independent third-party expert appraiser valuation report in valuing certain assets which included Customer Relationships, Trade Name and Dispensary License. Management is fully responsible for the valuation of the assets.

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

TERRA TECH CORP.

Date: January 12, 2018	By:	/s/ Derek Peterson
Derek Peterson
President and Chief Executive Officer

7

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

Date: January 12, 2018	By:	/s/ Derek Peterson
Derek Peterson
President and Chief Executive Officer, and Chairman of the Board
(Principal Executive Officer)

Date: January 12, 2018	By:	/s/ Michael A. Nahass
Michael A. Nahass
Director, Secretary and Treasurer

Date: January 12, 2018	By:	/s/ Steven J. Ross
Steven J. Ross
Director

Date: January 12, 2018	By:	/s/ Kenneth Vande Vrede
Kenneth Vande Vrede
Chief Operating Officer and Director

Date: January 12, 2018	By:	/s/ Michael James
Michael James
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

Date: January 12, 2018	By:	/s/ Alan D. Gladstone
Alan D. Gladstone
Director

8