Form 10-K
period 2017-12-31
Terra Tech Corp.
filed 2018-03-16
CIK 1451512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 in the Exchange Act). Yes ☐ No ☒

At June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates (based on the closing sale price of the registrant’s Common Stock on the OTC Market Group Inc.’s OTCQX tier, and for the purpose of this computation only, on the assumption that all of the Registrant’s directors and officers are affiliates, was approximately $116,891,921.

As of March 8, 2018, there were 65,319,183 shares of common stock outstanding, 8 shares of Series A Preferred Stock, convertible at any time into 8 shares of common stock, 0 shares of Series B Preferred Stock, 948,189 shares of common stock issuable upon the exercise of all of our outstanding warrants and 659,774 shares of common stock issuable upon the exercise of all vested options.

TERRA TECH CORP.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2017

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which provides a “safe harbor” for forward-looking statements made by us. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends, and other information, may be forward-looking statements. Words such as “might,” “will,” “may,” “should,” “estimates,” “expects,” “continues,” “contemplates,” “anticipates,” “projects,” “plans,” “potential,” “predicts,” “intends,” “believes,” “forecasts,” “future,” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates, and projections will occur or can be can achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties, and other important factors, many of which are beyond our control, that could cause actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Such risks, uncertainties, and other important factors that could cause actual results to differ include, among others, the risk, uncertainties and factors set forth under “Item 1A. Risk Factors” in this Annual Report on Form 10-K and in other filings we make from time to time with the U.S. Securities and Exchange Commission (“SEC”).

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

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Unless the context indicates or suggests otherwise, references to “we,” “our,” “us,” the “Company,” or “Terra Tech” refer to Terra Tech Corp., a Nevada corporation, individually, or as the context requires, collectively with its consolidated subsidiaries.

Company Overview

Terra Tech is a holding company with the following subsidiaries:

•	620 Dyer LLC, a California corporation (“Dyer”);
•	1815 Carnegie LLC, a California limited liability company (“Carnegie”);
•	Black Oak Gallery, a California corporation (“Black Oak”);
•	Blüm San Leandro, a California corporation (“Blüm San Leandro”);
•	Edible Garden Corp., a Nevada corporation (“Edible Garden”);
•	EG Transportation, LLC, a Nevada limited liability company (“EG Transportation”);
•	GrowOp Technology Ltd., a Nevada corporation (“GrowOp Technology”);
•	IVXX, Inc., a California corporation (“IVXX Inc.”; together with IVXX LLC, “IVXX”);
•	IVXX, LLC, a Nevada limited liability company (“IVXX LLC”);
•	MediFarm, LLC, a Nevada limited liability company (“MediFarm”);
•	MediFarm I, LLC, a Nevada limited liability company (“MediFarm I”);
•	MediFarm I Real Estate, LLC, a Nevada limited liability company (“MediFarm I RE”);
•	MediFarm II, LLC, a Nevada limited liability company (“MediFarm II”); and
•	MediFarm So Cal, Inc., a California mutual benefit corporation (“MediFarm SoCal”)

Our corporate headquarters is located at 2040 Main Street, Suite 225, Irvine, California 92614 and our telephone number is (855) 447-6967. Our website addresses are as follows: www.terratechcorp.com, www.blumoak.com, www.letsblum.com, www.ivxx.com, and www.ediblegarden.com. No information available on or through our websites shall be deemed to be incorporated into this Annual Report on Form 10-K. Our common stock, par value $0.001 (the “Common Stock”), is quoted on the OTC Markets Group, Inc.’s OTCQX tier under the symbol “TRTCD.”

Recent Developments

On March 12, 2018, we implemented a 1-for-15 reverse stock split of our common stock (the “Reverse Stock Split”). The Reverse Stock Split became effective in the stock market upon commencement of trading on March 13, 2018. As a result of the Reverse Stock Split, every fifteen shares of our Pre-Reverse Stock Split common stock were combined and reclassified into one share of our common stock. No fractional shares were issued in connection with the Reverse Stock Split, and any fractional shares were rounded up to the nearest whole share. The number of shares of common stock subject to outstanding options, warrants and convertible securities were also reduced by a factor of fifteen as of March 13, 2018. All historical share and per share amounts reflected throughout this report have been adjusted to reflect the Reverse Stock Split. The authorized number of shares and the par value per share of our common stock were not affected by the Reverse Stock Split.

History and Background

On February 9 2012, we completed a reverse-triangular merger with GrowOp Technology whereby we acquired all of the issued and outstanding shares of GrowOp Technology. As a result of the merger, GrowOp Technology became our wholly-owned subsidiary. Following the merger, we ceased our prior operations and are now solely a holding company with ten wholly-owned subsidiaries. We also own interests in four other subsidiaries.

Our Business

We are a vertically integrated retail, production and cultivation company, with an emphasis on providing the highest quality of medical and adult use cannabis products. We also hold an exclusive patent on an organic antioxidant rich Superleaf lettuce and living herbs that are grown using classic Dutch hydroponic farming methods.

We have a presence in three states (California, Nevada and New Jersey) and currently have a concentrated cannabis interest in California and Nevada. All of our cannabis dispensaries operate under the name Blüm. Our cannabis dispensaries in California operate as MediFarm SoCal in Santa Ana and Black Oak Gallery in Oakland and offer a broad selection of medical cannabis products including flowers, concentrates and edibles.

We are currently in various stages of construction in both states as we are rapidly expanding our commercial footprint focusing on building additional retail, cultivation and production locations for medical and adult use cannabis. The Hegenberger cultivation facility in Oakland under Black Oak is expected to be complete by the third quarter of 2018, with additional medical and adult use locations under Dyer and Carnegie in which we own the real property. We have received provisional permits to operate a dispensary and production facility in the city of San Leandro, California under Blüm San Leandro; and upon project completion and inspection, to receive final operating permits.

In Nevada, we have four dispensaries, three under MediFarm in Las Vegas and one under MediFarm I in Reno, which sell quality medical and adult use cannabis products. We own real property in Reno under MediFarm I RE, on which MediFarm I operates its dispensary. Under MediFarm II, we are constructing a state of the art cultivation and production facility, which will produce our IVXX proprietary brand of cannabis flowers and cannabis extracted products available throughout Nevada.

We have access to wide consumer markets for cannabis in both Nevada and California for which our focus is on building a brand portfolio of a line of quality IVXX cannabis products. Within our highly advanced and custom designed extraction labs, we produce the purest concentrates and cannabis extracted products including cartridges and vape pens. Our IVXX cannabis flowers are grown under meticulous standards ensuring exceptional quality and consistency.

Founded on the importance of providing consumers with healthy and natural products, Edible Garden is a wholesale seller of organic and locally grown hydroponic produce and herb products. EG Transportation supports the distribution of Edible Garden products to major grocery stores such as ShopRite, Walmart, Ahold, Aldi, Meijer, Kroger, and others throughout New Jersey, New York, Delaware, Maine, Maryland, Connecticut, Pennsylvania and the Midwest.

We have a “rollup” growth strategy, which includes the following components:

•	With our brand recognition and experienced management team, maximize productivity, provide economies of scale, and increase profitability through our public market vehicle;

•	Acquire unique products and niche players where barriers to entry are high and margins are robust, providing them with a broader outlet for their products; and

•	Acquire multiple production facilities to capture the market vertically from manufacturing to production up to retail.

Our business also represents our operating segments. See our Part I, Item 1. Business, “Company Overview” and “Note 20 – Segment Information” to our consolidated financial statements for further discussion of our operating segments.

Marijuana Industry Overview

Marijuana cultivation refers to the planting, tending, improving and harvesting of the flowering plant Cannabis, primarily for the production and consumption of cannabis flowers, often referred to as “buds.” The cultivation techniques for marijuana cultivation differ for other purposes such as hemp production and generally references to marijuana cultivation and production do not include hemp.

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

As of December 2017, there are a total of 29 states, plus the District of Columbia, with legislation passed as it relates to medicinal cannabis. Of these states, 8 have decriminalized adult use cannabis legislation. These state laws are in direct conflict with the United States Federal Controlled Substances Act (21 U.S.C. § 811) (“CSA”), which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I drug, which is viewed as having a high potential for abuse, has no currently-accepted use for medical treatment in the U.S., and lacks acceptable safety for use under medical supervision.

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

The dichotomy between federal and state laws has also limited the access to banking and other financial services by marijuana businesses. The U.S. Department of Justice and the U.S. Department of Treasury have issued guidance for banks considering conducting business with marijuana dispensaries in states where those businesses are legal, pursuant to which banks must now file a Marijuana Limited Suspicious Activity Report that states the marijuana business is following the government’s guidelines with regard to revenue that is generated exclusively from legal sales. However, since the same guidance noted that banks could still face prosecution if they provide financial services to marijuana businesses, it has led to the widespread refusal of the banking industry to offer banking services to marijuana businesses operating within state and local laws.

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

In November 2016, California voters approved Proposition 64, which is also known as the Adult Use of Marijuana Act (“the AUMA”), in a ballot initiative. Among other things, the AUMA makes it legal for adults over the age of 21 to use marijuana and to possess up to 28.5 grams of marijuana flowers and 8 grams of marijuana concentrates. Individuals are also permitted to grow up to six marijuana plants for personal use. In addition, the AUMA establishes a licensing system for businesses to, among other things, cultivate, process and distribute marijuana products under certain conditions. On January 1, 2018, the California Bureau of Marijuana Control enacted regulations to implement the AUMA.

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

In an effort to provide guidance to federal law enforcement, the Department of Justice (the “DOJ”) has issued Guidance Regarding Marijuana Enforcement to all United States Attorneys in a memorandum from Deputy Attorney General David Ogden on October 19, 2009, in a memorandum from Deputy Attorney General James Cole on June 29, 2011 and in a memorandum from Deputy Attorney General James Cole on August 29, 2013. Each memorandum provides that the DOJ is committed to the enforcement of the CSA, but the DOJ is also committed to using its limited investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way. On January 4, 2018, Attorney General Jeff Sessions revoked the Ogden Memo and the Cole Memos.

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

Furthermore, H.R. 83, enacted by Congress on December 16, 2014, provides that none of the funds made available to the DOJ pursuant to the 2015 Consolidated and Further Continuing Appropriations Act may be used to prevent certain states, including Nevada and California, from implementing their own laws that authorized the use, distribution, possession, or cultivation of medical marijuana. This prohibition is currently in place until March 23, 2018.

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

We currently operate medical and adult use marijuana businesses in California and Nevada. Although the possession, cultivation and distribution of marijuana for medical and adult use is permitted in California and Nevada, provided compliance with applicable state and local laws, rules, and regulations, marijuana is illegal under federal law. We believe we operate our business in compliance with applicable Nevada and California laws and regulations. Any changes in federal, state or local law enforcement regarding marijuana may affect our ability to operate our business. Strict enforcement of federal law regarding marijuana would likely result in the inability to proceed with our business plans, could expose us to potential criminal liability and could subject our properties to civil forfeiture. Any changes in banking, insurance or other business services may also affect our ability to operate our business.

Our Medical Marijuana Dispensaries, Cultivation and Manufacturing

Black Oak Gallery

On April 1, 2016, we acquired Black Oak, which operates a medical and adult use marijuana dispensary in Oakland, California under the name Blüm. Black Oak opened its retail storefront in Oakland, California in November 2012.

Black Oak sells a combination of our own cultivated products as well as high quality name-brand products from outside suppliers. In addition to multiple grades of medical and adult use marijuana, Black Oak sells “edibles”, which include cannabis-infused baked goods, chocolates, and candies; cannabis-infused topical products, such as lotions, massage oils and balms; clones of marijuana plants; and numerous kinds of cannabis concentrates, such as hash, shatter and wax.

Black Oak’s target markets are those individuals located in the areas surrounding its dispensary. Black Oak services approximately 1,000 consumers per day and has over 42,000 registered consumers that qualify as “patients’ under state and local rules and regulations. Collectively known as the Blüm Campus, Black Oak’s location consists of a retail dispensary storefront, indoor cultivation area, laboratory and a 20-car capacity parking lot.

During January 2017, we executed a lease for 13,000 square feet of industrial space on over 30,000 square feet of land in Oakland’s industrial corridor. The Hegenberger facility is currently under construction, we expect to complete construction by the third quarter of 2018.

On May 11, 2017, we terminated the Operations and Asset Management Agreement (the “Agreement”) by and among the Company, Black Oak and Platinum Standard, LLC (“Platinum”), dated March 31, 2016. There is no relationship between the Company or its affiliates and Platinum, other than pursuant to the Agreement. Pursuant to the Agreement, the Company hired and appointed Platinum as the operator and asset manager of the Company’s licensed medical cannabis dispensary business located at 578 West Grand Avenue, in the City of Oakland, State of California, commonly known as Blüm Oakland, in exchange for certain payments to be made by the Company to Platinum, all as more fully set forth in the Agreement. We terminated the Agreement as a result of the default by Platinum in the performance of certain of its material obligations under the Agreement. We did not incur any early termination penalty in connection with terminating the Agreement. A copy of the Agreement was filed as Exhibit 10.29 to the Company’s Form 10-Q for the quarterly period ended March 31, 2016. See “Note 12 – Contingent Consideration” for further information.

Blüm San Leandro

We incorporated Blüm San Leandro on October 14, 2016. Blüm San Leandro has received the necessary governmental approvals and permitting to operate a medical and adult use marijuana dispensary and production facility in San Leandro, California. We have executed a lease for 13,300 square feet of industrial space in San Leandro’s industrial corridor and are in the final planning and design stages of the retail dispensary and production facility. We also plan on incorporating a community meeting space at this facility. We expect to complete construction of the dispensary, production facility, and community meeting space by early second quarter of 2018.

MediFarm SoCal

We incorporated MediFarm SoCal on August 17, 2017 to acquire all the assets of Tech Center Drive Management LLC. As a result of the acquisition, MediFarm SoCal now operates a medical and adult use marijuana dispensary under the name Blüm. MediFarm SoCal has the necessary governmental approvals and permitting to operate a medical and adult use marijuana dispensary in Santa Ana, California.

MediFarm, MediFarm I, and MediFarm II

We formed three subsidiaries for the purposes of cultivation or production of medical and adult use marijuana and/or operation of dispensary facilities in various locations in Nevada. MediFarm, MediFarm I, and MediFarm II have received four final dispensary licenses, two provisional cultivation licenses and two provisional production licenses from the State of Nevada, and we have received approval from local authorities with respect to all eight of such licenses. The receipt of both the provisional licenses from the State of Nevada and approval from local authorities were necessary to commence the final permitting process for the cultivation and production licenses. The receipt of final permits and licenses was necessary to commence the cultivation and production businesses of MediFarm, MediFarm I, and MediFarm II. Effectuation of the businesses of each of (i) MediFarm, (ii) MediFarm I, and (iii) MediFarm II is also dependent upon the continued legislative authorization of medical and adult use marijuana at the state level.

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

We formed MediFarm on March 19, 2014. Prior to August 2017, we owned 60% of the membership interests in MediFarm. The remaining membership interests were owned by Camden Goorjian (20%) and by Richard Vonfeldt (20%), two otherwise unaffiliated individuals. In August 2017, we acquired an additional 38% ownership in MediFarm for no additional consideration due to changes in the planned level of involvement of the two individuals in the operations of MediFarm. We now own 98% of MediFarm. MediFarm has received the necessary governmental approvals and permitting to operate medical marijuana and adult use cultivation, production, and/or dispensary facilities in Clark County, Nevada and a medical and adult use marijuana dispensary facility in the City of Las Vegas. As of December 31, 2017, MediFarm has three fully operational retail medical and adult use marijuana dispensaries in the greater Las Vegas region.

We formed MediFarm I on July 18, 2014. We own 50% of the membership interests in MediFarm I. The remaining membership interests are owned by Forever Green NV, LLC (50%), an otherwise unaffiliated entity that also owns certain membership interests in MediFarm II. MediFarm I has the necessary governmental approvals and permitting to operate a medical and adult use marijuana dispensary in Reno, Nevada. As of December 31, 2017, MediFarm I has one fully operational retail medical and adult use marijuana dispensary in Reno, Nevada.

We formed MediFarm II on July 30, 2014. We own 55% of the membership interests in MediFarm II. The remaining membership interests are owned by Nevada MF, LLC (30%) and by Forever Green NV, LLC (15%), two otherwise unaffiliated entities. Forever Green NV, LLC also owns certain membership interests in MediFarm I. MediFarm II has received provisional licenses from the State of Nevada to operate a medical marijuana and adult use cultivation and production facility in Spanish Springs, Nevada.

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

The science of cannabis concentrate extraction functions on the solubility of the cannabinoids and other active ingredients in the cannabis plant. Cannabinoids are not water soluble, so to extract them properly, the cannabinoids must be dissolved in a solvent. IVXX utilizes multiple proprietary extraction methods to produce its concentrates. The Company’s extractors process raw cannabis plants and separate the chemical cannabinoids from the cannabis plant material, producing a concentrate. IVXX also sells clothing, apparel, and other various branded products.

IVXX sells its branded products at wholesale to multiple cannabis dispensaries throughout California. None of IVXX’s products cross state lines. IVXX’s target markets are those individuals located in the areas surrounding the dispensaries that sell IVXX’s branded products and that are qualified to purchase its products under state rules and regulations. IVXX continues to actively seek opportunities to sell its products to other retailers located throughout the State of California. IVXX anticipates expanding its business into other states in which the sale of marijuana is legally permitted. In order for such expansion to occur, IVXX must secure the necessary licenses and permits required to operate in any given state, the timing and occurrence of which there can be no assurance. Initially, IVXX anticipates selling its products in Nevada in the four dispensaries operated by MediFarm and MediFarm I. They will be produced at our extraction lab operated by MediFarm II once they are issued final permits and commence operations, as to the occurrence of which there can be no assurance.

IVXX produces, markets and sells their line of IVXX branded cannabis products both to adult use and recreational cannabis markets in California and Nevada pursuant to Proposition 64 and Question 2, respectively, which made marijuana consumption legal (January 1, 2018 for California and July 1, 2017 for Nevada), with certain restrictions and rules, for adults over the age of 21. IVXX is consistently engaged in research and development with respect to increasing the efficiency of the processes used to produce its products, as well as improving the quality of its products for the benefit of its consumers.

On May 24, 2017, we announced the launch of a new “Craft Cultivation” model to expand our cultivation capabilities and the signing of our first “Craft Cultivator” in Northern California under the name Panther Gap Farms. This farm, which is approved for up to one full acre (approximately 44,000 square feet) of cannabis cultivation and uses 22,000 square feet of engineered greenhouse space, is estimated to yield approximately one metric ton of our proprietary high grade “IVXX” cannabis on an annual basis. During the year ended December 31, 2017, we purchased 2,000 pounds from this cultivator.

On September 19, 2017, we announced that we signed a second craft cultivator to grow our proprietary high grade "IVXX" cannabis flowers and oils. The craft cultivator, Cultivar Inc., is located in Salinas, California and is approved for up to six acres (approximately 244,000 square feet) of cannabis cultivation, to be grown in high tech, climate-controlled greenhouses. To date we have not received or sold product from Cultivar Inc.

On October 26, 2017, the Company entered into agreements with NuLeaf Sparks Cultivation, LLC and NuLeaf Reno Productions, LLC (“NuLeaf”) to build and operate cultivation and production facilities for our IVXX brand of cannabis products in Nevada, subject to regulatory approval by the State of Nevada. As part of the agreements the Company made convertible loans on the date of agreement of $4.5 million in the aggregate to the NuLeaf entities bearing an interest rate of 6% per annum, payable quarterly. The Company funded an additional $0.5 million through December 31, 2017. The convertible loans will automatically convert into a 50% ownership in each NuLeaf entity upon approval by the State of Nevada.

MediFarm I RE

On October 14, 2015, we formed MediFarm I RE. We own 50% of the membership interests in MediFarm I RE. The remaining membership interests are owned by Forever Young Investments, LLC (50%), an otherwise unaffiliated entity. MediFarm I RE is a real estate holding company that owns the real property and a building that is situated on such real property, at which in January 1, 2017 our medical marijuana dispensary facility is located and operates.

Carnegie

On October 31, 2017, we formed Carnegie, a wholly owned subsidiary. Carnegie is a real estate holding company that owns the real property and a building located in Santa Ana, California, of which the Company plans to open a second cannabis operation in Santa Ana, California.

Dyer

On October 31, 2017, we formed Dyer, a wholly owned subsidiary. Dyer is a real estate holding company for the purpose of acquiring real property and a building located in Santa Ana, California, where the Company plans to open a third cannabis operation in Santa Ana, California.

Herbs and Produce Products

Edible Garden

Edible Garden was incorporated on April 9, 2013. Edible Garden is a retail seller of locally grown hydroponic produce and herb products that are distributed throughout the Northeast, Midwest and Western United States. Currently, Edible Garden’s products are sold at approximately 1,800 retailers throughout these markets. Most of the produce and herbs grown by Edible Garden are certified organic. Our target customers are those individuals seeking organic and fresh produce locally grown using environmentally sustainable methods.

Pursuant to letter agreements with Gro-Rite Inc., a New Jersey corporation, and related party, Naturally Beautiful Plant Products LLC ("NB Plants"), a New Jersey limited liability company and related party, and Heartland Growers Inc. (collectively the “Farmers”), have agreed to cultivate the various parts of the line of Edible Garden produce to be sold into the retail grocery channel. Pursuant to the terms of the agreements, Edible Garden will manage the marketing and sales, while the farmers will be responsible for the cultivation, packaging, and shipping of the product for retail sale under the Edible Garden brand. The terms of the agreements are now month-to-month. The agreement with NB Plants was terminated as of December 31, 2016.

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

Our Operations

We are organized into two reportable segments:

•	Herbs and Produce Products – Includes herbs and leafy greens that are grown using classic Dutch hydroponic farming methods; and
•	Cannabis Dispensary, Cultivation and Production – Includes cannabis-focused retail, cultivation and production.

Our segment net revenue and contributions to consolidated net revenue for each of the last three fiscal years were as follows:

	Total Revenue			Percentage of Total Revenue
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015

Herbs and Produce Products	$5,701,233	$12,000,423	$8,633,538	15.9%	47.4%	86.5%
Cannabis Dispensary, Cultivation and Production	30,031,046	13,207,327	1,207,424	83.9%	52.1%	12.1%
Other and Eliminations	68,565	120,013	134,384	0.2%	0.5%	1.4%

Total	$35,800,844	$25,327,763	$9,975,346	100.0%	100.0%	100.0%

See “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements for financial information about our segments. See also “Item 1A. Risk Factors” below for a discussion of certain risks associated with our operations.

Herbs and Produce Products

Either independently or in conjunction with third parties, we are a retail seller of locally grown hydroponic herbs and produce, which are distributed through major grocery stores throughout the East, West and Midwest regions of the U.S.

Cannabis Dispensary, Cultivation and Production

Either independently or in conjunction with third parties, we operate medical marijuana retail and adult use dispensaries and a medical marijuana and adult use cultivation in California. In addition, we operate four retail medical and adult use marijuana dispensary facilities in Nevada, and have in various stages of construction, medical marijuana and adult use cultivation and production facilities in Nevada. We own real property in Nevada on which we plan to build a medical and adult use marijuana dispensary. All of our retail dispensaries in California and Nevada offer a broad selection of medical and adult use cannabis products including flowers, concentrates and edibles. We also produce and sell a line of medical and adult use cannabis flowers, as well as a line of medical and adult use cannabis-extracted products, which include concentrates, cartridges, vape pens and wax products.

Employees

As of the date of this Annual Report on Form 10-K, we had approximately 270 employees.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before deciding to purchase, hold, or sell our common stock, you should carefully consider the risks described below in addition to the cautionary statements and risks described elsewhere and the other information contained in this Report and in our other filings with the SEC, including subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these known or unknown risks or uncertainties actually occur, our business, financial condition, results of operations and/or liquidity could be seriously harmed, which could cause our actual results to vary materially from recent results or from our anticipated future results. In addition, the trading price of our common stock could decline due to any of these known or unknown risks or uncertainties, and you could lose all or part of your investment. An investment in our securities is speculative and involves a high degree of risk. You should not invest in our securities if you cannot bear the economic risk of your investment for an indefinite period of time and cannot afford to lose your entire investment. See also “Cautionary Note Concerning Forward-Looking Statements.”

Risks Relating to Our Business and Industry

We have a limited operating history, which may make it difficult for investors to predict future performance based on current operations.

We have a limited operating history upon which investors may base an evaluation of our potential future performance. In particular, we have not proven that we can sell produce and herb products, or cannabis products in a manner that enables us to be profitable and meet customer requirements, enhance our produce and herb products, obtain the necessary permits and/or achieve certain milestones to develop our dispensary businesses, enhance our line of cannabis products, including IVXX, develop and maintain relationships with key manufacturers and strategic partners to extract value from our intellectual property, raise sufficient capital in the public and/or private markets, or respond effectively to competitive pressures. As a result, there can be no assurance that we will be able to develop or maintain consistent revenue sources, or that our operations will be profitable and/or generate positive cash flow.

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

We have incurred significant losses in prior periods. For the year ended December 31, 2017, we incurred a net loss of $32.68 million and, as of that date, we had an accumulated deficit of $105.55 million. For the year ended December 31, 2016, we incurred a net loss of $26.92 million and, as of that date, we had an accumulated deficit of $72.87 million. Any losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flow.

We will likely need additional capital to sustain our operations and will likely need to seek further financing, which we may not be able to obtain on acceptable terms, or at all. If we fail to raise additional capital, as needed, our ability to implement our business model and strategy could be compromised.

We have limited capital resources and operations. To date, our operations have been funded primarily from the proceeds of debt and equity financings. We expect to require substantial capital in the near future to commence operations at additional cultivation and production facilities, expand our product lines, develop our intellectual property base, and establish our targeted levels of commercial production. We may not be able to obtain additional financing on terms acceptable to us, or at all. In particular, because marijuana is illegal under federal law, we may have difficulty attracting investors.

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

Our viability will depend, in part, on our ability to develop and maintain the proprietary aspects of our intellectual property to distinguish our products from our competitors’ products. We rely on copyrights, trademarks, trade secrets, and confidentiality provisions to establish and protect our intellectual property. We may not be able to enforce some of our intellectual property rights because cannabis is illegal under federal law.

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

Our success depends upon the skills, knowledge, and experience of our scientific and technical personnel, our consultants and advisors, as well as our licensors and contractors. Because we operate in several highly competitive industries, we rely in part on trade secrets to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality or non-disclosure agreements with our corporate partners, employees, consultants, outside scientific collaborators, developers, and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third parties, confidential information developed by the receiving party or made known to the receiving party by us during the course of the receiving party’s relationship with us. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property, and we enter into assignment agreements to perfect our rights.

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

Additionally, our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. Our ability to effectively manage growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage, and retain qualified management and other personnel. There can be no assurance that we will be successful in recruiting and retaining new employees or retaining existing employees.

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

A drop in the retail price of medical and adult use marijuana products may negatively impact our business.

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

Federal regulation and enforcement may adversely affect the implementation of cannabis laws and regulations may negatively impact our revenues and profits.

Currently, there are 29 states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical and adult uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the CSA, the policies and regulations of the federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to medical marijuana, as to the timing or scope of any such potential amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law, and we may be deemed to be producing, cultivating, or dispensing marijuana in violation of federal law. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect our revenues and profits. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain. In February 2017, the Trump administration announced that there may be “greater enforcement” of federal laws regarding marijuana. Any such enforcement actions could have a negative effect on our business and results of operations.

In an effort to provide guidance to federal law enforcement, the DOJ has issued Guidance Regarding Marijuana Enforcement to all United States Attorneys in a memorandum from Deputy Attorney General David Ogden on October 19, 2009, in a memorandum from Deputy Attorney General James Cole on June 29, 2011 and in a memorandum from Deputy Attorney General James Cole on August 29, 2013. Each memorandum provides that the DOJ is committed to the enforcement of the CSA, but, the DOJ is also committed to using its limited investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way. On January 4, 2018, Attorney General Jeff Sessions revoked the Ogden Memo and the Cole Memos.

The DOJ has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but has relied on state and local law enforcement to address marijuana activity. In the event the DOJ reverses its stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our business and our revenue and profits. Furthermore, H.R. 83, enacted by Congress on December 16, 2014, provides that none of the funds made available to the DOJ pursuant to the 2015 Consolidated and Further Continuing Appropriations Act may be used to prevent certain states, including Nevada and California, from implementing their own laws that authorized the use, distribution, possession, or cultivation of medical marijuana. This prohibition is currently in place until March 23, 2018.

We could be found to be violating laws related to cannabis.

Currently, there are 29 states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the CSA, the policies and regulations of the federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to medical marijuana, as to the timing or scope of any such amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain. Because we cultivate, produce, sell and distribute medical marijuana, we have risk that we will be deemed to facilitate the selling or distribution of medical marijuana in violation of federal law. Finally, we could be found in violation of the CSA in connection with the sale of IVXX’s products. This would cause a direct and adverse effect on our subsidiaries’ businesses, or intended businesses, and on our revenue and prospective profits.

Variations in state and local regulation, and enforcement in states that have legalized cannabis, may restrict cannabis-related activities, which may negatively impact our revenues and prospective profits.

Individual state laws do not always conform to the federal standard or to other states' laws. A number of states have decriminalized marijuana to varying degrees, other states have created exemptions specifically for medical cannabis, and several have both decriminalization and medical laws. As of December 2017, eight states and the District of Columbia have legalized the recreational use of cannabis. Variations exist among states that have legalized, decriminalized, or created medical marijuana exemptions. For example, certain states have limits on the number of marijuana plants that can be homegrown. In most states, the cultivation of marijuana for personal use continues to be prohibited except for those states that allow small-scale cultivation by the individual in possession of medical marijuana needing care or that person’s caregiver. Active enforcement of state laws that prohibit personal cultivation of marijuana may indirectly and adversely affect our business and our revenue and profits.

In November 2016, California voters approved Proposition 64, also known as the Adult Use of Marijuana Act (“AUMA”), in a ballot initiative. Among other things, the AUMA makes it legal for adults over the age of 21 to use marijuana and to possess up to 28.5 grams of marijuana flowers and 8 grams of marijuana concentrates. Individuals are also permitted to grow up to six marijuana plants for personal use. In addition, the AUMA establishes a licensing system for businesses to, among other things, cultivate, process and distribute marijuana products under certain conditions. On January 1, 2018 and the California Bureau of Marijuana Control enacted regulations to implement the AUMA.

Also, in November 2016, Nevada voters approved Question 2 in a ballot initiative. Among other things, Question 2 makes it legal for adults over the age of 21 to use marijuana and to possess up to one ounce of marijuana flowers and one-eighth of an ounce of marijuana concentrates. Individuals are also permitted to grow up to six marijuana plants for personal use. In addition, Question 2 authorizes businesses to cultivate, process and distribute marijuana products under certain conditions. The Nevada Department of Taxation enacted regulations to implement Question 2 in the summer of 2017.

If we are unable to obtain and maintain the permits and licenses required to operate our business in compliance with state and local regulations in California, we may experience negative effects on our business and results of operations.

California has only issued temporary cannabis licenses and there is no guarantee we will receive permanent licenses.

California’s cannabis licensing system is being implemented in two phases. First, beginning on January 1, 2018, the state began issuing temporary licenses that will expire on May 1, 2018 for retail and distribution permits and May 20, 2018 for cultivation permits. Our prior licenses obtained by the State of California were used as a basis for obtaining the temporary permits on January 1, 2018 as the State gave priority treatment for those with the prior licenses. The temporary permits may be extended for an additional period of time. As a result, all the prior licenses we have received from the State of California to conduct our business have been converted into such are temporary and will expire on May 1, 2018 for our distribution and retail permits and on May 20, 2018 for our cultivation permits. While the prior license has been converted to temporary permits, we believe that having the prior license will aid in our ability to obtain the annual permits. We intend to submit our applications for the annual permits in April 2018. Although we believe we will receive the necessary licenses from the state to conduct our business in a timely fashion, there is no guarantee we will be able to do so and any failure to do so may have a negative effect on our business and results of operations.

Prospective customers may be deterred from doing business with a company with a significant nationwide online presence because of fears of federal or state enforcement of laws prohibiting possession and sale of medical or recreational marijuana.

Our website is visible in jurisdictions where medicinal and adult use of marijuana is not permitted and, as a result, we may be found to be violating the laws of those jurisdictions.

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

In February 2017, the Trump administration announced that there may be “greater enforcement” of federal laws regarding marijuana. In addition, on January 4, 2018, Attorney General Jeff Sessions revoked the Ogden Memo and the Cole Memos. Any such enforcement actions could have a negative effect on our business and results of operations.

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

Laws and regulations affecting the medical and adult use marijuana industry are constantly changing, which could detrimentally affect our cultivation, production and dispensary operations, and the business of IVXX.

Local, state, and federal medical and adult use marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter certain aspects of our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt certain aspects of our business plan and result in a material adverse effect on certain aspects of our planned operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to certain aspects of our cultivation, production and dispensary businesses, and our business of selling cannabis products through IVXX. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

We may not obtain the necessary permits and authorizations to operate the medical and adult use marijuana business.

We may not be able to obtain or maintain the necessary licenses, permits, authorizations, or accreditations for our cultivation, production and dispensary businesses, or may only be able to do so at great cost. In addition, we may not be able to comply fully with the wide variety of laws and regulations applicable to the medical and adult use marijuana industry. Failure to comply with or to obtain the necessary licenses, permits, authorizations, or accreditations could result in restrictions on our ability to operate the medical and adult use marijuana business, which could have a material adverse effect on our business.

If we incur substantial liability from litigation, complaints, or enforcement actions, our financial condition could suffer.

Our participation in the medical and adult use marijuana industry may lead to litigation, formal or informal complaints, enforcement actions, and inquiries by various federal, state, or local governmental authorities against us. Litigation, complaints, and enforcement actions could consume considerable amounts of financial and other corporate resources, which could have a negative impact on our sales, revenue, profitability, and growth prospects. We have not been, and are not currently, subject to any material litigation, complaint, or enforcement action regarding marijuana (or otherwise) brought by any federal, state, or local governmental authority. IVXX is presently engaged in the distribution of marijuana; however, we have not been, and are not currently, subject to any material litigation, complaint or enforcement action regarding marijuana (or otherwise) brought by any federal, state, or local governmental authority with respect to IVXX’s business.

We may have difficulty accessing the service of banks, which may make it difficult for us to operate.

Since the use of marijuana is illegal under federal law, many banks will not accept for deposit funds from businesses involved with the marijuana industry. Consequently, businesses involved in the marijuana industry often have difficulty finding a bank willing to accept their business. The inability to open or maintain bank accounts may make it difficult for us to operate our medical and adult use marijuana businesses. If any of our bank accounts are closed, we may have difficulty processing transactions in the ordinary course of business, including paying suppliers, employees and landlords, which could have a significant negative effect on our operations.

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

Our management concluded that our internal control over financial reporting was not effective as of December 31, 2017 and 2016 and our auditors expressed an adverse opinion, which could result in material weaknesses in our financial reporting, such as errors in our financial statements and in the accompanying footnote disclosures, that could require restatements.

As of December 31, 2017 and 2016, management assessed the effectiveness of our internal controls over financial reporting. Management concluded, for the years ended December 31, 2017 and 2016, that our internal controls and procedures were not effective to detect the inappropriate application of U.S. generally accepted accounting principles (“GAAP”). Management concluded that our internal controls were adversely affected by deficiencies in the design or operation of our internal controls, which management considered to be material weaknesses. These material weaknesses include the following:

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

In addition, we did not assess the effectiveness of internal control over financial reporting of Black Oak Gallery, as of December 31, 2016, because of the timing of its acquisition on April 1, 2016.

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

Some of our lines of business and services, including our dispensaries, rely on services hosted and controlled directly by third-party service providers. We do not have redundancy for all of our systems, many of our critical applications reside in only one of our data centers, and our disaster recovery planning may not account for all eventualities. If our business relationship with a third-party provider of hosting or software services is negatively affected, or if one of our service providers were to terminate its agreement with us, we might not be able to deliver access to our data, which could subject us to reputational harm and cause us to lose customers and future business, thereby reducing our revenue.

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

In January 2017, one of our software providers reported that its system was hacked, and we were unable to access some of our data. We currently have access to the data again. However, another loss of access to our data could have a negative impact on our business and results of operations. In particular, the states in which we operate require that we maintain certain information about our customers and transactions. If we fail to maintain such information, we could be in violation of state laws.

Disruptions to cultivation, manufacturing and distribution of cannabis in California may negatively affect our access to products for sale at our dispensaries.

California laws and regulations require us to purchase products only from licensed vendors and through licensed distributors. To date, a relatively small number of licenses have been issued in California to cultivate, manufacture and distribute cannabis products. We have obtained a license to distribute products from our cultivation and manufacturing facilities to our dispensaries, however we do not cultivate and manufacture enough of our own products to satisfy customer demand. In addition, we carry products cultivated and manufactured by third parties. As a result, if an insufficient number of cultivators, manufacturers and distributors are able to obtain licenses our ability to purchase products and have them delivered to our dispensaries may be limited and may impact our sales.

High tax rates on cannabis and compliance costs in California may limit our customer base.

The State of California imposes a 15.0% excise tax on products sold at licensed cannabis dispensaries. Local jurisdictions typically impose additional taxes on cannabis products. In addition, we incur significant costs complying with state and local laws and regulations. As a result, products sold at our dispensaries will likely cost more than similar products sold by unlicensed vendors and we may lose market share to those vendors.

New accounting standards for revenue recognition may have negative impact to our operations upon implementation.

The implementation of the new revenue recognition may negatively impact the results of our operations starting in the fiscal year 2018. Adopting the new accounting standards may cause the deferment of revenue recognized. This may also require us to review our current agreements and contracts and amend them to properly conform with the new accounting standards. We have and continue to assess the impact of adopting the new accounting standards and do not believe the adoption of such standards will have a material impact to our operations.

Risks Related to the Reverse Split

On March 12, 2018, we implemented a 1-for-15 reverse stock split of our common stock. The reverse stock split became effective in the stock market upon commencement of trading on March 13, 2018. If the market price of our common stock declines following the reverse stock split, the percentage decline may be greater than would occur in the absence of a reverse stock split.

The reverse stock split of our outstanding common stock is intended to increase the market price of our common stock. However, the effect of a reverse stock split upon the market price of our common stock cannot be predicted with certainty, and the results of reverse stock splits by companies in similar circumstances have been varied. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. If the market price of our common stock declines following the reverse stock split, the percentage decline may be greater than would occur in the absence of a reverse stock split. In any event, other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock.

The reverse stock split may decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our common stock may be affected adversely by the reverse stock split given the reduced number of shares that are outstanding following the reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split.

Following the reverse stock split, the resulting market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.

Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, there can be no assurance that the reverse stock split will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.

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

Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance, and reporting requirements, including the establishing and maintaining of internal controls over financial reporting. Any such deficiencies, weaknesses, or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended, which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy, we could be subject to the imposition of fines and penalties, and our management would have to divert resources from attending to our business plan.

Our Common Stock is categorized as “penny stock,” which may make it more difficult for investors to sell their shares of Common Stock due to suitability requirements.

Our Common Stock is categorized as “penny stock.” The Securities and Exchange Commission has adopted Rule 15g-9, which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The price of our Common Stock is significantly less than $5.00 per share and is therefore considered “penny stock.” This designation imposes additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer buying our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities given the increased risks generally inherent in penny stocks. These rules may restrict the ability and/or willingness of brokers or dealers to buy or sell our Common Stock, either directly or on behalf of their clients, may discourage potential stockholders from purchasing our Common Stock, or may adversely affect the ability of stockholders to sell their shares.

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

Our Articles of Incorporation contain a provision permitting us to eliminate the personal liability of our directors to us and our stockholders for damages for the breach of a fiduciary duty as a director or officer to the extent provided by Nevada law. We may also have contractual indemnification obligations under any future employment agreements with our officers or agreements entered into with our directors. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and the resulting costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties; and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

We may issue additional shares of Common Stock or Preferred Stock in the future, which could cause significant dilution to all stockholders.

Our Articles of Incorporation authorize the issuance of up to 990,000,000 shares of Common Stock and 50,000,000 shares of preferred stock, with a par value of $0.001 per share. As of March 8, 2018, we had 65,319,183 shares of Common Stock, 8 shares of Series A Preferred Stock and zero shares of Series B Preferred Stock outstanding; however, we may issue additional shares of Common Stock or preferred stock in the future in connection with a financing or an acquisition. Such issuances may not require the approval of our stockholders. In addition, certain of our outstanding rights to purchase additional shares of Common Stock or securities convertible into our Common Stock are subject to full-ratchet anti-dilution protection, which could result in the right to purchase significantly more shares of Common Stock being issued or a reduction in the purchase price for any such shares or both. Any issuance of additional shares of our Common Stock, or equity securities convertible into our Common Stock, including but not limited to, preferred stock, warrants, and options, will dilute the percentage ownership interest of all stockholders, may dilute the book value per share of our Common Stock, and may negatively impact the market price of our Common Stock.

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

For the year ended December 31,2017, we have goodwill of $28.92 million and other intangible assets of $27.77 million, which represents 57.74% of our total assets. For the year ended December 31, 2016, we had goodwill of $28.92 million and other intangible assets of $23.63 million, which represents 68.98% of our total assets. We evaluate goodwill for impairment on an annual basis or more frequently if impairment indicators are present based upon the fair value of each reporting unit. We assess the impairment of other intangible assets on an annual basis, or more frequently if impairment indicators are present, based upon the expected future cash flows of the respective assets. These valuations include management’s estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures, and other assumptions. Significant negative industry or economic trends, disruptions to our business, inability to achieve sales projections or cost savings, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations. If the estimated fair value of our reporting units changes in future periods, we may be required to record an impairment charge related to goodwill or other intangible assets, which would reduce earnings in such period.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

A summary of the offices and properties we lease or own are presented in the table below. Each of our facilities is considered to be in good condition, adequate for its purpose and suitably utilized according to the individual nature and requirements of the relevant operations.

Purpose	Location	Own or Lease	Base Monthly Rent	Lease Begin Date	Lease End Date

Corporate Headquarters	Irvine, CA	Lease	$7,327	3/1/2017	4/30/2022
Office (Terra Tech)	Las Vegas, NV	Lease	$3,075	8/3/2016	M to M
Office (Terra Tech)	Oakland, CA	Lease	$1,726	4/1/2017	3/31/2018
Office (Edible Garden)	Jersey City, NJ	Lease	$4,967	12/1/2017	12/31/2020
Land for Greenhouse (Edible Garden)	Belvidere, NJ	Lease	$14,640	1/1/2015	12/31/2029
Cultivation Facility	Las Vegas, NV	Lease	$5,624	5/1/2014	4/30/2024
Cultivation Facility (1)	Oakland, CA	Lease	$24,720	1/1/2017	12/31/2024
Cultivation Facility (1)	Spanish Springs, NV	Own	–	–	–
Dispensary (Blüm Oakland)/Cultivation Facility	Oakland, CA	Lease	$28,840	5/1/2016	3/31/2022
Dispensary (Blüm Western)	Las Vegas, NV	Lease	$4,500	1/1/2016	12/31/2021
Dispensary (Blüm Desert Inn)	Las Vegas, NV	Lease	$9,422	4/15/2014	5/31/2019
Dispensary (Blüm Decatur)	Las Vegas, NV	Lease	$5,245	5/1/2014	4/30/2019
Dispensary (Blüm San Leandro) (1)	San Leandro, CA	Lease	$24,720	1/1/2017	12/31/2024
Dispensary (Blüm Reno)	Reno, NV	Own	–	–	–
Dispensary (MediFarm So Cal)	Santa Ana, CA	Lease	$15,000	10/1/2017	M to M
Building (Carnegie)	Santa Ana, CA	Own	–	–	–
Building (Dyer)	Santa Ana, CA	Own	–	–	–

ITEM 3. LEGAL PROCEEDINGS

See Note 21- “Litigation and Claims” of the “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the OTC Markets Group, Inc.’s OTCQX tier under the symbol “TRTCD.” The following is a summary of the high and low closing bid prices of our Common Stock (rounded to the nearest penny) for the periods indicated, as reported by the OTC Markets Group, Inc. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The amounts reflected in the following table are also adjusted to reflect the impact of the Reverse Stock Split, which became effective in the stock market upon commencement of trading on March 13, 2018.

	Closing Bid Price Per Share
	High	Low
Year Ending December 31, 2018
First Quarter (through March 8, 2018)	$6.90	$3.30

Year Ended December 31, 2017
First Quarter	$5.10	$3.75
Second Quarter	$4.35	$2.10
Third Quarter	$4.35	$3.00
Fourth Quarter	$5.85	$2.70

Year Ended December 31, 2016
First Quarter	$6.15	$1.35
Second Quarter	$8.70	$3.90
Third Quarter	$7.35	$4.35
Fourth Quarter	$7.80	$4.05

On March 8, 2018, the closing bid price on the OTC Markets Group, Inc.’s OTCQX tier for our Common Stock was $3.75.

Holders

As of March 8, 2018, there were 65,319,183 shares of Common Stock issued and outstanding (excluding shares of Common Stock issuable upon conversion or conversion into shares of Common Stock of all of our currently outstanding Series A Preferred Stock and Series B Preferred Stock and exercise of our warrants and options) held by approximately 163 stockholders of record. We believe that we have more than 114,000 beneficial holders of our Common Stock. As of March 8, 2018, there were no shares issued and outstanding of our Series B Preferred Stock, Series G Preferred Stock, Series N Preferred Stock and Series Z Preferred Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On January 8, 2016, we adopted the 2016 Equity Incentive Plan (the “Plan”). Our stockholders approved the Plan at our Annual Meeting of Stockholders held on September 26, 2016. Pursuant to the terms of the Plan, the maximum number of shares of Common Stock available for the grant of awards under the Plan shall not exceed 30,000,000. During the years ended December 31, 2017 and 2016, we granted to certain of our directors, executive officers, and employees ten-year options to acquire 731,065 and 446,667 shares of Common Stock, respectively, at exercise prices ranging from $1.35 to $5.10 per share, which represented the closing prices reported on the OTC Market Group, Inc.’s OTCQX tier on the grant date. Generally, one-twelfth of each option vests quarterly for the next twelve quarters. As of December 31, 2017 and December 31, 2016, there were 491,035 and 148,889 vested options, respectively. No options were exercised or forfeited during the years ended December 31, 2017 and 2016. As of March 8, 2018, there were 659,774 vested options.

	Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Range of Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)

Equity Compensation Plans Approved By Security Holders	1,177,732	$1.35-5.10	28,822,268
Equity Compensation Plans Not Approved By Security Holders	-	-	-
Total	1,177,732	$1.35-5.10	28,822,268

Performance Graph

The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to Terra Tech’s shareholders during the period from May 10, 2012 (Terra Tech’s first day of trading) to December 31, 2017, as well as the corresponding returns on an overall stock market index (The Nasdaq Composite Index and The Nasdaq 100 Index). No cash dividends have been declared on our common stock.

26

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Terra Tech Corp. (TRTC)	$100.00	$28.13	$52.71	$19.38	$66.15	$80.63
Nasdaq Composite Index (^IXIC)	$100.00	$138.32	$156.85	$165.84	$178.28	$228.63
Nasdaq 100 Index (^NDX)	$100.00	$134.99	$159.20	$172.62	$182.78	$240.38

The stock performance graph assumes $100 was invested on May 10, 2012 in stock or index, including reinvestment of dividends.

Notwithstanding anything to the contrary set forth in any of our previous filings made under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings made by us under those statutes, the preceding Stock Performance Graph is not to be incorporated by reference into any such prior filings, nor shall such graph be incorporated by reference into any future filings made by us under those statues.

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

Recent Sales of Unregistered Securities

On November 28, 2016, Terra Tech Corp. entered into an Investment Agreement (the “Investment Agreement”) with an accredited investor (the “Purchaser”) pursuant to which, upon the terms and subject to the conditions set forth therein, the Investor is committed to purchase up to $20,000,000 of shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) over the 30-month term of the Investment Agreement. From time to time over the term of the Investment Agreement, at the Company’s sole discretion, the Company may present the Purchaser with a put notice to purchase Common Stock. The maximum amount of any put shall be equal to the lesser of (i) $1,500,000 and (ii) 200% of the average of the daily trading volume of the Common Stock in the ten (10) trading days prior to the delivery of a put notice. The Company may not deliver more than one put notice during any five (5) trading day period. The purchase price of the Common Stock shall be 95% of the average of the three (3) lowest daily volume weighted average prices of the Common Stock in the five (5) trading days prior to the delivery of a put notice (the “Purchase Price”). In the event the average of the three (3) lowest daily volume weighted average prices of the Common Stock in the five (5) trading days following the delivery of a put notice is less than the Purchase Price, the Company shall deliver to the Purchaser additional shares of Common Stock such that the effective price per share of Common Stock paid by the Purchaser is equal to the Purchase Price. Upon execution of the Investment Agreement, the Company issued the Purchaser 13,333 shares of Common Stock as a commitment fee (the “Commitment Shares”). In addition, the Company agreed to pay up to $15,000 of the Purchaser’s attorneys’ fees and expenses incurred in connection with the preparation, negotiation, execution and delivery of the Investment Agreement. The Investment Agreement also contains customary representations, warranties, and covenants by, among, and for the benefit of the parties.

Pursuant to the Investment Agreement, the Company agreed to sell the Common Stock, including the Commitment Shares, pursuant to an effective shelf registration statement on Form S-3 (Registration No. 333-210673), declared effective by the Securities and Exchange Commission on August 12, 2016, and a related prospectus supplement thereto.

Debt and Interest Converted into Equity

For the years ended December 31, 2017 and December 31, 2016, senior secured convertible promissory notes and accrued interest in the amount of $19,949,725 and $13,558,388 were converted into 8,284,283 and 3,778,581 shares of common stock, respectively.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not, nor did any affiliated purchaser, make any repurchases of our securities during the fourth quarter of the year ended December 31, 2017.

ITEM 6. SELECTED FINANCIAL DATA

	As of and for the Year Ended December 31,
	2017	2016	2015	2014	2013

Total Revenue	$35,800,844	$25,327,763	$9,975,346	$7,094,270	$2,125,851
Cost of Goods Sold	30,323,771	22,755,080	8,958,475	6,941,278	2,036,933
Gross Profit	5,477,073	2,572,683	1,016,871	152,992	88,918
Selling, General and Administrative Expenses	25,357,091	20,720,534	9,833,646	18,341,247	3,575,897
Loss from Operations	(19,880,018)	(18,147,851)	(8,816,775)	(18,188,255)	(3,486,979)
Other Expenses	(13,650,244)	(9,837,670)	(546,100)	(3,992,287)	(2,659,721)
Loss Before Provision for Income Taxes	(33,530,262)	(27,985,521)	(9,362,875)	(22,180,542)	(6,146,700)
Provision for IncomeTax Benefit (Expense)	347,455	-	(44,000)	-	1,650
Net Loss	(33,182,807)	(27,985,521)	(9,406,875)	(22,180,542)	(6,145,050)
Net Loss Attributable to Non-Controlling Interests	505,204	1,066,631	181,295	291,330	-
NET LOSS ATTRIBUTABLE TO TERRA TECH CORP.	$(32,677,603)	$(26,918,890)	(9,225,580)	(21,889,212)	(6,148,350)
Net Loss Per Common Share Attributable to Terra Tech Corp. Common Stockholders – Basic and Diluted	$(0.71)	$(1.04)	$(0.58)	$(1.95)	$(0.90)
Gross Margin	15.3%	10.2%	10.2%	2.2%	4.2%
TOTAL ASSETS	$98,187,799	$76,178,730	$9,165,039	$7,719,226	$4,040,585
LONG-TERM DEBT, NET OF DISCOUNTS	$6,609,398	$1,359,352	$-	$-	$-

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K beginning on page F-1. The following discussion contains forward-looking statements that involve risks and uncertainties. Investors should not place undue reliance on these forward-looking statements. These forward-looking statements are based on current expectations and actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences are discussed in Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Our actual results could differ materially from those predicted in these forward-looking statements, and the events anticipated in the forward-looking statements may not actually occur. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform these statements to actual results or to reflect the occurrence of unanticipated events, unless required by applicable laws or regulations.

Results of Operations

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Revenues – For the year ended December 31, 2017, we generated revenues of approximately $35.80 million, compared to approximately $25.33 million for the year ended December 31, 2016, an increase of approximately $10.47 million. The increase was primarily due to revenue generated by our Blüm dispensaries and IVXX from the sales of its cannabis products in the amount of $16.82 million, revenue generated by Edible Garden from the sales of its produce and herb products offset by the discontinuation of the floral products resulted in a reduction of $6.30 million. The increase in cannabis revenue relates primarily to a full year of operations of Black Oak and increased sales in our Nevada operations resulting from the legalization of adult use. The production facilities of IVXX are currently being moved so that we can produce more consistent products and achieve greater distribution throughout California. The move will be complete in the second quarter of 2018.

   At this stage in our development, revenues are not yet sufficient to cover ongoing operating expenses.

Cost of Goods Sold – For the year ended December 31, 2017, cost of goods sold was approximately $30.32 million, compared to approximately $22.76 million for the year ended December 31, 2016, an increase of approximately $7.57 million. The increase was attributable to the cannabis segment in the amount of $13.45 million offset by the discontinuation of the floral products in the amount of $5.81 million.

Gross Profit and Gross Margin – Our gross profit for the year ended December 31, 2017 was approximately $5.48 million, compared to a gross profit of approximately $2.57 million for the year ended December 31, 2016, an increase of approximately $2.90 million. Our gross margin for the year ended December 31, 2017 was approximately 15.30%, compared to approximately 10.16% for the year ended December 31, 2016. The increase in gross profit was due to the gross profit generated from the cannabis segment, which increased by $3.38 million due to higher sales while the gross margin percentage increased by 40.24%. In addition, the slight decrease in gross profit was due to the decreased sales for the produce and herb segment, which decreased $0.49 million while the gross margin percentage increased by 5.26%.

Selling, General and Administrative Expenses – Selling, general and administrative expenses for the year ended December 31, 2017 were approximately $25.36 million, compared to approximately $20.72 million for the year ended December 31, 2016, an increase of approximately $4.64 million. The increase was primarily due to: (i) an increase of approximately $2.39 million in compensation expense during the year ended December 31, 2017, compared to the prior year, due to the full year of operations of the Blüm dispensaries; (ii) an increase of approximately $0.78 million for licenses and permits in connection with the opening of additional dispensaries; (iii) an increase of approximately $0.24 million in amortization and depreciation expense due primarily to the acquisition of intangible assets from the acquisition of Black Oak Gallery and the full year operation of the Blüm dispensaries; (iv) an increase of approximately $0.43 million in accounting fees relating to the increased audit fees for all of the operating entities, including the cost resulting from becoming subject to SOX; (v) an increase of approximately $0.74 million for advertising and promotion in connection with the Blüm dispensaries; (vi) an increase of $0.12 million for rent expense incurred from the new dispensaries and grow facilities; (vii) an increase of $0.24 million for travel expense incurred at the new dispensaries; (viii) an increase of $0.09 million for repairs and maintenance at the new dispensaries; (ix) an increase of $0.13 million in bank charges related to the new dispensaries; and (x) an increase of $0.11 million for computer and technology expense for the Blüm dispensaries open a full year. These increases were offset by: (i) a decrease of approximately $0.26 million in warrant expense for the year ended December 31, 2017, compared to the prior year period, as a result of less warrants being issued; and (ii) a decrease of approximately $0.24 million in legal expense versus the prior year because fewer deals were considered for acquisitions and legal has since been brought in-house; and (iii) a decrease of approximately $1.46 million from the reduction of outside consultants replaced by full time employees.

Income (Loss) from Operations – We realized an operating loss of approximately $19.88 million for the year ended December 31, 2017, compared to approximately $18.15 million for the year ended December 31, 2016.

Other Income (Expense) – Other expense for the year ended December 31, 2017 was approximately $13.65 million, compared to approximately $9.84 million for the year ended December 31, 2016. This increase is primarily due to more debt outstanding during the year ended December 31, 2017 compared to the prior year. For the year ended December 31, 2017, amortization of debt discount was approximately $2.14 million, an increase of $0.73 million versus the prior year, due to additional capital raised with a high debt discount in the current year through the issuance of debt. We had an increase in loss on extinguishment of debt of approximately $1.76 million versus the prior year, due to more senior secured debt converting into equity at a discount to market in the current year. Regarding derivatives issued with debt greater than debt carrying value, we had no loss in the current year which resulted in a decrease in the amount of $1.49 million for the year ended December 31, 2017, compared to the prior year. We raised more capital in the current year through the issuance of debt that did not result in the derivatives having a value greater than the underlying debt instrument. We had an increase in the loss from the fair market valuation of derivatives in the approximate amount of $1.65 million. We had an increase in loss on fair market valuation of derivatives in the amount of $5.09 million versus the prior year. The increase was due to more debt outstanding, the increased volatility in the underlying common stock and the appreciation in the price of the common stock. Interest expense increased $0.17 million compared to the prior year. We had an impairment charge of $0.14 million on property owned and an impairment charge of $0.76 million on intangible assets versus zero in the prior year. We had a gain on the settlement of the contingent consideration in the approximate amount of $4.99 million from Black Oak Gallery.

Net Loss – We incurred a net loss of approximately $32.68 million, or $0.71 per share, for the year ended December 31, 2017, compared to a net loss of approximately $26.92 million, or $1.04 per share, for the year ended December 31, 2016. The primary reasons for the increase in net loss is an increase in revenue from both of the cannabis and produce and herb segments, an increase in cost of goods sold, a significant increase in sales, general and administrative expenses from the opening of the new dispensaries, an increase in the amortization of debt discount, an increase in loss on the extinguishment of debt, and an increase in loss on fair market valuation of derivatives in the year ended December 31, 2017.

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

Selling, General and Administrative Expenses – Selling, general and administrative expenses for the year ended December 31, 2016 were approximately $20.72 million, compared to approximately $9.83 million for the year ended December 31, 2015, an increase of approximately $10.89 million. The increase was primarily due to: (i) an increase of approximately $4.65 million in compensation expense during the year ended December 31, 2016, compared to the prior year, due to the acquisition of Black Oak, the opening of additional dispensaries, and higher stock compensation expense; (ii) an increase of approximately $2.86 million for consulting services in connection with the opening of additional dispensaries; (iii) an increase of approximately $1.27 million in amortization expense due primarily to the acquisition of intangible assets from the acquisition of Black Oak; (iv) an increase of approximately $0.77 million in accounting fees relating to the increased audit fees for all of the operating entities, of which $0.14 million was for Black Oak Gallery and the costs incurred to become SOX compliant; (v) an increase of approximately $0.64 million for license fees in connection with the dispensaries licenses; (vi) an increase of $0.43 million for director compensation; (vii) an increase of $0.41 million for depreciation expense incurred from the new dispensaries; and (viii) an increase of $0.29 million for security expense incurred at the new dispensaries. These increases were offset by: (i) a decrease of approximately $0.68 million in warrant expense for the year ended December 31, 2016, compared to the prior year period, as a result of less warrants being issued; and (ii) a decrease of approximately $0.93 million in legal expense versus the prior year because fewer deals were done for capital raises and acquisitions and legal has since been brought in-house.

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

Net Loss – We incurred a net loss of approximately $26.92 million, or $1.04 per share, for the year ended December 31, 2016, compared to a net loss of approximately $9.23 million, or $0.58 per share, for the year ended December 31, 2015. The primary reasons for the increase in net loss is an increase in revenue from both of the cannabis and produce, herbs and floral segments, an increase in cost of goods sold (as a percentage of revenue), a significant increase in sales, general and administrative expenses from the opening of the new dispensaries, an increase in the amortization of debt discount, an increase in loss on the extinguishment of debt, and an increase in loss on fair market valuation of derivatives in the year ended December 31, 2016.

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

Liquidity and Capital Resources

We have never reported net income. We incurred net losses for the years ended December 31, 2017 and 2016 and have an accumulated deficit of approximately $105.55 million and $72.87 million at December 31, 2017 and 2016, respectively. As of December 31, 2017, we had working capital of approximately $3.47 million and as of December 31, 2016, we had a working capital deficit of approximately $9.56 million, respectively. At December 31, 2017, we had a cash balance of approximately $5.45 million, compared to a cash balance of approximately $9.75 million at December 31, 2016. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Additional requirements for inventory will continue to increase. Prior to 2017, Black Oak had been purchasing inventory on a consignment basis. Accordingly, title did not pass to us until we ultimately sold the inventory. During 2017 the terms of our purchase of inventory changed with the various vendors we purchased from. The vendors required that title passes to us upon delivery to us. Accordingly, this increased our cash requirements for operational purposes as we are now required to pay with normal terms. Since our inception, we have raised capital through private sales of preferred stock, common stock, and debt securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations.

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

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the fourth quarter of 2020. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. Subsequent to December 31, 2017, we entered into a $40.0 million Security Purchase Agreement with an accredited investor. As of March 16, 2018, the Company received $5.0 million under the Security Purchase Agreement. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations, or if we are able to raise capital, that it will be available to us on acceptable terms, on an acceptable schedule, or at all.

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

Sources and Uses of Cash

Cash Used in Operating Activities

Cash used in operating activities for the year ended December 31, 2017 was approximately $15.87 million, compared to approximately $10.58 million for the year ended December 31, 2016. The increase in cash used in operating activities was primarily due to: (i) an increase in net loss for the year ended December 31, 2017, compared to the prior year; (ii) an approximately $3.49 million gain on fair market valuation of derivatives for the year ended December 31, 2017, compared to an approximately $1.84 million gain on fair market valuation of derivatives for the prior year; (iii) an increase in loss on extinguishment of debt of approximately $7.14 million for the year ended December 31, 2017, compared to approximately $5.38 million for the prior year; (iv) an increase in the amortization of debt discount of approximately $2.14 million for the year ended December 31, 2017 versus $1.41 million for the prior year; (v) an increase in depreciation and amortization of approximately $3.65 million for the year ended December 31, 2017, compared to approximately $2.54 million for the prior year; (vi) the reduction of warrant expense of approximately $0.21 million for the year ended December 31, 2017, compared to approximately $0.47 million for the prior year; (vii) a decrease in stock issued for compensation and services in the amount of approximately $2.81 million for the year ended December 31, 2017, compared to approximately $5.58 million for the prior year; and (viii) a decrease from equity instruments issued with debt greater than debt carrying value in the amount of zero for the year ended December 31, 2017, compared to approximately $1.49 million for the prior year.

Cash Used in Investing Activities

Cash used in investing activities for the year ended December 31, 2017 was approximately $15.27 million, compared to cash used in investing activities of approximately $4.23 million for the prior year. During fiscal 2017, cash used in investing activities was primarily comprised of expenditures related to the purchase of property, construction of MediFarm’s dispensaries in addition to the furniture and equipment and the issuance of note receivables. During fiscal 2016, cash used in investing activities was primarily comprised of expenditures related to the construction of MediFarm’s dispensaries in addition to the furniture and equipment.

Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2017 was approximately $26.83 million, compared to cash provided by financing activities of approximately $24.14 million for the prior year. The cash provided by financing activities in fiscal 2017 was primarily due to: (i) $20.00 million proceeds from the issuance of notes payable; (ii) $9.45 million from the sale of Common Stock and warrants; and (iii) offset by the payment of contingent consideration of $2.09 million. The cash provided by financing activities in fiscal 2016 was primarily due to: (i) $17.48 million proceeds from the issuance of notes payable; (ii) $4.06 million from the sale of Common Stock and warrants; and (iii) $3.15 million from the exercise of warrants, offset by the payments on notes payable of $1.00 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual cash obligations by future period as of December 31, 2017:

	Payments Due by Period
Description	Total Obligations	2018	2019-2020	2021-2022	Thereafter

Long-Term Debt (1)	$6,609,398	$-	$6,609,398	$-	$-
Interest Payments on Long-Term Debt	21,667	21,667	-	-	-
Short-Term Borrowings (1)	-	-	-	-	-
Operating Leases (2)	9,824,247	1,580,306	2,888,519	2,460,594	2,894,828

Total Contractual Cash Obligations	$16,455,312	$1,601,973	$9,497,917	$2,460,594	$2,894,828

______________________
(1) As of December 31, 2017, we had outstanding principal of $11,400,000, less debt discount of $4,790,602, resulting in net debt of $6,609,398.

(2) Includes retail store, warehouse, and office operating leases. Retail store operating leases generally provide for payment of direct operating costs in addition to rent. The obligation amounts listed include future minimum lease payments and exclude such direct operating costs. Please see “Note 17 – Commitments (Operating Lease Commitments)” in the Notes to Consolidated Financial Statements included in Part IV, Item 15 -"Exhibits, Financial Statement Schedules" of this Report for further information.

Critical Accounting Policies

We believe that the following critical policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

We disclose those accounting policies that we consider to be significant in determining the amounts to be utilized for communicating our consolidated financial position, results of operations and cash flows in Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere herein. Our discussion and analysis of our financial condition, results of operations, and cash flows are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from these estimates, but management does not believe such differences will materially affect our financial position or results of operations.

Business Combinations

The Company accounts for its business acquisitions in accordance with Accounting Standards Codification (“ASC”) 805-10, “Business Combinations.” The Company allocates the total cost of the acquisition to the underlying net assets based on their respective estimated fair values. As part of this allocation process, the Company identifies and attributes values and estimated lives to the intangible assets acquired. These determinations involve significant estimates and assumptions regarding multiple, highly subjective variables, including those with respect to future cash flows, discount rates, asset lives, and the use of different valuation models, and therefore require considerable judgment. The Company’s estimates and assumptions are based, in part, on the availability of listed market prices or other transparent market data. These determinations affect the amount of amortization expense recognized in future periods. The Company bases its fair value estimates on assumptions it believes to be reasonable but are inherently uncertain.

Revenue Recognition

It is the Company’s policy that revenues from product sales are recognized in accordance with ASC 605, “Revenue Recognition.” Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) is based on management’s judgments regarding fixed nature in selling prices of the products delivered and the collectability of those amounts. The Company has implemented specific rebate programs. Provisions for discounts to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company has established a formal customer incentive program but considers and accommodates discounts to certain customers on a case by case basis, including by way of example, for volume shipping or for certain new customers with orders over a specific discretionary dollar threshold. Consistent with ASC 605-15-25-1, the Company considers factors such as historical return of products, estimated remaining shelf life, price changes from competitors, and introductions of competing products in establishing a refund allowance. The Company recognizes revenues as risk and title to products transfers to the customer (which generally occurs at the time shipment is made), the sales price is fixed or determinable, and collectability is reasonably assured. The Company defers any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Stock-Based Compensation

The Company accounts for its stock-based awards in accordance with ASC Subtopic 718-10, “Compensation – Stock Compensation”, which requires fair value measurement on the grant date and recognition of compensation expense for all stock-based payment awards made to employees and directors, including restricted stock awards. For stock options, the Company estimates the fair value using a closed option valuation (Black-Scholes) model. The fair value of restricted stock awards is based upon the quoted market price of the common shares on the date of grant. The fair value is then expensed over the requisite service periods of the awards, net of estimated forfeitures, which is generally the performance period and the related amount is recognized in the consolidated statements of operations.

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

Notes Receivable

The Company reviews all outstanding notes receivable for collectability as information becomes available pertaining to the Company’s inability to collect. An allowance for notes receivable are recorded for the likelihood of non-collectability. The Company accrues interest on the note receivable based upon contractual terms. There was no allowance at December 31, 2017 and 2016.

Goodwill

Goodwill is measured as the excess of consideration transferred and the net of the acquisition date fair value of assets acquired, and liabilities assumed in a business acquisition. In accordance with ASC 350, “Intangibles—Goodwill and Other,” goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired.

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

Valuation of Inventory

We value our inventory at the lower of the actual cost of our inventory, as determined using the first-in, first-out method, or its current net realizable value. We periodically review our physical inventory for excess, obsolete, and potentially impaired items and reserves. Our reserve estimate for excess and obsolete is based on expected future use. Our reserve estimates have historically been consistent with our actual experience as evidenced by actual sale or disposal of the goods.

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

Recently Issued Accounting Standards

FASB ASU 2017-12 (Topic 815), “Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities” – Issued in August 2017, ASU 2017-12 eliminates the requirement to separately measure and report hedge ineffectiveness. For qualifying cash flow and net investment hedges, the change in the fair value of the hedging instrument will be recorded in Other Comprehensive Income (OCI), and amounts deferred in OCI will be reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item This guidance will be effective for the Company in the annual periods beginning after December 15, 2018 on a prospective basis, and early adoption is permitted. The Company is currently evaluating the effect this will have on our financial position, results of operations and related disclosures. The Company does not expect the standard to have a material impact on our consolidated financial statements and related disclosures.

FASB ASU 2017-04 (Topic 350), “Intangibles - Goodwill and Others” – Issued in January 2017 by the Financial Accounting Standards Board (“FASB”), Accounting Standards Update (“ASU”) 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 is effective for annual periods beginning after December 15, 2019 including interim periods within those periods. The Company is currently evaluating the effect that ASU 2017-04 will have on our consolidated financial statements and related disclosures.

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

FASB ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)” – Issued in August 2016, the amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, “Statement of Cash Flows.” The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The Company does not believe the adoption of this guidance will have a material effect on its consolidated financial statements and related disclosures.

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

FASB ASU No. 2014-09 (Topic 606), “Revenue from Contracts with Customers” –In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. The FASB also issued subsequent amendments to ASU 2014-09 to provide clarification on the guidance. ASU 2014-09 will be effective for annual periods beginning after December 15, 2017, which for us will be in the period beginning January 1, 2018. We have performed our detailed evaluation, using a five-step model specified in the guidance, to assess the impacts of the new standard.

•	Under the new standard, revenue will be recognized when the Company satisfies its performance obligation by transferring promised products or services to its customer. The standard allows for application of the guidance to a portfolio of contracts or performance obligations with similar characteristics. The Company has identified three portfolios of contracts or obligations which consists of cannabis dispensary, cannabis cultivation and production and herbs and produce. Since the Company’s individual sales transactions in each portfolio are very similar in nature, the Company anticipates applying the guidance to all transactions in each portfolio. The Company expects that the effects of applying this guidance to the portfolios would not differ materially from applying the guidance to individual performance obligations within each portfolio.

•	The Company’s revenue recognition will be achieved upon delivery of products for the cannabis dispensary and herbs and produce portfolio as there are no other promised services as part of the Company’s contracts with customers. For the Company’s cannabis cultivation and production portfolio the Company’s revenue recognition will be achieved upon definitive ability to collect on the sale, which usually occurs upon ultimate sale to the end-customer. Because shipping and handling activities are performed before the customer obtains control of the goods, the Company does not consider these activities to be a promised service to the customer. Rather, shipping and handling are activities to fulfill our promise to transfer the goods.

•	To determine the amount of consideration which the Company expects to be entitled in exchange for transferring promised goods, the Company has considered if variable consideration exists. The Company has reviewed its standard terms and conditions and its customary business practices to determine the transaction price. The Company has reviewed its pricing policies and strategies including marketing, loyalty and incentive programs for determining whether the Company has any variable or non-cash consideration. No material items were noted. In addition, the Company reviewed its current accounting policies related to returns, price concessions and volume discounts and concluded such items not to be significant. The Company will continue its accounting policy election to exclude from revenue all amounts we collect and remit to governmental authorities.

•	The Company’s sales transactions do not require any additional performance obligation after delivery with respect to the cannabis dispensary portfolio and herbs and produce portfolio, therefore the Company does not have multiple performance obligations for which the Company will have to allocate the transaction price. With respect to the cannabis cultivation and production transactions, the additional performance obligation after delivery requires the Company retain risk of loss until the ultimate sale of the product, therefore the Company waits to allocate the transaction price upon the ultimate sale of the product to the end-customer.

•	The Company expects to recognize revenue upon delivery to the customer as its performance obligation will be satisfied at that point in time with regards to the cannabis dispensary and herbs and produce portfolio. With respect to the cannabis cultivation and production, the Company expects to recognize revenue upon the ultimate sale of the product to the end customer and when collectability is assured.

The Company expects to apply the guidance using the modified retrospective transition method. Based on the Company’s analysis performed to date, the Company does not expect the adoption of ASU 2014-09 will have a material impact on its financial position or results of operations but will result in additional disclosures regarding its revenue recognition policies. The Company also does not expect the adoption will require material or significant changes to its internal controls over financial reporting. The Company has expanded its revenue recognition inquiries to additional departments and updated its questionnaires primarily to identify matters that would signal variable consideration implications and performance obligations under the new guidance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risks are attributable to fluctuations in commodity prices, interest rates and credit risks. These fluctuations can affect revenues and cash flow from operating, investing and financing activities.

Commodity Price Risk

Our most significant market risk relates to fluctuations in marijuana prices. Management expects the prices of these commodities to remain volatile and unpredictable. As these prices decline or rise significantly, revenues and cash flow will also decline or rise significantly.

Interest Rate Risk

As of December 31, 2017, we had no outstanding variable-rate debt and $11.40 million of principal fixed-rate debt.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements and schedules required by this item are included in Part IV, Item 15 of this Annual Report on Form 10-K.

The supplementary data required by this item is included in unaudited “Note 19 –Selected Quarterly Financial Data” to consolidated financial statements.

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

We provided TAC with a copy of the Current Report on Form 8-K prior to its filing with the SEC on November 22, 2016 and requested that TAC furnish a letter addressed to the SEC stating whether or not TAC agrees with the statements noted above. A copy of the response letter, dated November 22, 2016, from TAC, is attached as Exhibit 16.1 in the Current Report on Form 8-K filed on November 22, 2016.

Engagement of New Accountants

On November 22, 2016, we engaged Macias Gini & O’Connell LLP (“MGO”) as our registered public accounting firm. The decision to appoint MGO as the new registered public accounting firm was approved by the Audit Committee of our Board of Directors.

On January 30, 2018, we engaged Benjamin & Young LLP (“B&Y”) as our registered public accounting firm for the Company’s 2015 fiscal year. The decision to appoint B&Y was approved by the Audit Committee of our Board of Directors. This engagement was necessary because our previous registered public accounting firm for the 2015 fiscal year had been dismissed by us on November 22, 2016 and is now unable to provide a consent for that year for our 2017 Annual Report on Form 10-K. Macias Gini & O’Connell LLP, will continue as our registered public accounting firm for the 2016 and 2017 fiscal years.

During our two most recent fiscal years and through January 30, 2018, neither we nor anyone on our behalf consulted with B&Y with respect to any of (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or an event of the type described in Item 304(a)(1)(v) of Regulation S-K.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on this evaluation, our management concluded that as of December 31, 2017 these disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses in our internal control over financial reporting, which are described below. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

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

 Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Our Chief Executive Officer and Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2017.

Based on the results of its assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017 based on such criteria. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

Risk Assessment – We did not have an effective risk assessment process. From a governance perspective, our formal process to identify, update and assess risks, including changes in our business practices that significantly impact our consolidated financial statements as well as the system of internal control over financial reporting was incomplete.

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

Information and Communications – We had not implemented appropriate information technology controls related to access rights for certain financial spreadsheets that are relevant to the preparation of the consolidated financial statements and our system of internal control over financial reporting. In addition, we did not implement the appropriate information technology disaster recovery controls in place to ensure the completeness of financial information surrounding Terra Tech revenues and inventory.

Monitoring – We did not maintain effective monitoring of controls related to the financial close and reporting process. In addition, we did not maintain the appropriate level of review and remediation of internal control over financial reporting deficiencies throughout interim and annual financial periods.

We have not had sufficient time to fully remediate the aforementioned deficiencies and/or there was insufficient passage of time to evidence that the controls that were implemented during 2017 were effective. Therefore, the aforementioned control deficiencies continued to exist as of December 31, 2017. We believe the control deficiencies described herein, individually and when aggregated, represent material weaknesses in our internal control over financial reporting at December 31, 2017 since such deficiencies result in a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements may not be prevented or detected on a timely basis by our internal controls. As a result of our assessment, we have therefore concluded that our internal control over financial reporting was not effective at December 31, 2017.

Our independent registered public accounting firm, Macias Gini & O’Connell LLP, has audited our consolidated financial statements and has issued an attestation report on our internal control over financial reporting as of December 31, 2017, which report is included herein.

Material Weakness Discussion and Remediation

We believe that the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2017 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

While certain meaningful remediation efforts were initiated in 2017, we were not able to fully implement and/or test the design and the operating effectiveness of the new control procedures as of December 31, 2017. This required us to design new processes and controls concurrently, and thus did not allow us sufficient time to fully implement and/or test the design and operating effectiveness of the new controls.

In addition, we concluded that the time between implementing newly designed controls and December 31, 2017 was not sufficient to demonstrate that improvements made to the control environment, control activities, information and communication, and monitoring activities, were in fact appropriately designed and operated effectively.

We continue to take appropriate and reasonable steps to make necessary improvements to our internal control over financial reporting, including:

•

Continuing to improve the control environment through (i) being staffed with sufficient number of personnel to address segregation of duties issues, ineffective controls and to perform control monitoring activities, (ii) increasing the level of GAAP knowledge by retaining additional technical accountants, (iii) implementing formal process to account for non-standard transactions, and (iv) implementing and formalizing management oversight of financial reporting at regular intervals;

•	Continuing to update the documentation of our internal control processes, including implementing formal risk assessment processes;
•	Implementing control activities that address relevant risks and assure that all transactions are subject to such control activities;
•	Ensure systems that impact financial information and disclosures have effective information technology controls;
•	Executing plan to increase number of independent directors to enhance corporate governance and Board composition;
•	Implementing additional internal control activities through hiring of third party Sarbanes-Oxley consultants;
•	Implementing plan to increase oversight and review of ad hoc spreadsheets while also working to reduce their use; and
•	Designation of VP Director of Internal Controls and hiring of sufficient personnel to effectively implement changes to remediate the material weakness and control over financial reporting.

We believe that the remediation measures described above will strengthen our internal control over financial reporting and remediate the material weaknesses we have identified. We expect that our remediation efforts, including design, implementation and testing will continue throughout fiscal year 2018.

Changes in Internal Control over Financial Reporting

As described above under “Material Weakness Discussion and Remediation,” we have undertaken a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting. These remedial procedures continued throughout the quarter ended December 31, 2017.

Inherent Limitation on the Effectiveness of Internal Controls

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute, assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure that such improvements will be sufficient to provide us with effective internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person, and the year such director or officer commenced serving in such capacity:

Name	Director or Officer Since	Age	Positions
Derek Peterson	2012	44	Chief Executive Officer and Chairman of the Board
Alan Gladstone	2017	70	Director
Michael James	2012	59	Chief Financial Officer
Michael A. Nahass	2012	52	President, Chief Operating Officer, Secretary, Treasurer, and Director
Steven J. Ross	2012	60	Director
Kenneth Vande Vrede	2013	42	Chief Agricultural Officer and Director

Derek Peterson

Chief Executive Officer and Chairman of the Board

Mr. Peterson has served as our President and Chief Executive Officer, and Chairman of the Board, since February 9, 2012. Mr. Peterson served as President until November 6, 2017. Mr. Peterson began his career in finance with Crowell, Weedon & Co. (now, D.A. Davidson & Co.), the then-largest independent broker-dealer on the West Coast. In his 6 years there, Mr. Peterson became a partner and Branch supervisor where he was responsible for sales of over $10 million. Mr. Peterson was offered an opportunity to build a southern Orange County presence for Wachovia Securities, where he became the first Vice President and Branch Manager for their Mission Viejo location. He was instrumental in growing that office from the ground up into the $15 million office it is today. After his term at Wachovia Securities (now, Wells Fargo Advisors), Mr. Peterson accepted an opportunity for a Senior Vice President position with Morgan Stanley Smith Barney, where he and his team oversaw combined assets of close to $100 million. In addition, he has also been involved in several public and private equity financings, where he has personally funded several projects from angel to mezzanine levels. Mr. Peterson is a CFP® Professional and holds his Series 7 (General Securities Representative), Series 9 and 10 (General Securities Sales Supervisor), Series 3 (National Commodity Futures), Series 65 (Investment Advisor Representative), and California Insurance License. Mr. Peterson holds a Bachelor’s degree in Business Management from Pepperdine University. Mr. Peterson also owned a 12% interest in Black Oak until we acquired Black Oak on April 1, 2016. As a co-owner of Black Oak, Mr. Peterson worked with governmental agencies and tax authorities in Oakland, including working with the city to establish medical cannabis ordinances, competed for a permit to operate, and responded to a city request for proposal. Mr. Peterson’s experiences gained through these matters will assist us in launching and operating the medical marijuana and adult use cultivation, production and dispensary businesses of MediFarm, MediFarm I, and MediFarm II, as well as IVXX’s launch of its line of cannabis flowers, cigarettes, and pure concentrates. Mr. Peterson’s background in investment banking led to our conclusion that he should serve as a director in light of our business and structure.

Alan Gladstone

Director

Mr. Gladstone has served as a Director since November 15, 2017. Mr. Gladstone was Founder, Chairman, President and CEO of Anna's Linens, a specialty retailer of home textiles and home decoration items, from 1987 - 2014. During his tenure at Anna's Linens, he grew the business to 305 stores in 23 states with over $400 million in annual revenues. He managed a team of 12 executives and over 3,500 employees and oversaw the company's M&A strategy. Anna's Linens was ranked the 13th largest seller of home textiles nationally in 2013 on June 14, 2015, Anna's Linens filed a petition in the United States Bankruptcy Court for the Central District of California seeking relief under Chapter II of the United States Bankruptcy Code. Prior to his time at Anna's Linens, he was a self-employed retail business consultant where he counted Vons, TG&Y and Cook United in his client base. He was also President of Home Front, a division of U.S. Shoe, from 1983 - 1986 where he led a team of 800 employees. In this role, he led the profitable growth of the business from 21 stores to 105 stores and grew sales from $40 million to $400 million. Mr. Gladstone has a BS in Economics from the University of California, Irvine. Mr. Gladstone’s entrepreneurial experience and success in retail led to our conclusion that he should serve as a Director and Chairman of the Compensation Committee in light of our business and structure.

Michael James

Chief Financial Officer

Mr. James has served as our Chief Financial Officer since February 9, 2012. In addition to this role, Mr. James has served as the Chief Executive Officer and Chief Financial Officer of Inergetics, Inc. from June 11, 2012 until January 2016. Previously, Mr. James served as Chief Executive Officer of Nestor, Inc. (“Nestor”), where he successfully completed a financial restructuring of Nestor prior to its sale in September 2009 from the Receiver’s Estate in Superior Court of the State of Rhode Island. He also served on Nestor’s Board of Directors from 2006 to 2009. Mr. James was the Managing Partner of Kuekenhof Capital Management, LLC, a private investment management company, from 1999 to 2015. Mr. James is also the Chairman of the Board of Guided Therapeutics, Inc., where he serves as Chairman of the Audit Committee and as a member of the Compensation Committee. During his career, Mr. James has served as: a Partner at Moore Capital Management, Inc., a premiere private investment management company; Chief Financial and Administrative Officer at Buffalo Partners, L.P., a private investment management company; and Treasurer and Chief Financial Officer of National Discount Brokers. Mr. James began his career in 1980 as a staff accountant with Eisner, LLP. Mr. James is a retired CPA.

Michael A. Nahass

President, Chief Operating Officer, Secretary, Treasurer, and Director

Mr. Nahass has served as a Director since January 26, 2012, and as our Secretary and Treasurer since July 20, 2015, and as our President and Chief Operating Officer since November 6, 2017. Previously, Mr. Nahass served as our President, Secretary and Treasurer from January 26, 2012 until February 9, 2012. Since August 2011, Mr. Nahass has served as Managing Director of Arque Capital, Ltd., of Irvine, California. From September 2009 until August 2011, Mr. Nahass was a Partner, and served as Managing Director/Chief Operating Office of NMS Capital Asset Management, Inc. (“NMS Capital”). Additionally, while at NMS Capital, Mr. Nahass served as Chief Portfolio Manager of the NMS Platinum Funds, LLC. From February 1995 until April 2007, Mr. Nahass was employed in various positions at Morgan Stanley, where his last position was Senior Vice President and Complex Manager, where he directly managed over 200 financial advisors with approximately $20 billion in assets under management. With over 20 years of financial services experience, Mr. Nahass has been and is responsible for private client services, business development, regulatory compliance and strategic development. Mr. Nahass holds a B.S. in Business Administration (1988) from Fairleigh Dickenson University. In addition, he also holds NASD Series 3 (National Commodity Futures), Series 7 (General Securities Representative), Series 8 (Supervisory), Series 31 (Managed Futures) and Series 65 (Investment Advisor Representative) licenses. Mr. Nahass’ background in investment banking led to our conclusion that he should serve as director in light of our business and structure.

Steven J. Ross

Director

Mr. Ross has served as a Director since July 23, 2012, and has over 30 years of senior management experience, ranging from high growth private companies to multi-billion dollar divisions of public enterprises. His experience also includes service on numerous public and private Boards. He is known as a problem solver who has demonstrated leadership and consistent results in challenging business situations across multiple industries.  Mr. Ross has been CEO of Ecolane since June, 2013. Ecolane is a Helsinki, Finland-based software company providing disruptive, specialized software and support services for transportation scheduling, dispatching and tracking.  US operations are headquartered in Wayne, PA, where the company supports statewide contracts in PA, NE, NC and OH and numerous state and local transportation agencies throughout the country.  Ecolane was acquired by National Express PLC, a British publicly-traded leading international transportation company in June, 2016, generating greater than 500% returns for Ecolane’s investors.

Prior to leading Ecolane, Mr. Ross was a Managing Director at MTN Capital Partners, a New York-based Private Equity firm, and Managing Partner of Belcourt Associates. Previously, Mr. Ross was CEO of National Investment Managers from 2006 until its sale to a Private Equity firm in 2011.  Under Mr. Ross’ leadership, the company became the largest independent retirement services company in the country with over $11 billion in assets under administration and operations in 17 cities in the United States. Between 2001 and 2006, Mr. Ross served as Chairman and CEO of DynTek. During his tenure he successfully transitioned the company from a $5 million software development company to a leading provider of information technology services with annual revenues of over $100 million. From 1998 to 2001, Mr. Ross was Vice President and General Manager of the Computer Systems Division of Toshiba America with overall responsibility for Toshiba’s $3 billion computer business in the US and South America. Prior to joining Toshiba, from 1996 to 1998, Mr. Ross served as President & General Manager – Computer Reseller Division and President of Corporate Marketing at Inacom, a $7 billion Fortune 500 provider of computer products and services. Prior to his employment at Inacom, Mr. Ross served as Senior Vice President, Sales & Business Development, for Intelligent Electronics. Mr. Ross has also held senior management positions at Dell Computer Corporation and PTXI/Bull HN Information Systems. Mr. Ross has served as Vice-Chairman of the Board of the Computing Technology Industry Association (COMPTIA) and on the board of the US Internet Industry Association (USIIA). He also served on the Board of the national Cristina Foundation, and as a member of the Harvard Club of Orange County and the Harvard Business School Association of Orange County.

He is an active alumnus of Harvard University and a graduate of the Advanced Management Program at Harvard Business School. Steve has appeared as an industry and corporate spokesperson in numerous business and trade publications and events and was named #14 in Smart Reseller’s annual listing of top 50 computer industry executives.

Kenneth Vande Vrede

Chief Agricultural Officer and Director

Mr. Vande Vrede has served as Chief Agricultural Officer since November 6, 2017. Mr. Vande Vrede has been a Director since February 25, 2013. Mr. Vande Vrede served as Chief Operating Officer from February 25, 2013 until November 6, 2017. Mr. Vande Vrede has also served as President of Gro-Rite since January 2012, a related party. Gro-Rite is a New Jersey-based retail business that sells products and services related to greenhouse technology, and innovative and sustainable growing techniques. From January 2006 until December 2011, Mr. Vande Vrede served as Vice President of Gro-Rite. From March 1996 until December 2005, he served as Manager of Gro-Rite. Since September 2010, Mr. Vande Vrede has served as Director of New Business and Marketing at Edible Garden. Since January 2007, Mr. Vande Vrede has served as Managing Partner at NB Plants a related party. Mr. Vande Vrede is also currently an owner of Gro-Rite Landscape Services LLC. Mr. Vande Vrede attended Montclair State University from 1996 until 1999, where he majored in Business. Mr. Vande Vrede’s entrepreneurial experience and success in gardening retail and specialty farming, evidenced by his ideas that led to the establishment of the businesses in which he works, and his management experience, led to our conclusion that Mr. Vande Vrede should serve as a member of our Board in light of our business and structure.

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

Pursuant to an Independent Director Agreement dated June 1, 2017 with Steven J. Ross, we agreed to pay Mr. Ross $10,000 per month for a period of one year. We also issued to Mr. Ross an aggregate of 72,727 restricted shares of Common Stock (such cash payment and the issuance of restricted shares, the “Compensation”), of which all of the shares vested on the date of appointment. We and Mr. Ross also entered into an Indemnification Agreement dated July 23, 2012, whereby we agreed to indemnify Mr. Ross, subject to certain exceptions, for claims against him that may arise in connection with the performance of his duties as one of our directors.

Pursuant to an Independent Director Agreement dated November 15, 2017 with Alan Gladstone, we agreed to pay Mr. Gladstone $6,250 per month for a period of one year. We also issued to Mr. Gladstone an aggregate of 29,167 shares of the Company’s stock options (such cash payment and the issuance of stock options, the “Compensation”), of which all of the shares vested on the date of appointment.

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

Audit Committee and Audit Committee Financial Expert

On November 4, 2015, the Board established the Audit Committee and approved and adopted a charter (the “Audit Committee Charter”) to govern the Audit Committee. Messrs. Ross and Krueger were appointed to serve on the Audit Committee, with Mr. Ross designated as chairman. On November 6, 1017 Mr. Krueger resigned as a member of the Board. Subsequently on November 15, 2017, Mr. Gladstone was appointed to serve on the Audit Committee. Each member of the Audit Committee meets the independence requirements of The NASDAQ Stock Market, LLC and the SEC. The Audit Committee met fourteen times during 2017. In addition to the enumerated responsibilities of the Audit Committee in the Audit Committee Charter, the primary function of the Audit Committee is to assist the Board in its general oversight of our accounting and financial reporting processes, audits of our financial statements, and internal control and audit functions. The Audit Committee Charter can be found online at http://ir.terratechcorp.com/goverance-docs.

Compensation Committee

On November 4, 2015, the Board established the Compensation Committee and approved and adopted a charter (the “Compensation Committee Charter”). Messrs. Ross and Krueger were appointed to serve on the Compensation Committee, with Mr. Krueger designated as chairman. On November 6, 1017 Mr. Krueger resigned as a member of the Board. Subsequently on November 15, Mr. Gladstone was appointed to serve on the Compensation Committee. Each member of the Compensation Committee meets the independence requirements of The NASDAQ Stock Market, LLC and the SEC, is a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act and is an outside director within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee held one meeting during 2017. In addition to the enumerated responsibilities of the Compensation Committee in the Compensation Committee Charter, the primary function of the Compensation Committee is to oversee the compensation of our executives, produce an annual report on executive compensation for inclusion in our proxy statement, if and when required by applicable laws or regulations, and advise the Board on the adoption of policies that govern our compensation programs. The Compensation Committee Charter may be found online at http://ir.terratechcorp.com/governance-docs.

Governance and Nominating Committee

On November 4, 2015, the Board established the Nominating Committee and approved and adopted a charter (the “Nominating Committee Charter”). Messrs. Ross and Krueger were appointed to serve on the Nominating Committee, with Mr. Ross designated as chairman. On November 6, 1017 Mr. Krueger resigned as a member of the Board. Subsequently on November 15, Mr. Gladstone was appointed to serve on the Governance and Nominating Committee. Each member of the Nominating Committee meets the independence requirements of The NASDAQ Stock Market, LLC and the SEC. The Nominating Committee held one meeting during 2017. In addition to the enumerated responsibilities of the Nominating Committee in the Nominating Committee Charter, the primary function of the Nominating Committee is to determine the slate of director nominees for election to the Board, to identify and recommend candidates to fill vacancies occurring between annual stockholder meetings, to review our policies and programs that relate to matters of corporate responsibility, including public issues of significance to us and our stockholders, and any other related matters required by federal securities laws. The charter of the Nominating and Corporate Governance Committee may be found online at http://ir.terratechcorp.com/governance-docs.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our Board of Directors and the Board of Directors or Compensation Committee of any other company, nor has any interlocking relationship existed in the past.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information relating to compensation for the Company’s Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and individuals serving as our principal executive officer or acting in a similar capacity (collectively, the “Named Executive Officers”) for the fiscal years ended December 31, 2017, 2016 and 2015.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (5)	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation (6)	Total

Derek Peterson (1)	2017	$200,000	$-	$61,001	$91,166	$-	$-	$8,610	$360,777
Chief Executive Officer and	2016	$78,000	$100,000	$-	$31,252	$-	$-	$6,000	$215,252
Chairman of the Board	2015	$78,000	$-	$46,750	$-	$-	$-	$6,000	$130,750

Michael Nahass (2)	2017	$200,000	$-	$45,824	$85,483	$-	$-	$8,610	$339,917
President, Chief Operating	2016	$150,000	$115,000	$-	$25,570	$-	$-	$6,000	$296,570
Officer, Secretary,Treasurer	2015	$126,250	$-	$38,250	$-	$-	$-	$6,000	$170,500
and Director

Kenneth Vande Vrede (3)	2017	$200,000	$-	$45,824	$84,063	$-	$-	$6,000	$335,887
Chief Agricultural Officer	2016	$140,000	$100,000	$-	$24,149	$-	$-	$6,000	$270,149
and Director	2015	$124,167	$-	$36,125	$-	$-	$-	$6,000	$166,292

Michael James (4)	2017	$200,000	$-	$1,081,230	$85,483	$-	$-	$6,000	$1,372,713
Chief Financial Officer	2016	$150,000	$110,000	$715,038	$25,570	$-	$-	$6,000	$1,006,608
	2015	$126,250	$-	$404,380	$-	$-	$-	$6,000	$536,630

(1)	Appointed President, Chief Executive Officer, and Chairman of the Board on February 9, 2012. Served as President until November 6, 2017.
(2)

Appointed director on January 26, 2012. Appointed Secretary and Treasurer on July 20, 2015. Served as President, Secretary, and Treasurer from January 26, 2012 until February 9, 2012. Appointed President and Chief Operating Officer on November 6, 2017.

(3)	Appointed Chief Operating Officer and director on February 25, 2013. Served as Chief Operating Officer until November 6, 2017 and was appointed Chief Agricultural Officer on November 6, 2017.
(4)	Appointed Chief Financial Officer on February 9, 2012.
(5)

For valuation purposes, the dollar amount shown represents the aggregate award date fair value of awards made in fiscal 2017, 2016 and 2015 computed in accordance with FASB ASC Topic 718, “Stock Compensation”. The fair value is calculated based on the closing price of the Common Stock on the grant dates. The number of shares granted, the grant date, and the market price of such shares for each Named Executive Officer is set forth below.

(6)	The amounts disclosed represent a car allowance of $500 per month for each officer and health club memberships in the amount of $2,610 for Mr. Peterson and Mr. Nahass.

Narrative Disclosure to Summary Compensation Table

The following is a narrative discussion of the information that we believe is necessary to understand the information disclosed in the foregoing Summary Compensation Table with respect to fiscal 2017, 2016 and 2015.

We did not have a stock option plan or an incentive plan that provides compensation intending to serve as an incentive for performance during 2015. In January 2016, we adopted the 2016 Equity Incentive Plan (the “Plan”).

Derek Peterson

Mr. Peterson earned total cash compensation for his services to us in fiscal 2017, 2016 and 2015 in the amounts of $200,000, $78,000 and $78,000, respectively, which represent his annual base salary for fiscal 2017, 2016 and 2015, and bonuses in the amounts of $0, $100,000 and $0 for fiscal 2017, 2016 and 2015, respectively. The base salary paid to Mr. Peterson for fiscal 2017, 2016 and 2015 constituted approximately 55.44%, 36.24% and 59.66%, respectively, of the total compensation paid to Mr. Peterson as set forth in the “Total” column in the Summary Compensation Table.

On May 24, 2017, we granted Mr. Peterson a ten-year option to acquire 100,000 shares of Common Stock at $2.54 per share. The option is in consideration of the services to be rendered, which shall vest and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100%) vested. As of December 31, 2017, the option was one-quarter (1/4) vested. On January 8, 2016, we granted Mr. Peterson a ten-year option to acquire 73,333 shares of Common Stock at $1.35 per share. The option is in consideration of the services to be rendered, which shall vest and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100%) vested. As of December 31, 2017, the option was two-third (2/3) vested.

On June 30, 2017, we issued to Mr. Peterson 21,666 shares of Common Stock. The price per share was $2.82, as reported on the OTC Market Group, Inc.’s OTCQX tier on June 30, 2017. On July 21, 2015, we issued to Mr. Peterson 36,667 shares of Common Stock. The price per share was $1.28, as reported on the OTC Market Group, Inc.’s OTCQB tier on July 21, 2015. On July 9, 2014, we issued to Mr. Peterson 39,216 shares of Common Stock. The price per share was $7.95, as reported on the OTC Market Group, Inc.’s OTCQB tier on July 9, 2014.

Mr. Peterson also received $6,000, as set forth in the “All Other Compensation” column, which represents a car allowance of $500 per month, during fiscal 2017, 2016 and 2015. In 2017, Mr. Peterson also received $2,610 for health club memberships for himself and his wife.

Michael Nahass

Mr. Nahass earned total cash compensation for his services to us in fiscal 2017, 2016 and 2015 in the amounts of $200,000, $150,000 and $126,250, respectively, which represent his annual base salary for fiscal 2017, 2016 and 2015, and bonuses in the amounts of $0, $115,000 and $0 for fiscal 2017, 2016 and 2015, respectively. The salary paid to Mr. Nahass for fiscal 2017, 2016 and 2015 constituted approximately 58.84%, 50.58% and 74.05%, respectively, of the total compensation paid to Mr. Nahass as set forth in the “Total” column in the Summary Compensation Table.

On May 24, 2017, we granted Mr. Nahass a ten-year option to acquire 100,000 shares of Common Stock at $2.54 per share. The option is in consideration of the services to be rendered, which shall vest and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100%) vested. As of December 31, 2017, the option was one-quarter (1/4) vested. On January 8, 2016, we granted Mr. Nahass a ten-year option to acquire 60,000 shares of Common Stock at $1.35 per share. The option is in consideration of the services to be rendered, which shall vest and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100%) vested. As of December 31, 2017, the option was one-third (1/3) vested.

On June 30, 2017, we issued to Mr. Nahass 16,276 shares of Common Stock. The price per share was $2.54, as reported on the OTC Market Group, Inc.’s OTCQX tier on June 30, 2017. On July 21, 2015, we issued to Mr. Nahass 30,000 shares of Common Stock. The price per share was $1.28, as reported on the OTC Market Group, Inc.’s OTCQB tier on July 21, 2015. On July 9, 2014, we issued to Mr. Nahass 32,680 shares of Common Stock. The price per share was $7.95, as reported on the OTC Market Group, Inc.’s OTCQB tier on July 9, 2014. On December 23, 2014, we issued to Mr. Nahass 36,667 shares of Series B Preferred Stock, which is convertible into 197,425 shares of Common Stock. We valued the grant of Series B Preferred Stock using the market price of our Common Stock as reported on the OTC Market Group, Inc.’s OTCQB tier on December 23, 2014, which was $4.04 per share of Common Stock.

Mr. Nahass also received $6,000, as set forth in the “All Other Compensation” column, which represents a car allowance of $500 per month, during fiscal 2017, 2016 and 2015. In 2017, Mr. Nahass also received $2,610 for health club memberships for himself and his wife.

Kenneth Vande Vrede

Mr. Vande Vrede earned total cash compensation for his services to us in fiscal 2017, 2016 and 2015 in the amounts of $200,000, $140,000 and $124,167, respectively, which represent his annual base salary for fiscal 2017, 2016 and 2015, and bonuses in the amounts of $0, $100,000 and $0 for fiscal 2017, 2016 and 2015, respectively. The base salary paid to Mr. Vande Vrede for fiscal 2017, 2016 and 2015 constituted approximately 59.54%, 51.82% and 74.67%, respectively, of the total compensation paid to Mr. Vande Vrede as set forth in the “Total” column in the Summary Compensation Table.

On May 24, 2017, we granted Mr. Vande Vrede a ten-year option to acquire 100,000 shares of Common Stock at $2.54 per share. The option is in consideration of the services to be rendered, which shall vest and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100%) vested. As of December 31, 2017, the option was one-quarter (1/4) vested. On January 8, 2016, we granted Mr. Vande Vrede a ten-year option to acquire 56,667 shares of Common Stock at $1.35 per share. The option is in consideration of the services to be rendered, which shall vest and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100%) vested. As of December 31, 2017, the option was one-third (1/3) vested.

On June 30, 2017, we issued to Mr. Vande Vrede 16,276 shares of Common Stock. The price per share was $2.82, as reported on the OTC Market Group, Inc.’s OTCQX tier on June 30, 2017. On July 21, 2015, we issued to Mr. Vande Vrede 28,333 shares of Common Stock. The price per share was $1.28, as reported on the OTC Market Group, Inc.’s OTCQB tier on July 21, 2015. On July 9, 2014, we issued to Mr. Vande Vrede 29,630 shares of Common Stock. The price per share was $7.95, as reported on the OTC Market Group, Inc.’s OTCQB tier on July 9, 2014.

Mr. Vande Vrede received $6,000, as set forth in the “All Other Compensation” column, which represents a car allowance of $500 per month, during fiscal 2017, 2016 and 2015.

Michael James

Mr. James earned total cash compensation for his services to us in fiscal 2017, 2016 and 2015 in the amounts of $200,000, $150,000 and $126,250, respectively, which represent his annual base salary for fiscal 2017, 2016 and 2015, and bonuses in the amounts of $0, $110,000 and $0 for fiscal 2017, 2016 and 2015, respectively. The base salary paid to Mr. James for fiscal 2017, 2016 and 2015 constituted approximately 14.57%, 14.90% and 23.53%, respectively, of the total compensation paid to Mr. James as set forth in the “Total” column in the Summary Compensation Table.

On May 24, 2017, we granted Mr. James a ten-year option to acquire 100,000 shares of Common Stock at $2.54 per share. The option is in consideration of the services to be rendered, which shall vest and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100%) vested. As of December 31, 2017, the option was one-quarter (1/4) vested. On January 8, 2016, we granted Mr. James a ten-year option to acquire 60,000 shares of Common Stock at $1.35 per share. The option is in consideration of the services to be rendered, which shall vest and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100%) vested. As of December 31, 2017, the option was one-third (1/3) vested.

On January 6, 2017, we also issued to Mr. James 40,000 shares of Series B Preferred Stock which are convertible into 215,373 shares of Common Stock. We valued the grant of Series B Preferred Stock using the market price of our Common Stock as reported on the OTC Market Group, Inc.’s OTCQX tier on January 6, 2017, which was $4.81 per share of Common Stock. On June 30, 2017, we issued to Mr. James 16,276 shares of Common Stock. The price per share was $2.82, as reported on the OTC Market Group, Inc.’s OTCQX tier on June 30, 2017. On September 23, 2016, we also issued to Mr. James 10,077 shares of Series B Preferred Stock and 9 shares of Series Z Preferred Stock, which both are convertible into 143,582 shares of Common Stock. We valued the grant of Series B Preferred Stock and Series Z Preferred Stock using the market price of our Common Stock as reported on the OTC Market Group, Inc.’s OTCQX tier on September 23, 2016, which was $4.98 per share of Common Stock. On July 21, 2015, we issued to Mr. James 30,000 shares of Common Stock. The price per share was $1.28, as reported on the OTC Market Group, Inc.’s OTCQB tier on July 21, 2015. On July 21, 2015, we also issued to Mr. James 53,333 shares of Series B Preferred Stock, which is convertible into 287,164 shares of Common Stock. We valued the grant of Series B Preferred Stock using the market price of our Common Stock as reported on the OTC Market Group, Inc.’s OTCQB tier on July 21, 2015, which was $1.28 per share of Common Stock. On July 9, 2014, we issued to Mr. James 32,680 shares of Common Stock. The price per share was $7.95, as reported on the OTC Market Group, Inc.’s OTCQB tier on July 9, 2014. On December 23, 2014, we issued to Mr. James 13,333 shares of Series B Preferred Stock, which is convertible into 71,791 shares of Common Stock. We valued the grant of Series B Preferred Stock using the market price of our Common Stock as reported on the OTC Market Group, Inc.’s OTCQB tier on December 23, 2014, which was $4.04 per share of Common Stock.

Mr. James also received $6,000, as set forth in the “All Other Compensation” column, which represents a car allowance of $500 per month, during fiscal 2017, 2016 and 2015.

Outstanding Equity Awards

During the years ended December 31, 2017 and 2016 we granted certain Directors, Officers and Employees ten-year options to acquire 731,065 and 446,667 shares of the Common Stock at an exercise price ranging from $1.35 to $5.10 per share. The options are in consideration of the services to be rendered, which shall vest and become exercisable with respect to one-twelfth (1/12) each quarter until the options are one hundred percent (100%) vested. As of December 31, 2017 and 2016, the options were one-third (1/3) and two-third (2/3) vested. We had no outstanding equity awards as of the fiscal year ended December 31, 2015.

	OPTION AWARDS
Name	Number of securities underlying unexercised options Number Exercisable	Number of securities underlying unexercised options Number Unexercisable	Equity Incentive Plan Awards: Number of securities underlying unexercised unearned options number	Option Exercise Price	Option Expiration Date

Derek Peterson	48,889	24,444	24,444	$1.35	January 7, 2026
	25,000	75,000	75,000	$2.54	May 23, 2027

Michael Nahass	40,000	20,000	20,000	$1.35	January 7, 2026
	25,000	75,000	75,000	$2.54	May 23, 2027

Michael James	40,000	20,000	20,000	$1.35	January 7, 2026
	25,000	75,000	75,000	$2.54	May 23, 2027

Ken Vande Vrede	37,778	18,889	18,889	$1.35	January 7, 2026
	25,000	75,000	75,000	$2.54	May 23, 2027

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

As of the date hereof, we have not entered into any employment agreements with any of our Named Executive Officers.

Pay ratio information

The following is a reasonable estimate, prepared under applicable SEC rules, of the ratio of the annual total compensation of our Chief Executive Officer (“CEO”) to the median of the annual total compensation of our other employees. We determined our median employee based on 2017 annual base salary and 2017 bonus awards for each of our employees (excluding the CEO) as of December 31, 2017.  The annual total compensation of our median employee (other than the CEO) for 2017 was $15,182.  As disclosed in the summary compensation table included above, our CEO’s annual total compensation for 2017 was $360,777.  Based on the foregoing, the ratio of the 2017 annual total compensation of our CEO to the median of the annual total compensation of all other employees was 23.8 to 1.  Given the different methodologies that various public companies will use to determine an estimate of their pay ratio, the estimated ratio reported above should not be used as a basis for comparison between companies.

Director Compensation

The following table sets forth director compensation for the year ended December 31, 2017:

	Fees
	Earned			Non-Equity	Nonqualified
	Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name (1)	($)	($) (4)	($)	($)	($)	($)	($)

Steven Ross (2)	$111,665	$184,473	$52,686	$-	$-	$-	$348,824
Alan Gladstone (3)	$19,792	$-	$74,375	$-	$-	$-	$94,167

______________

(1)

Derek Peterson, Michael Nahass, and Kenneth Vande Vrede are not included in this table as they were executive officers during fiscal 2017, and thus received no compensation for their service as directors. The compensation of Mr. Peterson, Mr. Nahass, and Mr. Vande Vrede as our employees is shown in “Item 11 Executive Compensation – Summary Compensation Table.”

(2)	Appointed as a director on July 23, 2012.
(3)	Appointed as a director on November 15, 2017.
(4)

For valuation purposes, the dollar amount shown represents the aggregate award date fair value of awards made in fiscal 2017 computed in accordance with FASB ASC Topic 718, “Stock Compensation”. The fair value is calculated based on the closing price of the Common Stock on the grant dates.

Narrative to Director Compensation Table

The following is a narrative discussion of the material information that we believe is necessary to understand the information disclosed in the previous table. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Steven J. Ross

Mr. Ross earned cash fees for his services as a director in fiscal 2017 in the amount of $111,665. On June 22, 2017, we issued to Mr. Ross 72,727 shares of Common Stock. The price per share was $2.54, as reported on the OTC Market Group, Inc.’s OTCQX tier on June 22, 2017.

On May 24, 2017, we granted Mr. Ross a ten-year option to acquire 50,000 shares of Common Stock at $2.54 per share. The option is in consideration of the services to be rendered, which shall vest and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100%) vested. As of December 31, 2017, the option was one-quarter (1/4) vested. On January 8, 2016, we granted Mr. Ross a ten-year option to acquire 53,333 shares of Common Stock at $1.35 per share. The option is in consideration of the services to be rendered, which shall vest and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100%) vested. As of December 31, 2017, the option was one-third (1/3) vested.

Alan Gladstone

Mr. Gladstone earned cash fees for his services as a director in fiscal 2017 in the amount of $19,792.

On November 15, 2017, we granted Mr. Gladstone a five-year option to acquire 29,167 shares of Common Stock at $3.00 per share. The option is in consideration of the services to be rendered, which vested upon issuance and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100%) vested. As of December 31, 2017, the option was one-hundred percent (100%) vested.

Risk Assessment in Compensation Programs

During fiscal 2017, 2016 and 2015, we paid compensation to our employees, including executive and non-executive officers. Due to the size and scope of our business, and the amount of compensation, we did not have any employee compensation policies and programs to determine whether our policies and programs create risks that are reasonably likely to have a material adverse effect on us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

On January 12, 2016, we adopted the 2016 Equity Incentive Plan (the “Plan”), and our stockholders approved the Plan at our annual meeting of stockholders that was held on September 26, 2016. Pursuant to the terms of the Plan, the maximum number of shares of Common Stock available for the grant of awards under the Plan shall not exceed 30,000,000. During the years ended December 31, 2017 and 2016, the Company granted ten-year options to directors, officers, and employees, pursuant to which such individuals are entitled to exercise options to purchase an aggregate of up to 0.73 million and 0.45 million shares of Common Stock, respectively. The options have exercise prices of $1.35 - $5.10 per share, and generally vest quarterly over a three-year period.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 8, 2018 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors, nominees for director and executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of 2040 Main Street, Suite 225, Irvine, California 92614.

In computing the number and percentage of shares beneficially owned by each person, we include any shares of Common Stock that could be acquired within 60 days of March 8, 2018 by the conversion or exercise of shares of Series A Preferred Stock, Series B Preferred Stock, or option awards. These shares, however, are not counted in computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Common Stock (1)

Derek Peterson	Common Stock	787,341	(2)	1.21%
Michael A. Nahass	Common Stock	2,206,680	(3)	3.39%
Kenneth Vande Vrede	Common Stock	666,896	(4)	1.03%
Michael James	Common Stock	822,812	(5)	1.27%
Steven Ross	Common Stock	129,394	(6)	*
Alan Gladstone	Common Stock	101,389	(7)	*
All Directors and Executive Officers as a Group (6 persons)		4,714,511		7.21%

_________________

*	Represents beneficial ownership of less than one percent of the outstanding shares of our Common Stock.
(1)	As of March 8, 2018, we had a total of 65,319,183 shares of Common Stock issued and outstanding.

(2)	Includes 110,559 shares of Common Stock with respect to which Mr. Peterson has the right to acquire. Mr. Peterson owns Series A Preferred Stock, which is currently convertible into 3 shares of Common Stock and 110,556 vested options to acquire Common Stock. Mr. Peterson disclaims any beneficial ownership interest in the 989,574 shares of Common Stock held by his spouse, Amy Almsteier.

(3)	Includes 100,556 shares of Common Stock underlying vested options.

(4)	Includes 81,392 shares of Common Stock with respect to which Mr. Vande Vrede has the right to acquire. Mr. Vande Vrede owns Series A Preferred Stock, which is currently convertible into 3 shares of Common Stock and 81,389 shares of Common Stock underlying vested options.

(5)	Includes 89,444 shares of Common Stock underlying vested options.

(6)	Includes 56,667 shares of Common Stock underlying vested options.

(7)	Includes 34,722 shares of Common Stock underlying vested options.

The following table sets forth certain information as of March 8, 2018 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Series A Preferred Stock; (2) each of our directors, nominees for director and executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of 2040 Main Street, Suite 225, Irvine, California 92614.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Series A Preferred Stock (1)

Derek Peterson	Series A Preferred Stock	4	50%
Michael A. Nahass	Series A Preferred Stock	–	–
Kenneth Vande Vrede	Series A Preferred Stock	4	50%
Michael James	Series A Preferred Stock	–	–
Steven Ross	Series A Preferred Stock	–	–
Alan Gladstone	Series A Preferred Stock	–	–
All Directors and Executive Officers as a Group (6 persons)		8	100%

_________________ (1) As of March 8, 2018, we had a total of 8 shares of Series A Preferred Stock issued and outstanding.

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

During the three months ended March 31, 2016, our subsidiary, IVXX, purchased raw materials totaling $16,076 from Black Oak, an entity in which the Company’s Chief Executive Officer then-held an ownership interest of 12% prior to the acquisition. On April 1, 2016, we acquired Black Oak and it became a wholly-owned subsidiary of the Company. There was no accounts receivable balance from Black Oak as of March 31, 2016. During the year ended December 31, 2017, all transactions between IVXX and Black Oak were eliminated in consolidation.

Prior to the acquisition of Black Oak, IVXX had historically not been charged any rent for use of the space where its extraction lab is located.

We lease the land in Belvidere, New Jersey, on which Edible Garden’s greenhouse structure is situated. The land is being leased from Whitetown Realty, LLC, an entity in which David Vande Vrede and Greda Vande Vrede own interests. David Vande Vrede and Greda Vande Vrede are the parents of one our directors, Kenneth Vande Vrede. The lease commenced on January 1, 2015 and expires December 31, 2029. The current monthly lease amount is $14,640 and increases 1.5% each calendar year.

Pursuant to an Independent Director Agreement dated June 9, 2016 by and between us and Steven J. Ross, we agreed to pay Mr. Ross $8,333 per month for a period of one year. We also issued to Mr. Ross an aggregate of 48,048 restricted shares of Common Stock, of which all of the shares vested on the date of appointment.

Pursuant to an Independent Director Agreement dated June 1, 2017 by and between us and Steven J. Ross, we agreed to pay Mr. Ross $10,000 per month for a period of one year. We also issued to Mr. Ross an aggregate of 72,727 restricted shares of Common Stock, of which all of the shares vested on the date of appointment.

Pursuant to an Independent Director Agreement dated November 15, 2017 by and between us and Alan Gladstone, we agreed to pay Mr. Gladstone $6,250 per month for a period of one year. We also issued to Mr. Gladstone an aggregate of 29,167 shares of the Company’s stock options, to be fully vested on the date of appointment.

On May 7, 2013, Edible Garden entered into a letter agreement with Gro-Rite related to Edible Garden’s right to purchase and distribute a majority of Gro-Rite’s plant products. During the year ended December 31, 2017, the agreement is still in effect. Gro-Rite is affiliated with one of our directors, Kenneth Vande Vrede. Edible Garden receives a valuable strategic partnership through this letter agreement.

On May 7, 2013, Edible Garden entered into a letter agreement with NB Plants related to Edible Garden’s right to purchase and distribute a majority of NB Plants' plant products. NB Plants is affiliated with three of our directors, Kenneth Vande Vrede, Michael Vande Vrede, and Steven Vande Vrede, and another member of their family. Edible Garden received a valuable strategic partnership through this letter agreement. This agreement was terminated as of December 31, 2016.

Director Independence

Our Board is currently composed of five members. Our Common Stock is not currently listed for trading on a national securities exchange and, as such, we are not subject to any director independence standards. However, we have determined that two directors, Steven Ross and Alan Gladstone, each qualifies as an independent director. We evaluated independence in accordance with Rule 5605 of the NASDAQ Stock Market.

The Board currently has three separately designated standing committees: (i) the Audit Committee, (ii) the Compensation Committee, and (iii) the Governance and Nominating Committee. All three of these committees are solely comprised of independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees paid or to be paid for professional audit services rendered by Macias Gini O’Connell (“MGO”) for the audit of our annual financial statements and fees billed for other services rendered by MGO for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016

Audit Fees (1)	$435,875	$370,000
Audit-Related Fees	6,890	-
Tax Fees	-	-
Other Fees	-	-

Total All Fees	$442,765	$370,000

_______________

(1) Audit Fees consisted of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports, and review of other documents filed with the SEC within those fiscal years.

The following table presents fees paid or to be paid for professional audit services rendered by other auditors for the audit of our annual financial statements for the year ended December 31, 2015, review of the financial statements for the first three quarters of 2016 and fees billed for other services rendered by other auditors for the year ended December 31, 2017:

	Year Ended December 31,
	2017	2016

Audit Fees (1)	$-	$155,270
Audit-Related Fees	-	-
Tax Fees	-	-
Other Fees	6,650	-

Total All Fees	$6,650	$155,270
________________

(1) Audit Fees consisted of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports, and review of other documents filed with the SEC within those fiscal years.

The following table presents fees paid or to be paid for professional audit services rendered by Benjamin & Young, LLP (Benjamin & Young”) for the audit of our annual financial statements and fees billed for other services rendered by Benjamin & Young for the year ended December 31, 2015:

	Year Ended December 31,
	2017	2016

Audit Fees (1)	$130,000	$-
Audit-Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-

Total All Fees	$130,000	$-
________________

(1) Audit Fees consisted of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports, and review of other documents filed with the SEC within those fiscal years.

The Board, or the Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is specific to the particular service or category of services and is generally subject to a specific budget. In addition, the Audit Committee has delegated pre-approval authority to its Chairman who, in turn, must report any pre-approval decisions to the Audit Committee at its next scheduled regular meeting. Our independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by our independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Board, or the Audit Committee, as applicable, pre-approved all fees for audit and non-audit work performed during fiscal 2017 and 2016.

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

Report of Independent Registered Public Accounting Firm - Macias Gini & O’Connell LLP

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting – Macias Gini & O’Connell LLP

Report of Independent Registered Public Accounting Firm - Benjamin & Young, LLP

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015

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

2.7	Form of Agreement of Merger, dated March 31, 2016, by and among Generic Merger Sub, Inc., a California corporation and Black Oak Gallery, a California corporation (3)
3.1	Articles of Incorporation dated July 22, 2008 (4)
3.2	Certificate of Amendment dated July 8, 2011 (5)
3.3	Certificate of Change dated July 8, 2011 (5)
3.4	Certificate of Amendment dated January 27, 2012 (1)
3.5	Bylaws (4)
3.6	Form of Amended and Restated Articles of Incorporation of Black Oak Gallery, a California corporation (3)
3.7	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock, dated September 27, 2016 (6)
3.8	Certificate of Amendment to Articles of Incorporation, Dated September 26, 2016 *
3.9	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock, dated October 3, 2016 (7)
3.10	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock, dated July 26, 2017 (21)
4.1	Certificate of Designation for Series A Preferred Stock (8)
4.2	Amended and Restated Certificate of Designation for Series B Preferred Stock (3)
4.3	Form of Common Stock Purchase Warrant (9)
4.4	Form of Common Stock Purchase Warrant (11)
4.5	Form of 12% Senior Convertible Promissory Note (16)
4.6	Form of 12% Senior Convertible Promissory Note (17)
4.7	Form of 12% Senior Convertible Promissory Note (18)
4.8	Form of 12% Senior Convertible Promissory Note (19)
4.9	Form of 12% Senior Convertible Promissory Note (20)
4.10	NuLeaf Sparks Cultivation, LLC Convertible Promissory Note (23)
4.11	NuLeaf Reno Production, LLC Convertible Promissory Note (23)
4.12	Form of Secured Promissory Note (24)
4.13	Form of 12% Senior Convertible Promissory Note (25)

10.1	Letter agreement dated May 7, 2013, by and between Edible Garden Corp. and Gro-Rite Inc. (12)
10.2	Letter agreement dated May 7, 2013, by and between Edible Garden Corp. and NB Plants LLC (12)
10.3

Letter Agreement dated December 2, 2013, by and between Edible Garden Corp. and Heartland Growers Inc. (certain portions of this exhibit have been omitted based upon a request for confidential treatment) (27)

10.4	Form of Independent Director Agreement (13)
10.5	Form of Indemnification Agreement (13)
10.6	Form of Securities Purchase Agreement dated December 13, 2015, by and among Terra Tech Corp. and purchasers identified on the signature pages thereto (3)
10.7	2016 Equity Incentive Plan (3)
10.8	Form of Escrow Agreement dated March 31, 2016, by and among Terra Tech Corp., a Nevada corporation, Black Oak Gallery, a California corporation, and the “Shareholder Representative” (3)
10.9	Lease dated January 1, 2015, by and between Whitetown Realty, LLC and Edible Garden Corp. (3)
10.10	Guaranty dated January 1, 2015, by Terra Tech Corp. in favor of Whitetown Realty, LLC (3)
10.11	Sublease dated March 29, 2016, by and between Black Oak Gallery and CCIG Properties, LLC, dated March 29, 2016 (14)
10.12	Agreement of Merger dated March 31, 2016, by and between Generic Merger Sub, Inc. and Black Oak Gallery (10)
10.13	Operations and Asset Management Agreement dated March 31, 2016, by and among Platinum Standard, LLC, Black Oak Gallery, and Terra Tech Corp. (10)
10.14	Form of Investment Agreement, dated as of November 28, 2016 (15)
10.15	Form of Securities Purchase Agreement, dated as of February 22, 2017 (16)
10.16	Form of Securities Purchase Agreement, dated as of June 23, 2017 (17)
10.17	Form of Securities Purchase Agreement, dated as of August 21, 2017 (18)
10.18	Form of Securities Purchase Agreement, dated as of November 20, 2017 (19)
10.19	Form of Asset Purchase Agreement, dated as of September 13, 2017 (22)
10.20	Convertible Loan Agreement, dated as of October 30, 2017 (23)
10.21	Convertible Loan Agreement, dated as of October 30, 2017 (23)
10.22	Security Agreement, dated as of October 30, 2017 (23)
10.23	Security Agreement, dated as of October 30, 2017 (23)

10.24	Funding Agreement, dated as of October 30, 2017 (23)
10.25	Funding Agreement, dated as of October 30, 2017 (23)
10.26	Form of Assignment Escrow Instructions (24)
10.27	Form of Loan Agreement (24)
10.28	Form of Guaranty Agreement (24)
10.29	Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (24)
14.1	Code of Ethics (26)
21.1	List of Subsidiaries*
23.1	Consent of Macias Gini & O’Connell LLP*
23.2	Consent of Benjamin & Young, LLP*
24	Power of Attorney (set forth on the signature page of this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Presentation Linkbase Document *
__________________
(1)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on February 10, 2012.
(2)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on May 6, 2013.
(3)	Incorporated by reference to Annual Report on Form 10-K filed with the SEC on March 29, 2016
(4)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-156421), filed with the SEC on December 23, 2008.
(5)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-191954), filed with the SEC on October 28, 2013.
(6)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on September 28, 2016
(7)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on October 7, 2016
(8)	Incorporated by reference to Amendment No. 3 to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on April 19, 2012.
(9)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on March 2, 2015.
(10)	Incorporated by reference to Quarterly Report on Form 10-Q filed with the SEC on May 12, 2016
(11)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on June 1, 2016
(12)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on May 28, 2013.
(13)	Incorporated by reference to Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015.
(14)	Incorporated by reference to Current Report on Form 8-K/A filed with the SEC on April 5, 2016
(15)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on November 28, 2016
(16)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on February 23, 2017
(17)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on June 23, 2017
(18)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on August 22, 2017
(19)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on November 24, 2017
(20)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on December 26, 2017
(21)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on July 27, 2017
(22)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on September 14, 2017
(23)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on November 1, 2017
(24)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on November 24, 2017
(25)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on December 26, 2017
(26)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on November 5, 2015
(27)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-191954), filed with the SEC on December 5, 2013
*	filed herewith

TERRA TECH CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Terra Tech Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Terra Tech Corp. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended December 31, 2017 and 2016, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2018 expressed an adverse opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Macias Gini & O’Connell LLP

We have served as the Company’s auditor since 2016.

Sacramento, California

March 16, 2018

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Terra Tech Corp.

Opinion on Internal Control over Financial Reporting

We have audited Terra Tech Corp. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended December 31, 2017 and 2016, and the related notes (collectively referred to as “the financial statements”)” and our report dated March 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and described in management’s assessment:

Risk Assessment:

•	an ineffective risk assessment, resulting from the lack of a formal process to identify, update and assess risks;

Control Environment:

•	an ineffective control environment as evidence by a lack of majority independent board members and an insufficient number of personnel to adequately exercise appropriate oversight of accounting judgments and estimates.

Control Activities:

•	control activities that were not designed or operated effectively to identify and address all likely sources of material misstatements; nor were there management review controls that were sufficient or in place to identify all potential accounting errors.

Information and Communications:

•	Ineffective information technology controls related to access rights for certain financial spreadsheets and disaster recovery controls in place to ensure the completeness of financial information relating to revenues and inventory.

Monitoring:

•	Ineffective monitoring controls related to the financial close and reporting process and ineffective review and mediation of control deficiencies.

These material weakness were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 financial statements, and this report does not affect our report dated March 16, 2018 on those financial statements.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Macias Gini & O’Connell LLP

Sacramento, California

March 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of Terra Tech Corp.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows (the “financial statements”) of Terra Tech Corp. and Subsidiaries (“Terra Tech Corp.”) for the year ended December 31, 2015. Terra Tech Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Terra Tech Corp. for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Benjamin & Young, LLP

Benjamin & Young, LLP

Irvine, California

March 16, 2018

TERRA TECH CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016

ASSETS

Current Assets:
Cash	$5,445,582	$9,749,572
Accounts Receivable	959,698	747,792
Notes Receivable	5,010,143	-
Inventory	5,760,019	1,909,330
Prepaid Expenses and Other Current Assets	1,067,689	704,721

Total Current Assets	18,243,131	13,111,415

Property, Equipment and Leasehold Improvements, Net	19,191,616	10,464,764
Intangible Assets, Net	27,773,110	23,627,098
Goodwill	28,921,260	28,921,260
Other Assets	4,058,682	54,193

TOTAL ASSETS	$98,187,799	$76,178,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current Liabilities:
Accounts Payable and Accrued Expenses	$5,444,710	$2,417,400
Derivative Liabilities	9,331,400	6,987,000
Short-Term Debt	-	564,324
Income Taxes Payable	-	615,830
Contingent Consideration	-	12,085,859

Total Current Liabilities	14,776,110	22,670,413

Long-Term Liabilities:
Long-Term Debt	6,609,398	1,354,352

Total Long-Term Liabilities	6,609,398	1,354,352

Total Liabilities	21,385,508	24,024,765

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock, Convertible Series A, Par Value $0.001:	-	-
100 Shares Authorized as of December 31, 2017 and 2016; 8 Shares Issued and Outstanding as of December 31, 2017 and 2016, respectively
Preferred Stock, Convertible Series B, Par Value $0.001:	-	2,455
49,999,900 Shares Authorized as of December 31, 2017 and 2016; 0 and 2,455,064 Shares Issued and Outstanding as of December 31, 2017 and 2016, respectively
Common Stock, Par Value $0.001:	61,819	36,924
990,000,000 Shares Authorized as of December 31, 2017 and 2016; 61,818,560 and 36,924,254 Shares Issued and Outstanding as of December 31, 2017 and 2016, respectively
Additional Paid-In Capital	181,357,715	125,466,493
Accumulated Deficit	(105,548,602)	(72,870,999)

Total Terra Tech Corp. Stockholders’ Equity	75,870,932	52,634,873
Non-Controlling Interest	931,359	(480,908)

Total Stockholders’ Equity	76,802,291	52,153,965

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$98,187,799	$76,178,730

The accompanying notes are an integral part of the consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015

Total Revenues	$35,800,844	$25,327,763	$9,975,346
Cost of Goods Sold	30,323,771	22,755,080	8,958,475

Gross Profit	5,477,073	2,572,683	1,016,871

Selling, General and Administrative Expenses	25,357,091	20,720,534	9,833,646

Loss from Operations	(19,880,018)	(18,147,851)	(8,816,775)

Other Income (Expense):
Amortization of Debt Discount	(2,138,762)	(1,414,202)	(696,180)
Impairment of Property	(138,037)	-	-
Impairment of Intangible Assets	(757,467)	-	-
Loss on Extinguishment of Debt	(7,144,288)	(5,382,813)	(619,444)
Loss from Derivatives Issued with Debt Greater Than Debt Carrying Value	-	(1,487,500)	(561,000)
Gain (Loss) on Fair Market Valuation of Derivatives	(3,494,550)	(1,844,500)	1,800,100
Interest Expense, Net	(542,664)	(377,349)	(469,576)
Gain on Settlement of Contingent Consideration	4,991,571	-	-
Gain (Loss) on Fair Market Valuation of Contingent Consideration	(4,426,047)	668,694	-

Total Other Income (Expense)	(13,650,244)	(9,837,670)	(546,100)

Loss Before Provision for Income Taxes	(33,530,262)	(27,985,521)	(9,362,875)
Provision for Income Tax Benefit (Expense)	347,455	-	(44,000)

Net Loss	(33,182,807)	(27,985,521)	(9,406,875)
Net Loss Attributable to Non-Controlling Interest	505,204	1,066,631	181,295

NET LOSS ATTRIBUTABLE TO TERRA TECH CORP.	$(32,677,603)	$(26,918,890)	$(9,225,580)

Net Loss Per Common Share Attributable to Terra Tech Corp. Common Stockholders – Basic and Diluted	$(0.71)	$(1.04)	$(0.58)

Weighted-Average Number of Common Shares Outstanding – Basic and Diluted	46,072,846	25,957,307	16,012,987

The accompanying notes are an integral part of the consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	Preferred Stock
	Convertible		Convertible		Convertible		Convertible				Additional	Accumu-	Non-
	Series A		Series B		Series Q		Series Z		Common Stock		Paid-In	lated	Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
BALANCE AT DECEMBER 31, 2014	8	$-	1,033,334	$1,033	-	$-	-	$-	13,168,859	$13,169	$38,280,615	$(36,726,529)	$(291,330)	$1,276,958
Sale of Common Stock	-	-	-	-	-	-	-	-	2,286,786	2,287	3,973,601	-	-	3,975,888
Issuance of Warrants	-	-	-	-	-	-	-	-	-	-	1,148,069	-	-	1,148,069
Issuance of Common Stock for Services	-	-	-	-	-	-	-	-	722,902	723	1,009,389	-	-	1,010,112
Issuance of Common Stock for Debt and Interest Expense	-	-	-	-	-	-	-	-	3,776,369	3,776	7,049,102	-	-	7,052,878
Issuance of Common Stock for Compensation	-	-	-	-	-	-	-	-	246,667	247	314,253	-	-	314,500
Issuance of Preferred Stock for Compensation	-	-	53,333	53	-	-	-	-	-	-	366,078	-	-	366,131
Net Loss Attributable to Non-Controlling Interest	-	-	-	-	-	-	-	-	-	-	-	-	(181,295)	(181,295)
Cash Contribution from Non-Controlling Interest	-	-	-	-	-	-	-	-	-	-	-	-	603,156	603,156
Net Loss Attributable to Terra Tech Corp.	-	-	-	-	-	-	-	-	-	-	-	(9,225,580)	-	(9,225,580)
BALANCE AT DECEMBER 31, 2015	8	$-	1,086,667	$1,086	-	$-	-	$-	20,201,583	$20,202	$52,141,107	$(45,952,109)	$130,531	$6,340,817
Sale of Common Stock	-	-	-	-	-	-	-	-	1,927,948	1,928	4,056,206	-	-	4,058,134
Issuance of Warrants	-	-	-	-	-	-	-	-	-	-	467,066	-	-	467,066
Stock Option Compensation	-	-	-	-	-	-	-	-	-	-	190,355	-	-	190,355
Issuance of Common Stock for Services	-	-	-	-	-	-	-	-	494,352	494	2,739,991	-	-	2,740,485
Issuance of Common Stock for Debt and Interest Expense	-	-	-	-	-	-	-	-	3,778,581	3,779	20,720,887	-	-	20,724,666
Issuance of Common Stock from the Exercise of Cashless Warrants	-	-	-	-	-	-	-	-	487,169	487	(487)	-	-	-
Exercise of Warrants	-	-	-	-	-	-	-	-	1,136,364	1,136	3,148,864	-	-	3,150,000
Issuance of Common Stock for Intangibles	-	-	-	-	-	-	-	-	11,494	11	99,989	-	-	100,000
Issuance of Common Stock for Compensation	-	-	-	-	-	-	-	-	430,113	430	2,462,190	-	-	2,462,620
Issuance of Preferred Stock for Compensation	-	-	26,667	27	-	-	-	-	-	-	715,012	-	-	715,039
Purchase of Black Oak Gallery	-	-	577,913	578	1,425	1	544	1	-	-	38,612,507	-	-	38,613,087
Preferred Stock Series Q Converted into Common Stock	-	-	-	-	(1,425)	(1)	-	-	7,126,000	7,126	99,744	-	-	106,869
Preferred Stock Series Z Converted into Preferred Stock Series B	-	-	1,010,951	1,011	-	-	(544)	(1)	-	-	14,146	-	-	15,156
Preferred Stock Series B Converted into Common Stock	-	-	(173,801)	(174)	-	-	-	-	935,799	936	(762)	-	-	-
Preferred Stock Series B Converted into Common Stock	-	-	(73,333)	(73)	-	-	-	-	394,851	395	(322)	-	-	-
Net Loss Attributable to Non-Controlling Interest	-	-	-	-	-	-	-	-	-	-	-	-	(1,066,631)	(1,066,631)
Cash Contribution from Non-Controlling Interest	-	-	-	-	-	-	-	-	-	-	-	-	455,192	455,192
Net Loss Attributable to Terra Tech Corp.	-	-	-	-	-	-	-	-	-	-	-	(26,918,890)	-	(26,918,890)
BALANCE AT DECEMBER 31, 2016	8	$-	2,455,064	$2,455	-	$-	-	$-	36,924,254	$36,924	$125,466,493	$(72,870,999)	$(480,908)	$52,153,965

Sale of Common Stock for Cash	-	-	-	-	-	-	-	-	2,983,137	2,983	9,447,017	-	-	9,450,000
Issuance of Warrants	-	-	-	-	-	-	-	-	-	-	689,542	-	-	689,542
Stock Option Compensation	-	-	-	-	-	-	-	-	-	-	692,971	-	-	692,971
Issuance of Preferred Stock for Compensation	-	-	40,000	40	-	-	-	-	-	-	1,035,366	-	-	1,035,406
Issuance of Common Stock for Compensation	-	-	-	-	-	-	-	-	158,867	160	490,720	-	-	490,880
Issuance of Common Stock for Director Fees	-	-	-	-	-	-	-	-	81,061	81	221,892	-	-	221,973
Issuance of Common Stock for Services	-	-	-	-	-	-	-	-	389,374	389	1,284,173	-	-	1,284,562
Issuance of Common Stock for Prepaid Inventory	-	-	-	-	-	-	-	-	892,964	893	1,934,607	-	-	1,935,500
Issuance of Common Stock for Debt and Interest Expense	-	-	-	-	-	-	-	-	8,284,283	8,284	29,776,987	-	-	29,785,271
Preferred Stock Series B Converted into Common Stock	-	-	(2,209,741)	(2,210)	-	-	-	-	11,897,965	11,898	(9,688)	-	-	-
Purchase of Assets from Tech Center Drive	-	-	-	-	-	-	-	-	826,105	826	2,725,320	-	-	2,726,146
Settlement of Contingent Consideration	-	-	(285,323)	(285)	-	-	-	-	(619,450)	(619)	4,740,542	-	-	4,739,638
Settlement of Contingent Consideration Recorded Against Additional Paid-In Capital	-	-	-	-	-	-	-	-	-	-	4,692,697	-	-	4,692,697
Reclass of Non-Controlling Interest to Additional Paid-In Capital for the Acquisition Additional Interest in Subsidiary	-	-	-	-	-	-	-	-	-	-	(1,830,924)	-	1,830,924	-
Net Loss Attributable to Non- Controlling Interest	-	-	-	-	-	-	-	-	-	-	-	-	(505,204)	(505,204)
Cash Contribution from Non-Controlling Interest	-	-	-	-	-	-	-	-	-	-	-	-	86,547	86,547
Net Loss Attributable to Terra Tech Corp.	-	-	-	-	-	-	-	-	-	-	-	(32,677,603)	-	(32,677,603)
Balance at December 31, 2017	8	$-	-	$-	-	$-	-	$-	61,818,560	$61,819	$181,357,715	$(105,548,602)	$931,359	$76,802,291

The accompanying notes are an integral part of the consolidated financial statements

TERRA TECH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,2017, 2016, AND 2015

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(33,182,807)	$(27,985,521)	$(9,406,875)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
(Gain) Loss on Fair Market Valuation of Derivatives	3,494,550	1,844,500	(1,800,100)
(Gain) Loss on Fair Market Valuation of Contingent Consideration	4,426,047	(668,694)	-
Gain on Settlement of Contingent Consideration	(4,991,571)	-	-
Impairment of Property	138,037	-	-
Impairment of Intangibles	757,467	-	-
Loss on Extinguishment of Debt	7,144,288	5,382,813	619,444
Amortization of Debt Discount	2,138,762	1,414,202	696,180
Interest income capitalized to notes receivable	(49,911)	-	-
Deferred Tax Expense (Benefit)	-	(145,900)	44,000
Depreciation and Amortization	3,647,216	2,536,413	645,294
Warrants Issued with Common Stock and Debt	211,534	467,066	1,148,069
Stock Issued for Compensation	1,526,286	3,177,659	680,630
Stock Issued for Director Fees	221,973	334,424	-
Stock Issued for Services	1,284,562	2,406,061	1,010,112
Stock Option Compensation	692,971	190,355	-
Equity Instruments Issued with Debt Greater than Debt Carrying Value	-	1,487,500	561,000
Change in Allowance for Doubtful Accounts	-	(168,619)	153,660
Changes in Operating Assets and Liabilities:
Accounts Receivable	(211,906)	162,671	(478,041)
Inventory	(3,736,910)	(797,596)	(279,268)
Prepaid Expenses and Other Current Assets	1,572,532	(32,274)	(65,030)
Other Assets	(3,999,489)	(133)	50
Accounts Payable and Accrued Expenses	3,662,710	65,530	1,164,308
Income Taxes Payable	(615,830)	(254,100)	-

NET CASH USED IN OPERATING ACTIVITIES	(15,869,489)	(10,583,643)	(5,306,567)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Assumed in Black Oak Acquisition	-	163,566	-
Cash Paid for Acquisition, Net of Cash Acquired	(4,113,779)	-	-
Issuance of Note Receivable	(4,960,232)	-	-
Purchase of Property, Equipment and Leasehold Improvements	(6,194,438)	(4,316,094)	(1,851,045)
Purchase of Intangible Assets – Trade Names	-	(75,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(15,268,449)	(4,227,528)	(1,851,045)

The accompanying notes are an integral part of the consolidated financial statements.

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Notes Payable	20,000,000	17,479,335	2,150,000
Payments on Notes Payable	-	(1,000,000)	-
Cash Paid for Debt Discount	(614,600)	-	-
Proceeds from Issuance of Common Stock, Warrants and Common Stock Subscribed	9,450,000	4,058,134	3,975,888
Proceeds from Exercise of Warrants	-	3,150,000	-
Payment of Contingent Consideration	(2,088,000)	-	-
Cash Contribution from Non-Controlling Interest	86,548	455,192	603,156

NET CASH PROVIDED BY FINANCING ACTIVITIES	26,833,948	24,142,661	6,729,044

NET CHANGE IN CASH	(4,303,990)	9,331,490	(428,568)
Cash at Beginning of Period	9,749,572	418,082	846,650

CASH AT END OF PERIOD	$5,445,582	$9,749,572	$418,082

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash Paid for Interest	$-	$13,500	$4,500
Cash Paid for Income Taxes	$268,375	$400,000	$-

SUPPLEMENTAL DISCLOSURE FOR FINANCING ACTIVITIES:
Warrant Expense	$-	$467,066	$1,148,069

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of Contingent Consideration	$4,739,638	$-	$-
Purchase of land and building with a mortgage	$4,500,000
Gain on Settlement of Contingent Consideration Recorded Against Additional Paid-In Capital	$4,692,697	$-	$-
Fair Value of Debt Discount Recorded	$13,073,400	$-	$-
Issuance of Common Stock for Debt and Interest Expense	$29,785,271	$13,558,388	$5,773,320
Fair Value of Shares Issued for Tech Center Drive Asset Acquisition	$2,726,146	$-	$-
Issuance of Common Stock for Prepaid Inventory	$1,935,500	$-	$-
Warrants Issued for Debt Discount	$478,008	$-	$-
Conversion of Series B Preferred Stock to Common Stock	$33,146	$-	$-
Reclass of Non-Controlling Interest to Additional Paid-In Capital for the Acquisition of Additional Interest in Subsidiary	$1,830,924	$-	$-

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

Terra Tech is a holding company with the following subsidiaries:

•	620 Dyer LLC, a California corporation (“Dyer”);
•	1815 Carnegie LLC, a California limited liability company (“Carnegie”);
•	Black Oak Gallery, a California corporation (“Black Oak”);
•	Blüm San Leandro, a California corporation (“Blüm San Leandro”);
•	Edible Garden Corp., a Nevada corporation (“Edible Garden”);
•	EG Transportation, LLC, a Nevada limited liability company (“EG Transportation”);
•	GrowOp Technology Ltd., a Nevada corporation (“GrowOp Technology”);
•	IVXX, Inc., a California corporation (“IVXX Inc.”; together with IVXX LLC, “IVXX”);
•	IVXX, LLC, a Nevada limited liability company (“IVXX LLC”);
•	MediFarm, LLC, a Nevada limited liability company (“MediFarm”);
•	MediFarm I, LLC, a Nevada limited liability company (“MediFarm I”);
•	MediFarm I Real Estate, LLC, a Nevada limited liability company (“MediFarm I RE”);
•	MediFarm II, LLC, a Nevada limited liability company (“MediFarm II”); and
•	MediFarm So Cal, Inc., a California mutual benefit corporation (“MediFarm SoCal”)

The Company is a vertically integrated retail, production and cultivation company, with an emphasis on providing the highest quality of medical and adult use cannabis products. The Company also holds an exclusive patent on an organic antioxidant rich Superleaf rich lettuce and living herbs that are grown using classic Dutch hydroponic farming methods.

The Company has a presence in three states (California, Nevada and New Jersey), and currently has a concentrated cannabis interest in California and Nevada. All of the Company’s cannabis dispensaries operate under the name Blüm. The Company’s cannabis dispensaries in California operate as MediFarm SoCal in Santa Ana and Black Oak Gallery in Oakland and offer a broad selection of medical cannabis products including flowers, concentrates and edibles.

The Company is currently in various stages of construction in both states as the Company is rapidly expanding its commercial footprint focusing on building additional retail, cultivation and production locations for medical and adult use cannabis. The Hegenberger cultivation facility in Oakland under Black Oak is expected to be complete mid-2018, with additional medical and adult use locations under Dyer and Carnegie in which the Company owns the real property. The Company has received provisional permits to operate a dispensary and production facility in the city of San Leandro, California under Blüm San Leandro; and upon project completion and inspection, to receive final operating permits.

In Nevada, the Company has four dispensaries, three under MediFarm in Las Vegas and one under MediFarm I in Reno, which sell quality medical and adult use cannabis products. The Company owns real property in Reno under MediFarm I RE, on which MediFarm I operates its dispensary. Under MediFarm II, the Company is constructing a state of the art cultivation and production facility, which will produce the Company’s IVXX proprietary brand of cannabis flowers and cannabis extracted products available throughout Nevada.

The Company has access to wide consumer markets for cannabis in both Nevada and California for which the Company’s focus is on building a brand portfolio of a line of quality IVXX cannabis products. Within the Company’s highly advanced and custom designed extraction labs, the Company produces the purest concentrates and cannabis extracted products including cartridges and vape pens. The Company’s IVXX cannabis flowers are grown under meticulous standards ensuring exceptional quality and consistency.

Founded on the importance of providing consumers with healthy and natural products, Edible Garden is a wholesale seller of organic and locally grown hydroponic produce and herb products. EG Transportation supports the distribution of Edible Garden products to major grocery stores such as ShopRite, Walmart, Ahold, Aldi, Meijer, Kroger, and others throughout New Jersey, New York, Delaware, Maine, Maryland, Connecticut, Pennsylvania and the Midwest.

On April 1, 2016, the Company acquired Black Oak. Black Oak operates a medical marijuana dispensary and cultivation in Oakland, California under the name Blüm, pursuant to that certain Agreement and Plan of Merger, dated December 23, 2015 (the “Merger Agreement”), with Generic Merger Sub, Inc., a California corporation and our wholly-owned subsidiary (the “Merger Sub”), and Black Oak. The Merger Agreement was amended by a First Amendment to the Agreement and Plan of Merger, dated February 29, 2016. Pursuant to the Merger Agreement, the Merger Sub merged with and into Black Oak, with Black Oak as the surviving corporation, and became our wholly-owned subsidiary (the “Merger”). The Merger was intended to qualify for Federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

Subject to the terms and conditions of the Merger Agreement, at the closing of the Merger, the outstanding shares of common stock of Black Oak were converted into the right to receive shares of the Company’s Series Z preferred stock, shares of our Series B preferred stock and shares of our Series Q preferred stock. Subsequent to the Merger, the Series Q Preferred Stock, were all converted to common stock, and all the series Z preferred stock were all converted to Series B Preferred Stock. The Series B Preferred Stock were ultimately converted to common stock during 2017.

Since the Merger was completed on April 1, 2016, Black Oak’s financial results are included in our consolidated financial statements subsequent to that date, see “Note 5 – Acquisitions” and “Note 12 – Contingent Consideration” for further information.

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

On August 17, 2017, the Company formed a wholly owned legal entity, MediFarm SoCal, to acquire all assets of Tech Center Drive Management, LLC (“Tech Center Drive”) and 55 OC Collective, Inc. (“55 OC”). 55 OC owns and holds a cannabis dispensary license in the city of Santa Ana, California. Tech Center Drive manages and operates a dispensary under the license of 55 OC. On September 13, 2017, MediFarm SoCal acquired all of the assets of Tech Center Drive and 55 OC. The acquisition was accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805-10, “Business Combinations”; see “Note 5 – Acquisition” for further information. MediFarm SoCal’s sole purpose is to operate a medical marijuana retail dispensary.

On March 12, 2018, the Company implemented 1-for-15 reverse stock split of the Company’s common stock (the “Reverse Stock Split”). The Reverse Stock Split became effective in the stock market upon commencement of trading on March 13, 2018. As a result of the Reverse Stock Split, every fifteen shares of the Company’s Pre-Reverse Stock Split common stock were combined and reclassified into one share of the Company’s common stock. No fractional shares were issued in connection with the Reverse Stock Split, and any fractional shares were rounded up to the nearest whole share. The number of shares of common stock subject to outstanding options, warrants and convertible securities were also reduced by a factor of fifteen as of March 13, 2018. All historical share and per share amounts reflected throughout consolidated financial statements have been adjusted to reflect the Reverse Stock Split. The authorized number of shares and the par value per share of the Company’s common stock were not affected by the Reverse Stock Split.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Securities Exchange Commission (“SEC”) Form 10-K and Regulation S-X, and reflect the accounts and operations of the Company and those of our subsidiaries in which we have a controlling financial interest. In accordance with the provisions of FASB or ASC 810, “Consolidation”, we consolidate any variable interest entity (“VIE”), of which we are the primary beneficiary. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. We do not consolidate a VIE in which we have a majority ownership interest when we are not considered the primary beneficiary. We have determined that we are the primary beneficiary of a number of VIEs. We evaluate our relationships with all the VIEs on an ongoing basis to reassess if we continue to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 2017 and 2016, the consolidated results of operations and cash flows for the years ended December 31, 2017, 2016 and 2015 have been included.

Non-Controlling Interest

Non-controlling interest is shown as a component of stockholders’ equity on the consolidated balance sheets and the share of income (loss) attributable to non-controlling interest is shown as a component of income (loss) in the consolidated statements of operations.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of total net revenue and expenses in the reporting periods. The Company regularly evaluates estimates and assumptions related to revenue recognition, allowances for doubtful accounts, sales returns, inventory valuation, stock-based compensation expense, goodwill and purchased intangible asset valuations, derivative liabilities, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, and litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results the Company experiences may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not affect net loss and stockholders’ equity.

Revisions

Certain immaterial revisions were made to the notes to the December 31, 2016 consolidated financial statements related to the treatment of certain deferred tax items. As presented in “Note 14 - Tax Expense”, approximately $8,300,000 previously disclosed as temporary differences in the components of deferred income tax assets and liabilities table for the year ended December 31, 2016 have been revised to be treated as permanent differences in the reconciliation of the Company’s effective tax rate and statutory rate table. These revisions had no effect on financial position, operating results or cash flows.

Accounts Receivable

The Company reviews all outstanding accounts receivable for collectability on a quarterly basis. An allowance for doubtful accounts is recorded for any amounts deemed uncollectable. The Company does not accrue interest receivable on past due accounts receivable. There was no allowance at December 31, 2017 and 2016.

Notes Receivable

The Company reviews all outstanding notes receivable for collectability as information becomes available pertaining to the Company’s inability to collect. An allowance for notes receivable is recorded for the likelihood of non-collectability. The Company accrues interest on notes receivable based net realizable value. There was no allowance at December 31, 2017 and 2016.

Inventory

Inventory is stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method of accounting. The Company periodically reviews physical inventory for excess, obsolete, and potentially impaired items and reserves. The reserve estimate for excess and obsolete inventory is based on expected future use. The reserve estimates have historically been consistent with actual experience as evidenced by actual sale or disposal of the goods.

 Prepaid Expenses and Other Current Assets

Prepaid expenses consist of various payments that the Company has made in advance for goods or services to be received in the future. These prepaid expenses include advertising, insurance, and service or other contracts requiring up-front payments.

Property, Equipment and Leasehold Improvements, Net

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The approximate useful lives for depreciation of our property, equipment and leasehold improvements are as follows: thirty-two years for buildings; three to eight years for furniture and equipment; three to five years for computer and software; five years for vehicles and the shorter of the estimated useful life or the underlying lease term for leasehold improvements. Repairs and maintenance expenditures that do not extend the useful lives of related assets are expensed as incurred.

Expenditures for major renewals and improvements are capitalized, while minor replacements, maintenance and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. The Company continually monitors events and changes in circumstances that could indicate that the carrying balances of its property, equipment and leasehold improvements may not be recoverable in accordance with the provisions of ASC 360, “Property, Plant, and Equipment.” When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. See “Note 8 – Property, Equipment and Leasehold Improvements, Net” for further information.

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

In assessing the qualitative factors, the Company assesses relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances, and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry, and market considerations, cost factors, overall financial performance and share price trends, and making the assessment as to whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact.

The carrying amount of each reporting unit is determined based upon the assignment of our assets and liabilities, including existing goodwill and other intangible assets, to the identified reporting units. Where an acquisition benefits only one reporting unit, the Company allocates, as of the acquisition date, all goodwill for that acquisition to the reporting unit that will benefit. Where the Company has had an acquisition that benefited more than one reporting unit, The Company has assigned the goodwill to our reporting units as of the acquisition date such that the goodwill assigned to a reporting unit is the excess of the fair value of the acquired business, or portion thereof, to be included in that reporting unit over the fair value of the individual assets acquired and liabilities assumed that are assigned to the reporting unit.

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

If the carrying amount of a reporting unit is in excess of its fair value, an impairment may exist, and the Company must perform the second step of the impairment analysis to measure the amount of the impairment loss, by allocating the reporting unit’s fair value to its assets and liabilities other than goodwill, comparing the carrying amount of the goodwill to the resulting implied fair value of the goodwill, and recording an impairment charge for any excess.

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

Customer Relationships	5 to 12 Years
Trademarks	2 to 8 Years
Dispensary Licenses	14 Years
Patent	2 Years
Management Service Agreement	15 Years

The Company reviews intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, a product recall, or an adverse action or assessment by a regulator. If an impairment indicator exists, we test the intangible asset for recoverability. For purposes of the recoverability test, we group our amortizable intangible assets with other assets and liabilities at the lowest level of identifiable cash flows if the intangible asset does not generate cash flows independent of other assets and liabilities. If the carrying value of the intangible asset (asset group) exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset (asset group), the Company will write the carrying value down to the fair value in the period identified.

The Company calculates fair value of our intangible assets as the present value of estimated future cash flows the Company expects to generate from the asset using a risk-adjusted discount rate. In determining our estimated future cash flows associated with our intangible assets, The Company uses estimates and assumptions about future revenue contributions, cost structures and remaining useful lives of the asset (asset group).

Intangible assets that have indefinite useful lives are tested annually for impairment and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount of the asset group exceeds its fair value.

Long-Lived Assets

Other long-lived assets are subject to amortization, and any impairment is determined in accordance with ASC 360, “Property, Plant, and Equipment.” Our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the assets expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. See “Note 8 – Property, Equipment and Leasehold Improvements, Net” for further information.

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

Other Assets

Other assets are comprised primarily of deposits for the purchase of real property in California and security deposits for leased properties in California, Nevada and New Jersey. The deposits for the purchase of real property in California will be allocated once the purchase is final and the deposit for leased properties will be returned at the end of the lease term.

Business Combinations

The Company accounts for its business acquisitions in accordance with ASC 805-10, “Business Combinations.” The Company allocates the total cost of the acquisition to the underlying net assets based on their respective estimated fair values. As part of this allocation process, the Company identifies and attributes values and estimated lives to the intangible assets acquired. These determinations involve significant estimates and assumptions regarding multiple, highly subjective variables, including those with respect to future cash flows, discount rates, asset lives, and the use of different valuation models, and therefore require considerable judgment. The Company’s estimates and assumptions are based, in part, on the availability of listed market prices or other transparent market data. These determinations affect the amount of amortization expense recognized in future periods. The Company bases its fair value estimates on assumptions it believes to be reasonable but are inherently uncertain.

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

During the years ended December 31, 2017 and 2016, sales returns were not significant and, as such, no sales return allowance has been recorded as of December 31, 2017 and 2016.

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

For sales for which the Company uses an outside grower, the Company evaluates whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Depending on the terms of the arrangements, the Company determines some or all of the following: product specifications, cultivation, and packaging, while disclosing trade and operational secrets, greenhouse technologies, and nutrients used to grow. The Company is the primary obligor in the transaction because it is our brand that is sold into the retail channel. The Company is subject to inventory risk until the product is accepted by the retailer. The Company bears credit risk for the amount billed to the retailer and, thus, must pay the grower in the event the selling price is not collected. This revenue is recorded at the gross sale price once the retailer has accepted delivery, selling price is fixed, and collection is reasonably assured.

For the years ended December 31, 2016, and 2015, the Company had one significant outside grower which had such sales of $7,649,125 and $6,166,927, respectively. There were no sales with this outside grower during the year ended December 31, 2017.

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

Advertising Expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.” Advertising expenses recognized totaled $1,207,480, $518,858 and $304,787 for the years ended December 31, 2017, 2016 and 2015, respectively.

Loyalty Rewards Program

The Company offers a customer loyalty rewards program that allows members to earn discounts on future purchases. Unused discounts earned by loyalty rewards program members are included in accrued liabilities and recorded as a reduction of revenue at the time a qualifying purchase is made. Revenue is recognized when points are redeemed by the loyalty rewards program member. The loyalty rewards program was part of the acquisition of Black Oak, who began offering customers the loyalty rewards program in April 2015. The value of points accrued as of December 31, 2017 and 2016 was $22,783 and $21,627, respectively.

Stock-Based Compensation

The Company accounts for its stock-based awards in accordance with ASC Subtopic 718-10, “Compensation – Stock Compensation”, which requires fair value measurement on the grant date and recognition of compensation expense for all stock-based payment awards made to employees and directors, including restricted stock awards. For stock options, the Company estimates the fair value using a closed option valuation (Black-Scholes) model. The fair value of restricted stock awards is based upon the quoted market price of the common shares on the date of grant. The fair value is then expensed over the requisite service periods of the awards, net of estimated forfeitures, which is generally the performance period and the related amount is recognized in the consolidated statements of operations.

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

Derivative Financial Instruments.

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

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”. The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. At December 31, 2017 and, 2016, such net operating losses were offset entirely by a valuation allowance.

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

In December 2017, the Tax Cuts and Jobs Act (TJCA or the Act) was enacted, which significantly changes U.S. tax law. In accordance with ASC 740, “Income Taxes”, the Company is required to account for the new requirements in the period that includes the date of enactment. The Act reduces the overall corporate income tax rate to 21%, creates a territorial tax system (with a one-time mandatory transition tax on previously deferred foreign earnings), broadens the tax base and allows for the immediate capital expensing of certain qualified property. Due to the complexities presented by the Act, particularly for those companies with multi-national operations, the Securities and Exchange Commission issued Staff Accounting Bulletin 118 (SAB 118) to provide guidance to companies who are not able to complete their accounting in the period of enactment prior to the reporting deadlines. Under the guidance in SAB 118, companies that have not completed their accounting for certain elements of the Act, but can determine a reasonable estimate of those effects, should include a provisional amount based on their reasonable estimate in their financial statements.

Loss Per Common Share

In accordance with the provisions of ASC 260, “Earnings Per Share”, net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the years ended December 31, 2017, 2016 and 2015. Therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for all years.

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

Recently Issued Accounting Standards

FASB ASU 2017-12 (Topic 815), “Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities” – Issued in August 2017, ASU 2017-12 eliminates the requirement to separately measure and report hedge ineffectiveness. For qualifying cash flow and net investment hedges, the change in the fair value of the hedging instrument will be recorded in Other Comprehensive Income (OCI), and amounts deferred in OCI will be reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item This guidance will be effective for the Company in the annual periods beginning after December 15, 2018 on a prospective basis, and early adoption is permitted. The Company is currently evaluating the effect this will have on our financial position, results of operations and related disclosures. The Company does not expect the standard to have a material impact on our consolidated financial statements and related disclosures.

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

FASB ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)” – Issued in August 2016, the amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, “Statement of Cash Flows.” The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The Company does not believe the adoption of this guidance will have a material effect on its consolidated financial statements and related disclosures.

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

FASB ASU No. 2014-09 (Topic 606), “Revenue from Contracts with Customers” –In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The FASB also issued subsequent amendments to ASU 2014-09 to provide clarification on the guidance. ASU 2014-09 will be effective for annual periods beginning after December 15, 2017, which for us will be in the period beginning January 1, 2018. We have performed our detailed evaluation, using a five-step model specified in the guidance, to assess the impacts of the new standard.

•	Under the new standard, revenue will be recognized when the Company satisfies its performance obligation by transferring promised products or services to its customer. The standard allows for application of the guidance to a portfolio of contracts or performance obligations with similar characteristics. The Company has identified three portfolios of contracts or obligations which consists of cannabis dispensary, cannabis cultivation and production and herbs and produce. Since the Company’s individual sales transactions in each portfolio are very similar in nature, the Company anticipates applying the guidance to all transactions in each portfolio. The Company expects that the effects of applying this guidance to the portfolios would not differ materially from applying the guidance to individual performance obligations within each portfolio.

•	The Company’s revenue recognition will be achieved upon delivery of products for the cannabis dispensary and herbs and produce portfolio as there are no other promised services as part of the Company’s contracts with customers. For the Company’s cannabis cultivation and production portfolio the Company’s revenue recognition will be achieved upon definitive ability to collect on the sale, which usually occurs upon ultimate sale to the end-customer. Because shipping and handling activities are performed before the customer obtains control of the goods, the Company does not consider these activities to be a promised service to the customer. Rather, shipping and handling are activities to fulfill our promise to transfer the goods.

•	To determine the amount of consideration which the Company expects to be entitled in exchange for transferring promised goods, the Company has considered if variable consideration exists. The Company has reviewed its standard terms and conditions and its customary business practices to determine the transaction price. The Company has reviewed its pricing policies and strategies including marketing, loyalty and incentive programs for determining whether the Company has any variable or non-cash consideration. No material items were noted. In addition, the Company reviewed its current accounting policies related to returns, price concessions and volume discounts and concluded such items not to be significant. The Company will continue its accounting policy election to exclude from revenue all amounts we collect and remit to governmental authorities.

•	The Company’s sales transactions do not require any additional performance obligation after delivery with respect to the cannabis dispensary portfolio and herbs and produce portfolio, therefore the Company does not have multiple performance obligations for which the Company will have to allocate the transaction price. With respect to the cannabis cultivation and production transactions, the additional performance obligation after delivery requires the Company retain risk of loss until the ultimate sale of the product, therefore the Company waits to allocate the transaction price upon the ultimate sale of the product to the end-customer.

•	The Company expects to recognize revenue upon delivery to the customer as its performance obligation will be satisfied at that point in time with regards to the cannabis dispensary and herbs and produce portfolio. With respect to the cannabis cultivation and production, the Company expects to recognize revenue upon the ultimate sale of the product to the end customer and when collectability is assured.

The Company expects to apply the guidance using the modified retrospective transition method. Based on the Company’s analysis performed to date, the Company does not expect the adoption of ASU 2014-09 will have a material impact on its financial position or results of operations but will result in additional disclosures regarding its revenue recognition policies. The Company also does not expect the adoption will require material or significant changes to its internal controls over financial reporting. The Company has expanded its revenue recognition inquiries to additional departments and updated its questionnaires primarily to identify matters that would signal variable consideration implications and performance obligations under the new guidance.

NOTE 3 – CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in several financial institutions that are insured by the Federal Deposit Insurance Corporation up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations and it maintains significant cash on hand at certain of its locations. The Company has not historically experienced any material loss from carrying cash on hand. The amount in excess of insured limitations was $2,968,403 and $9,022,253 as of December 31, 2017 and 2016, respectively.

The Company provides credit in the normal course of business to customers located throughout the U.S. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

One customer comprised 29% and 74% of the Company’s revenues for the years ended December 31, 2016 and 2015, respectively. The relationship with this customer terminated on December 31, 2016.There were no customers that comprised more than 10% of the Company’s revenue for the year ended December 31, 2017. The loss of this customer did not have a material adverse effect on the Company’s business, financial condition, or results of operation.

The Company sources cannabis products for retail, cultivation and production from various vendors. However, as a result of the new regulations in the State of California, the Company’s California retail, cultivation and production operations must use vendors licensed by the State effective January 1, 2018. As a result, we will be dependent upon the licensed vendors in California to supply products as of that date. If the Company is unable to enter into a relationship with sufficent members of properly licensed vendors, the Company's sales may be impacted. During the year ended December 31, 2017, 2016 and 2015, we did not have any concentration of vendors for inventory purchases. However, this may change depending on the number of vendors who receive appropriate licenses to operate in the State of California.

NOTE 4 – VARIABLE INTEREST ENTITY ARRANGEMENTS

The Company has shared interest in the two entities, MediFarm I and MediFarm I RE, with another investor for the operation of a cultivation and dispensary in Nevada. The entities are considered to be VIE’s and the Company is considered to be the primary beneficiary by reference to the power and benefits criterion under ASC 810, “Consolidation.” The Company has reviewed the provisions within the operating agreements and other factors which would grant the Company the power to manage and make decisions that affect the operation of these VIEs.

As the primary beneficiary of MediFarm I and MediFarm I RE, the financial statements of the entities are consolidated. All intercompany transactions are eliminated in the consolidated financial statements.

The aggregate carrying values of the VIEs’ assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows (in thousands):

	December 31,	December 31,
	2017	2016
Current Assets:
Cash	$409,029	$30,057
Inventory	232,231	-
Prepaid Expenses and Other Current Assets	302,186	17,492
Total Current Assets	943,446	47,549
Property, Equipment and Leasehold Improvements, Net	1,965,103	1,798,784

TOTAL ASSETS	$2,908,549	$1,846,333

Current Liabilities:
Accounts Payable and Accrued Expenses	319,853	5,337

TOTAL LIABILITIES	$319,853	$5,337

NOTE 5 – ACQUISITIONS

Therapeutics Medical

On March 10, 2016, we acquired finished goods inventory, trademarks, a patent, and a customer list along with vendor numbers from Therapeutics Medical, a company which had previously been engaged in the research, development, and marketing of nutraceutical supplements. The assets were acquired at auction and were selected from among a group of assets held for sale by Therapeutics Medical. The total consideration transferred in connection with the acquisition was $1,250,000. The Company acquired the finished goods inventory, which was valued at replacement cost in the amount of $58,622. The trademarks of certain brands were valued at $300,000 based on an estimated royalty approach. The patent was valued at $3,078. The customer list with vendor numbers was valued at $888,300 based on an estimate of the cost to enter into such relationships. The Company complied with ASC 350, “Intangibles—Goodwill and Other,” and accounted for the Therapeutics Medical transaction as an asset purchase. As consideration for the asset purchase, we issued a $1,250,000 principal amount convertible promissory note due September 10, 2017, which accrues interest at the rate of one percent per annum; and is convertible into shares of the Company’s common stock at a conversion price equal to 90% of the average of the lowest three volume-weighted average prices of one share of common stock for the five consecutive trading days prior to the conversion date. During October 2016, the convertible promissory note was converted into 189,193 shares of common stock at a weighted-average price of $6.60 per share.

The Company determined that the trademarks, patent, and customer list with vendor numbers have a definite useful life because of legal, regulatory, or contractual provisions that limit the useful life of the assets and therefore, the assets will be amortized over the estimated useful life as follows:

•	Customer Relationships – Management has determined that the asset will be amortized over a five-year life based on its estimate of customer life of the relationship.

•

Trademarks of the Brands – Management determined that the life of the brand can last on average from eight to twelve years. Management determined that the life of the brands shall be ten years from the date of the brand launch. The Company has classified the trademarks of the brands in three categories based on the estimated remaining lives from the date we acquired the trademark. Category I was the newest brand launched. Management determined that it has eight years remaining from the date we acquired the trademark. Therefore, they will be amortized over the remaining years from the date we acquired the trademark. Category II was the second newest brand launched. Management has determined that it has four years remaining from the date we acquired the trademark. Therefore, they will be amortized over the remaining years from the date we acquired the trademark. Category III was the oldest brand launched. Management has determined that it has two years remaining from the date we acquired the trademark.

•

Patent – The process patent acquired is directly associated with the Category III brands and should have the same amortization life as the brand. Management determined that it has two years remaining. Therefore, it will be amortized over the remaining years.

The following table summarizes the allocation of the purchase price of $1,250,000:

Finished Goods Inventory	$58,622
Trademarks	300,000
Patent	3,078
Customer Relationships	888,300

Total Assets Acquired	$1,250,000

Refer to “Note 12 – Contingent Consideration (Therapeutics Medical)” for further information.

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

The table below represents the allocation of the preliminary purchase price to the assets acquired and liabilities assumed that were recognized at the closing date, the adjustments made as a result of purchase price adjustments during the second and third quarters of 2016, and the final purchase price amounts based on the final third-party valuations:

	Preliminary		Final
	as of		as of
	April 1, 2016	Adjustments	December 31, 2016

Current Assets (Inclusive of Cash of $163,566)	$792,447	$–	$792,447
Property, Plant and Equipment	681,896	–	681,896
Customer Relationships	7,480,800	379,200	7,860,000	*
Trade Name	4,280,000	1,040,000	5,320,000	*
Dispensary License	8,214,700	2,055,300	10,270,000	*
Liabilities	(2,355,938)	–	(2,355,938)

Total Identifiable Net Assets	19,093,905	3,474,500	22,568,405
Goodwill	32,395,760	(3,474,500)	28,921,260

Net Assets	$51,489,665	$–	$51,489,665

___________________

* The Company received an independent third-party expert appraiser valuation report in valuing certain assets which included Customer Relationships, Trade Name and Dispensary License. Management is fully responsible for the valuation of the assets.

The estimated purchase price of Black Oak (for accounting purposes) was $51,489,665. The purchase price was determined based on the value of the shares of our common stock issuable upon conversion of the various series of preferred stock issued in connection with the acquisition, or $3.93 per share of common stock, which was the closing sales price of our common stock on April 1, 2016, as quoted on the OTC Market Group Inc.’s OTCQX tier.

The purchase price represents the sum of:

(i)

the issuance of approximately 78 shares of our Series Z Preferred Stock (or, upon conversion, 783,949 shares of our common stock), approximately 83,220 shares of our Series B Preferred Stock (or, upon conversion, 448,084 shares of our common stock), and approximately 246 shares of our Series Q Preferred Stock (or, upon conversion, 1,232,033 shares of our common stock), which collectively, were converted into 2,464,066 shares of our common stock (the “Closing Consideration”); and

(ii)

the issuance of approximately 281 shares of our Series Z Preferred Stock (or, upon conversion, 2,806,553 shares of our common stock), approximately 297,925 shares of our Series B Preferred Stock (or, upon conversion, 1,604,124 shares of our common stock), and approximately 596 shares of our Series Q Preferred Stock (or, upon conversion, 2,981,520 shares of our common stock), which collectively, were converted into approximately 7,392,197 shares of our common stock (the “Lockup Consideration”); and

(iii)

the issuance of approximately 185 shares of our Series Z Preferred Stock (or, upon conversion, 1,853,607 shares of our common stock), approximately 196,769 shares of our Series B Preferred Stock (or, upon conversion, 1,059,466 shares of our common stock), and approximately 583 shares of our Series Q Preferred Stock (or, upon conversion, 2,913,073 shares of our common stock), which collectively, were converted into approximately 5,826,147 shares of our common stock (the “Holdback Consideration”); and

(iv)

the contingent cash consideration of up to $2,088,000 pursuant to certain earn-out provisions set forth in the Merger Agreement, payable to the Group B Shareholders (the “Performance-Based Cash Consideration”).

Closing Consideration – Pursuant to the Merger Agreement, the Closing Consideration was issued and paid on April 1, 2016, the closing date.

Lockup Consideration – Pursuant to the Merger Agreement, the Lockup Consideration was issued on April 1, 2016, the closing date; however, such shares were to be held in an escrow account for a period of one year.

Holdback Consideration – Pursuant to the Merger Agreement, Holdback Consideration was issued on April 1, 2016, the closing date; however, such shares were to be held in an escrow account for a period of one year as security for the satisfaction of any post-closing adjustments or indemnification claims as provided for in the Merger Agreement.

Performance-Based Cash Consideration – Pursuant to the Merger Agreement, the Performance-Based Cash Consideration is to be paid in cash on approximately the one-year anniversary date of the Merger Agreement, subject to certain holdback provisions. As of December 31, 2016, the Performance-Based Cash Consideration is unpaid and recorded as contingent consideration as security for the satisfaction of any post-closing adjustments or indemnification claims as provided for in the Merger Agreement.

The below chart outlines a summary of the purchase price:

Purchase Price Detail	Series B Preferred Stock	Series Q Preferred Stock	Series Z Preferred Stock	Preferred Stock Converted into Common Stock	Total Consideration

Closing Consideration	83,220	246	78	2,464,066	$9,683,779
Lockup Consideration	297,925	596	281	7,392,197	29,051,334
Holdback Consideration	196,769	583	185	5,826,147	11,324,969
Performance-Based Cash Consideration	–	–	–	–	1,429,583

Totals	577,914	1,425	544	15,682,410	$51,489,665

The Series Q Preferred Stock was converted into 7,126,000 shares of common stock in September 2016. The Series Z Preferred Stock was converted into 1,010,951 shares of Series B Preferred Stock in September 2016.

Refer to “Note 12 – Contingent Consideration (Black Oak Gallery)” for further information.

Tech Center Drive

On September 13, 2017, the Company acquired all assets of Tech Center Drive and majority control of 55 OC. The acquisition of Tech Center Drive and 55 OC was accounted for in accordance with ASC 805-10, “Business Combinations.” 55 OC is a mutual benefit corporation which holds a cannabis license with the City of Santa Ana in the State of California. Tech Center Drive manages the dispensary under the license of 55 OC. Control of 55 OC was obtained by the Company’s CEO and Treasurer holding two of the three Board seats of 55 OC and through the management contract held by Tech Center Drive.

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

As consideration for entering into the Asset Purchase Agreement, the Company paid $4,120,791 in cash, issued 633,348 shares of the Company’s common stock with a value of $2,090,046 on the closing date and issued 192,758 shares of the Company’s common stock with a value of $636,100 into an escrow account. The shares held in escrow are to be paid six months after the acquisition date subject to any amounts to be withheld related to working capital type adjustments. The Company is also due $316,363 from the sellers of Tech Center Drive for amounts paid in excess of the agreement, which will be settled six months after the closing date. The value of the shares issued were based on the closing value of the Company's common stock on September 13, 2017, which was $3.30 per share.

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

The supplemental pro forma information, as if the acquisition had occurred on January 1, 2016, is as follows:

	Pro Forma Results of Operations
	For the Year Ended December 31,
	(Unaudited)
	2017	2016
Revenues	$38,208,172	$28,207,138

Net Loss Attributable to Terra Tech Corp.	$(33,472,729)	$(27,863,773)
Net Loss per Common Share Attributable to Terra Tech Corp. Common Stockholders - Basic and Diluted
	$(0.73)	$(1.07)

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

NOTE 6 – NOTES RECEIVABLE

On October 26, 2017, the Company entered into agreements with NuLeaf Sparks Cultivation, LLC and NuLeaf Reno Production, LLC (“NuLeaf”) to build and operate cultivation and production facilities for our IVXX brand of cannabis products in Nevada. The agreements are subject to approval by the State of Nevada. As part of the agreements the Company made convertible loans at the time of the agreement of $4.5 million in aggregate to the NuLeaf entities bearing an interest rate of 6% per annum. If the agreements are not approved by May 2018, the notes receivable are due in equal quarterly payments beginning August 2018. Additional fundings subsequent to the initial loans are added to the principle balance due. The convertible loans will automatically convert into a 50% ownership in the NuLeaf entities upon approval by the State of Nevada which is expected to be in the second quarter of 2018. The notes receivable, including accrued interest, due to the Company as of December 31, 2017 is $5,010,143.

NOTE 7 – INVENTORY

Raw materials consist of Edible Garden’s herb product lines and material for IVXX’s line of cannabis pure concentrates. Work-in-progress consists of live plants grown for Edible Garden’s herb product lines and deferred cultivation costs at Black Oak. Finished goods consists of IVXX’s line of cannabis packaged products to be sold into dispensaries and Black Oak cannabis products sold in retail, and Edible Garden’s products to be sold via food, drug, and mass channels.

Inventory consists of the following:

	December 31,
	2017	2016

Raw Materials	$1,450,273	$486,119
Work-in-Progress	1,016,596	570,145
Finished Goods	3,293,150	853,066

Total Inventory	$5,760,019	$1,909,330

NOTE 8 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment, and leasehold improvements, net consists of the following:

	December 31,
	2017	2016

Land and Building	$9,047,201	$1,454,124
Furniture and Equipment	3,553,587	3,141,244
Computer Hardware and Software	486,176	396,479
Leasehold Improvements	9,316,665	7,568,465
Construction in Progress	1,204,547	459,327

Subtotal	23,608,176	13,019,639
Less Accumulated Depreciation	(4,416,560)	(2,554,875)

Property, Equipment and Leasehold Improvements, Net	$19,191,616	$10,464,764

Depreciation expense related to property, equipment and leasehold improvements for the years ended December 31, 2017, 2016 and 2015 was $1,929,115, $969,185 and $602,814, respectively.

During the third quarter of 2017, the Company recorded an impairment charge for land held in Nevada. In accordance with the guidance for the impairment of long-lived assets, the Company evaluated the property for recovery and recorded an impairment charge of $138,037 to adjust the carrying value of the property to our estimate of fair value. The impairment charge was recorded in other expense in our consolidated statement of operations and we allocated that charge to our eliminations and other segment, see “Note 20 – Segment Information” for additional disclosure regarding segments.

NOTE 9 – INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

		December 31, 2017			December 31, 2016
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

Amortizing Intangible Assets:
Customer Relationships	5 to 12	$8,072,400	$(1,345,191)	$6,727,209	$8,960,700	$(780,960)	$8,179,740
Trademarks and Patent	2 to 8	195,520	(77,448)	118,072	498,598	(91,061)	407,537
Dispensary Licenses	14	10,270,000	(1,283,751)	8,986,249	10,270,000	(550,179)	9,719,821
Management Service Agreement	15	6,621,580	-	6,621,580	-	-	-

Total Amortizing Intangible Assets		25,159,500	(2,706,390)	22,453,110	19,729,298	(1,422,200)	18,307,098

Non-Amortizing Intangible Assets:
Trade Name	Indefinite	5,320,000	-	5,320,000	5,320,000	-	5,320,000

Total Non-Amortizing Intangible Assets		5,320,000	-	5,320,000	5,320,000	-	5,320,000

Total Intangible Assets, Net		$30,479,500	$(2,706,390)	$27,773,110	$25,049,298	$(1,422,200)	$23,627,098

During the fourth quarter of 2017, the Company recorded an impairment charge for intangible assets related to customer relationships and trademarks and patents held by Edible Garden Corp. In accordance with the guidance for the impairment of long-lived assets, the Company evaluated the assets for recovery and concluded an impairment of certain intangibles was more likely than not. Accordingly, the Company removed $888,300 and $310,905 of the gross carrying amount and accumulated amortization, respectively, of the customer relationships intangibles. The Company also removed $303,078 and $123,006 of gross carrying amount and accumulated amortization, respectively, of the trade name and patents. The Company recorded a net impairment charge of $757,467. The impairment charge was recorded in other expense in our consolidated statement of operations.

The Company recorded amortization expense of $1,718,101, $1,308,212 and $42,480 for the years ended December 31, 2017, 2016 and 2015, respectively.

Based solely on the amortizable intangible assets recorded at December 31, 2017, the Company estimates amortization expense for the next five years to be as follows:

	Year Ending December 31,
	2018	2019	2020	2021	2022 and thereafter	Total
Amortization expense	$1,882,563	$1,869,111	$1,869,111	$1,830,767	$15,001,558	$22,453,110

Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes.

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2017	2016

Accounts Payable	$2,308,844	$1,986,907
Sales Tax Payable	545,398	122,470
Accrued Interest Payable	21,742	96,633
Accrued Expenses	2,568,726	211,390

Total Accounts Payable and Accrued Expenses	$5,444,710	$2,417,400

 NOTE 11 – NOTES PAYABLE

Notes payable consists of the following:

	December 31, 2017	December 31, 2016
Unsecured promissory demand notes issued to an accredited investor, which bear interest at a rate of 4% per annum. Holder may elect to convert into common stock at $11.25 per share. The balance of the note and accrued interest was converted into common stock in April 2017.	$-	$64,324
Convertible promissory note dated December 14, 2015, issued to accredited investors, which matured December 13, 2016 and bears interest at a rate of 12% per annum. The holder of the note extended the maturity to December 13, 2017. The conversion price is $1.82, subject to adjustment. The balance of the note and accrued interest was converted into common stock in July 2017.	-	500,000
Senior convertible promissory note dated October 28, 2016, issued to accredited investors, which matures April 28, 2018 and bears interest at a rate of 1% per annum. The conversion price is 90% of the average of the lowest three (3) VWAPs for the five (5) consecutive trading days prior to the conversion date. The balance of the note and accrued interest was converted into common stock in January 2017.	-	102,582
Senior convertible promissory note dated November 1, 2016, issued to accredited investors, which matures May 1, 2018 and bears interest at a rate of 12% per annum. The conversion price is $5.25, subject to adjustment. The balance of the note and accrued interest was converted into common stock in July 2017.	-	31,615
Senior convertible promissory note dated December 16, 2016, issued to accredited investors, which matures June 16, 2018 and bears interest at a rate of 12% per annum. The conversion price is $4.05, subject to adjustment. The balance of the note and accrued interest was converted into common stock in May 2017.	-	1,220,155
Senior convertible promissory note dated August 21, 2017, issued to accredited investors, which matures February 21, 2019 and bears interest at a rate of 12% per annum. The conversion price is $4.50, subject to adjustment.	640,010	-
Senior convertible promissory note dated December 26, 2017, issued to accredited investors, which matures June 26, 2019 and bears interest at a rate of 12% per annum. The conversion price is $4.50, subject to adjustment.	1,469,388	-
Promissory note dated November 22, 2017, issued for the purchase of real property. Matures December 1, 2020, with an option to extend the maturity date 1 year. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter up to 13.5%	4,500,000	-
Total Debt	6,609,398	1,918,676

Less Short-Term Portion	-	564,324

Long-Term Portion	$6,609,398	$1,354,352

Total debt as of December 31, 2017 and 2016 was $6,609,398 and $1,918,676, respectively, which included unamortized debt discount of $4,790,601 and $4,295,648, respectively. All debt outstanding as of December 31, 2016 were converted into shares of the Company’s common stock during 2017. The senior secured promissory notes are secured by shares of common stock. There was accrued interest payable of $21,767 and $96,633 as of December 31, 2017 and 2016, respectively. See “Note 23 – Subsequent Events” for additional disclosure regarding changes in notes payable subsequent to December 31, 2017.

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt, including the amortization of debt discounts of approximately $4,790,601, are as follows:

	Year Ended December 31,
	2018	2019	2020	Thereafter	Total
Total Debt	$-	$2,109,398	$4,500,000	$-	$6,609,398

Promissory Note

On November 22, 2017, the Company entered into a $4,500,000 promissory note for the purchase of land and a building in California with a third-party creditor. The promissory note is collateralized by the land and building purchased and matures in December 1, 2020. The interest rate for the first year is 12.0% and increases 0.5% per year through 2020. Payments of interest only are due monthly. The full principle balance and accrued interest are due at maturity.

Master Securities Purchase Agreement and Convertible Promissory Notes

The Company has a Securities Purchase Agreement with an accredited investor pursuant to which the Company sells to the accredited investor Senior Convertible Promissory Notes. During the year ended December 31, 2017, the Company issued five 12% convertible notes for an aggregate value of $20,000,000 due at various dates through June 2019. Of the $20,000,000 convertible notes issued during 2017, the Company converted $13,100,000 of the convertible notes into shares of the Company’s common stock during the year ended December 31, 2017. As of December 31, 2017, $6,900,000 gross of the unamortized debt discount of $4,790,602 remains due. There were no fees or expenses deducted from the net proceeds received by the Company in the offerings. The Company paid $614,600 in cash and issued approximately $478,000 of warrants in connection with the notes. The cash fee and warrants issued were recorded as a debt discount.

For each note issued under the Master Securities Purchase Agreement, the principal and interest due and owed under the note is convertible into shares of Common Stock at any time at the election of the holder at a conversion price per share equal to the lower of (i) the original conversion price as defined in each note issuance or (ii) 85% of the lowest daily volume weighted average price of the Common Stock in the fifteen (15) trading days prior to the conversion date (“Conversion Price”), which Conversion Price is subject to adjustment for (i) stock splits, stock dividends, combinations, or similar events and (ii) full ratchet anti-dilution protection. Upon certain events of default, the conversion price will automatically become 70% of the average of the three (3) lowest volume weighted average prices of the Common Stock in the twenty (20) consecutive trading days prior to the conversion date for so long as such event of default remains in effect.

In addition, at any time that (i) the daily volume weighted average price of the Common Stock for the prior ten (10) consecutive trading days is $10.50 or more and (ii) the average daily trading value of the Common Stock is greater than $2,500,000 for the prior ten (10) consecutive trading days, then the Company may demand, upon one (1) day’s notice, that the holder convert the notes at the Conversion Price.

The Company may prepay in cash any portion of the outstanding principal amount of the notes and any accrued and unpaid interest by, upon ten (10) days’ written notice to the holder, paying an amount equal to (i) 110% of the sum of the then-outstanding principal amount of the notes plus accrued but unpaid interest, if the prepayment date is within 90 days of the issuance date of the notes; (ii) 115% of the sum of the then-outstanding principal amount of Note A plus accrued but unpaid interest, if the prepayment date is between 91 days and 180 days of the issuance date of the notes; or (iii) 125% of the sum of the then-outstanding principal amount of the notes plus accrued but unpaid interest, if the prepayment date is after 180 days of the issuance date of the notes.

Conversion of Notes Payable and Related Loss on Extinguishment of Debt

During the years ended December 31, 2017, 2016 and 2015, the Company converted debt and accrued interest into 8,284,283, 3,778,581 and 3,776,369, respectively, of the Company’s common stock. The value of the common stock issued in conversion of debt are detailed below.

The table below details the conversion of the notes payable into equity and the loss on extinguishment of debt for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
	2017	2016	2015
Fair market value of common stock issued upon conversion	$29,785,271	$18,887,399	$1,493,659
Principal amount of debt converted	(19,314,324)	(13,324,973)	(900,000)
Accrued interest converted	(635,401)	(233,415)	(108,000)
Fair value of derivative at conversion date	(14,223,550)	(10,361,100)	(374,600)
Debt discount value at conversion date	11,532,292	10,414,902	508,385
Loss on extinguishment of debt	$7,144,288	$5,382,813	$619,444

NOTE 12 – CONTINGENT CONSIDERATION

The Company accounts for “contingent consideration” according to FASB ASC 805, “Business Combinations” (“FASB ASC 805”). Contingent consideration typically represents the acquirer’s obligation to transfer additional assets or equity interests to the former owners of the acquiree if specified future events occur or conditions are met. FASB ASC 805 requires that contingent consideration be recognized at the acquisition-date fair value as part of the consideration transferred in the transaction. FASB ASC 805 uses the fair value definition in Fair Value Measurements, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As defined in FASB ASC 805, contingent consideration is (i) an obligation of the acquirer to transfer additional assets or equity interests to the former owners of an acquiree as part of the exchange for control of the acquiree, if specified future events occur or conditions are met or (ii) the right of the acquirer to the return of previously transferred consideration, if specified conditions are met.

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

As of December 31, 2016, based on revenues achieved throughout the year, the probability of a contingent payment is near zero and as such, no amount was due. As of March 31, 2017, the end of the Applicable Period, the Company was not required to make the contingent payment.

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

Holdback Consideration

The Holdback Consideration is comprised of (i) the market-based clawback amount (the “Market-Based Clawback Amount”) and (ii) the performance-based clawback amount (the “Performance-Based Clawback Amount”). The Holdback Consideration, which is comprised of shares of our preferred stock, was issued on April 1, 2016, the closing date of the Black Oak merger.

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

For example, pursuant to the above formula, if the revenue in Year 1 equals $16,666,666, then the Performance-Based Cash Consideration would be $2,088,000 calculated as follows:

Year 1 Revenue	$16,666,666
Less:	12,000,000

$4,666,666
0.44742864

Performance-Based Cash Payment	$2,088,000

As of December 31, 2016, the Black Oak Contingent Consideration was based upon the following formula:

		One-Year
		Anniversary	Value of			Probability-Weighted
		Date of the	Common	Performance-		Amounts
Year 1		Merger 30-	Stock to	Based Cash		Earn-Out	Performance-
Revenue		Day VWAP	Issue	Payment	Probability	Shares	Based Cash	Total

		20%	$15,788,827	$2,088,000	4%	$631,553	$83,520	$715,073
		$0.2108

Upside	20%	70%	$13,824,526	$2,088,000	14%	$1,935,434	$292,320	$2,227,754
$16,667,000		$0.3108

		10%	$12,816,555	$2,088,000	2%	$256,331	$41,760	$298,091
		$0.4108

		20%	$11,867,575	$747,500	15%	$1,780,136	$112,125	$1,892,261
		$0.2108

Base	75%	70%	$11,164,938	$747,500	52.5%	$5,861,592	$392,438	$6,254,030
$13,670,835		$0.3108

		10%	$10,804,383	$747,500	7.5%	$810,329	$56,063	$866,391
		$0.4108

		20%	$7,251,428	$–	1%	$72,514	$–	$72,514
		$0.2108

Downside	5%	70%	$8,034,038	$–	3.5%	$281,191	$–	$281,191
$10,674,670		$0.3108

		10%	$8,435,630	$–	0.5%	$42,178	$–	$42,178
		$0.4108

Fair Value of Expected Earn-Out Payment	$11,671,259	$978,225	$12,649,484
Price Per Common Share	$3.93	$3.93
Discount Rate	20%	20%
Periods (nper)	0.250	0.250
Payments	$–	$–

Present Value Factor at 20% Discount Rate for 12 Months	0.9554	0.9554

Present Value of Contingent Consideration	$11,151,221	$934,638

Present Value of Contingent Consideration			$12,085,859

The below table summarizes adjustments made to the Black Oak Contingent Consideration during the year ended December 31, 2016.

	Preliminary April 1, 2016	Adjustments June 30, 2016		June 30, 2016	Adjustments September 30, 2016		September 30, 2016	Adjustments December 31, 2016		Final as of December 31, 2016

Holdback Consideration Stock	$11,324,969	$(514,339)		$10,810,630	$217,895		$11,028,525	$122,695		$11,151,220
Performance-Based Cash	1,429,583	66,669		1,496,252	130,963		1,627,215	(692,577)		934,638
Adjustment to Goodwill	–	447,670	(1)	–	(348,858	)(1)	–	(98,812	)(2)	–
Change in Fair Value of Contingent Consideration	–	–		–	–		–	98,812		–

Total Contingent Consideration	$12,754,553	$–		$12,306,882	$–		$12,655,740	$(569,882)		$12,085,858

________________

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

Changes in the fair market valuation of the contingent consideration are recognized in the consolidated statements of operations. During the year ended December 31, 2017, the loss on fair market valuation of contingent consideration was $4,426,047. During the year ended December 31, 2016, the gain on market valuation of contingent consideration was $668,694.

On April 1, 2017, the anniversary date of the acquisition and the settlement date of the contingent consideration, the final contingent consideration was approximately $16.5 million. A summary of the changes in the contingent consideration as well as the detail is below:

Amount
Contingent Consideration Summary :

Balance at December 31, 2016	$12,085,859
Change in Fair Market Valuation of Contingent Consideration	4,348,761

Balance at March 31, 2017 and April 1, 2017	$16,434,620

Contingent Consideration Detail :

Performance-Based Cash Contingent Consideration	$2,088,000
Market-Based Stock Contingent Consideration	14,346,620

Balance at March 31, 2017 and April 1, 2017	$16,434,620

During April 2017, in final settlement of the contingent consideration, the Company issued approximately $4.7 million in shares of its common stock, or common stock equivalent of approximately 1.21 million shares of its common stock and made a cash payment of approximately $2.1 million. A summary is as follows:

Contingent Consideration Balance at March 31, 2017	$16,434,620

Change in Fair Market Valuation of Contingent Consideration	77,286
Payment of Contingent Consideration in Cash	(2,088,000)
Settlement of Contingent Consideration	(4,739,638)
Settlement of Contingent Consideration Recorded Against Additional Paid-In Capital	(4,692,697)
Gain on Settlement of Contingent Consideration	(4,991,571)

Contingent Consideration December 31, 2017	$-

Pursuant to the terms of the contingent consideration as outlined in the Merger Agreement, the Company was required to release from escrow shares worth approximately $14.4 million. Of those shares, 1.21 million shares, with a value of $4,789,638, were issued in final settlement of the Market-Based Contingent Consideration, and approximately 2.28 million shares were additionally clawed-back. The Market-Based Clawback associated with common stock equivalent of approximately 2.34 million shares were clawed-back pursuant to the appreciation of the quoted price of the Company’s stock underlying the market-based component of the contingent consideration. An additional common stock equivalent of approximately 2.28 million shares, with a value of $9,684,268, were clawed-back pursuant to disputes between the sellers of Black Oak and the Company with respect to certain operational and performance goals that would have impacted the appreciation of the quoted price of the Company’s common stock underlying the market-based component of the contingent consideration and, in effect, increasing the number of clawback shares. The Company applied the guidance of ASC 470-50-40-2, related to the additional $9,684,268 worth of shares that were clawed back. For the years ended December 31, 2017 and 2016, the Company recognized a gain on settlement of contingent consideration of $4,991,571 and $0, respectively. The balance attributable to related parties was recorded in additional paid in capital.

See “Note 13 – Fair Value Measurements” for further information.

NOTE 13 – FAIR VALUE MEASUREMENTS

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of the dates indicated:

	Fair Value at December 31,	Fair Value Measurement Using
Description	2017	Level 1	Level 2	Level 3

Derivative Liabilities – Conversion Feature	$9,331,400	$-	$-	$9,331,400

	$9,331,400	$-	$-	$9,331,400

	Fair Value at December 31,	Fair Value Measurement Using
Description	2016	Level 1	Level 2	Level 3

Derivative Liabilities – Conversion Feature	$6,987,000	$-	$-	$6,987,000
Liability – Contingent Consideration	12,085,859	-	-	12,085,859

	$19,072,859	$-	$-	$19,072,859

The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Balance at December 31, 2015	$743,400

Change in Fair Market Value of Conversion Feature	501,700
Issuance of Equity Instruments with Debt Greater Than Debt Carrying Amount	1,487,500
Derivative Debt Converted into Equity	(14,232,100)
Issuance of Debt Instruments with Derivatives	18,486,500

Balance at December 31, 2016	$6,987,000

Change in Fair Market Value of Conversion Feature	3,494,550
Derivative Debt Converted into Equity	(14,223,550)
Issuance of Debt Instruments with Derivatives	13,073,400

Balance at December 31, 2017	$9,331,400

The following table presents a reconciliation of the Black Oak Contingent Consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Balance at December 31, 2015	$-

Purchase of Black Oak Gallery	12,754,553
Change in Fair Market Valuation of Black Oak Contingent Consideration	(668,694)

Balance at December 31, 2016	$12,085,859

Change in Fair Market Valuation of Contingent Consideration	4,426,047
Payment of Contingent Consideration in Cash	(2,088,000)
Settlement of Contingent Consideration	(4,739,638)
Settlement of Contingent Consideration Recorded Against Additional Paid-In Capital	(4,692,697)
Gain on Settlement of Contingent Consideration	(4,991,571)

Balance at December 31, 2017	$-

The Company estimates the fair value of the derivative liabilities using the Black-Scholes-Merton option pricing model using the following assumptions:

December 31,
	2017	2016	2015

Stock Price	$2.25 - $5.85	$4.35 - $7.35	$1.35 - $3.30
Conversion and Exercise Price	$1.80 - $6.60	$3.30 - $7.50	$1.05 - $2.40
Annual Dividend Yield	-	-	-
Expected Life (Years)	0.46 - 3.42	1.5 - 4.0	1.0 - 4.0
Risk-Free Interest Rate	1.04% - 2.50%	2.50%	2.50%
Expected Volatility	43.80% - 123.56%	120.30% - 144.03%	98.35% - 148.71%

Volatility is based on historical volatility of our common stock. Historical volatility was computed using weekly pricing observations for our common stock that correspond to the expected term. This method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants and conversion features.

No financial assets were measured on a recurring basis as of December 31, 2017 and 2016.

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

Non-financial assets, such as property, equipment and leasehold improvements, goodwill, and intangible assets, are required to be measured at fair value only when an impairment loss is recognized. The Company recorded an impairment charge related to property during the third quarter 2017, see “Note 8 - Property, Equipment and Leasehold Improvements, Net” for further information. In addition, the Company recorded an impairment charge related to certain intangible assets, see “Note 9 – Intangible Assets, Net” for further information. There were no impairment charges recorded for the fiscal years ended 2016 and 2015.

NOTE 14 – TAX EXPENSE

The (benefit) expense for income taxes consists of the following:

	Year Ended December 31,
	2017	2016	2015
Current:	$-	$-	$-
Federal	(343,943)	-	-
State	(3,512)	-	-
	(347,455)	-	-
Deferred:
Federal	-	-	44,000
State	-	-	-
	-	-	44,000

Total (Benefit) Expense for Income Taxes	$(347,455)	$-	$44,000

The reconciliation between the Company’s effective tax rate and the statutory tax rate is as follows:

	Year Ended December 31,
	2017	2016 (As Revised, See Note 2)	2015
Expected Income Tax Benefit at Statutory Tax Rate, Net	$(13,456,000)	$(9,469,000)	$(3,694,000)
Non-Deductible Items	-	1,263,000	368,000
Warrants Expense	871,000	4,186,000	1,196,000
Derivatives Expense	4,104,000	4,067,000	(545,000)
Net Operating Losses	-	-	2,667,000
Impairment of Property and Intangibles	365,000	-	-
Other	1,033,545	-	-
Change in Valuation Allowance	6,735,000	(47,000)	52,000

Reported Income (Benefit) Tax Expense	$(347,455)	$-	$44,000

The components of deferred income tax assets and (liabilities) are as follows:

	Year Ended December 31,
	2017	2016 (As Revised, See Note 2)
Deferred Income Tax Assets:
Net Operating Losses	$8,023,000	$15,242,000

	8,023,000	15,242,000
Deferred Income Tax Liabilities:
Depreciation	(850,000)	(1,334,000)

Total	7,173,000	13,908,000
Valuation Allowance	(7,173,000)	(13,908,000)

Net Deferred Tax	$-	$-

The U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affects revaluation of deferred tax assets and liabilities to reflect the federal tax rate reduction from 35.0% to 21.0%.

For the years ended December 31, 2017 and 2016, the Company had subsidiaries that produced and sold cannabis or cannabis pure concentrates, subjecting the Company to the limits of Internal Revenue Code (“IRC”) Section 280E. Pursuant to IRC Section 280E, the Company is allowed only to deduct expenses directly related to sales of product. The State of California does not conform to IRC Section 280E and, accordingly the Company is allowed to deduct all operating expenses on its California income tax returns. As the Company files consolidated federal income tax returns, the taxable income generated from its subsidiaries subject to IRC Section 280E has been offset by losses generated by operations not subject to IRC Section 280E. During 2017, Company amended income tax returns of Black Oak for the periods prior to acquisition, which resulted in a net tax refund in 2017.

Permanent tax differences include ordinary and necessary business expenses deemed by the Company as non-allowable deductions under IRC Section 280E; non-deductible expenses for interest, derivatives and warrant expense related to debt financings and non-deductible losses related to various acquisitions.

As of December 31, 2017, and 2016, the Company had net operating loss carryforwards of approximately $26,333,000 and $34,940,000, respectively, which, if unused, will expire beginning in the year 2034. These tax attributes are subject to an annual limitation from equity shifts, which constitute a change of ownership as defined under IRC Section 382, which will limit their utilization. The Company has assessed the effect of these limitations and does not believe these losses to be substantially limited. The Company also has deferred tax liabilities from the excess carrying amounts of the basis of depreciable assets for financial reporting purposes.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred through the period ended December 31, 2017. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of December 31, 2017, a valuation allowance of has been recorded against all net deferred tax assets as these assets are more likely than not to be unrealized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. All tax years from 2013 to 2016 are subject to examination.

NOTE 15 – EQUITY

Preferred Stock

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

Effective March 29, 2016, the Company also designated two additional series of preferred stock: (i) Series Z Preferred Stock and (ii) Series Q Preferred Stock, by filing a Certificate of Designations with the Secretary of State of the State of Nevada. The Certificate of Designation of Series Z Preferred Stock (the “Series Z Certificate”) designates 8,300 shares as Series Z Preferred Stock and is intended to mirror the rights of the holders of the Series B Preferred Stock. Each share of Series Z Preferred Stock is convertible into 1,857 shares of Series B Preferred Stock immediately upon the Company filing with the Secretary of State of the State of Nevada an Amendment to its Articles of Incorporation to increase its authorized capital for, among other reasons, satisfaction of the terms of the potential acquisition of Black Oak, as discussed in more detail below. The holders of the Series Z Preferred Stock are entitled to a liquidation preference equal to $10.00 per share (subject to appropriate adjustment in the event of any stock dividend, forward stock split, or other similar recapitalization). Such liquidation preference is in preference (but equal with the holders of the Company’s Series B Preferred Stock) to the holders of the common stock, but subordinate in preference to any sum to which the holders of the Company’s Series A Preferred Stock are entitled. During the year ended December 31, 2016, all Series Z Preferred Stock were converted to Series B Preferred Stock.

The Certificate of Designation of Series Q Preferred Stock (the “Series Q Certificate”) designates 21,600 shares as Series Q Preferred Stock. Each share of Series Q Preferred Stock is convertible into 5,000 shares of the Company’s common stock immediately upon the Company filing with the Secretary of State of the State of Nevada an Amendment to its Articles of Incorporation to increase its authorized capital for, among other reasons, satisfaction of the terms of the potential acquisition of Black Oak, as discussed in more detail below. The holders of the Series Q Preferred Stock are entitled to a liquidation preference equal to $0.001 per share (subject to appropriate adjustment in the event of any stock dividend, forward stock split, or other similar recapitalization). Such liquidation preference is in preference to the holders of the common stock, but subordinate in preference to any sum to which the holders of any shares of any other series of the Corporation’s preferred stock are entitled. During the year ended December 31, 2016, all Series Q Preferred Stock were converted to common stock.

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

The Company authorized 50,000,000 shares of preferred stock with $0.001 par value per share. The Company designated 100 shares of preferred stock as “Series A Preferred Stock,” of which there were 8 shares of Series A Preferred Stock outstanding as of December 31, 2017 and 2016. Series A Preferred Stock is convertible on a one-for-one basis into common stock and has all of the voting rights of the Company’s common stock.

The Company designated 49,990,900 shares of preferred stock as “Series B Preferred Stock,” of which there were 0 and 2,455,064 shares of Series B Preferred Stock outstanding as of December 31, 2017 and 2016, respectively. Each share of Series B Preferred Stock: (i) is entitled to 100 votes for each share of common stock into which a share of Series B Preferred Stock is convertible and (ii) is convertible, at the option of the holder, on a 1-for-5.384325537 basis, into shares of the Company’s common stock. During the year ended December 31, 2017, all Series B Preferred Stock were converted to common stock.

Common Stock

The Company authorized 990,000,000 shares of common stock with $0.001 par value per share. As of December 31, 2017 and 2016, 61,818,560 and 36,924,254 shares of common stock were issued and outstanding, respectively.

NOTE 16 – STOCK-BASED COMPENSATION

2016 Equity Incentive Plan

In the first quarter of 2016, the Company adopted the 2016 Equity Incentive Plan. The following table contains information about the 2016 Equity Incentive Plan as of December 31, 2017:

	Awards Reserved for Issuance	Awards Issued	Awards Available for Grant

2016 Equity Incentive Plan	30,000,000	1,177,732	28,822,268

Stock Options

The following table summarizes the Company’s stock option activity and related information for the year ended December 31, 2017:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options

Options Outstanding as of January 1, 2016	-	$-

Options Granted	446,667	$1.35
Options Exercised	-	$-
Options Forfeited	-	$-
Options Expired	-	$-
Options Outstanding as of December 31, 2016	446,667	$1.35

Options Granted	731,065	$2.68
Options Exercised	-	$-
Options Forfeited	-	$-
Options Expired	-	$-

Options Outstanding as of December 31, 2017	1,177,732	$2.17	8.9 Years	$4,330,481
Options Exercisable as of December 31, 2017	491,035	$1.90	8.6 Years	$1,940,491

The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price of $5.85 on December 31, 2017 and the exercise price of options, multiplied by the number of options. As of December 31, 2017, there was $1,547,443 total unrecognized stock-based compensation. Such costs are expected to be recognized over a weighted-average period of approximately 2.2 years.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following weighted-average assumptions were used to calculate stock-based compensation:

	Year Ended December 31,
	2017	2016
Expected term (years)	5 Years	5 Years
Volatility	117.3-120.9%	121.62%
Risk-Free Interest Rate	2.0-2.4%	2.5%
Dividend Yield	0%	0%

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

The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company has never paid dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future. Accordingly, the Company has assumed no dividend yield for purposes of estimating the fair value of the Company stock-based compensation.

The Company estimates the forfeiture rate at the time of grant and revisions, if necessary, were estimated based on management’s expectation through industry knowledge and historical data.

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted grants of common stock to employees, directors and non-employee consultants in the consolidated statement of operations which are included in selling, general and administrative expenses:

	For the Year Ended
	December 31, 2017		December 31, 2016
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense	Number of Shares or Options Granted	Stock-Based Compensation Expense

Stock Options	731,065	$692,971	446,667	$190,355

Stock Grants:
Employees (Common Stock)	158,867	490,880	-	-
Employees (Series B Preferred Stock)	40,000	1,035,406	430,113	2,451,220
Directors (Common Stock)	81,061	221,973	71,381	334,424
Non–Employee Consultants (Common Stock)	389,374	1,284,562	422,971	2,406,061

Total Stock–Based Compensation Expense		$3,725,792		$5,382,060

NOTE 17 – WARRANTS

The Company has the following shares of common stock reserved for exercise of the warrants outstanding as of December 31, 2017:

	Shares	Weighted-Average Exercise Price

Warrants Outstanding as of January 1, 2016	2,161,734	$2.70
Warrants Exercised	(1,873,206)	$2.55
Warrants Granted	802,122	$3.45
Warrants Expired	(34,889)	$6.75
Warrants Outstanding as of December 31, 2016	1,055,761	$2.85
Warrants Exercised	-	$-
Warrants Granted	214,915	$2.79
Warrants Expired	(79,309)	$3.34
Warrants Outstanding as of December 31, 2017	1,191,367	$0.19

The weighted-average exercise price and weighted-average fair value of the warrants granted by the Company are as follows:

	For the Year Ended
	December 31, 2017		December 31, 2016
	Weighted-Average Exercise Price	Weighted-Average Fair Value	Weighted-Average Exercise Price	Weighted-Average Fair Value

Warrants Granted Whose Exercise Price Exceeded Fair Value at the Date of Grant	$-	$-	$4.50	$3.75
Warrants Granted Whose Exercise Price Was Equal or Lower Than Fair Value at the Date of Grant	$2.79	$3.20	$4.35	$4.80

The following table summarizes information about fixed-price warrants outstanding as of December 31, 2017:

Range of	Number Outstanding	Average Remaining	Weighted-Average
Exercise Prices	at December 31, 2017	Contractual Life	Exercise Price

$0.90	304,467	9 Months	$0.90
$0.99	16,629	36 Months	$0.99
$1.82	61,932	16 Months	$1.82
$1.95	57,559	15 Months	$1.95
$2.04	44,053	55 Months	$2.04
$2.06	105,263	6 Months	$2.06
$2.40	111,759	37 Months	$2.40
$2.91	56,760	60 Months	$2.91
$3.09	26,711	6 Months	$3.09
$3.12	52,834	56 Months	$3.12
$3.74	24,048	50 Months	$3.74
$4.05	37,037	48 Months	$4.05
$5.25	170,190	40 Months	$5.25
$5.55	11,905	33 Months	$5.55
$6.15	29,268	47 Months	$6.15
$6.60	80,952	32 Months	$6.60
	1,191,367

For the warrants issued in 2017 and 2016 the Company valued the warrants utilizing the Black-Scholes option-pricing model with the following weighted-average inputs:

	Year Ended December 31,
	2017	2016
Stock Price on Date of Grant	$4.15	$4.80
Exercise Price	$2.79	$4.50
Volatility	126.14%	138.00%
Term	5-Years	5-Years
Risk-Free Interest Rate	1.87%	1.24%
Expected Dividend Rate	0%	0%

Based on the Black-Scholes calculations, warrant expense of $211,534, $467,066, and $1,148,069 was recorded during the years ended December 31, 2017, 2016, and 2015, respectively. For the year ended December 31, 2017, $478,008 of warrants were issued in connection with debt and recorded as a debt discount.

NOTE 18 –COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain business facilities under operating lease agreements that specify minimum rentals. Many of these have renewal provisions. The Company’s net rent expense for the years ended December 31, 2017, 2016 and 2015 was $1,383,033, $515,413 and $501,449, respectively.

Future minimum lease payments under non-cancelable operating leases having an initial or remaining term of more than one year are as follows:

Scheduled
Year Ending December 31	Payments

2018	$1,580,306
2019	1,476,267
2020	1,412,252
2021	1,394,609
2022	1,065,985
2023 and Thereafter	2,894,828
Total Future Minimum Lease Payments	$9,824,247

Production Operating Agreement

On May 23, 2017, the Company entered into a one-year operating agreement with Panther Gap Farms pursuant to which Panther Gap Farms will grow up to approximately one metric ton of the Company’s IVXX cannabis annually. The operating agreement is renewable, upon mutual agreement between Panther Gap Farms and the Company, for up to three additional terms of one year each. The agreement requires the Company to issue common stock, with a value of $1,150,000, upon execution of the agreement, which the Company issued in August 2017 and held in escrow. In addition to the common stock, the Company is required to issue common stock, with a value of $785,500, for the profit share of the cannabis ultimately sold by the Company upon execution of the agreement. Panther Gap Farms has the right to receive up to $100,000 in cash in lieu of receiving the common stock related to the net profit share. If Panther Gap Farms requests such cash payment, the amount of common stock to be delivered will be reduced by an amount equal to the amount of such cash divided by the lower of the closing price or the 30 day VWAP of common stock on the date of the agreement. The shares to be received by Panther Gap Farms under the profit share agreement are dependent on the ultimate profit recognized by the Company when the cannabis product is sold.

The Company and Panther Gap Farms also entered into a lease agreement pursuant to which the Company leases the property on which the cannabis is grown. The lease agreement requires monthly payments of $30,000 for eight months and is also renewable for up to three additional terms of one year each.

California Operating Licenses

Effective January 1, 2018 the State of California allowed for adult use cannabis sales. California’s cannabis licensing system is being implemented in two phases. First, beginning on January 1, 2018, the state began issuing temporary licenses that will expire on May 1, 2018 for retail and distribution permits and May 20, 2018 for cultivation permits. The Company’s prior license obtained from the local jurisdictions it operated in have been continued by such jurisdictions and are necessary to obtain State licensing. The Company has received a temporary license for each local jurisdiction which it had active operations. The temporary permits may be extended for an additional period of time. The Company intends to submit its applications for the annual permits in April 2018. Although the Company believes it will receive the necessary licenses from the state to conduct its business in a timely fashion, there is no guarantee the Company will be able to do so and any failure to do so may have a negative effect on its business and results of operations.

NOTE 19 – SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Selected financial data for 2017 and 2016 is summarized as follows and highlights certain items that impacted our quarterly results (unaudited):

	Year Ended December 31, 2017 (Unaudited)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total Revenues	$6,824,456	$7,842,873	$10,121,375	$11,012,140
Gross Profit	$359,063	$1,506,373	$2,334,938	$1,276,699
Loss from Operations	$(6,027,237)	$(4,522,914)	$(3,903,172)	$(5,426,695)
Amortization of Debt Discount	$(610,616)	$(515,654)	$(490,068)	$(522,424)
Impairment of Property	$-	$-	$(138,037)	$-
Impairment of Intangible Assets	$-	$-	$-	$(757,467)
Loss on Extinguishment of Debt	$(1,039,458)	$(1,639,137)	$(1,373,538)	$(3,092,155)
(Loss) Gain on Fair Market Valuation of Derivatives	$1,610,750	$987,200	$(1,475,900)	$(4,616,600)
Interest Expense	$(157,833)	$(130,510)	$(119,650)	$(134,671)
Gain on Settlement of Contingent Consideration	$-	$4,991,571	$-	$-
Loss on Fair Market Valuation of Contingent Consideration	$(4,348,761)	$(77,286)	$-	$-
Net Loss Attributable to Terra Tech Corp.	$(10,111,988)	$(453,769)	$(7,792,933)	$(14,318,913)
Net Loss Per Common Share Attributable to Terra Tech Corp. Common Stockholders – Basic and Diluted	$(0.27)	$(0.01)	$(0.16)	$(0.24)
Stock Price Per Share:
High	$5.10	$4.35	$4.35	$5.85
Low	$3.75	$2.10	$3.00	$2.70

	Year Ended December 31, 2016 (Unaudited)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total Revenues	$1,548,167	$9,699,909	$6,950,365	$7,129,322
Gross Profit	$133,974	$1,649,944	$1,319,386	$(530,621)
Loss from Operations	$(1,912,374)	$(3,817,377)	$(4,686,560)	$(7,731,540)
Amortization of Debt Discount	$(94,406)	$(218,126)	$(610,089)	$(491,581)
Loss on Extinguishment of Debt	$(920,797)	$-	$-	$(4,462,016)
Loss from Derivatives Issued with Debt Greater Than Debt Carrying Value	$-	$(488,000)	$(867,000)	$(132,500)
(Loss) Gain on Fair Market Valuation of Derivatives	$(1,160,700)	$(206,000)	$771,000	$(1,248,800)
Interest Expense	$(55,995)	$(60,565)	$(159,633)	$(101,156)
Gain on Fair Market Valuation of Contingent Consideration	$-	$-	$-	$668,694
Provision (Benefit) for Income Taxes	$-	$381,000	$410,300	$(791,300)
Net Loss Attributable to Terra Tech Corp.	$(4,126,064)	$(4,934,238)	$(5,587,759)	$(12,270,829)
Net Loss Per Common Share Attributable to Terra Tech Corp. Common Stockholders – Basic and Diluted	$(0.19)	$(0.21)	$(0.24)	$(0.35)
Stock Price Per Share:
High	$6.30	$11.25	$7.65	$8.40
Low	$1.35	$3.30	$4.05	$3.30

NOTE 20 – SEGMENT INFORMATION

The Company’s operating and reportable segments are currently organized around the following products that it offers as part of its core business strategy:

•	Herbs and Produce Products – Includes herbs and leafy greens that are grown using classic Dutch hydroponic farming methods.

•	Cannabis Dispensary, Cultivation and Production – Includes cannabis-focused retail, cultivation and production.

The Company experienced significant growth over the last few years in most of our product areas. As the Company has grown organically, and as the Company previously added to its capabilities through acquisitions, its products have increased in scale and become more strategically important and distinctly organized and managed under these two groupings. In addition, Derek Peterson, the Company’s Chief Operating Decision Maker (“CODM”), reviews results, manages and allocates resources between these two strategic business groupings, and budgets using these business segments. The Company’s CODM reviews revenues including intersegment revenues, gross profit and operating income (loss) before income taxes when evaluating segment performance and allocating resources to each segment. Accordingly, intersegment revenue is included in the segment revenues presented in the tables below and is eliminated from revenues and cost of goods sold in the “Eliminations and Other” column. The “Eliminations and Other” column also includes various income and expense items that the Company does not allocate to its operating segments. These income and expense amounts include interest income, interest expense, corporate overhead, and corporate-wide expense items such as legal and professional fees as well as expense items for which the Company has not identified a reasonable basis for allocation. The accounting policies of the reportable segments are the same as those described in “Note 2 - Summary of Significant Accounting Policies” of the notes to consolidated financial statements.

Herbs and Produce Products

Either independently or in conjunction with third parties, the Company is a wholesale seller of locally grown hydroponic herbs, produce, and floral products, which are distributed through major grocery stores throughout the East and Midwest regions of the U.S.

Cannabis Dispensary, Cultivation and Production

Either independently or in conjunction with third parties, the Company operates medical and adult use marijuana retail dispensaries, medical and adult use marijuana cultivation and production facilities in California and Nevada. The Company owns real property in Nevada on which the Company plans to build a medical marijuana grow facility. All of our retail dispensaries in California offer a broad selection of medical cannabis products including flowers, concentrates and edibles while our dispensaries in Nevada offer a broad selection of medical and adult use cannabis products including flowers, concentrates and edibles. The Company also produces and sells a line of medical cannabis flowers, as well as a line of medical cannabis-extracted products, which include concentrates, cartridges, vape pens and wax products.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Total asset amounts at December 31, 2017, 2016 and 2015 exclude intercompany receivable balances eliminated in consolidation.

	For the Year Ended December 31, 2017
	Herbs and Produce Products	Cannabis Dispensary, Cultivation and Production	Eliminations and Other	Total

Total Revenues	$5,701,233	$30,031,046	$68,565	$35,800,844
Cost of Goods Sold	5,211,658	25,112,113	-	30,323,771

Gross Profit	489,575	4,918,933	68,565	5,477,073

Selling, General and Administrative Expenses	3,123,037	10,843,210	11,390,844	25,357,091

Loss from Operations	(2,633,462)	(5,924,277)	(11,322,279)	(19,880,018)

Other Income (Expense):
Amortization of Debt Discount	-	-	(2,138,762)	(2,138,762)
Impairment of Property	-	-	(138,037)	(138,037)
Impairment of Intangibles	(757,467)	-	-	(757,467)
(Loss) Gain on Extinguishment of Debt	(18)	187	(7,144,457)	(7,144,288)
Loss on Fair Market Valuation of Derivatives	-	-	(3,494,550)	(3,494,550)
Interest (Expense) Income	-	110	(542,774)	(542,664)
Gain on Settlement of Contingent Consideration	-	4,991,571	-	4,991,571
Loss on Fair Market Valuation of Contingent Consideration	-	(4,426,047)	-	(4,426,047)

Total Other Income (Expense)	(757,485)	565,821	(13,458,580)	(13,650,244)

Loss Before Provision for Income Taxes	$(3,390,947)	$(5,358,456)	$(24,780,859)	$(33,530,262)

Total Assets at December 31, 2017	$5,847,286	$69,844,546	$22,495,967	$98,187,799

	For the Year Ended December 31, 2016
	Herbs and Produce Products	Cannabis Dispensary, Cultivation and Production	Eliminations and Other	Total

Total Revenues	$12,000,423	$13,207,327	$120,013	$25,327,763
Cost of Goods Sold	11,021,449	11,664,737	68,894	22,755,080

Gross Profit	978,974	1,542,590	51,119	2,572,683

Selling, General and Administrative Expenses	2,520,061	5,729,884	12,470,589	20,720,534
			.
Loss from Operations	(1,541,087)	(4,187,294)	(12,419,470)	(18,147,851)

Other Income (Expense):
Amortization of Debt Discount	-	-	(1,414,202)	(1,414,202)
Loss on Extinguishment of Debt	-	-	(5,382,813)	(5,382,813)
Loss from Derivatives Issued with Debt Greater than Debt Carrying Value	-	-	(1,487,500)	(1,487,500)
Loss on Fair Market Valuation of Derivatives	-	-	(1,844,500)	(1,844,500)
Interest Expense	-	-	(377,349)	(377,349)
Gain on Fair Market Valuation of Contingent Consideration	-	-	668,694	668,694

Total Other Income (Expense)	-	-	(9,837,670)	(9,837,670)

Loss Before Provision for Income Taxes	$(1,541,087)	$(4,187,294)	$(22,257,140)	$(27,985,521)

Total Assets at December 31, 2016	$7,064,697	$12,516,441	$56,597,592	$76,178,730

	For the Year Ended December 31, 2015
	Herbs and Produce Products	Cannabis Dispensary, Cultivation and Production	Eliminations and Other	Total

Total Revenues	$8,633,538	$1,207,424	$134,384	$9,975,346
Cost of Goods Sold	7,771,039	1,078,852	108,584	8,958,475

Gross Profit	862,499	128,572	25,800	1,016,871

Selling, General and Administrative Expenses	1,910,375	763,728	7,159,543	9,833,646
			.
Loss from Operations	(1,047,876)	(635,156)	(7,133,743)	(8,816,775)

Other Income (Expense):
Amortization of Debt Discount	-	-	(696,180)	(696,180)
Loss on Extinguishment of Debt	-	-	(619,444)	(619,444)
Loss from Derivatives Issued with Debt Greater than Debt Carrying Value	-	-	(561,000)	(561,000)
Gain on Fair Market Valuation of Derivatives	-	-	1,800,100	1,800,100
Interest Expense	-	-	(469,576)	(469,576)

Total Other Income (Expense)	-	-	(546,100)	(546,100)

Loss Before Provision for Income Taxes	$(1,047,876)	$(635,156)	$(7,679,843)	$(9,362,875)

Total Assets at December 31, 2015	$5,383,659	$1,671,966	$2,109,414	$9,165,039

NOTE 21 – LITIGATION AND CLAIMS

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for the Company’s financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there were no matters that required an accrual as of December 31, 2017 nor were there any asserted or unasserted material claims for which material losses are reasonably possible.

NOTE 22 – RELATED PARTY TRANSACTIONS

Except as described below, during the past fiscal year, there have been no transactions, whether directly or indirectly, between the Company and any of it’s respective officers, directors, beneficial owners of more than 5% of our outstanding Common Stock or their family members, that exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last completed fiscal year.

During the three months ended March 31, 2016, the Company’s subsidiary, IVXX, purchased raw materials totaling $16,076 from Black Oak, an entity in which the Company’s Chief Executive Officer then-held an ownership interest of 12% prior to the acquisition. On April 1, 2016, we acquired Black Oak and it became a wholly-owned subsidiary of the Company. There was no accounts receivable balance from Black Oak as of March 31, 2016. During the year ended December 31, 2017, all transactions between IVXX and Black Oak were eliminated in consolidation.

Prior to the acquisition of Black Oak, IVXX had historically not been charged any rent for use of the space where its extraction lab is located.

The Company leases the land in Belvidere, New Jersey, on which Edible Garden’s greenhouse structure is situated. The land is being leased from Whitetown Realty, LLC, an entity in which David Vande Vrede and Greda Vande Vrede own interests. David Vande Vrede and Greda Vande Vrede are the parents of one our directors, Kenneth Vande Vrede. The lease commenced on January 1, 2015 and expires December 31, 2029. The current monthly lease amount is $14,640 and increases 1.5% each calendar year.

Pursuant to an Independent Director Agreement dated June 9, 2016 by and between the Company and Steven J. Ross, the Company agreed to pay Mr. Ross $8,333 per month for a period of one year. The Company also issued to Mr. Ross an aggregate of 48,048 restricted shares of Common Stock, of which all of the shares vested on the date of appointment.

Pursuant to an Independent Director Agreement dated June 1, 2017 by and between the Company and Steven J. Ross, the Company agreed to pay Mr. Ross $10,000 per month for a period of one year. The Company also issued to Mr. Ross an aggregate of 72,727 restricted shares of Common Stock, of which all of the shares vested on the date of appointment.

Pursuant to an Independent Director Agreement dated November 15, 2017 by and between the Company and Alan Gladstone, the Company agreed to pay Mr. Gladstone $6,250 per month for a period of one year. The Company also issued to Mr. Gladstone an aggregate of 29,167 shares of the Company’s stock options, to be fully vested on the date of appointment.

On December 12, 2017 management entered into a lock-up agreement with Derek Peterson, the Company’s Chief Executive Officer and Chairman of the Board, subject to certain exceptions, not to sell any shares of the Company’s common stock for a period of one year from date of the lock-up agreement.

On May 7, 2013, Edible Garden entered into a letter agreement with Gro-Rite related to Edible Garden’s right to purchase and distribute a majority of Gro-Rite’s plant products. During the year ended December 31, 2017, the agreement is still in effect on a month to month basis. Gro-Rite is affiliated with one of our directors, Kenneth Vande Vrede. Edible Garden received a valuable strategic partnership through this letter agreement. The revenue under the agreement was not significant for the years ended December 31, 2017, 2016 and 2015.

On May 7, 2013, Edible Garden entered into a letter agreement with NB Plants related to Edible Garden’s right to purchase and distribute a majority of NB Plants’ plant products. NB Plants is affiliated with three of our directors, Kenneth Vande Vrede, Michael Vande Vrede, and Steven Vande Vrede, and another member of their family. Edible Garden receives a valuable strategic partnership through this letter agreement. This agreement was terminated as of December 31, 2016. For the years ended December 31, 2016 and 2015, the sales under this agreement of $7,649,125 and $6,166,927, respectively. There were no sales during the year ended December 31, 2017 as the agreement was terminated as of December 31, 2016.

Pursuant to the Krueger Independent Director Agreement dated November 2, 2015, the Company agreed to issue to Mr. Krueger an aggregate of 23,333 restricted shares of it’s Common Stock, to be fully vested on the date of appointment. The value of the 23,333 shares of Common Stock was equal to approximately $60,550.

NOTE 23 – SUBSEQUENT EVENTS

Equity Financing Facility

Subsequent to December 31, 2017, the Company issued 160,450 shares of common stock for cash in the amount of $750,000 pursuant to an equity financing with an accredited investor.

Subsequent to December 31, 2017, the Company issued a $5,000,000 convertible note to an accredited investor. The convertible note matures in July 2019 and accrues interest at a rate of 12.0% per year.

Subsequent to December 31, 2017, the Company obtained a $40,000,000 Security Purchase Agreement with an accredited investor. As of March 16, 2018, the Company issued one $5,000,000 convertible note to the accredited investor under this Security Purchase Agreement. The convertible note matures in September 2019 and accrues interest at 7.5% per year.

Debt and Interest Converted into Equity

Subsequent to December 31, 2017, senior convertible promissory notes and accrued interest in the amount of $9,400,000 and $84,613, respectively, were converted into 3,141,005 shares of common stock.

Option Issuances

Subsequent to December 31, 2017, the Company issued 800,000 options which vest quarterly over 3 years to various directors and executives.

Other Events

Throughout January 2018, various directors and executive management entered into lock-up agreements, subject to certain exceptions, not to sell any shares of the Company's common stock for a period of one year from their respective date of lock-up agreement.

On March 12, 2018, the Company notified the other party to the Tech Center Drive acquisition, See “Note 4 – Acquisitions” the amount to be adjusted from the shares held in escrow. The other party has thirty days from the date of notice to respond.

On March 12, 2018, the Company implemented 1-for-15 reverse stock split of the Company’s common stock (the “Reverse Stock Split”). The Reverse Stock Split became effective in the stock market upon commencement of trading on March 13, 2018. As a result of the Reverse Stock Split, every fifteen shares of the Company’s Pre-Reverse Stock Split common stock were combined and reclassified into one share of the Company’s common stock. No fractional shares were issued in connection with the Reverse Stock Split, and any fractional shares were rounded up to the nearest whole share. The number of shares of common stock subject to outstanding options, warrants and convertible securities were also reduced by a factor of fifteen as of March 13, 2018. All historical share and per share amounts reflected throughout consolidated financial statements have been adjusted to reflect the Reverse Stock Split. The authorized number of shares and the par value per share of the Company’s common stock were not affected by the Reverse Stock Split.

On December 6, 2017, the Company through Dyer, entered into an agreement to purchase real property for a purchase price of $11,000,000. On January 18, 2018, the Company closed on the acquisition of the real property.

In connection with the acquisition of the real property, on January 18, 2018 the Company entered into a loan agreement with an unrelated third party to lend the Company $6,500,000 for the purchase of the real property. The loan is collateralized by the real property. The Loan matures on the three-year anniversary of the closing date (January 18, 2018); provided that the Company may extend the maturity date by 12 months by delivering a notice to the lender at least 30 days before the stated maturity date. The Loan bears interest at the rate of 12% during the first 12 months, 12.5% during the second 12 months, 13% during the third 12 months, and 13.5% during any extension. The Company prepaid the first three (3) months of interest on the Loan and additional interest payments are due on the first day of each month starting on the fourth month after the Closing Date. The Company may prepay the loan, in whole or in part, at any time after the end of the third full month immediately following the closing date, without penalty or premium. At any time after an event of default, as defined in the loan agreement, the Company may elect to convert the then outstanding principal balance and interest due on the Loan into shares of common stock of the Company at a price based on commercially reasonable determinations, plus a default penalty of 130% of the principal balance and interest.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA TECH CORP.

Date: March 16, 2018	By:	/s/ Derek Peterson
Derek Peterson
Chief Executive Officer and Chairman of the Board

61

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Derek Peterson and Michael James, and each of them, as his true and lawful attorney-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K of Terra Tech Corp. for the fiscal year ended December 31, 2017, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, grant unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Power of Attorney has been signed by the following persons in the capacities and on the dates stated.

Date: March 16, 2018	By:	/s/ Derek Peterson
Derek Peterson
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: March 16, 2018	By:	/s/ Michael A. Nahass
Michael A. Nahass
President, Chief Operating Officer, Secretary, Treasurer, and Director

Date: March 16, 2018	By:	/s/ Steven J. Ross
Steven J. Ross
Director

Date: March 16, 2018	By:	/s/ Kenneth Vande Vrede
Kenneth Vande Vrede
Chief Agricultural Officer and Director

Date: March 16, 2018	By:	/s/ Michael James
Michael James
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

Date: March 16, 2018	By:	/s/ Alan Gladstone
Alan Gladstone
Director

62