Form 10-Q
period 2018-03-31
Terra Tech Corp.
filed 2018-05-10
CIK 1451512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

As of May 3, 2018, there were 68,347,901 shares of common stock outstanding, 8 shares of Series A Preferred Stock, convertible at any time into 8 shares of common stock, 0 shares of Series B Preferred Stock, 1,022,306 shares of common stock issuable upon the exercise of all of our outstanding warrants and 763,663 shares of common stock issuable upon the exercise of all vested options.

TERRA TECH CORP.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED MARCH 31, 2018

TERRA TECH CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS

Current Assets:
Cash	$4,510,769	$5,445,582
Accounts Receivable	722,929	959,698
Notes Receivable	5,964,204	5,010,143
Inventory	4,772,158	5,760,019
Prepaid Expenses and Other Current Assets	1,581,555	1,067,689

Total Current Assets	17,551,615	18,243,131

Property, Equipment and Leasehold Improvements, Net	33,343,257	19,191,616
Intangible Assets, Net	27,166,459	27,773,110
Goodwill	28,921,260	28,921,260
Other Assets	861,842	4,058,682

TOTAL ASSETS	$107,844,433	$98,187,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current Liabilities:
Accounts Payable and Accrued Expenses	$4,840,730	$5,444,710
Derivative Liabilities	4,059,400	9,331,400

Total Current Liabilities	8,900,130	14,776,110

Long-Term Liabilities:
Long-Term Debt, Net of Discounts	13,232,818	6,609,398

Total Long-Term Liabilities	13,232,818	6,609,398

Total Liabilities	22,132,948	21,385,508

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock, Convertible Series A, Par Value $0.001:
100 Shares Authorized as of March 31, 2018 and December 31, 2017; 8 Shares Issued and Outstanding as of March 31, 2018 and December 31, 2017	-	-
Preferred Stock, Convertible Series B, Par Value $0.001:
49,999,900 Shares Authorized as of March 31, 2018 and December 31, 2017; 0 Shares Issued and Outstanding as of March 31, 2018 and December 31, 2017	-	-
Common Stock, Par Value $0.001:
990,000,000 Shares Authorized as of March 31, 2018 and December 31, 2017; 65,344,816 and 61,818,560 Shares Issued and Outstanding as of March 31, 2018 and December 31, 2017, respectively	65,345	61,819
Additional Paid-In Capital	200,222,380	181,357,715
Accumulated Deficit	(115,580,522)	(105,548,602)

Total Terra Tech Corp. Stockholders’ Equity	84,707,203	75,870,932
Non-Controlling Interest	1,004,282	931,359

Total Stockholders’ Equity	85,711,485	76,802,291

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$107,844,433	$98,187,799

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017

Total Revenues	$8,615,366	$6,824,456
Cost of Goods Sold	6,967,926	6,465,393

Gross Profit	1,647,440	359,063

Selling, General and Administrative Expenses	8,422,548	6,386,300

Loss from Operations	(6,775,108)	(6,027,237)

Other Income (Expense):
Amortization of Debt Discount	(468,317)	(610,616)
Loss on Extinguishment of Debt	(4,731,246)	(1,039,458)
Gain on Fair Market Valuation of Derivatives	2,281,000	1,610,750
Interest Expense, Net	(259,621)	(157,833)
Loss on Fair Market Valuation of Contingent Consideration	-	(4,348,761)

Total Other Income (Expense)	(3,178,184)	(4,545,918)

Net Loss	(9,953,292)	(10,573,155)
Net Income (Loss) Attributable to Non-Controlling Interest	78,628	(461,167)

NET LOSS ATTRIBUTABLE TO TERRA TECH CORP.	$(10,031,920)	$(10,111,988)

Net Loss Per Common Share Attributable to Terra Tech Corp. Common Stockholders – Basic and Diluted	$(0.16)	$(0.27)

Weighted-Average Number of Common Shares Outstanding – Basic and Diluted	64,711,660	37,818,109

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(9,953,292)	$(10,573,155)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Gain on Fair Market Valuation of Derivatives	(2,281,000)	(1,610,750)
Loss on Fair Market Valuation of Contingent Consideration	-	4,348,761
Cancellation of Shares Issued	(117,831)	-
Loss on Extinguishment of Debt	4,731,246	1,039,458
Amortization of Debt Discount	468,317	610,616
Interest Income Accreted	(68,061)	-
Depreciation and Amortization	1,137,221	892,598
Warrants Issued with Common Stock and Debt	-	107,035
Stock Issued for Interest Expense	-	129,639
Stock Issued for Compensation	288,450	1,061,506
Stock Issued for Director Fees	-	37,500
Stock Issued for Services	16,692	145,011
Stock Option Compensation	474,198	47,589
Changes in Operating Assets and Liabilities:
Accounts Receivable	236,769	328,510
Inventory	987,861	(208,527)
Prepaid Expenses and Other Current Assets	(864,938)	(1,155,891)
Other Assets	(203,160)	(228,795)
Accounts Payable and Accrued Expenses	(519,369)	1,274,929

NET CASH USED IN OPERATING ACTIVITIES	(5,666,897)	(3,753,966)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of Note Receivable	(886,000)	-
Purchase of Property, Equipment and Leasehold Improvements	(4,682,211)	(523,740)

NET CASH USED IN INVESTING ACTIVITIES	(5,568,211)	(523,740)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Notes Payable	10,000,000	3,000,000
Cash Paid for Debt Discount	(495,000)	-
Proceeds from Issuance of Common Stock, Warrants and Common Stock Subscribed	750,000	1,700,000
Proceeds from Exercise of Warrants	51,000	-
Cash (Distribution) Contribution from Non-Controlling Interest	(5,705)	80,834

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,300,295	4,780,834

NET CHANGE IN CASH	(934,813)	503,128
Cash at Beginning of Period	5,445,582	9,749,572

CASH AT END OF PERIOD	$4,510,769	$10,252,700

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:

Purchase of Land and Building with a Mortgage	$6,500,000	$-
Fair Value of Debt Discount and Derivative Liability Recorded	$6,440,000	$-
Issuance of Common Stock for Debt and Interest Expense	$17,180,837	$3,688,963
Derivative Debt Converted into Equity	$-	$2,770,650
Claw back of Escrow Shares From The Tech Center Drive Asset Acquisition	$351,072	$-
Issuance of Common Stock for Other Assets	$100,000	$-
Fair Value of Warrants Issued for Debt Discount	$475,917	$-
Deposits Applied to the Purchase of Property	$3,500,000	$-

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

The Company is a vertically integrated retail, production and cultivation company, with an emphasis on providing the highest quality of medical and adult use cannabis products. The Company also holds an exclusive patent on an organic antioxidant rich Superleaf lettuce and sells living herbs that are grown using classic Dutch hydroponic farming methods.

The Company has a presence in three states (California, Nevada and New Jersey), and currently has cannabis operations in California and Nevada. All of the Company’s cannabis dispensaries operate under the name Blüm. The Company’s cannabis dispensaries offer a broad selection of medical and adult use cannabis products including flowers, concentrates and edibles.

On March 12, 2018, the Company implemented a 1-for-15 reverse stock split of the Company’s common stock (the “Reverse Stock Split”). The Reverse Stock Split became effective in the stock market upon commencement of trading on March 13, 2018. As a result of the Reverse Stock Split, every fifteen shares of the Company’s Pre-Reverse Stock Split common stock were combined and reclassified into one share of the Company’s common stock. The number of shares of common stock subject to outstanding options, warrants and convertible securities were also reduced by a factor of fifteen as of March 13, 2018. All historical share and per share amounts reflected throughout unaudited consolidated financial statements have been adjusted to reflect the Reverse Stock Split. The authorized number of shares and the par value per share of the Company’s common stock were not affected by the Reverse Stock Split.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Securities Exchange Commission (“SEC”) Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933, and reflect the accounts and operations of the Company and those of our subsidiaries in which we have a controlling financial interest. In accordance with the provisions of FASB or ASC 810, “Consolidation”, we consolidate any variable interest entity (“VIE”), of which we are the primary beneficiary. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. We do not consolidate a VIE in which we have a majority ownership interest when we are not considered the primary beneficiary. We have determined that we are the primary beneficiary of certain VIEs. We evaluate our relationships with all the VIEs on an ongoing basis to reassess if we continue to be the primary beneficiary.

All intercompany accounts and transactions have been eliminated in consolidation. Accordingly, the accompanying interim unaudited consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the unaudited consolidated financial position of the Company as of March 31, 2018, the unaudited consolidated results of operations for the three months ended March 31, 2018 and 2017, and the unaudited consolidated results of cash flows for the three months ended March 31, 2018 and 2017 have been included. These interim unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s most recent Annual Report on Form 10-K filed with the SEC. The December 31, 2017 balances reported herein are derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 16, 2018. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

Non-Controlling Interest

Non-controlling interest is shown as a component of stockholders’ equity on the consolidated balance sheets and the share of income (loss) attributable to non-controlling interest is shown as a component of income (loss) in the consolidated statements of operations.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of total net revenue and expenses in the reporting periods. The Company regularly evaluates estimates and assumptions related to revenue recognition, allowances for doubtful accounts, sales returns, inventory valuation, stock-based compensation expense, goodwill and purchased intangible asset valuations, derivative liabilities, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results the Company experiences may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not affect net loss or stockholders’ equity.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers and all the related amendments, which are also codified into Accounting Standards Codification (ASC) 606. The Company elected to adopt this guidance using the modified retrospective method. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations. The Company did not restate prior period information for the effects of the new standard, nor did the Company adjust the opening balance of its’ retained deficit to account for the implementation of the new requirements of this standard. The Company does not expect the adoption of this guidance to have a material effect on its’ results of operations in future periods.

Under the new standard, the Company recognizes a sale as follows:

Cannabis Dispensary, Cultivation and Production

The Company recognizes revenue from manufacturing and distribution product sales when our customers obtain control of our products. Revenue from our retail dispensaries is recorded at the time customers take possession of the product. Revenue from our retail dispensaries is recognized net of discounts, rebates, promotional adjustments, price adjustments and returns, and net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority. Upon purchase, the Company has no further performance obligations and collection is assured as sales are paid for at time of purchase.

Revenue related to distribution customers is recorded when the customer is determined to have taken control of the product. That determination is based on the customer specific terms of the arrangement and gives consideration to factors including, but not limited to, whether the customer has an unconditional obligation to pay, whether a time period or event is specified in the arrangement and whether the Company can mandate the return or transfer of the products. Recorded revenue is net of any discounts, rebates, promotional adjustments and returns, and net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority.

Herbs and Produce Products

The Company recognizes revenue from products grown in its greenhouses net of variable consideration such as estimated returns upon delivery of the product to the customer at which time control passes to the customer. Upon transfer of control, the Company has no further performance obligations.

For sales for which the Company uses an outside grower, the Company evaluates whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. The evaluation considers whether the Company takes control of the products of the outside grower, whether it has the ability to direct the outside grower to provide the product to the customer on its behalf or whether it combines products from the outside grower with its own goods and services to provide the products to the customer.

In evaluating whether it takes control of the products of the outside grower, the Company considers whether it has primary responsibility for fulfilling the promise to provide the products, whether the Company is subject to inventory risk related to the products and whether it has the ability to set the selling prices for the products.

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

FASB ASU No. 2016-02 (Topic 842), “Leases” – Issued in February 2016, ASU No. 2016-02 will require entities to recognize right-of-use assets and lease liabilities on the balance sheet for the rights and obligations created by all leases, including operating leases, with terms of more than 12 months. The new standard also requires additional disclosures on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. The new standard will be effective for the Company on January 1, 2019. Early adoption is permitted. The Company is in the process of evaluating the impact the adoption of this standard will have on its statements and related disclosures.

NOTE 3 – CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company sources cannabis products for retail, cultivation and production from various vendors. However, as a result of the new regulations in the State of California, the Company’s California retail, cultivation and production operations must use vendors licensed by the State effective January 1, 2018. As a result, the Company will be dependent upon the licensed vendors in California to supply products as of that date. If the Company is unable to enter into a relationship with sufficient members of properly licensed vendors, the Company's sales may be impacted. During the three months ended March 31, 2018 and 2017, we did not have any concentration of vendors for inventory purchases. However, this may change depending on the number of vendors who receive appropriate licenses to operate in the State of California.

NOTE 4 – VARIABLE INTEREST ENTITY ARRANGEMENTS

The Company has shared interest in the two entities, MediFarm I and MediFarm I RE, with another investor for the operation of a cultivation operation and dispensary in Nevada. The entities are considered to be VIE’s and the Company is considered to be the primary beneficiary by reference to the power and benefits criterion under ASC 810, “Consolidation.” The Company has reviewed the provisions within the operating agreements and other factors which would grant the Company the power to manage and make decisions that affect the operation of these VIEs.

As the primary beneficiary of MediFarm I and MediFarm I RE, the Company consolidates the accounts and operations of these entities. All intercompany transactions are eliminated in the unaudited consolidated financial statements.

The aggregate carrying values of MediFarm I and MediFarm I RE assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows (in thousands):

	March 31,	December 31,
	2018	2017
Current Assets:
Cash	$536,175	$409,029
Accounts Receivable, Net	5,707	-
Inventory	478,972	232,231
Prepaid Expenses and Other Current Assets	267,842	302,186
Total Current Assets	1,288,696	943,446
Property, Equipment and Leasehold Improvements, Net	1,906,395	1,965,103

TOTAL ASSETS	$3,195,091	$2,908,549

Current Liabilities:
Accounts Payable and Accrued Expenses	231,845	319,853

TOTAL LIABILITIES	$231,845	$319,853

NOTE 5 – NOTES RECEIVABLE

On October 26, 2017, the Company entered into agreements with NuLeaf Sparks Cultivation, LLC and NuLeaf Reno Production, LLC (“NuLeaf”) to build and operate cultivation and production facilities for our IVXX brand of cannabis products in Nevada. The agreements are subject to approval by the State of Nevada. As part of the agreements the Company made convertible loans at the time of the agreement of $4.5 million in aggregate to the NuLeaf entities bearing an interest rate of 6% per annum. If the agreements are not approved by May 2018, the notes receivable are due in equal quarterly payments beginning August 2018. See Note 16 – “Subsequent Events” for amendment to the maturity date of the note. The convertible loans will automatically convert into a 50% ownership in the NuLeaf entities upon approval by the State of Nevada which is expected to be in the second quarter of 2018. The notes receivable, including accrued interest, due to the Company as of March 31, 2018 and December 31, 2017 is $5,964,204 and $5,010,143, respectively.

NOTE 6 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment, and leasehold improvements, net consists of the following:

	March 31,	December 31,
	2018	2017

Land and Building	$20,719,158	$9,047,201
Furniture and Equipment	3,579,954	3,553,587
Computer Hardware and Software	602,098	486,176
Leasehold Improvements	9,324,686	9,316,665
Construction in Progress	4,064,491	1,204,547

Subtotal	38,290,387	23,608,176
Less Accumulated Depreciation	(4,947,130)	(4,416,560)

Property, Equipment and Leasehold Improvements, Net	$33,343,257	$19,191,616

Depreciation expense related to property, equipment and leasehold improvements for the three months ended March 31, 2018 and 2017 was $530,570 and $463,073, respectively.

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following:

	March 31,	December 31,
	2018	2017
Senior convertible promissory note dated August 21, 2017, issued to accredited investors, which matures February 21, 2019 and bears interest at a rate of 12% per annum. The conversion price is $4.50, subject to adjustment. The balance of the note and accrued interest was converted into common stock in January 2018.	$-	$640,010
Senior convertible promissory note dated December 26, 2017, issued to accredited investors, which matures June 26, 2019 and bears interest at a rate of 12% per annum. The conversion price is $4.50, subject to adjustment. The balance of the note and accrued interest was converted into common stock in January 2018.	-	1,469,388
Promissory note dated November 22, 2017, issued for the purchase of real property. Matures December 1, 2020, with an option to extend the maturity date 1 year. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter up to 13.5%.	4,500,000	4,500,000
Promissory note dated January 18, 2018, issued for the purchase of real property. Matures February 1, 2021, with an option to extend the maturity date 1 year. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter up to 13.5%.	6,160,001	-
Senior convertible promissory note dated January 25, 2018, issued to accredited investors under the 2017 Master Securities Purchase and Convertible Promissory Notes Agreement, which matures July 25, 2019 and bears interest at a rate of 12% per annum. The conversion price is $6.00, subject to adjustment.	916,867	-
Senior convertible promissory note dated March 12, 2018, issued to accredited investors under the 2018 Master Securities Purchase and Convertible Promissory Notes Agreement, which matures September 12, 2019 and bears interest at a rate of 7.5% per annum. The conversion price is $4.50, subject to adjustment.	1,655,950	-

Long-Term Debt, Net of Discounts	$13,232,818	$6,609,398

Total debt as of March 31, 2018 and December 31, 2017 was $13,232,818 and $6,609,398, respectively, net of unamortized debt discount of $5,267,182 and $4,790,601, respectively. The senior convertible promissory notes are secured by shares of common stock. There was accrued interest payable of $41,459 and $21,767 as of March 31, 2018 and December 31, 2017, respectively. See “Note 16 – Subsequent Events” for additional disclosure regarding changes in notes payable subsequent to March 31, 2018.

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt, including the unamortized debt discounts of $5,267,182, are as follows:

	Nine Months Ending December 2018	Year Ending December 31,
		2019	2020	2021	2022	2023 and thereafter	Total
Total Debt	$-	$2,572,817	$4,500,000	$6,160,001	$-	$-	$13,232,818

Promissory Notes

On January 18, 2018, the Company entered into a $6,500,000 promissory note for the purchase of land and a building in California with a third-party creditor. As part of the closing of the purchase of land, the Company issued warrants with a value of approximately $164,000 and paid a cash fee of $195,000. The unamortized balance as of March 31, 2018 was $339,999. The warrants and cash fee were recorded as a debt discount. The promissory note is collateralized by the land and building purchased and matures on February 1, 2021. The interest rate for the first year is 12.0% and increases 0.5% per year, up to 13.5%, through 2021. Payments of interest only are due monthly. The full principle balance and accrued interest are due at maturity.

2018 Master Securities Purchase and Convertible Promissory Notes Agreement

In March 2018, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company sells to the accredited investor Senior Convertible Promissory Notes. During the period ended March 31, 2018, the Company issued one 7.5% convertible note for an aggregate value of $5,000,000. As of March 31, 2018, $5,000,000 gross of the unamortized debt discount of $3,344,050 remains due. There were no fees or expenses deducted from the net proceeds received by the Company in the offerings. The Company paid $150,000 in cash and issued approximately $116,000 of warrants in connection with the notes. The cash fee and warrant was recorded as a debt discount.

For each note issued under the Master Securities Purchase Agreement, the principal and interest due and owed under the note is convertible into shares of Common Stock at any time at the election of the holder at a conversion price per share equal to the lower of (i) the original conversion price as defined in each note issuance or (ii) 87% of the average of the two lowest daily volume weighted average price of the Common Stock in the thirteen (13) trading days prior to the conversion date (“Conversion Price”), which Conversion Price is subject to adjustment for (i) stock splits, stock dividends, combinations, or similar events and (ii) full ratchet anti-dilution protection. Upon certain events of default, the conversion price will automatically become 70% of the average of the three (3) lowest volume weighted average prices of the Common Stock in the twenty (20) consecutive trading days prior to the conversion date for so long as such event of default remains in effect.

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

The Company may prepay in cash any portion of the outstanding principal amount of the notes and any accrued and unpaid interest by, upon ten (10) days’ written notice to the holder, paying an amount equal to (i) 110% of the sum of the then-outstanding principal amount of the notes plus accrued but unpaid interest, if the prepayment date is within 90 days of the issuance date of the notes; (ii) 115% of the sum of the then-outstanding principal amount plus accrued but unpaid interest, if the prepayment date is between 91 days and 180 days of the issuance date of the notes; or (iii) 125% of the sum of the then-outstanding principal amount of the notes plus accrued but unpaid interest, if the prepayment date is after 180 days of the issuance date of the notes.

2017 Master Securities Purchase and Convertible Promissory Notes Agreement

The Company has a Securities Purchase Agreement with an accredited investor pursuant to which the Company sells to the accredited investor Senior Convertible Promissory Notes. During the year ended December 31, 2017, the Company issued five 12% convertible notes for an aggregate value of $20,000,000 due at various dates through June 2019. Of the $20,000,000 convertible notes issued during 2017, the Company converted $13,100,000 of the convertible notes into shares of the Company’s common stock during the year ended December 31, 2017. As of December 31, 2017, $6,900,000 gross of the unamortized debt discount of $4,790,602 remained due. During the period ended March 31, 2018, the convertible notes outstanding as of December 31, 2017 were all converted in January 2018. During the period ended March 31, 2018, the Company issued one 12% convertible note for an aggregate value of $5,000,000. Of the $5,000,000 convertible note issued during 2018, the Company converted $2,500,000 of the convertible note during the period ended March 31, 2018. As of March 31, 2018, $2,500,000 gross of the unamortized debt discount of $1,583,133 remains due. There were no fees or expenses deducted from the net proceeds received by the Company in the offerings. The Company paid $150,000 in cash and issued approximately $196,000 of warrants in connection with the notes. The cash fee and warrants issued were recorded as a debt discount.

Conversion of Notes Payable and Related Loss on Extinguishment of Debt

During the three months ended March 31, 2018 and 2017, the Company converted debt and accrued interest into 3,133,025 and 1,805,406 shares of the Company’s common stock, respectively. The value of the common stock issued in conversion of debt are detailed below.

The table below details the conversion of the notes payable into equity and the loss on extinguishment of debt for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Fair market value of common stock issued upon conversion	$17,180,837	$5,014,661
Principal amount of debt converted	(9,400,000)	(3,559,324)
Accrued interest converted	(84,612)	(129,639)
Fair value of derivative at conversion date	(9,431,000)	(2,770,650)
Debt discount value at conversion date	6,466,021	2,484,410
Loss on extinguishment of debt	$4,731,246	$1,039,458

NOTE 8 – FAIR VALUE MEASUREMENTS

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of the dates indicated:

	Fair Value at March 31,	Fair Value Measurement Using
Description	2018	Level 1	Level 2	Level 3

Derivative Liabilities – Conversion Feature	$4,059,400	$-	$-	$4,059,400

	$4,059,400	$-	$-	$4,059,400

	Fair Value at December 31,	Fair Value Measurement Using
Description	2017	Level 1	Level 2	Level 3

Derivative Liabilities – Conversion Feature	$9,331,400	$-	$-	$9,331,400

	$9,331,400	$-	$-	$9,331,400

The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Balance at December 31, 2017	$9,331,400

Change in Fair Market Value of Conversion Feature	(2,281,000)
Derivative Debt Converted into Equity	(9,431,000)
Fair Value of Derivative Liability Recorded Upon Issuance of Convertible Debt	6,440,000

Balance at March 31, 2018	$4,059,400

The Company estimates the fair value of the derivative liabilities using the Black-Scholes-Merton option pricing model using the following assumptions for issuances during the period ended:

	March 31,	March 31,
	2018	2017

Stock Price	$2.52 - $6.90	$3.81 - $5.04
Conversion and Exercise Price	$2.06 - $6.60	$2.06 - $6.60
Annual Dividend Yield	-	-
Expected Life (Years)	1.12 - 2.66	0.70 - 3.42
Risk-Free Interest Rate	1.77% - 2.27%	1.05% - 2.50%
Expected Volatility	62.36% - 134.84%	61.88% - 123.56%

Volatility is based on historical volatility of our common stock. Historical volatility was computed using weekly pricing observations for our common stock that correspond to the expected term. This method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants and conversion features.

No financial assets were measured on a recurring basis as of March 31, 2018 and December 31, 2017.

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

Non-financial assets, such as property, equipment and leasehold improvements, goodwill, and intangible assets, are required to be measured at fair value only when an impairment loss is recognized.

NOTE 9 – TAX EXPENSE

For the three months ended March 31, 2018 and 2017, the Company had no income tax expense (benefit).

The components of deferred income tax assets and (liabilities) are as follows:

	March 31,	December 31,
	2018	2017
Deferred Income Tax Assets:
Net Operating Losses	$9,293,518	$8,023,000

	9,293,518	8,023,000
Deferred Income Tax Liabilities:
Depreciation	(939,256)	(850,000)

Total	8,354,262	7,173,000
Valuation Allowance	(8,354,262)	(7,173,000)

Net Deferred Tax	$-	$-

The U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affects revaluation of deferred tax assets and liabilities to reflect the federal tax rate reduction from 35.0% to 21.0%.

For the three months ended March 31, 2018 and 2017, the Company had subsidiaries that produced and sold cannabis or cannabis pure concentrates, subjecting the Company to the limits of Internal Revenue Code (“IRC”) Section 280E. Pursuant to IRC Section 280E, the Company is allowed only to deduct expenses directly related to sales of product. The State of California does not conform to IRC Section 280E and, accordingly the Company is allowed to deduct all operating expenses on its California income tax returns. As the Company files consolidated federal income tax returns, the taxable income generated from its subsidiaries subject to IRC Section 280E has been offset by losses generated by operations not subject to IRC Section 280E. During 2017, Company amended income tax returns of our subsidiary Black Oak Gallery, a California Corporation (“Black Oak”) for the periods prior to acquisition, which resulted in a net tax refund in 2017.

Permanent tax differences include ordinary and necessary business expenses deemed by the Company as non-allowable deductions under IRC Section 280E; non-deductible expenses for interest, derivatives and warrant expense related to debt financings and non-deductible losses related to various acquisitions.

As of March 31, 2018 and December 31, 2017, the Company had net operating loss carryforwards of approximately $30,273,379 and $26,333,000, respectively, which, if unused, will expire beginning in the year 2034. These tax attributes are subject to an annual limitation from equity shifts, which constitute a change of ownership as defined under IRC Section 382, which will limit their utilization. The Company has assessed the effect of these limitations and does not believe these losses to be substantially limited. The Company also has deferred tax liabilities from the excess carrying amounts of the basis of depreciable assets for financial reporting purposes.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred through the three months ended March 31, 2018. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of March 31, 2018, a valuation allowance of has been recorded against all net deferred tax assets as these assets are more likely than not to be unrealized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. All tax years from 2013 to 2016 are subject to examination.

NOTE 10 – EQUITY

Common Stock

During the three months ended March 31, 2018, senior secured convertible promissory notes and accrued interest in the amount of $17,180,837 were converted into 3,133,025 shares of common stock.

During the three months ended March 31, 2018, the Company sold 160,430 shares of common stock for the net amount of $750,000 pursuant to an equity financing facility with an accredited investor.

During the three months ended March 31, 2018, the Company cancelled 24,510 shares of common stock valued at $117,831, issued 6,410 shares of common stock for services performed in the amount of $16,692 and issued 81,506 shares of common stock for compensation in the amount of $288,446.

During the three months ended March 31, 2018, the Company issued 197,125 shares of common stock for cashless and cash exercises of warrants. The cash received from the cash exercise of warrants was $51,000.

During the three months ended March 31, 2018, the Company purchased an asset worth $300,000. $100,000 was paid in cash during March 2018, the remaining $200,000 was to be paid by issuing 53,332 shares of the Company’s common stock. The Company issued 26,666 shares of the 53,332 shares. The remaining 26,666 shares of common stock due was issued in April 2018.

As part of the stock split in March 2018, the Company issued 46,687 shares of common stock to round up fractional shares to all shareholders of the Company.

As part of the acquisition of Tech Center Drive in September 2017, the Company issued shares held in escrow which were to be paid six months after the acquisition date subject to any amounts to be withheld related to working capital type adjustments. As a result of the working capital adjustments, in March 2018, approximately $351,000 on the six month anniversary date, the Company withheld and cancelled 101,083 shares.

NOTE 11 – STOCK-BASED COMPENSATION

2016 Equity Incentive Plan

In the first quarter of 2016, the Company adopted the 2016 Equity Incentive Plan. The following table contains information about the 2016 Equity Incentive Plan as of March 31, 2018:

	Awards Reserved for Issuance	Awards Issued	Awards Available for Grant

2016 Equity Incentive Plan	30,000,000	1,977,732	28,022,268

Stock Options

The following table summarizes the Company’s stock option activity and related information for the three months ended March 31, 2018:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options

Options Outstanding as of Janury 1, 2018	1,177,732	$2.17

Options Granted	800,000	$4.41
Options Exercised	-	$-
Options Forfeited	-	$-
Options Expired	-	$-
Options Outstanding as of March 31, 2018	1,977,732	$3.08	9.1 Years	$522,600
Options Exercisable as of March 31, 2018	659,774	$2.20	8.5 Years	$391,950

The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price of $2.52 on March 31, 2018 and the exercise price of options, multiplied by the number of options. As of March 31, 2018, there was $4,239,445 total unrecognized stock-based compensation. Such costs are expected to be recognized over a weighted-average period of approximately 1.98 years.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following assumptions were used to calculate stock-based compensation for issuances during the period ended March 31, 2018. There were no stock options issued during the period ended March 31, 2017.

March 31,
2018
Expected Term (years)	6.5 Years
Volatility	127.9-128.0%
Risk-Free Interest Rate	2.5-2.7%
Dividend Yield	0%

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

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted grants of common stock to employees, directors and non-employee consultants in the consolidated statement of operations which are included in selling, general and administrative expenses:

	For the Three Months Ended
	March 31, 2018		March 31, 2017
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense	Number of Shares or Options Granted	Stock-Based Compensation Expense

Stock Options	800,000	$474,198	-	$47,589

Stock Grants:
Employees (Common Stock)	81,506	288,450	6,667	26,100
Employees (Series B Preferred Stock)	-	-	40,000	1,035,406
Directors (Common Stock)	-	-	8,333	37,500
Non–Employee Consultants (Common Stock)	6,410	16,692	31,176	145,011

Total Stock–Based Compensation Expense		$779,340		$1,291,606

NOTE 12 – WARRANTS

The Company has the following shares of common stock reserved for exercise of the warrants outstanding as of March 31, 2018:

	Shares	Weighted-Average Exercise Price

Warrants Outstanding as of January 1, 2018	1,191,367	$2.85
Warrants Exercised	(283,697)	$2.17
Warrants Granted	114,636	$4.05
Warrants Expired	-	$-
Warrants Outstanding as of March 31, 2018	1,022,306	$3.80

The following weighted-average assumptions were used to calculate the fair value of warrants issued in during the period ended March 31, 2018 and 2017 using the Black Scholes option pricing model:

	March 31,	March 31,
	2018	2017
Stock Price on Date of Grant	$3.75	$4.94
Exercise Price	$4.05	$3.74
Volatility	120.71%	140.09%
Term	5-Years	5-Years
Risk-Free Interest Rate	2.49%	2.24%
Expected Dividend Rate	0%	0%

There were no warrants recognized as an expense for the three months period ended March 31, 2018. Warrant expense of $107,035 was recorded during the three months ended March 31, 2017. For the three months ended March 31, 2018, $475,917 of warrants were issued in connection with debt and recorded as a debt discount. For the period ended March 31, 2017, there were no warrants issued in connection with debt and recorded as a debt discount.

NOTE 13 –COMMITMENTS AND CONTINGENCIES

California Operating Licenses

Effective January 1, 2018 the State of California allowed for adult use cannabis sales. California’s cannabis licensing system is being implemented in two phases. First, beginning on January 1, 2018, the State began issuing temporary licenses that expired on May 1, 2018 for retail and distribution permits and will expire on May 20, 2018 for cultivation permits. In April 2018, the State issued an extension for the retail and distribution permits, which will expire in July 2018 and August 2018, respectively. The Company’s prior licenses obtained from the local jurisdictions it operated in have been continued by such jurisdictions and are necessary to obtain state licensing. The Company has received a temporary license for each local jurisdiction which it had active operations. The temporary permits may be extended for an additional period of time. The Company submitted its applications for the annual permits in April 2018. Although the Company believes it will receive the necessary licenses from the State to conduct its business in a timely fashion, there is no guarantee the Company will be able to do so and any failure to do so may have a negative effect on its business and results of operations.

Although the possession, cultivation and distribution of marijuana for medical and adult use is permitted in California and Nevada, marijuana is a Schedule-I controlled substance and its use remains a violation of federal law. Since federal law criminalizing the use of marijuana preempts state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in our inability to proceed with our business plan, especially in respect of our marijuana cultivation, production and dispensaries. In addition, our assets, including real property, cash, equipment and other goods, could be subject to asset forfeiture because marijuana is still federally illegal.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Total asset amounts at March 31, 2018 and March 31, 2017 exclude intercompany receivable balances eliminated in consolidation.

	For the Three Months Ended March 31, 2018 (Unaudited)
	Herbs and Produce Products	Cannabis Dispensary, Cultivation and Production	Eliminations and Other	Total

Total Revenues	$1,283,901	$7,314,554	$16,911	$8,615,366
Cost of Goods Sold	1,263,117	5,704,809	-	6,967,926

Gross Profit	20,784	1,609,745	16,911	1,647,440

Selling, General and Administrative Expenses	942,367	4,003,707	3,476,474	8,422,548

Loss from Operations	(921,583)	(2,393,962)	(3,459,563)	(6,775,108)

Other Income (Expense):
Amortization of Debt Discount	-	-	(468,317)	(468,317)
Loss on Extinguishment of Debt	-	-	(4,731,246)	(4,731,246)
Gain on Fair Market Valuation of Derivatives	-	-	2,281,000	2,281,000
Interest Expense	-	(397)	(259,224)	(259,621)

Total Other Income (Expense)	-	(397)	(3,177,787)	(3,178,184)

Loss Before Provision for Income Taxes	$(921,583)	$(2,394,359)	$(6,637,350)	$(9,953,292)

Total Assets at March 31, 2018	$6,086,415	$72,403,323	$29,354,695	$107,844,433

	For the Three Months Ended March 31, 2017 (Unaudited)
	Herbs and Produce Products	Cannabis Dispensary, Cultivation and Production	Eliminations and Other	Total

Total Revenues	$917,143	$5,887,038	$20,275	$6,824,456
Cost of Goods Sold	969,815	5,495,578	-	6,465,393

Gross Profit	(52,672)	391,460	20,275	359,063

Selling, General and Administrative Expenses	659,063	2,627,005	3,100,232	6,386,300
			.
Loss from Operations	(711,735)	(2,235,545)	(3,079,957)	(6,027,237)

Other Income (Expense):
Amortization of Debt Discount	-	-	(610,616)	(610,616)
Loss on Extinguishment of Debt	-	-	(1,039,458)	(1,039,458)
Gain on Fair Market Valuation of Derivatives	-	-	1,610,750	1,610,750
Interest Expense	-	-	(157,833)	(157,833)
Loss on Fair Market Valuation of Contingent Consideration	-	(4,348,761)	-	(4,348,761)

Total Other Income (Expense)	-	(4,348,761)	(197,157)	(4,545,918)

Loss Before Provision for Income Taxes	$(711,735)	$(6,584,306)	$(3,277,114)	$(10,573,155)

Total Assets at March 31, 2017	$7,133,499	$59,367,012	$11,077,191	$77,577,702

NOTE 15 – LITIGATION AND CLAIMS

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for the Company’s financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there were no matters that required an accrual as of March 31, 2018 nor were there any asserted or unasserted material claims for which material losses are reasonably possible.

On April 11, 2018, the Company filed a lawsuit in the United States District Court, Central District of California against Kenneth VandeVrede, Michael VandeVrede, Steven VandeVrede, Daniel VandeVrede, Greda VandeVrede, Beverly Willekes, Brian VandeVrede, Gro-Rite, Inc. (“Gro-Rite”) and Naturally Beautiful Plant Products, LLC (“Naturally Beautiful”) alleging breach of contract, breach of fiduciary duties, conversion, fraud, breach of covenant of good faith and fair dealing, misappropriation of trade secrets, and conspiracy related to, among other things, the Share Exchange Agreement, dated as of April 24, 2013 among the Company, the Company’s wholly-owned subsidiary, Edible Garden Corp. (“Edible Garden”), and the individual defendants (the “Share Exchange Agreement”). The Company is seeking monetary damages, including attorneys’ fees and expenses, return of shares of the Company’s common stock issued to the individual defendants under the Share Exchange Agreement, return of stock options issued to the individual defendants, and return of the Company’s intellectual property.

On April 10, 2018, Gro-Rite, Naturally Beautiful and Whitetown Realty (“Whitetown Realty” and collectively, the “Whitetown Realty Plaintiffs”) filed a lawsuit in the Superior Court of New Jersey Law Division, Morris County against the Company and Edible Garden alleging, among other things, that Edible Garden owes certain amounts to Gro-Rite under a Marketing and Distribution Agreement between Edible Garden and Gro-Rite, dated May 7, 2013, and Naturally Beautiful under a Marketing and Distribution Agreement between Edible Garden and Naturally Beautiful, dated May 13, 2013 (collectively, the “Marketing and Distribution Agreements”), and that Edible Garden owes certain amounts to Whitetown Realty under the Lease between Whitetown Realty and Edible Garden, dated January 1, 2015 (the “Lease”). The Whitetown Realty Plaintiffs are seeking, among other things, compensatory damages for the amounts claimed are owed and attorneys’ fees and costs. The Company believes that Edible Garden does not owe any payments under the Marketing and Distribution Agreements or the Lease. The Company disputes the Whitetown Realty Plaintiffs’ allegations in the lawsuit and intends to vigorously defend itself.

On April 13, 2018, Edible Garden Corp. filed a lawsuit in the Superior Court of New Jersey Chancery Division, Warren County against Whitetown Realty in response to a letter from a law firm representing Whitetown Realty alleging Edible Garden was in default of the Lease. Edible Garden is seeking declaratory and equitable relief to prevent Whitetown Realty from terminating the Lease and for attorneys’ fees and costs. The Company believes that Edible Garden has made all payments due to Whitetown Realty under the Lease and maintains Edible Garden is not in default of the Lease.

On April 11, 2018, Kenneth VandeVrede, Michael VandeVrede and Steven VandeVrede (collectively, the “VandeVredes”) filed a lawsuit in the Superior Court of New Jersey Law Division, Warren County against the Company and Edible Garden alleging, among other things, that the Company and Edible Garden improperly suspended the VandeVredes from their positions with the Company and Edible Garden. The VandeVredes are seeking, among other things, a declaratory judgement that the they did not violate their fiduciary duties owed to the Company or Edible Garden and reinstating the VandeVredes to their status with the Company and Edible Garden prior to their suspensions and attorneys’ fees and costs. The Company disputes the VandeVrede’s allegations in the lawsuit and intends to vigorously defend itself.

NOTE 16 – SUBSEQUENT EVENTS

Equity Financing Facility

Subsequent to March 31, 2018, the Company issued 366,909 shares of common stock for cash in the amount of $1,000,000 pursuant to an equity financing with an accredited investor.

Debt and Interest Converted into Equity

Subsequent to March 31, 2018, senior convertible promissory notes and accrued interest in the amount of $5,500,000 and $88,126, respectively, were converted into 2,791,804 shares of common stock.

Other

In April 2018, the Company amended the note receivable with NuLeaf to extend the maturity date to August 1, 2018. In the event the State of Nevada does not approve the agreement the Company entered into with NuLeaf, see Note 5 – “Notes Receivable”, the note receivable must be repaid by quarterly payments beginning November 1, 2018.

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

There are a number of risks, uncertainties, and other important factors, many of which are beyond our control, that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties, and other important factors that could cause actual results to differ include, among others, the risk, uncertainties and factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and in other filings we make from time to time with the U.S. Securities and Exchange Commission (“SEC”).

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

History and Background

On February 9, 2012, we completed a reverse-triangular merger with GrowOp Technology whereby we acquired all of the issued and outstanding shares of GrowOp Technology. As a result of the merger, GrowOp Technology became our wholly-owned subsidiary. Following the merger, we ceased our prior operations and are now solely a holding company with wholly-owned subsidiaries. We also own interests in four other subsidiaries.

Our Business

We are a vertically integrated retail, production and cultivation company, with an emphasis on providing the highest quality of medical and adult use cannabis products. We also hold an exclusive patent on an organic antioxidant rich Superleaf lettuce and sell living herbs that are grown using classic Dutch hydroponic farming methods.

We have a presence in three states (California, Nevada and New Jersey) and currently have cannabis operations in California and Nevada. All of our cannabis dispensaries operate under the name Blüm. Our cannabis dispensaries offer a broad selection of medical and adult use cannabis products including flowers, concentrates and edibles.

In California, we have two dispensaries, one under Black Oak in Oakland, California and one under MediFarm So Cal in Santa Ana, California, which sell quality medical and adult use cannabis products. We are currently in various stages of construction in both states as we are rapidly expanding our commercial footprint focusing on building additional retail, cultivation and production locations for medical and adult use cannabis. The Hegenberger cultivation facility in Oakland under Black Oak is expected to be complete by the third quarter of 2018, with additional medical and adult use locations under Dyer and Carnegie in which we own the real property. We have received provisional permits to operate a dispensary and production facility in the city of San Leandro, California under Blüm San Leandro; and upon project completion and inspection, to receive final operating permits.

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

Our business also represents our operating segments. See our Part I, Item 1. Business, “Company Overview” and “Note 14 – Segment Information” to our unaudited consolidated financial statements for further discussion of our operating segments.

Our Operations

We are organized into two reportable segments:

•	Herbs and Produce Products – Includes herbs and leafy greens that are grown using classic Dutch hydroponic farming methods; and
•	Cannabis Dispensary, Cultivation and Production – Includes cannabis-focused retail, cultivation and production.

Our segment net revenue and contributions to consolidated net revenue for each of the three months ended March 31, 2018 and 2017 were as follows:

	Total Revenue		Percentage of Total Revenue
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017

Herbs and Produce Products	$1,283,901	$917,143	14.9%	13.4%
Cannabis Dispensary, Cultivation and Production	7,314,554	5,887,038	84.9%	86.3%
Other and Eliminations	16,911	20,275	0.2%	0.3%

Total	$8,615,366	$6,824,456	100.0%	100.0%

See “Note 2 – Summary of Significant Accounting Policies” to our unaudited consolidated financial statements for financial information about our segments. See also “Item 1A. Risk Factors” below for a discussion of certain risks associated with our operations.

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

Employees

As of the date of this Quarterly Report on Form 10-Q, we had approximately 260 employees.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenues

For the three months ended March 31, 2018, we generated revenues of $8.62 million, compared to $6.82 million for the three months ended March 31, 2017, an increase of $1.79 million or 26.2 percent. The increase was primarily due to higher revenues generated by the Nevada MediFarm dispensaries primarily due to the implementation of adult use sales in July 2017, and higher revenue generated by Edible Garden resulting from the sales of its produce and herbs. At this stage in our development, revenues are not yet sufficient to cover ongoing operating expenses. The production facilities of IVXX are currently being relocated to an upgraded facility that will facilitate the increase in production and achieve greater distribution throughout California. Project completion is estimated to be in the second quarter of 2018.

Gross Profit

Our gross profit for the three months ended March 31, 2018 was $1.65 million, compared to a gross profit of $359,000 for the three months ended March 31, 2017, an increase of $1.29 million or 359.6 percent. Our gross margin percentage for the three months ended March 31, 2018 was 19.1 percent, compared to 5.3 percent for the three months ended March 31, 2017. The increase was primarily attributable to the cannabis segment, which increased by $1.22 million primarily resulting from higher level of revenue to cover fixed overhead included in cost of goods sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2018 were $8.42 million, compared to $6.39 million for the three months ended March 31, 2017, an increase of $2.04 million or 31.9 percent. The increase was primarily due to: (i) a $1.43 million increase in salaries and related payroll taxes; (ii) a $0.22 million increase in licensing and fees in connection with the cannabis business resulting from California adult use going into effect January 1, 2018; (iii) a $0.17 million increase in health insurance; and (iv) a $0.15 million increase in rent.

Operating Income (Loss)

We realized an operating loss of $6.78 million for the three months ended March 31, 2018, compared to an operating loss of $6.03 million for the three months ended March 31, 2017, an increase of approximately $748,000 or 12.4 percent.

Other Income (Expense)

Other expense for the three months ended March 31, 2018 was $3.18 million, compared to $4.55 million for the three months ended March 31, 2017, a decrease of $1.37 million or 30.1 percent. This decrease was primarily attributable to: (i) a loss on fair market valuation of the contingent consideration related to the Black Oak Gallery acquisition, which was $4.3 million for the three months ended March 31, 2017 and zero for the three months ended March 31, 2018; (ii) an increase of $0.67 million in gain on fair market valuation of derivatives.; (iii) offset by an increase of approximately $3.69 million in loss on extinguishment of debt.

Net Loss Attributable to Terra Tech Corp.

We incurred a net loss of $10.03 million, or $0.16 per share, for the three months ended March 31, 2018, compared to a net loss of $10.11 million, or $0.27 per share, for the three months ended March 31, 2017.

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

LIQUIDITY AND CAPITAL RESOURCES

We have never reported net income. We incurred net losses for the three months ended March 31, 2018 and 2017 and have an accumulated deficit of approximately $115.58 million and $105.55 million at March 31, 2018 and December 31, 2017, respectively.

As of March 31, 2018, we had working capital of $8.65 million, including $4.51 million of cash compared to working capital of $3.47 million, including $5.45 million of cash as of December 31, 2017. Current assets were approximately 2.0 times current liabilities as of March 31, 2018, compared to approximately 1.2 times current liabilities as of December 31, 2017.

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

We anticipate requiring additional capital for the commercial development of our facilities. Blüm San Leandro and the Hegenberger facility, together, will require approximately $2.5 million in capital to complete. Construction for the completion of the packaging facility for Edible Garden will require approximately $1.4 million. The estimated construction budget for the development of the cultivation and production facilities under MediFarm II is approximately $2.0 million.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the fourth quarter of 2020. However, we continue to evaluate various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. Subsequent to December 31, 2017, we entered into a $40.0 million Security Purchase Agreement with an accredited investor. Through IVXX the Company had received $5.0 million under the Security Purchase Agreement. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations, or if we are able to raise capital, that it will be available to us on acceptable terms, on an acceptable schedule, or at all.

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

Operating Activities

Cash used in operating activities for the three months ended March 31, 2018 was $5.67 million, compared to $3.75 million for the three months ended March 31, 2017, an increase of $1.91 million, or approximately 51.0 percent. Increases in cash used in operating activities were due to: (i) an increase of $3.69 million in loss on extinguishment of debt; (ii) a decrease of $1.20 million in inventory; (iii) a decrease of $4.35 million loss on fair market valuation of contingent consideration; (iv) an increase of $0.67 million in gain on fair value market valuation of derivatives; and (v) a decrease of $1.79 million in accounts payable and accrued expenses.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2018 was $5.57 million, compared to cash used in investing activities of $0.52 million for the three months ended March 31, 2017, an increase of $5.04 million, or 963.2 percent. During the first three months of 2018, cash used in investing activities was primarily comprised of expenditures related to: (i) the construction of the San Leandro and Oakland facilities; (ii) capital expenditures at Edible Garden in Belvidere, N.J.; and (iii) payment for acquisition of land in Santa Ana, California.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2018 was $10.30 million, compared to $4.78 million for the three months ended March 31, 2017, an increase of $5.52 million, or 115.5 percent. The increase in cash provided by financing activities for the three months ended March 31, 2018 was primarily due to: $7.0 million from the issuance of debt; offset by a decrease of $0.95 million from the sale of common stock.

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

Interest Rate Risk

As of March 31, 2018, we had no outstanding variable-rate debt and $18.5 million of principal fixed-rate debt.

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

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2018. Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2018.

As of December 31, 2017, management assessed the effectiveness of our internal controls over financial reporting. Management concluded, as of the year ended December 31, 2017, that our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Management concluded that our internal controls were adversely affected by deficiencies in the design or operation of our internal controls, which management considered to be material weaknesses. These material weaknesses include the following:

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

Information and Communications – We had not implemented appropriate information technology controls related to access rights for certain financial spreadsheets that are relevant to the preparation of the consolidated financial statements and our system of internal control over financial reporting. In addition, we did not implement the appropriate information technology disaster recovery controls in place to ensure the completeness of financial information surrounding revenues and inventory.

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

•	Continuing to update the documentation of our internal control processes, including implementing formal risk assessment processes;
•	Implementing control activities that address relevant risks and assure that all transactions are subject to such control activities;
•	Ensure systems that impact financial information and disclosures have effective information technology controls;
•	Executing plan to increase number of independent directors to enhance corporate governance and Board composition;
•	Hiring of third party Sarbanes-Oxley consultants to assist management with the implementation of additional control activities;
•	Implementing plan to increase oversight and review of ad hoc spreadsheets while also working to reduce their use; and
•	Designation of VP Director of Internal Controls and hiring of sufficient personnel to effectively implement changes to remediate the material weakness and control over financial reporting.

There are no assurances that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as disclosed in Remediation of Material Weakness above.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On April 11, 2018, the Company filed a lawsuit in the United States District Court, Central District of California against Kenneth VandeVrede, Michael VandeVrede, Steven VandeVrede, Daniel VandeVrede, Greda VandeVrede, Beverly Willekes, Brian VandeVrede, Gro-Rite, Inc. (“Gro-Rite”) and Naturally Beautiful Plant Products, LLC (“Naturally Beautiful”) alleging breach of contract, breach of fiduciary duties, conversion, fraud, breach of covenant of good faith and fair dealing, misappropriation of trade secrets, and conspiracy related to, among other things, the Share Exchange Agreement, dated as of April 24, 2013 among the Company, the Company’s wholly-owned subsidiary, Edible Garden Corp. (“Edible Garden”), and the individual defendants (the “Share Exchange Agreement”). The Company is seeking monetary damages, including attorneys’ fees and expenses, return of shares of the Company’s common stock issued to the individual defendants under the Share Exchange Agreement, return of stock options issued to the individual defendants, and return of the Company’s intellectual property.

On April 10, 2018, Gro-Rite, Naturally Beautiful and Whitetown Realty (“Whitetown Realty” and collectively, the “Whitetown Realty Plaintiffs”) filed a lawsuit in the Superior Court of New Jersey Law Division, Morris County against the Company and Edible Garden alleging, among other things, that Edible Garden owes certain amounts to Gro-Rite under a Marketing and Distribution Agreement between Edible Garden and Gro-Rite, dated May 7, 2013, and Naturally Beautiful under a Marketing and Distribution Agreement between Edible Garden and Naturally Beautiful, dated May 13, 2013 (collectively, the “Marketing and Distribution Agreements”), and that Edible Garden owes certain amounts to Whitetown Realty under the Lease between Whitetown Realty and Edible Garden, dated January 1, 2015 (the “Lease”). The Whitetown Realty Plaintiffs are seeking, among other things, compensatory damages for the amounts claimed are owed and attorneys’ fees and costs. The Company believes that Edible Garden does not owe any payments under the Marketing and Distribution Agreements or the Lease. The Company disputes the Whitetown Realty Plaintiffs’ allegations in the lawsuit and intends to vigorously defend itself.

On April 13, 2018, Edible Garden Corp. filed a lawsuit in the Superior Court of New Jersey Chancery Division, Warren County against Whitetown Realty in response to a letter from a law firm representing Whitetown Realty alleging Edible Garden was in default of the Lease. Edible Garden is seeking declaratory and equitable relief to prevent Whitetown Realty from terminating the Lease and for attorneys’ fees and costs. The Company believes that Edible Garden has made all payments due to Whitetown Realty under the Lease and maintains Edible Garden is not in default of the Lease.

On April 11, 2018, Kenneth VandeVrede, Michael VandeVrede and Steven VandeVrede (collectively, the “VandeVredes”) filed a lawsuit in the Superior Court of New Jersey Law Division, Warren County against the Company and Edible Garden alleging, among other things, that the Company and Edible Garden improperly suspended the VandeVredes from their positions with the Company and Edible Garden. The VandeVredes are seeking, among other things, a declaratory judgement that the they did not violate their fiduciary duties owed to the Company or Edible Garden and reinstating the VandeVredes to their status with the Company and Edible Garden prior to their suspensions and attorneys’ fees and costs. The Company disputes the VandeVrede’s allegations in the lawsuit and intends to vigorously defend itself.

From time to time, we also may become subject to other litigation or proceedings in connection with our business, as either a plaintiff or defendant.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2017. Please refer to that section for disclosures regarding the risk and uncertainties relating to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description

4.1	Form of Secured Promissory Note (1)

4.2	Form of 12% Senior Convertible Promissory Note (2)

4.3	Form of 7.5% Senior Convertible Promissory Note (3)

10.1	Lock-Up Agreement (4)

10.2	Lock-Up Agreement (5)

10.3	Amendment to Escrow Instructions (1)

10.4	Form of Loan Agreement (1)

10.5	Form of Guaranty Agreement (1)

10.6	Form of Deed of Trust (1)

10.7	Lock-Up Agreement (6)

10.8	Lock-Up Agreement (7)

10.9	Form of Securities Purchase Agreement (3)

31.1	Certification of Derek Peterson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Michael C. James, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Derek Peterson, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

32.2	Certification of Michael C. James, Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculations Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Presentation Linkbase Document *

___________

* Filed herewith

(1) Incorporated by reference to Current Report on Form 8-K filed with the SEC on January 19, 2018.

(2) Incorporated by reference to Current Report on Form 8-K filed with the SEC on January 26, 2018.

(3) Incorporated by reference to Current Report on Form 8-K filed with the SEC on March 13, 2018.

(4) Incorporated by reference to Current Report on Form 8-K filed with the SEC on January 16, 2018.

(5) Incorporated by reference to Current Report on Form 8-K filed with the SEC on January 18, 2018.

(6) Incorporated by reference to Current Report on Form 8-K filed with the SEC on January 25, 2018.

(7) Incorporated by reference to Current Report on Form 8-K filed with the SEC on January 29, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA TECH CORP.

Date: May 10, 2018	By:	/s/ Michael C. James
Michael C. James
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

