Form 10-K/A
period 2017-12-31
Terra Tech Corp.
filed 2018-06-12
CIK 1451512

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to Terra Tech Corp.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2017, originally filed with the Securities and Exchange Commission on March 16, 2018 (the “Original Filing”), is being filed solely for the purpose of including 1) Exhibits 23.1 and 23.2 and 2) a new eleventh paragraph to Note 23 - Subsequent Events to the Financial Statements, in connection with the Company's planned filing of a prospectus supplement related to Registration Statement No. 333-210673.

For purposes of this Amendment, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 15 and the financial statements of the Original Filing have been amended and restated in their entirety. Except as described above, no other changes have been made to the Original Filing, and this Amendment does not modify, amend, or update in any way any of the financial or other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the filing date of the Original Filing. Readers are encouraged to read the Amendment in its entirety.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

Capitalized terms used but not otherwise defined in this Amendment have the meanings given in the Original Filing.

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

2.7	Form of Agreement of Merger, dated March 31, 2016, by and among Generic Merger Sub, Inc., a California corporation and Black Oak Gallery, a California corporation (3)
3.1	Articles of Incorporation dated July 22, 2008 (4)
3.2	Certificate of Amendment dated July 8, 2011 (5)
3.3	Certificate of Change dated July 8, 2011 (5)
3.4	Certificate of Amendment dated January 27, 2012 (1)
3.5	Bylaws (4)
3.6	Form of Amended and Restated Articles of Incorporation of Black Oak Gallery, a California corporation (3)
3.7	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock, dated September 27, 2016 (6)
3.8	Certificate of Amendment to Articles of Incorporation, Dated September 26, 2016 (28)
3.9	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock, dated October 3, 2016 (7)
3.10	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock, dated July 26, 2017 (21)
4.1	Certificate of Designation for Series A Preferred Stock (8)
4.2	Amended and Restated Certificate of Designation for Series B Preferred Stock (3)

3

4.3	Form of Common Stock Purchase Warrant (9)
4.4	Form of Common Stock Purchase Warrant (11)
4.5	Form of 12% Senior Convertible Promissory Note (16)
4.6	Form of 12% Senior Convertible Promissory Note (17)
4.7	Form of 12% Senior Convertible Promissory Note (18)
4.8	Form of 12% Senior Convertible Promissory Note (19)
4.9	Form of 12% Senior Convertible Promissory Note (20)
4.10	NuLeaf Sparks Cultivation, LLC Convertible Promissory Note (23)
4.11	NuLeaf Reno Production, LLC Convertible Promissory Note (23)
4.12	Form of Secured Promissory Note (24)
4.13	Form of 12% Senior Convertible Promissory Note (25)
10.1	Letter agreement dated May 7, 2013, by and between Edible Garden Corp. and Gro-Rite Inc. (12)
10.2	Letter agreement dated May 7, 2013, by and between Edible Garden Corp. and NB Plants LLC (12)
10.3

Letter Agreement dated December 2, 2013, by and between Edible Garden Corp. and Heartland Growers Inc. (certain portions of this exhibit have been omitted based upon a request for confidential treatment) (27)

10.4	Form of Independent Director Agreement (13)
10.5	Form of Indemnification Agreement (13)
10.6	Form of Securities Purchase Agreement dated December 13, 2015, by and among Terra Tech Corp. and purchasers identified on the signature pages thereto (3)
10.7	2016 Equity Incentive Plan (3)
10.8	Form of Escrow Agreement dated March 31, 2016, by and among Terra Tech Corp., a Nevada corporation, Black Oak Gallery, a California corporation, and the “Shareholder Representative” (3)
10.9	Lease dated January 1, 2015, by and between Whitetown Realty, LLC and Edible Garden Corp. (3)
10.10	Guaranty dated January 1, 2015, by Terra Tech Corp. in favor of Whitetown Realty, LLC (3)
10.11	Sublease dated March 29, 2016, by and between Black Oak Gallery and CCIG Properties, LLC, dated March 29, 2016 (14)
10.12	Agreement of Merger dated March 31, 2016, by and between Generic Merger Sub, Inc. and Black Oak Gallery (10)
10.13	Operations and Asset Management Agreement dated March 31, 2016, by and among Platinum Standard, LLC, Black Oak Gallery, and Terra Tech Corp. (10)
10.14	Form of Investment Agreement, dated as of November 28, 2016 (15)
10.15	Form of Securities Purchase Agreement, dated as of February 22, 2017 (16)
10.16	Form of Securities Purchase Agreement, dated as of June 23, 2017 (17)
10.17	Form of Securities Purchase Agreement, dated as of August 21, 2017 (18)
10.18	Form of Securities Purchase Agreement, dated as of November 20, 2017 (19)
10.19	Form of Asset Purchase Agreement, dated as of September 13, 2017 (22)
10.20	Convertible Loan Agreement, dated as of October 30, 2017 (23)
10.21	Convertible Loan Agreement, dated as of October 30, 2017 (23)
10.22	Security Agreement, dated as of October 30, 2017 (23)
10.23	Security Agreement, dated as of October 30, 2017 (23)
10.24	Funding Agreement, dated as of October 30, 2017 (23)
10.25	Funding Agreement, dated as of October 30, 2017 (23)
10.26	Form of Assignment Escrow Instructions (24)
10.27	Form of Loan Agreement (24)
10.28	Form of Guaranty Agreement (24)
10.29	Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (24)
14.1	Code of Ethics (26)
21.1	List of Subsidiaries**
23.1	Consent of Macias Gini & O’Connell LLP*
23.2	Consent of Benjamin & Young, LLP*
24	Power of Attorney (set forth on the signature page of this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code *

4

101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Presentation Linkbase Document **
_________

(1)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on February 10, 2012.
(2)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on May 6, 2013.
(3)	Incorporated by reference to Annual Report on Form 10-K filed with the SEC on March 29, 2016
(4)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-156421), filed with the SEC on December 23, 2008.
(5)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-191954), filed with the SEC on October 28, 2013.
(6)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on September 28, 2016
(7)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on October 7, 2016
(8)	Incorporated by reference to Amendment No. 3 to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on April 19, 2012.
(9)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on March 2, 2015.
(10)	Incorporated by reference to Quarterly Report on Form 10-Q filed with the SEC on May 12, 2016
(11)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on June 1, 2016
(12)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on May 28, 2013.
(13)	Incorporated by reference to Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015.
(14)	Incorporated by reference to Current Report on Form 8-K/A filed with the SEC on April 5, 2016
(15)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on November 28, 2016
(16)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on February 23, 2017
(17)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on June 23, 2017
(18)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on August 22, 2017
(19)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on November 24, 2017
(20)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on December 26, 2017
(21)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on July 27, 2017
(22)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on September 14, 2017
(23)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on November 1, 2017
(24)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on November 24, 2017
(25)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on December 26, 2017
(26)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on November 5, 2015
(27)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-191954), filed with the SEC on December 5, 2013
(28)	Incorporated by reference to Annual Report on Form 10-K filed with the SEC on March 16, 2018
*	filed herewith
**	Previously filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017

5

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

Sacramento, California

March 16, 2018 (except as to the 11th paragraph of Note 23 as to which the date is June 7, 2018)

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended December 31, 2017 and 2016, and the related notes (collectively referred to as “the financial statements”)” and our report dated March 16, 2018 (except as to the 11th paragraph of Note 23 as to which the date is June 7, 2018) expressed an unqualified opinion thereon.

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

These material weakness were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 financial statements, and this report does not affect our report dated March 16, 2018 (except as to the 11th paragraph of Note 23 as to which the date is June 7, 2018) on those financial statements.

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

/s/ Benjamin & Young, LLP

Benjamin & Young, LLP

Irvine, California

March 16, 2018 (except as to the 11th paragraph of Note 23 as to which the date is June 7, 2018)

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

Subsequent to December 31, 2017, the Company obtained a $40,000,000 Securities Purchase Agreement with an accredited investor. As of March 16, 2018, the Company issued one $5,000,000 convertible note to the accredited investor under this Securities Purchase Agreement. The convertible note matures in September 2019 and accrues interest at 7.5% per year.

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

In connection with the $40.0 million Securities Purchase Agreement noted above, on June 7, 2018 the Company issued a $5,000,000 convertible note to an accredited investor which matures in December 2019 and accrues interest at the rate of 7.5%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA TECH CORP.

Date: June 12, 2018	By:	/s/ Derek Peterson
Derek Peterson
Chief Executive Officer

6