Form 10-Q
period 2018-06-30
Terra Tech Corp.
filed 2018-08-09
CIK 1451512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

As of August 6, 2018, there were 72,189,614 shares of common stock outstanding, 8 shares of Series A Preferred Stock, convertible at any time into 8 shares of common stock, 0 shares of Series B Preferred Stock, 1,092,754 shares of common stock issuable upon the exercise of all of our outstanding warrants and 884,207 shares of common stock issuable upon the exercise of all vested options.

 TERRA TECH CORP.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED JUNE 30, 2018

TERRA TECH CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS

Current Assets:
Cash	$5,153,608	$5,445,582
Accounts Receivable	1,210,446	959,698
Notes Receivable	6,158,731	5,010,143
Inventory	3,840,773	5,760,019
Assets Held for Sale	904,352	-
Prepaid Expenses and Other Current Assets	1,086,989	1,067,689

Total Current Assets	18,354,899	18,243,131

Property, Equipment and Leasehold Improvements, Net	34,940,408	19,191,616
Intangible Assets, Net	26,696,348	27,773,110
Goodwill	28,921,260	28,921,260
Other Assets	878,098	4,058,682

TOTAL ASSETS	$109,791,013	$98,187,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current Liabilities:
Accounts Payable and Accrued Expenses	$4,076,973	$5,444,710
Derivative Liabilities	1,891,400	9,331,400

Total Current Liabilities	5,968,373	14,776,110

Long-Term Liabilities:
Long-Term Debt, Net of Discounts	12,811,403	6,609,398

Total Long-Term Liabilities	12,811,403	6,609,398

Total Liabilities	18,779,776	21,385,508

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock, Convertible Series A, Par Value 0.001:	-	-
100 Shares Authorized as of June 30, 2018 and December 31, 2017; 8 Shares Issued and Outstanding as of June 30, 2018 and December 31, 2017
Preferred Stock, Convertible Series B, Par Value 0.001:	-	-
49,999,900 Shares Authorized as of June 30, 2018 and December 31, 2017; 0 Shares Issued and Outstanding as of June 30, 2018 and December 31, 2017
Common Stock, Par Value 0.001:	70,853	61,819
990,000,000 Shares Authorized as of June 30, 2018 and December 31, 2017; 70,852,978 and 61,818,560 Shares Issued and Outstanding as of June 30, 2018 and December 31, 2017, respectively
Additional Paid-In Capital	216,839,872	181,357,715
Accumulated Deficit	(127,008,525)	(105,548,602)

Total Terra Tech Corp. Stockholders’ Equity	89,902,200	75,870,932
Non-Controlling Interest	1,109,037	931,359

Total Stockholders’ Equity	91,011,237	76,802,291

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$109,791,013	$98,187,799

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Total Revenues	$8,718,177	$7,842,873	$17,333,543	$14,667,329
Cost of Goods Sold	6,509,754	6,336,500	13,477,680	12,801,893

Gross Profit	2,208,423	1,506,373	3,855,863	1,865,436

Selling, General and Administrative Expenses	8,002,370	6,029,287	16,424,918	12,415,587

Loss from Operations	(5,793,947)	(4,522,914)	(12,569,055)	(10,550,151)

Other Income (Expense):
Amortization of Debt Discount	(417,363)	(515,654)	(885,680)	(1,126,270)
Loss on Extinguishment of Debt	(3,127,477)	(1,639,137)	(7,858,723)	(2,678,595)
Gain (Loss) on Fair Market Valuation of Derivatives	(1,653,000)	987,200	628,000	2,597,950
Interest Expense, Net	(331,379)	(130,510)	(591,000)	(288,343)
Loss on Fair Market Valuation of Contingent Consideration	-	(77,286)	-	(4,426,047)
Gain on Settlement of Contingent Consideration	-	4,991,571	-	4,991,571

Total Other Income (Expense)	(5,529,219)	3,616,184	(8,707,403)	(929,734)

Net Loss	(11,323,166)	(906,730)	(21,276,458)	(11,479,885)
Net Income (Loss) Attributable to Non-Controlling Interest	104,837	(452,961)	183,465	(914,128)

NET LOSS ATTRIBUTABLE TO TERRA TECH CORP.	$(11,428,003)	$(453,769)	$(21,459,923)	$(10,565,757)

Net Loss Per Common Share Attributable to Terra Tech Corp. Common Stockholders – Basic and Diluted	$(0.17)	$(0.01)	$(0.32)	$(0.28)

Weighted-Average Number of Common Shares Outstanding – Basic and Diluted	68,734,997	38,873,092	66,734,450	38,349,946

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(21,276,458)	$(11,479,885)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Gain on Fair Market Valuation of Derivatives	(628,000)	(2,597,950)
Loss on Fair Market Valuation of Contingent Consideration	-	4,426,047
Cancellation of shares issued	(117,831)	-
Gain on Settlement of Contingent Consideration	-	(4,991,571)
Loss on Extinguishment of Debt	7,858,723	2,678,595
Amortization of Debt Discount	885,680	1,126,270
Interest Income Accreted	(136,877)	-
Depreciation and Amortization	2,147,499	1,778,782
Warrants Issued with Common Stock and Debt	-	211,534
Stock Issued for Compensation	552,992	1,356,138
Stock Issued for Director Fees	-	221,973
Stock Issued for Services	123,727	591,359
Stock Option Compensation	954,698	205,019
Changes in Operating Assets and Liabilities:
Accounts Receivable	(250,748)	(36,279)
Inventory	1,879,923	(1,323,742)
Prepaid Expenses and Other Current Assets	(572,072)	(533,808)
Other Assets	(120,191)	(166,925)
Accounts Payable and Accrued Expenses	(1,174,458)	1,383,860

NET CASH USED IN OPERATING ACTIVITIES	(9,873,393)	(7,150,583)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of Note Receivable	(1,011,711)	-
Purchase of Property, Equipment and Leasehold Improvements	(7,447,564)	(1,036,233)

NET CASH USED IN INVESTING ACTIVITIES	(8,459,275)	(1,036,233)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Notes Payable	15,000,000	6,000,000
Cash Paid for Debt Discount	(645,000)	(180,000)
Proceeds from Issuance of Common Stock, Warrants and Common Stock Subscribed	3,650,000	3,750,000
Payment of Contingent Consideration	-	(2,088,000)
Proceeds from Exercise of Warrants	76,000	-
Cash (Distribution) Contribution from Non-Controlling Interest	(5,787)	86,550

NET CASH PROVIDED BY FINANCING ACTIVITIES	18,075,213	7,568,550

NET CHANGE IN CASH	(257,455)	(618,266)
NET CHANGE IN CASH CLASSIFIED WITHIN CURRENT ASSETS HELD FOR SALE	(34,519)	-
Cash at Beginning of Period	5,445,582	9,749,572

CASH AT END OF PERIOD	$5,153,608	$9,131,306

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash Paid for Interest	$428,334	$-

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of Contingent Consideration	$-	$4,739,638
Purchase of Land and Building with a Mortgage	$6,500,000	$-
Gain on Settlement of Contingent Consideration Recorded Against Additional Paid-In Capital	$-	$4,692,697
Fair Value of Debt Discount and Derivative Liability Recorded	$8,760,000	$4,446,000
Issuance of Common Stock for Debt and Interest Expense	$29,926,761	$8,564,324
Claw back of Escrow Shares From The Tech Center Drive Asset Acquisition	$351,072	$-
Issuance of Common Stock for Other Assets	$200,000	$-
Fair Value of Warrants Issued for Debt Discount	$475,916	$-
Deposits Applied to the Purchase of Property	$3,500,000	$-
Assets Classified as Held for Sale	$904,352	$-

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

The Company has a presence in three states (California, Nevada and New Jersey), and currently has cannabis operations in California and Nevada. All the Company’s cannabis dispensaries operate under the name Blüm. The Company’s cannabis dispensaries offer a broad selection of medical and adult use cannabis products including flowers, concentrates and edibles.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Securities Exchange Commission (“SEC”) Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933 and reflect the accounts and operations of the Company and those entities in which we have a controlling financial interest. In accordance with the provisions of FASB or ASC 810, “Consolidation”, we consolidate any variable interest entity (“VIE”), of which we are the primary beneficiary. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. We do not consolidate a VIE in which we have a majority ownership interest when we are not considered the primary beneficiary. We have determined that we are the primary beneficiary of certain VIEs. We evaluate our relationships with all the VIEs on an ongoing basis to reassess if we continue to be the primary beneficiary.

All intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim unaudited consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the unaudited consolidated financial position of the Company as of June 30, 2018, the unaudited consolidated results of operations for the three and six months ended June 30, 2018 and 2017, and the unaudited consolidated results of cash flows for the three and six months ended June 30, 2018 and 2017 have been included. These interim unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s most recent Annual Report on Form 10-K filed with the SEC. The December 31, 2017 balances reported herein are derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 16, 2018. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

Non-Controlling Interest

Non-controlling interest is shown as a component of stockholders’ equity on the consolidated balance sheets and the share of net income (loss) attributable to non-controlling interest is shown as a component of net income (loss) in the consolidated statements of operations.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of total net revenue and expenses in the reporting periods. The Company regularly evaluates estimates and assumptions related to revenue recognition, allowances for doubtful accounts, sales returns, inventory valuation, stock-based compensation expense, goodwill and purchased intangible asset valuations, derivative liabilities, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results the Company experiences may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected. The Company continues to evaluate the impact of adult use legalization in California on its sales forecasts. Certain of the Company’s assets, such as goodwill, may be negatively impacted if the Company were to decrease its California sales forecasts.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not affect net loss or stockholders’ equity.

Assets Held for Sale

Assets held for sale represent furniture, equipment, and leasehold improvements less accumulated depreciation as well as any other assets that are held for sale in conjunction with the sale of a business. The Company recorded assets held for sale in accordance with ASC 360, “Property, Plant, and Equipment,” at the lower of carrying value or fair value less cost to sell. Fair value is based on the estimated proceeds from the sale of the facility utilizing recent purchase offers, market comparables and/or data. Our estimate as to fair value is regularly reviewed and subject to changes in the commercial real estate markets and our continuing evaluation as to the facility’s acceptable sale price. The reclassification takes place when the assets are available for immediate sale and the sale is highly probable. These conditions are usually met as from the date on which a letter of intent or agreement to sell is ready for signing.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers” and all the related amendments, which are also codified into Accounting Standards Codification (ASC) 606. The Company elected to adopt this guidance using the modified retrospective method. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations. The Company did not restate prior period information for the effects of the new standard, nor did the Company adjust the opening balance of its’ retained deficit to account for the implementation of the new requirements of this standard. The Company does not expect the adoption of this guidance to have a material effect on its’ results of operations in future periods.

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

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has elected the fair value option to measure any eligible financial instruments.

Derivative Financial Instruments

ASC 815-40, “Derivatives and Hedging”, requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of ASC 815-40, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period.

ASC 815, “Derivatives and Hedging”, requires all derivatives to be recorded on the balance sheet at fair value. Furthermore, ASC 815 precludes contracts issued or held by a reporting entity that are both (1) indexed to its own stock and (2) classified as stockholders’ equity in its statement of financial position from being treated as derivative instruments.

The Company estimates the fair value of any new derivative liabilities using the Monte Carlo Simulation (“MCS”) technique because it provides for the necessary assumptions and inputs. The MCS technique, which is an option-based model, is a generally accepted valuation technique for valuing embedded conversion features in convertible notes, because it is an open-ended valuation model that embodies all significant assumption types, and ranges of assumption inputs that the Company agrees would likely be considered in connection with the arms-length negotiation related to the transference of the instrument by market participants. In addition to the typical assumptions in a closed-end option model, such as volatility and a risk-free rate, MCS incorporates assumptions for interest risk, credit risk and redemption behavior. In addition, MCS breaks down the time to expiration into potentially a large population of time intervals and steps. However, there may be other circumstances or considerations, other than those addressed herein, that relate to both internal and external factors that would be considered by market participants as it relates specifically to the Company and the subject financial instruments. The effects, if any, of these considerations cannot be reasonably measured, quantified or qualified.

Recently Issued Accounting Standards

FASB ASU No. 2018-07 (Topic 718), “Compensation—Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting” – Issued in June 2018, ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The new standard will be effective for the Company on January 1, 2019. Early adoption is permitted. The Company is in the process of evaluating the impact the adoption of this standard will have on its statements and related disclosure.

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

NOTE 3 – CONCENTRATIONS OF BUSINESS AND CREDIT RISK

California Licensed Vendors Requirement

The Company sources cannabis products for retail, cultivation and production from various vendors. However, as a result of the new regulations in the State of California, the Company’s California retail, cultivation and production operations must use vendors licensed by the State effective January 1, 2018. As a result, the Company will be dependent upon the licensed vendors in California to supply products as of that date. If the Company is unable to enter into a relationship with sufficient members of properly licensed vendors, the Company's sales may be impacted. During the three and six months ended June 30, 2018 and 2017, we did not have any concentration of vendors for inventory purchases. However, this may change depending on the number of vendors who receive appropriate licenses to operate in the State of California.

California Phase-In of Laboratory Testing Requirements

The Bureau of Cannabis Control (“BCC”) is the lead agency in developing regulations for medical and adult-use cannabis in California. The BCC is responsible for licensing retailers, distributors, testing labs and microbusinesses. Prior to July 1, 2018, the BCC allowed for a “transition period” in which they allowed exceptions from specific regulatory provisions. However, beginning July 1, 2018, cannabis goods must meet all statutory and regulatory requirements. A licensee can only sell cannabis goods that have been tested by a licensed testing laboratory and have passed all statutory and regulatory testing requirements. In order to be sold, cannabis goods harvested or manufactured prior to January 1, 2018, must be tested by a licensed testing laboratory and must comply with all testing requirements in section 5715 of the BCC’s regulations. Cannabis goods that do not meet all statutory and regulatory requirements must be destroyed in accordance with the rules pertaining to destruction.

The laboratory testing requirements are being phased-in three tiers. Tiers 1, 2 and 3 have compliance deadlines of January 1, 2018, July 1, 2018 and December 31, 2018, respectively. With each phased-in tier there are specific laboratory testing requirements for different types of cannabis products as outlined below:

	Phase-In of Required Laboratory Testing	Inhalable Cannabis	Inhalable Cannabis Products	Other Cannabis & Cannabis Products
Tier 1	January 1, 2018

	Cannabinoids Testing	x	x	x
	Moisture Content Testing	x
	Category II Residual Solvents and Processing Chemicals Testing		x	x
	Category I Residual Pesticides Testing	x	x	x
	Microbial Impurities Testing (A. fumigatus, A. flavus, A. niger, A. terreus)	x	x
	Microbial Impurities Testing (Escherichia coli and Salmonella spp.)	x	x	x
	Homogeneity Testing of Edible Cannabis Products			x

Tier 2	July 1, 2018

	Category I Residual Solvents and Processing Chemicals Testing		x	x
	Category II Residual Pesticides Testing	x	x	x
	Foreign Material Testing	x	x	x

Tier 3	December 31, 2018

	Terpenoids Testing	x	x	x
	Mycotoxins Testing	x	x	x
	Heavy Metals Testing	x	x	x
	Water Activity Testing of Solid or Semi-Solid Edibles	x		x

On June 8, 2018 the BCC issued new guidance regarding the completion of the transition period from an unregulated to regulated state market.  This guidance was provided to issue direction on how licensees should treat inventory from 2017 and 2018, which was not completely compliant with the BCC regulations that commenced on January 1, 2018. One of these components was that, in addition to tier 1 testing, all products must meet tier 2 testing by July 1, 2018 and tier 3 testing by December 31, 2018.  While testing has not been a barrier to product availability for the Company, it is possible that as the market transitions from tier 2 to tier 3 testing, that products meeting all three tier testing requirements will be limited in nature.  Through industry discussions, the Company believes that cultivators and manufacturers are aware of the new requirements and are taking great measures to meet these requirements.  Considering that other states have similar testing requirements, the Company does not expect that these new testing standards will be an actual barrier to product availability. However, the limited number of testing labs licensed by the state to perform all required tier testing may cause a backlog or delay in testing results, which could have an impact on product availability.

NOTE 4 – ASSETS HELD FOR SALE

As of June 30, 2018, there was one asset group in the Cannabis Dispensary, Cultivation and Production segment that met the criteria to be recorded as held for sale under ASC 360: (1) Management, having the authority to approve the action, committed to a plan to sell the asset, (2) The asset group was available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets, (3) An active program to locate a buyer and other actions required to complete the plan to sell the asset group have been initiated, (4) The sale of the asset group was probable, and transfer of the asset group was expected to qualify for recognition as a completed sale, within one year, (5) The asset group was being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (6) Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The assets related to this asset group has been classified as held for sale on the Consolidated Balance Sheets. On July 6, 2018, MediFarm LLC, a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Exhale Brands Nevada III, LLC (the “Purchaser”) pursuant to which the Company agreed to sell and the Purchaser agreed to purchase substantially all of the assets of the Company related to the Company’s dispensary located at 1921 Western Ave., Las Vegas, NV 89102 (the “Business”). The aggregate consideration to be paid for the Business is $6,250,000 in cash plus the value of any inventory of the Business on the closing date. The transaction is subject to approval by the Nevada Department of Taxation and is expected to close promptly following receipt of such approval. There is no material relationship between the Company or its affiliates and the Purchaser other than in respect of the transactions contemplated by the Purchase Agreement. The Purchase Agreement contains customary conditions, representations, warranties, indemnities and covenants by, among, and for the benefit of the parties.

The components of assets held for sale are as follows:

June 30, 2018

Cash	$34,519
Inventory	199,323
Prepaid Expenses and Other Assets	41,700
Other Assets	775
Property, Equipment and Leasehold Improvements, Net	628,035

Assets Held for Sale	$904,352

NOTE 5 – VARIABLE INTEREST ENTITY ARRANGEMENTS

The Company has a shared interest in two entities, MediFarm I and MediFarm I RE, with another investor for the operation of a cultivation operation and dispensary in Nevada. The entities are considered to be VIE’s and the Company is considered to be the primary beneficiary by reference to the power and benefits criterion under ASC 810, “Consolidation.” The Company has reviewed the provisions within the operating agreements and other factors which would grant the Company the power to manage and make decisions that affect the operation of these VIEs.

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

The aggregate carrying values of MediFarm I and MediFarm I RE assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows (in thousands):

	June 30,	December 31,
	2018	2017
Current Assets:
Cash	$251,508	$409,029
Accounts Receivable, Net	224,259	-
Inventory	582,657	232,231
Prepaid Expenses and Other Current Assets	94,889	302,186
Total Current Assets	1,153,313	943,446
Property, Equipment and Leasehold Improvements, Net	1,890,709	1,965,103

TOTAL ASSETS	$3,044,022	$2,908,549

Current Liabilities:
Accounts Payable and Accrued Expenses	$269,843	$319,853

TOTAL LIABILITIES	$269,843	$319,853

NOTE 6 – NOTES RECEIVABLE

On October 26, 2017, the Company entered into agreements with NuLeaf Sparks Cultivation, LLC and NuLeaf Reno Production, LLC (collectively, “NuLeaf”) to build and operate cultivation and production facilities for our IVXX brand of cannabis products in Nevada. The agreements are subject to approval by the State of Nevada, the City of Sparks and the City of Reno in Nevada. As part of the agreements, the Company made convertible loans at the time of the agreement of $4.5 million in aggregate to the NuLeaf entities bearing an interest rate of 6% per annum. In April 2018, the Company amended the note receivable with NuLeaf to extend the maturity date to August 1, 2018. Upon approval the loans will automatically convert into a 50% ownership in the NuLeaf entities. On June 28, 2018 the Company received approval from the State of Nevada. The remaining required approvals from local authorities were received in July 2018. As a result, the notes receivable balance at June 30, 2018 was converted into a 50% ownership interest in NuLeaf in July 2018. See “Note 17 – Subsequent Events” for additional disclosure regarding changes in notes receivable subsequent to June 30, 2018.

NOTE 7 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment, and leasehold improvements, net consists of the following:

	June 30,	December 31,
	2018	2017

Land and Building	$19,662,334	$9,047,201
Furniture and Equipment	3,715,118	3,553,587
Computer Hardware and Software	492,801	486,176
Leasehold Improvements	8,417,236	9,316,665
Construction in Progress	7,594,184	1,204,547

Subtotal	39,881,673	23,608,176
Less Accumulated Depreciation	(4,941,265)	(4,416,560)

Property, Equipment and Leasehold Improvements, Net	$34,940,408	$19,191,616

Depreciation expense related to property, equipment and leasehold improvements for the three months ended June 30, 2018 and 2017 was $540,167 and $456,659, respectively, and for the six months ended June 30, 2018 and 2017 was $1,070,737 and $919,732, respectively.

NOTE 8 – NOTES PAYABLE

Notes payable consists of the following:

	June 30,	December 31,
	2018	2017
Senior convertible promissory note dated August 21, 2017, issued to accredited investors, which matures February 21, 2019 and bears interest at a rate of 12% per annum. The conversion price is $4.50, subject to adjustment. The balance of the note and accrued interest was converted into common stock in January 2018.	$-	$640,010
Senior convertible promissory note dated December 26, 2017, issued to accredited investors, which matures June 26, 2019 and bears interest at a rate of 12% per annum. The conversion price is $4.50, subject to adjustment. The balance of the note and accrued interest was converted into common stock in January 2018.	-	1,469,388
Promissory note dated November 22, 2017, issued for the purchase of real property. Matures December 1, 2020, with an option to extend the maturity date 1 year. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter up to 13.5%.	4,500,000	4,500,000
Promissory note dated January 18, 2018, issued for the purchase of real property. The promissory note is collateralized by the land and building purchased and matures February 1, 2021, with an option to extend the maturity date 1 year. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter up to 13.0%. The full principle balance and accrued interest are due at maturity.	6,189,144	-
Senior convertible promissory note dated June 7, 2018, issued to accredited investors under the 2018 Master Securities Purchase and Convertible Promissory Notes Agreement, which matures December 7, 2019 and bears interest at a rate of 7.5% per annum. The conversion price is $4.50, subject to adjustment.	2,122,259	-

Long-Term Debt, Net of Discounts	$12,811,403	$6,609,398

Total debt as of June 30, 2018 and December 31, 2017 was $12,811,403 and $6,609,398, respectively, net of unamortized debt discount of $2,188,597 and $4,790,601, respectively. The senior convertible promissory notes are secured by shares of common stock. There was accrued interest payable of $16,250 and $21,767 as of June 30, 2018 and December 31, 2017, respectively. See “Note 17 – Subsequent Events” for additional disclosure regarding changes in notes payable subsequent to June 30, 2018.

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt, including the unamortized debt discounts of $2,188,597, are as follows:

		Year Ending December 31,
	Six Months Ending December 2018	2019	2020	2021	2022	2023 and thereafter	Total
Total Debt	$-	$2,122,259	$4,500,000	$6,189,144	$-	$-	$12,811,403

Promissory Notes

On January 18, 2018, the Company entered into a $6,500,000 promissory note for the purchase of land and a building in California with a third-party creditor. As part of the closing of the purchase of land, the Company issued warrants with a value of approximately $164,000 and paid a cash fee of $195,000. The unamortized balance as of June 30, 2018 was $310,857. The warrants and cash fee were recorded as a debt discount. The interest rate for the first year is 12.0% and increases 0.5% per year, up to 13.0%, through 2021. Payments of interest only are due monthly. The full principle balance and accrued interest are due at maturity.

2018 Master Securities Purchase and Convertible Promissory Notes Agreement

In March 2018, the Company entered into the 2018 Master Securities Purchase Agreement with an accredited investor pursuant to which the Company sells to the accredited investor 7.5% Senior Convertible Promissory Notes in eight traunches of $5,000,000, for a total of $40,000,000.

For each note issued under the 2018 Master Securities Purchase Agreement, the principal and interest due and owed under the note is convertible into shares of Common Stock at any time at the election of the holder at a conversion price per share equal to the lower of (i) the original conversion price as defined in each note issuance or (ii) 87% of the average of the two lowest daily volume weighted average price of the Common Stock in the thirteen (13) trading days prior to the conversion date (“Conversion Price”), which Conversion Price is subject to adjustment for (i) stock splits, stock dividends, combinations, or similar events and (ii) full ratchet anti-dilution protection. Upon certain events of default, the conversion price will automatically become 70% of the average of the three (3) lowest volume weighted average prices of the Common Stock in the twenty (20) consecutive trading days prior to the conversion date for so long as such event of default remains in effect.

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

During the period ended March 31, 2018, the Company issued a 7.5% convertible note for an aggregate value of $5,000,000. In April 2018, the note was converted into shares of the Company’s common stock. There were no fees or expenses deducted from the net proceeds received by the Company in the offerings. The Company paid $150,000 in cash and issued approximately $116,000 of warrants in connection with the notes. The cash fee and warrants were recorded as a debt discount and fully amortized upon conversion of the note into shares of the Company’s common stock.

In June 2018, the Company issued a 7.5% convertible note for an aggregate value of $5,000,000. During June 2018, $1,000,000 plus interest was converted into 438,870 shares of the Company’s common stock. As of June 30, 2018, $4,000,000 principal, gross of the unamortized debt discount of $1,877,741 remains due. There were no fees or expenses deducted from the net proceeds received by the Company in the offerings. The Company paid $150,000 in cash in connection with the notes. The cash fee was recorded as a debt discount.

2017 Master Securities Purchase and Convertible Promissory Notes Agreement

The Company has a Securities Purchase Agreement with an accredited investor pursuant to which the Company sells to the accredited investor Senior Convertible Promissory Notes. During the year ended December 31, 2017, the Company issued five 12% convertible notes for an aggregate value of $20,000,000 due at various dates through June 2019. Of the $20,000,000 convertible notes issued during 2017, the Company converted $13,100,000 of the convertible notes into shares of the Company’s common stock during the year ended December 31, 2017. As of December 31, 2017, $6,900,000 principal, gross of the unamortized debt discount of $4,790,602 remained due. The convertible notes outstanding as of December 31, 2017 were all converted in January 2018. In January 2018, the Company issued a 12% convertible note for an aggregate value of $5,000,000. Of the $5,000,000 convertible note issued in January, the Company converted all of the convertible note during the six months period ended June 2018. As of June 30, 2018, the related unamortized debt discount was completely amortized. There were no fees or expenses deducted from the net proceeds received by the Company in the offerings. The Company paid $150,000 in cash and issued approximately $196,000 of warrants in connection with the notes. The cash fee and warrants issued were recorded as a debt discount.

Conversion of Notes Payable and Related Loss on Extinguishment of Debt

During the three and six months ended June 30, 2018 and 2017, the Company converted debt and accrued interest into shares of the Company’s common stock, respectively. The table below details the conversion of the notes payable into equity, the loss on extinguishment of debt and value of the Company’s common stock issued in conversion of debt for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Fair market value of common stock issued upon conversion	$12,745,924	$6,717,694	$29,926,761	$11,732,355
Principal amount of debt converted	(8,500,000)	(5,005,000)	(17,900,000)	(8,564,324)
Accrued interest converted	(108,667)	(145,121)	(193,279)	(274,760)
Fair value of derivative at conversion date	(6,141,000)	(2,901,400)	(15,572,000)	(5,672,050)
Debt discount value at conversion date	5,131,220	2,972,964	11,597,241	5,457,374
Loss on extinguishment of debt	$3,127,477	$1,639,137	$7,858,723	$2,678,595

Common Stock Issued Upon Conversion	4,170,219	2,295,292	7,303,244	4,100,698

NOTE 9 – FAIR VALUE MEASUREMENTS

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of the dates indicated:

	Fair Value at June 30,	Fair Value Measurement Using
Description	2018	Level 1	Level 2	Level 3

Derivative Liabilities – Conversion Feature	$1,891,400	$-	$-	$1,891,400

	$1,891,400	$-	$-	$1,891,400

	Fair Value at December 31,	Fair Value Measurement Using
Description	2017	Level 1	Level 2	Level 3

Derivative Liabilities – Conversion Feature	$9,331,400	$-	$-	$9,331,400

	$9,331,400	$-	$-	$9,331,400

The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Balance at December 31, 2017	$9,331,400

Change in Fair Market Value of Conversion Feature	(628,000)
Derivative Debt Converted into Equity	(15,572,000)
Fair Value of Derivative Liability Recorded Upon Issuance of Convertible Debt	8,760,000

Balance at June 30, 2018	$1,891,400

Effective as of June 2018, the Company estimates the fair value of any new derivative liabilities using the Monte Carlo Simulation (“MCS”) technique because it provides for the necessary assumptions and inputs. The MCS technique, which is an option-based model, is a generally accepted valuation technique for valuing embedded conversion features in convertible notes, because it is an open-ended valuation model that embodies all significant assumption types, and ranges of assumption inputs that the Company agrees would likely be considered in connection with the arms-length negotiation related to the transference of the instrument by market participants. In addition to the typical assumptions in a closed-end option model, such as volatility and a risk-free rate, MCS incorporates assumptions for interest risk, credit risk and redemption behavior. In addition, MCS breaks down the time to expiration into potentially a large population of time intervals and steps. However, there may be other circumstances or considerations, other than those addressed herein, that relate to both internal and external factors that would be considered by market participants as it relates specifically to the Company and the subject financial instruments. The effects, if any, of these considerations cannot be reasonably measured, quantified or qualified.

Significant inputs into the Monte Carlo Simulation used to calculate the derivative values are as follows:

June 2018
Stock Price	$2.16 - $2.88
Conversion and Exercise Price	$1.92 - $2.29
Annual Dividend Yield	0%
Expected Life (Years)	1.44 - 1.50
Risk-Free Interest Rate	2.41% - 2.47%
Expected Volatility	94.50% - 95.00%

For derivative liabilities issued prior to June 2018, the Company estimates the fair value of the derivative liabilities using the Black-Scholes-Merton option pricing model using the following assumptions for issuances during the period ended:

Stock Price	$2.16 - $6.90
Conversion and Exercise Price	$1.92 - $6.60
Annual Dividend Yield	0%
Expected Life (Years)	0.66 - 2.42
Risk-Free Interest Rate	1.77% - 2.52%
Expected Volatility	62.36% - 103.43%

Volatility is based on historical volatility of our common stock. Historical volatility was computed using weekly pricing observations for our common stock that correspond to the expected term. This method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants and conversion features.

No financial assets were measured on a recurring basis as of June 30, 2018 and December 31, 2017.

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

Non-financial assets, such as property, equipment and leasehold improvements, goodwill, and intangible assets, are required to be measured at fair value only when an impairment loss is recognized.

NOTE 10 – TAX EXPENSE

For the three and six months ended June 30, 2018 and 2017, the Company had no income tax expense (benefit).

The components of deferred income tax assets and (liabilities) are as follows:

	June 30,	December 31,
	2018	2017
Deferred Income Tax Assets:
Net Operating Losses	$10,426,088	$8,023,000

	10,426,088	8,023,000
Deferred Income Tax Liabilities:
Depreciation	(926,286)	(850,000)

Total	9,499,802	7,173,000
Valuation Allowance	(9,499,802)	(7,173,000)

Net Deferred Tax	$-	$-

In December 2017 the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affects revaluation of deferred tax assets and liabilities to reflect the federal tax rate reduction from 35.0% to 21.0%.

For the three and six months ended June 30, 2018 and 2017, the Company had subsidiaries that produced and sold cannabis or cannabis pure concentrates, subjecting the Company to the limits of Internal Revenue Code (“IRC”) Section 280E. Pursuant to IRC Section 280E, the Company is allowed only to deduct expenses directly related to sales of product. The State of California does not conform to IRC Section 280E and, accordingly the Company is allowed to deduct all operating expenses on its California income tax returns. As the Company files consolidated federal income tax returns, the taxable income generated from its subsidiaries subject to IRC Section 280E has been offset by losses generated by operations not subject to IRC Section 280E. During 2017, Company amended income tax returns of our subsidiary Black Oak Gallery, a California Corporation (“Black Oak”) for the periods prior to acquisition, which resulted in a net tax refund in 2017.

Permanent tax differences include ordinary and necessary business expenses deemed by the Company as non-allowable deductions under IRC Section 280E; non-deductible expenses for interest, derivatives and warrant expense related to debt financings and non-deductible losses related to various acquisitions.

As of June 30, 2018 and December 31, 2017, the Company had net operating loss carryforwards of approximately $33,822,483 and $26,333,000, respectively, which, if unused, will expire beginning in the year 2034. These tax attributes are subject to an annual limitation from equity shifts, which constitute a change of ownership as defined under IRC Section 382, which will limit their utilization. The Company has assessed the effect of these limitations and does not believe these losses to be substantially limited. The Company also has deferred tax liabilities from the excess carrying amounts of the basis of depreciable assets for financial reporting purposes.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred in 2017 and through the six months period ended June 30, 2018. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of June 30, 2018, a valuation allowance of $9,499,802 has been recorded against all net deferred tax assets as these assets are more likely than not to be unrealized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. All tax years from 2014 to 2017 are subject to examination.

NOTE 11 – EQUITY

Common Stock

During the six months ended June 30, 2018, senior secured convertible promissory notes and accrued interest in the amount of $29,926,761 were converted into 7,303,244 shares of common stock.

During the six months ended June 30, 2018, the Company sold 1,314,147 shares of common stock for the net amount of $3,650,000 pursuant to an equity financing facility with an accredited investor.

During the six months ended June 30, 2018, the Company cancelled 24,510 shares of common stock valued at $117,831, issued 44,282 shares of common stock for services performed in the amount of $123,727 and issued 173,394 shares of common stock for compensation in the amount of $552,992.

During the six months ended June 30, 2018, the Company issued 224,925 shares of common stock for cashless and cash exercises of warrants. The cash received from the cash exercise of warrants was $76,000.

During the six months ended June 30, 2018, the Company purchased an asset worth $300,000. $100,000 was paid in cash during March 2018, the remaining $200,000 was paid by issuing 53,332 shares of the Company’s common stock.

During the six months ended June 30, 2018, as part of the stock split in March 2018, the Company issued 46,687 shares of common stock to round up fractional shares to all shareholders of the Company.

During the six months ended June 30, 2018, as part of the acquisition of Tech Center Drive in September 2017, the Company issued shares held in escrow which were to be paid six months after the acquisition date subject to any amounts to be withheld related to working capital type adjustments. As a result of the working capital adjustments, in March 2018, approximately $351,000 on the six-month anniversary date, the Company withheld and cancelled 101,083 shares.

NOTE 12 – STOCK-BASED COMPENSATION

2016 Equity Incentive Plan

In the first quarter of 2016, the Company adopted the 2016 Equity Incentive Plan. The following table contains information about the 2016 Equity Incentive Plan as of June 30, 2018:

	Awards Reserved for Issuance	Awards Issued	Awards Available for Grant
2016 Equity Incentive Plan	30,000,000	2,044,399	27,955,601

Stock Options

The following table summarizes the Company’s stock option activity and related information for the three and six months ended June 30, 2018:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options
Options Outstanding as of Janury 1, 2018	1,177,732	$2.17

Options Granted	800,000	$4.41
Options Exercised	-	-
Options Forfeited	-	-
Options Expired	-	-
Options Outstanding as of March 31, 2018	1,977,732	$3.08	9.1 Years	$522,600
Options Exercisable as of Mach 31, 2018	659,774	$2.20	8.5 Years	$391,950

Options Granted	66,667	$3.75
Options Exercised	-	-
Options Forfeited	-	-
Options Expired	-	-
Options Outstanding as of June 30, 2018	2,044,399	$3.10	8.89 Years	$361,800
Options Exercisable as of June 30, 2018	828,941	$2.38	8.42 Years	$301,500

The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price of $2.16 on June 30, 2018 and the exercise price of options, multiplied by the number of options. As of June 30, 2018, there was $3,984,837 total unrecognized stock-based compensation. Such costs are expected to be recognized over a weighted-average period of approximately 1.74 years.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following assumptions were used to calculate stock-based compensation for issuances during the six months ended June 30, 2018.

June 2018
Expected Term (years)	6.5 Years
Volatility	126.93-128.0%
Risk-Free Interest Rate	2.5-2.8%
Dividend Yield	0%

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

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted grants of common stock to employees, directors and non-employee consultants in the consolidated statement of operations which are included in selling, general and administrative expenses:

	For the Three Months Ended
	June 30, 2018		June 30, 2017
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense	Number of Shares or Options Granted	Stock-Based Compensation Expense
Stock Options	66,667	$480,500	550,000	$157,430

Stock Grants:
Employees (Common Stock)	91,888	264,542	102,385	294,632
Employees (Series B Preferred Stock)	-	-	-	-
Directors (Common Stock)	-	-	72,728	184,473
Non–Employee Consultants (Common Stock)	37,872	107,037	159,424	446,348

Total Stock–Based Compensation Expense		$852,079		$1,082,883

	For the Six Months Ended
	June 30, 2018		June 30, 2017
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense	Number of Shares or Options Granted	Stock-Based Compensation Expense
Stock Options	866,667	$954,698	550,000	$205,019

Stock Grants:
Employees (Common Stock)	173,394	552,992	109,052	320,732
Employees (Series B Preferred Stock)	-	-	40,000	1,035,406
Directors (Common Stock)	-	-	81,061	221,973
Non–Employee Consultants (Common Stock)	44,282	123,727	190,600	591,359

Total Stock–Based Compensation Expense		$1,631,417		$2,374,489

NOTE 13 – WARRANTS

The Company has the following shares of common stock reserved for exercise of the warrants outstanding as of June 30, 2018:

	Shares	Weighted-Average Exercise Price
Warrants Outstanding as of January 1, 2018	1,191,367	$2.85
Warrants Exercised	(283,697)	$2.17
Warrants Granted	114,636	$4.05
Warrants Expired	-	$-
Warrants Outstanding as of March 31, 2018	1,022,306	$3.80

Warrants Exercised	(27,800)	$0.90
Warrants Granted	51,026	$2.94
Warrants Expired	(26,710)	$3.09
Warrants Outstanding as of June 30, 2018	1,018,822	$3.25

The following weighted-average assumptions were used to calculate the fair value of warrants issued during the period ended June 30, 2018 and 2017 using the Black Scholes option pricing model:

	June 30,		June 30,
	2018		2017
Stock Price on Date of Grant	$3.45		$4.94
Exercise Price	$3.71		$2.64
Volatility	118.90%		133.54%
Term	5.00	Yrs	5.00	Yrs
Risk-Free Interest Rate	2.50%		1.53%
Expected Dividend Rate	0%		0%

There were no warrants recognized as an expense for the three and six months period ended June 30, 2018. There were no warrants recognized as an expense for the three months period June 30, 2017. Warrant expense of $211,534 was recognized for the six months period June 30, 2017. Warrants of $475,916 for the six months ended June 30, 2018 were recorded for warrants issued in connection with debt and recorded as a debt discount.

Warrant expense was $104,499 and $211,534 for three and six months ended June 30, 2017, respectively. For the three and six months period ended June 30, 2017, there were no warrants issued in connection with debt and recorded as a debt discount.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

California Operating Licenses

Effective January 1, 2018 the State of California allowed for adult use cannabis sales. California’s cannabis licensing system is being implemented in two phases. First, beginning on January 1, 2018, the State began issuing temporary licenses. Temporary licenses were initially issued for 90 days, but have since been extended twice by the state. Our current temporary licenses expire on October 28, 2018. The extensions were initially provided because in May the Company had submitted all the necessary documentation for an annual license to be issued. Prior to the state completing its review of any annual licenses, the licensing authority Bureau Cannabis Control (“BCC”) determined that they would eliminate the need to have multiple licenses issued to each entity for both medical and adult use. What this meant was that the State would allow for an entity to apply for a consolidated license which allowed the entities to sell both medical and recreational cannabis. The Company has since applied for single category licenses that allow our vertically integrated activities to conduct sales in both the medical and adult use categories. The decision by the regulating authority meant that the cost of the annual licenses would also be reduced as prior to this change we would have had to apply for two licenses one in each category and they each bore a multi-thousand dollar expense. The Company’s prior licenses obtained from the local jurisdictions in which it operated in have been continued by such jurisdictions and are necessary to obtain state licensing. The Company has received a temporary license for each local jurisdiction which it had active operations. The temporary permits may be extended for an additional period of time. The Company submitted its applications for the annual permits in April 2018. Although the Company believes it will receive the necessary licenses from the State to conduct its business in a timely fashion, there is no guarantee the Company will be able to do so and any failure to do so may have a negative effect on its business and results of operations.

Although the possession, cultivation and distribution of cannabis for medical and adult use is permitted in California and Nevada, cannabis is a Schedule-I controlled substance and its use remains a violation of federal law. Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, strict enforcement of federal law regarding cannabis would likely result in our inability to proceed with our business plan, especially in respect of our cannabis cultivation, production and dispensaries. In addition, our assets, including real property, cash, equipment and other goods, could be subject to asset forfeiture because cannabis is still federally illegal.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Total asset amounts at June 30, 2018 and 2017 exclude intercompany receivable balances eliminated in consolidation.

	For the Three Months Ended June 30, 2018 (Unaudited)
	Herbs and Produce Products	Cannabis Dispensary, Cultivation and Production	Eliminations and Other	Total
Total Revenues	$1,502,789	$7,203,971	$11,417	$8,718,177
Cost of Goods Sold	958,694	5,551,060	-	6,509,754

Gross Profit	544,095	1,652,911	11,417	2,208,423

Selling, General and Administrative Expenses	994,906	2,823,524	4,183,940	8,002,370

Loss from Operations	(450,811)	(1,170,613)	(4,172,523)	(5,793,947)

Other Income (Expense):
Amortization of Debt Discount	-	-	(417,363)	(417,363)
Loss on Extinguishment of Debt	-	-	(3,127,477)	(3,127,477)
Loss on Fair Market Valuation of Derivatives	-	-	(1,653,000)	(1,653,000)
Interest Expense	-	-	(331,379)	(331,379)

Total Other Income (Expense)	-	-	(5,529,219)	(5,529,219)

Net Loss	$(450,811)	$(1,170,613)	$(9,701,742)	$(11,323,166)

Total Assets at June 30, 2018	$6,320,906	$71,591,669	$31,878,438	$109,791,013

	For the Three Months Ended June 30, 2017 (Unaudited)
	Herbs and Produce Products	Cannabis Dispensary, Cultivation and Production	Eliminations and Other	Total
Total Revenues	$1,777,067	$6,049,319	$16,487	$7,842,873
Cost of Goods Sold	1,325,729	5,010,771	-	6,336,500

Gross Profit	451,338	1,038,548	16,487	1,506,373

Selling, General and Administrative Expenses	855,999	2,210,475	2,962,813	6,029,287
			.
Loss from Operations	(404,661)	(1,171,927)	(2,946,326)	(4,522,914)

Other Income (Expense):
Amortization of Debt Discount	-	-	(515,654)	(515,654)
Loss on Extinguishment of Debt	-	-	(1,639,137)	(1,639,137)
Gain on Fair Market Valuation of Derivatives	-	-	987,200	987,200
Interest Expense	-	-	(130,510)	(130,510)
Loss on Fair Market Valuation of Contingent Consideration	-	(77,286)	-	(77,286)
Gain on Settlement of Contingent Consideration	-	4,991,571	-	4,991,571

Total Other Income (Expense)	-	4,914,285	(1,298,101)	3,616,184

Net Income (Loss)	$(404,661)	$3,742,358	$(4,244,427)	$(906,730)

Total Assets at June 30, 2017	$7,104,469	$60,224,138	$9,550,062	$76,878,669

	For the Six Months Ended June 30, 2018 (Unaudited)
	Herbs and Produce Products	Cannabis Dispensary, Cultivation and Production	Eliminations and Other	Total
Total Revenues	$2,786,690	$14,518,525	$28,328	$17,333,543
Cost of Goods Sold	2,221,811	11,255,869	-	13,477,680

Gross Profit	564,879	3,262,656	28,328	3,855,863

Selling, General and Administrative Expenses	1,937,273	6,827,231	7,660,414	16,424,918

Loss from Operations	(1,372,394)	(3,564,575)	(7,632,086)	(12,569,055)

Other Income (Expense):
Amortization of Debt Discount	-	-	(885,680)	(885,680)
Loss on Extinguishment of Debt	-	-	(7,858,723)	(7,858,723)
Gain on Fair Market Valuation of Derivatives	-	-	628,000	628,000
Interest Expense	-	(397)	(590,603)	(591,000)

Total Other Income (Expense)	-	(397)	(8,707,006)	(8,707,403)

Net Loss	$(1,372,394)	$(3,564,972)	$(16,339,092)	$(21,276,458)

Total Assets at June 30, 2018	$6,320,906	$71,591,669	$31,878,438	$109,791,013

	For the Six Months Ended June 30, 2017 (Unaudited)
	Herbs and Produce Products	Cannabis Dispensary, Cultivation and Production	Eliminations and Other	Total
Total Revenues	$2,694,210	$11,936,357	$36,762	$14,667,329
Cost of Goods Sold	2,295,544	10,506,349	-	12,801,893

Gross Profit	398,666	1,430,008	36,762	1,865,436

Selling, General and Administrative Expenses	1,515,062	4,837,480	6,063,045	12,415,587
			.
Loss from Operations	(1,116,396)	(3,407,472)	(6,026,283)	(10,550,151)

Other Income (Expense):
Amortization of Debt Discount	-	-	(1,126,270)	(1,126,270)
Loss on Extinguishment of Debt	-	-	(2,678,595)	(2,678,595)
Gain on Fair Market Valuation of Derivatives	-	-	2,597,950	2,597,950
Interest Expense	-	-	(288,343)	(288,343)
Loss on Fair Market Valuation of Contingent Consideration	-	(4,426,047)	-	(4,426,047)
Gain on Settlement of Contingent Consideration	-	4,991,571	-	4,991,571

Total Other Income (Expense)	-	565,524	(1,495,258)	(929,734)

Net Loss	$(1,116,396)	$(2,841,948)	$(7,521,541)	$(11,479,885)

Total Assets at June 30, 2017	$7,104,469	$60,224,138	$9,550,062	$76,878,669

NOTE 16 – LITIGATION AND CLAIMS

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued if such disclosure is necessary for the Company’s financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there were no matters that required an accrual as of June 30, 2018 nor were there any asserted or unasserted material claims for which material losses are reasonably possible.

On April 11, 2018, the Company filed a lawsuit in the United States District Court, Central District of California against Kenneth Vande Vrede, Michael Vande Vrede, Steven Vande Vrede, Daniel Vande Vrede, Greda Vande Vrede, Beverly Willekes, Brian Vande Vrede, Gro-Rite, Inc. (“Gro-Rite”) and Naturally Beautiful Plant Products, LLC (“Naturally Beautiful”) alleging breach of contract, breach of fiduciary duties, conversion, fraud, breach of covenant of good faith and fair dealing, misappropriation of trade secrets, and conspiracy related to, among other things, the Share Exchange Agreement, dated as of April 24, 2013 among the Company, the Company’s wholly-owned subsidiary, Edible Garden Corp. (“Edible Garden”), and the individual defendants (the “Share Exchange Agreement”). The Company is seeking monetary damages, including attorneys’ fees and expenses, return of shares of the Company’s common stock issued to the individual defendants under the Share Exchange Agreement, return of stock options issued to the individual defendants, and return of the Company’s intellectual property.

On April 10, 2018, Gro-Rite, Naturally Beautiful and Whitetown Realty (“Whitetown Realty” and collectively, the “Whitetown Realty Plaintiffs”) filed a lawsuit in the Superior Court of New Jersey Law Division, Morris County against the Company and Edible Garden alleging, among other things, that Edible Garden owes certain amounts to Gro-Rite under a Marketing and Distribution Agreement between Edible Garden and Gro-Rite, dated May 7, 2013, and Naturally Beautiful under a Marketing and Distribution Agreement between Edible Garden and Naturally Beautiful, dated May 13, 2013 (collectively, the “Marketing and Distribution Agreements”), and that Edible Garden owes certain amounts to Whitetown Realty under the Lease between Whitetown Realty and Edible Garden, dated January 1, 2015 (the “Lease”). The Whitetown Realty Plaintiffs are seeking, among other things, compensatory damages for the amounts claimed are owed and attorneys’ fees and costs. The Company believes that Edible Garden does not owe any payments under the Marketing and Distribution Agreements or the Lease. The Company disputes the Whitetown Realty Plaintiffs’ allegations in the lawsuit and intends to vigorously defend itself. Accordingly, on May 18, 2018, the Company and Edible Garden filed an answer denying the allegations of the Whitetown Realty plaintiffs.  In that same pleading, Edible Garden filed a counterclaim against Naturally Beautiful and Gro-Rite asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, trademark infringement/unfair competition, and tortious interference with contractual relations.  Edible Garden also filed a third-party complaint against previously unidentified defendants John Doe Entities 1-10 and John Doe Individuals 1-10 arising from the wrongful misappropriation and pirating of electricity from the Edible Garden facility located at 283 Route 519, Belvidere, New Jersey.  That third-party complaint alleges claims for unjust enrichment, tortious interference with contractual relations and conversion.  On June 8, 2018, Edible Garden filed an amended counterclaim adding a count for conversion against Naturally Beautiful and Gro-Rite.  On June 12, 2018, Edible Garden Corp. filed an amended third-party complaint adding Gerda Vande Vrede as a named third-party defendant.  On June 13, 2018, Gro-Rite and Naturally Beautiful filed an answer to Edible Garden’s amended counterclaim and Gerda Vande Vrede filed an answer to Edible Garden’s amended third-party complaint denying the allegations asserted against them.  No counterclaims, crossclaims or fourth party complaints were filed on behalf of Gerda Vande Vrede, Naturally Beautiful or Gro-Rite.

On April 13, 2018, Edible Garden Corp. filed a lawsuit in the Superior Court of New Jersey Chancery Division, Warren County against Whitetown Realty in response to a letter from a law firm representing Whitetown Realty alleging Edible Garden was in default of the Lease. Edible Garden is seeking declaratory and equitable relief to prevent Whitetown Realty from terminating the Lease and for attorneys’ fees and costs. The Company believes that Edible Garden has made all payments due to Whitetown Realty under the Lease and maintains Edible Garden is not in default of the Lease. On April 23, 2018, by order of the assignment judge of Warren County, the lawsuit was transferred to Morris County and consolidated with the April 10, 2018 lawsuit previously filed by Gro-Rite, Naturally Beautiful and Whitetown Realty in the Superior Court of New Jersey, Law Division, Morris County.  On June 13, 2018, Whitetown Realty filed its answer to the Edible Garden Complaint.  In that answer, Whitetown Realty denies that Edible Garden is entitled to the declaratory and equitable relief that Edible Garden requested.  No counterclaim was filed by Whitetown Realty.

On April 11, 2018, Kenneth Vande Vrede, Michael Vande Vrede and Steven Vande Vrede (collectively, the “Vande Vrede Brothers”) filed a lawsuit in the Superior Court of New Jersey Law Division, Warren County against the Company and Edible Garden alleging, among other things, that the Company and Edible Garden improperly suspended the Vande Vrede Brothers from their positions with the Company and Edible Garden. The Vande Vrede Brothers were seeking, among other things, a declaratory judgment that they did not violate their fiduciary duties owed to the Company or Edible Garden and reinstating the Vande Vrede Brothers to their status with the Company and Edible Garden prior to their suspensions and attorneys’ fees and costs. The original complaint in this matter was never served, and on June 12, 2018, the Vande Vrede Brothers, and now David Vande Vrede, Daniel Vande Vrede, Beverly Willekes, and Whitetown Realty filed an amended complaint against Terra Tech, Edible Garden, Derek Peterson, Michael James, and Michael Nahass.  The Company filed a pre-answer motion to dismiss the amended complaint, arguing that any of the plaintiffs’ claims that relate to the Share Exchange Agreement, belong in the already existing lawsuit in California, and any of the plaintiffs’ claims that relate to the lease, belong in the already existing lawsuits in New Jersey.  The Company disputes the Vande Vredes’ allegations in the lawsuit and intends to vigorously defend itself.

NOTE 17 – SUBSEQUENT EVENTS

Equity Financing Facility

On July 25, 2018, the Company issued a $5,000,000 convertible note to an accredited investor pursuant to the 2018 Master Securities Purchase Agreement. The convertible note matures in January 25, 2020 and accrues interest at a rate of 7.5% per year.

On July 25, 2018, the Company entered into a Securities Purchase Agreement with an accredited investor and issued a $150,000 convertible note. The convertible note matures in January 25, 2019 and accrues interest at a rate of 3.0% per year.

Debt and Interest Converted into Equity

Subsequent to June 30, 2018, senior convertible promissory notes and accrued interest issued under the 2018 Master Securities Purchase Agreement, in the amount of $3,000,000 and $35,938, respectively, were converted into 1,932,888 shares of common stock.

Option Issuances

In July 2018, the Company issued 945,000 options which vest quarterly over 3 years to various directors and executives.

Other

On July 26, 2018, the Company received approvals from local authorities for the change of ownership in NuLeaf. As a result, the notes receivable balance at June 30, 2018 was converted into a 50% ownership interest in NuLeaf in July 2018. See “Note 6 – Notes Receivable” for additional disclosure.

On July 26, 2018, the Company announced that it has secured a 25% ownership stake in The Healing Tree Collective, Inc., a cannabis dispensary operator based in California. On July 23, 2018, The Healing Tree Collective, Inc. was awarded a retail permit associated with a facility on W. Pendleton Ave, Santa Ana, by the City of Santa Ana. The remaining 75% of The Healing Tree Collective, Inc. and therefore the associated permit, is held by other members of The Healing Tree Collective, Inc., with whom the Company partnered in order to complete the permit application process. Under the terms of the agreement between the Company and the other members of The Healing Tree Collective, Inc, the Company covered the costs of the permit application and Black Oak, will be responsible for managing all of the facility’s operations, including hiring decisions. The facility is located at 3222 W. Pendleton Ave, Santa Ana, California, an area of Santa Ana in which the Company did not previously have a presence.

On July 24, 2018, the Company announced it has been granted two permits by the City of Santa Ana to operate one retail dispensary on Dyer Road and one on Carnegie Avenue in Santa Ana, California. The first dispensary will be located at 620 East Dyer Road, with plans to become a fully vertical cannabis complex. The second dispensary will be located at 1815 E. Carnegie Avenue.

On July 6, 2018, MediFarm LLC, a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Exhale Brands Nevada III, LLC (the “Purchaser”) pursuant to which the Company agreed to sell and the Purchaser agreed to purchase substantially all of the assets of the Company related to the Company’s dispensary located at 1921 Western Ave., Las Vegas, NV 89102 (the “Business”). See “Note 4 - Assets Held for Sale” for additional disclosure.

On July 30, 2018, the Company entered into Independent Director Agreements with Steven J. Ross (the “Ross Agreement”) and Alan Gladstone (the “Gladstone Agreement”).

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

In California, we have two dispensaries, one under Black Oak in Oakland, California and one under MediFarm SoCal in Santa Ana, California, which sell quality medical and adult use cannabis products. We are currently in various stages of construction in both states as we are rapidly expanding our commercial footprint focusing on building additional retail, cultivation and production locations for medical and adult use cannabis. The Hegenberger cultivation facility in Oakland under Black Oak is expected to be complete by the third quarter of 2018, with additional medical and adult use locations under Dyer and Carnegie in which we own the real property. We have received provisional permits to operate a dispensary and production facility in the city of San Leandro, California under Blüm San Leandro; and upon project completion and inspection, to receive final operating permits.

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

Our business also represents our operating segments. See our Part I, Item 1. Business, “Company Overview” and “Note 15 – Segment Information” to our unaudited consolidated financial statements for further discussion of our operating segments.

Our Operations

We are organized into two reportable segments:

•	Herbs and Produce Products – Includes herbs and leafy greens that are grown using classic Dutch hydroponic farming methods; and
•	Cannabis Dispensary, Cultivation and Production – Includes cannabis-focused retail, cultivation and production.

Our segment net revenue and contributions to consolidated net revenue for each of the three and six months ended June 30, 2018 and 2017 were as follows:

	Total Revenue		Percentage of Total Revenue
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Herbs and Produce Products	$1,502,789	$1,777,067	17.24%	22.66%
Cannabis Dispensary, Cultivation and Production	7,203,971	6,049,319	82.63%	77.13%
Other and Eliminations	11,417	16,487	0.13%	0.21%

Total	$8,718,177	$7,842,873	100.00%	100.00%

	Total Revenue		Percentage of Total Revenue
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Herbs and Produce Products	$2,786,690	$2,694,210	16.08%	18.37%
Cannabis Dispensary, Cultivation and Production	14,518,525	11,936,357	83.76%	81.38%
Other and Eliminations	28,328	36,762	0.16%	0.25%

Total	$17,333,543	$14,667,329	100.00%	100.00%

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

Cannabis Dispensary, Cultivation and Production

Either independently or in conjunction with third parties, we operate medical cannabis retail and adult use dispensaries and a medical cannabis and adult use cultivation in California. In addition, we operate four retail medical and adult use cannabis dispensary facilities in Nevada, and have in various stages of construction, medical cannabis and adult use cultivation and production facilities in Nevada. We own real property in Nevada on which we plan to build a medical and adult use cannabis dispensary. All of our retail dispensaries in California and Nevada offer a broad selection of medical and adult use cannabis products including flowers, concentrates and edibles. We also produce and sell a line of medical and adult use cannabis flowers, as well as a line of medical and adult use cannabis-extracted products, which include concentrates, cartridges, vape pens and wax products.

Employees

As of the date of this Quarterly Report on Form 10-Q, we had approximately 255 employees.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenues

For the three months ended June 30, 2018, we generated revenues of $8.72 million, compared to $7.84 million for the three months ended June 30, 2017, an increase of $0.88 million or 11.2 percent. The increase was primarily due to: (i) $2.43 million higher revenues generated by the Nevada MediFarm dispensaries primarily due to the implementation of adult use sales in July 2017; (ii) $0.45 million in revenues generated by MediFarm SoCal which started operations in September 2017; (iii) $0.93 million decrease in IVXX revenues due to the production facilities of IVXX are currently being relocated to an upgraded facility that will facilitate the increase in production and achieve greater distribution throughout California. Project completion is estimated to be in the fourth quarter of 2018; and (iv) $0.82 million decrease in Black Oak revenues resulting from higher California state excise tax rates effective January 1, 2018, which negatively impacted demand, and a $0.21 million decrease in Edible Garden. At this stage in our development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross Profit

Our gross profit for the three months ended June 30, 2018 was $2.21 million, compared to a gross profit of $1.51 million for the three months ended June 30, 2017, an increase of $0.70 million or 46.6 percent. Our gross margin percentage for the three months ended June 30, 2018 was 25.3 percent, compared to 19.2 percent for the three months ended June 30, 2017. The increase was primarily attributable to the cannabis segment, which increased by $0.61 million primarily resulting from higher level of revenue to cover fixed overhead included in cost of goods sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2018 were $8.00 million, compared to $6.03 million for the three months ended June 30, 2017, an increase of $1.97 million or 32.7 percent. The increase was primarily due to: (i) a $0.95 million increase in salaries and related payroll taxes due to new hires in the compliance department and overall headcount increases; (ii) a $0.59 million increase in stock compensation related to employee bonuses; and (iii) a $0.35 million increase in other professional fees related to outside consultants implementing new accounting systems.

Operating Income (Loss)

We realized an operating loss of $5.79 million for the three months ended June 30, 2018, compared to an operating loss of $4.52 million for the three months ended June 30, 2017, an increase of approximately $1.27 million or 28.1 percent.

Other Income (Expense)

Other expense for the three months ended June 30, 2018 was $5.53 million, compared to other income of $3.62 million for the three months ended June 30, 2017, a decrease of $9.15 million or 252.9 percent. This decrease was primarily attributable to: (i) a gain on the settlement of the contingent consideration of $4.99 million from Black Oak during the three months ended June 30, 2017, compared to zero in the three months ended June 30, 2018; (ii) an increase in loss on fair market valuation of derivatives of $2.64 million; and (iii) an increase in loss on extinguishment of debt of $1.49 million.

Net Loss Attributable to Terra Tech Corp.

We incurred a net loss of $11.43 million, or $0.17 per share, for the three months ended June 30, 2018, compared to a net loss of $0.45 million, or $0.01 per share, for the three months ended June 30, 2017.

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

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenues

For the six months ended June 30, 2018, we generated revenues of $17.33 million, compared to $14.67 million for the six months ended June 30, 2017, an increase of $2.67 million or 18.2 percent. The increase was primarily due to: (i) $4.96 million higher revenues generated by the Nevada MediFarm dispensaries primarily due to the implementation of adult use sales in July 2017; (ii) $1.01 million revenue generated by MediFarm SoCal which started operations in September 2017; (iii) $2.40 million decrease in IVXX revenues due to the production facilities of IVXX are currently being relocated to an upgraded facility that will facilitate the increase in production and achieve greater distribution throughout California. Project completion is estimated to be in the fourth quarter of 2018; and (iv) $0.99 million decrease in Black Oak revenues resulting from higher California state excise tax rates effective January 1, 2018, which negatively impacted demand. At this stage in our development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross Profit

Our gross profit for the six months ended June 30, 2018 was $3.86 million, compared to a gross profit of $1.87 million for the six months ended June 30, 2017, an increase of $1.99 million or 106.7 percent. Our gross margin percentage for the six months ended June 30, 2018 was 22.3 percent, compared to 12.7 percent for the six months ended June 30, 2017. The increase in gross margin percentage was attributable to: (i) the cannabis segment, which had $3.26 million and $1.43 million gross profit for the six months ended June 30, 2018 and 2017, respectively, or 22.5 percent and 12.0 percent gross margin for the six months ended June 30, 2018 and 2017, respectively; and (ii) the herbs and produce segment, which had $0.56 million and $0.40 million gross profit for the six months ended June 30, 2018 and 2017, respectively, or 20.3 percent and 14.8 percent gross margin for the six months ended June 30, 2018 and 2017, respectively. The cannabis segment increase was primarily related to the gross profit margins generated from the Nevada MediFarm dispensaries due to the implementation of adult use sales in July 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2018 were $16.42 million, compared to $12.42 million for the six months ended June 30, 2017, an increase of $4.01 million or 32.3 percent. The increase was primarily due to: (i) a $1.94 million increase in salaries and related payroll taxes due to new hires in the compliance department and overall headcount increases; (ii) a $1.04 million increase in stock compensation related to employee bonuses; (iii) a $0.51 million increase in license, permits and property taxes due to higher revenue generated from the cannabis segment; and (iv) a $0.37 million increase in depreciation and amortization due to new assets placed in service.

Operating Income (Loss)

We realized an operating loss of $12.57 million for the six months ended June 30, 2018, compared to an operating loss of $10.55 million for the six months ended June 30, 2017, an increase of $2.02 million or 19.1 percent.

Other Income (Expense)

Other expense for the six months ended June 30, 2018 was $8.71 million, compared to $0.93 million for the six months ended June 30, 2017, an increase of $7.78 million or 836.6 percent. This increase was primarily attributable to: (i) a gain on the settlement of the contingent consideration of $4.99 million from Black Oak during the six months ended June 30, 2017, compared to zero in the six months ended June 30, 2018; (ii) a $4.43 million loss on fair market valuation of contingent consideration during the six months ended June 30, 2017, compared to zero in the six months ended June 30, 2018; (iii) an increase in loss on extinguishment of debt of $5.18 million; and (iv) a decrease in gain on fair market valuation of derivatives of $1.97 million.

Net Loss Attributable to Terra Tech Corp.

We incurred a net loss attributable to Terra Tech Corp. of $21.46 million, or $0.32 per share, for the six months ended June 30, 2018, compared to $10.57 million, or $0.28 per share, for the six months ended June 30, 2017.

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

LIQUIDITY AND CAPITAL RESOURCES

We have never reported net income. We incurred net losses for the six months ended June 30, 2018 and 2017 and have an accumulated deficit of approximately $127.01 million and $105.55 million at June 30, 2018 and December 31, 2017, respectively.

As of June 30, 2018, we had working capital of $12.39 million, including $5.15 million of cash compared to working capital of $3.47 million, including $5.45 million of cash as of December 31, 2017. Current assets were approximately 3.1 times current liabilities as of June 30, 2018, compared to approximately 1.2 times current liabilities as of December 31, 2017.

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

In connection with the sale of the Company’s MediFarm LLC dispensary located at 1921 Western Ave., Las Vegas, NV 89102, the Company expects to generate net cash of approximately $6.25 million. Other than these proceeds, the Company does not expect the sale of MediFarm LLC to have a significant impact on liquidity.

We anticipate requiring additional capital for the commercial development of our facilities. Blüm San Leandro and the Hegenberger facility, together, will require approximately $1.5 million in capital to complete. Construction for the completion of the packaging facility for Edible Garden will require approximately $0.8 million. The estimated construction budget for the development of the cultivation and production facilities under MediFarm II is approximately $2.0 million.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the fourth quarter of 2020. However, we continue to evaluate various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. In March 2018 we entered into a $40.0 million 2018 Master Security Purchase Agreement with an accredited investor. As of June 30, 2018, the Company has received $5.0 million under this agreement. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations, or if we are able to raise capital, that it will be available to us on acceptable terms, on an acceptable schedule, or at all.

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

Operating Activities

Cash used in operating activities for the six months ended June 30, 2018 was $9.87 million, compared to $7.15 million for the six months ended June 30, 2017, an increase of $2.72 million, or approximately 38.1 percent. Increases in cash used in operating activities were due to: (i) an increase in net loss of $9.80 million; (ii) an increase of $5.18 million in loss on extinguishment of debt; and (iii) a decrease of $1.97 million in gain on fair value market valuation of derivatives.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2018 was $8.46 million, compared to cash used in investing activities of $1.04 million for the six months ended June 30, 2017, an increase of $7.42 million, or 716.4 percent. During the six months ended June 30, 2018, cash used in investing activities was primarily comprised of expenditures related to: (i) the construction of the San Leandro and Oakland facilities; (ii) capital expenditures at Edible Garden in Belvidere, N.J.; and (iii) payment for acquisition of land in Santa Ana, California.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2018 was $18.08 million, compared to $7.57 million for the six months ended June 30, 2017, an increase of $10.51 million, or 138.8 percent. The increase in cash provided by financing activities for the six months ended June 30, 2018 was primarily due to: (i) $9.0 million from the issuance of debt; (ii) a $2.09 million payment of contingent consideration; offset by (iii) a $0.47 million increase in cash paid for debt discount.

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

Interest Rate Risk

As of June 30, 2018, we had no outstanding variable-rate debt and $15.0 million of principal fixed-rate debt.

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

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2018. Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as disclosed in Remediation of Material Weakness above.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued if such disclosure is necessary for the Company’s financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there were no matters that required an accrual as of June 30, 2018 nor were there any asserted or unasserted material claims for which material losses are reasonably possible.

On April 11, 2018, the Company filed a lawsuit in the United States District Court, Central District of California against Kenneth Vande Vrede, Michael Vande Vrede, Steven Vande Vrede, Daniel Vande Vrede, Greda Vande Vrede, Beverly Willekes, Brian Vande Vrede, Gro-Rite, Inc. (“Gro-Rite”) and Naturally Beautiful Plant Products, LLC (“Naturally Beautiful”) alleging breach of contract, breach of fiduciary duties, conversion, fraud, breach of covenant of good faith and fair dealing, misappropriation of trade secrets, and conspiracy related to, among other things, the Share Exchange Agreement, dated as of April 24, 2013 among the Company, the Company’s wholly-owned subsidiary, Edible Garden Corp. (“Edible Garden”), and the individual defendants (the “Share Exchange Agreement”). The Company is seeking monetary damages, including attorneys’ fees and expenses, return of shares of the Company’s common stock issued to the individual defendants under the Share Exchange Agreement, return of stock options issued to the individual defendants, and return of the Company’s intellectual property.

On April 10, 2018, Gro-Rite, Naturally Beautiful and Whitetown Realty (“Whitetown Realty” and collectively, the “Whitetown Realty Plaintiffs”) filed a lawsuit in the Superior Court of New Jersey Law Division, Morris County against the Company and Edible Garden alleging, among other things, that Edible Garden owes certain amounts to Gro-Rite under a Marketing and Distribution Agreement between Edible Garden and Gro-Rite, dated May 7, 2013, and Naturally Beautiful under a Marketing and Distribution Agreement between Edible Garden and Naturally Beautiful, dated May 13, 2013 (collectively, the “Marketing and Distribution Agreements”), and that Edible Garden owes certain amounts to Whitetown Realty under the Lease between Whitetown Realty and Edible Garden, dated January 1, 2015 (the “Lease”). The Whitetown Realty Plaintiffs are seeking, among other things, compensatory damages for the amounts claimed are owed and attorneys’ fees and costs. The Company believes that Edible Garden does not owe any payments under the Marketing and Distribution Agreements or the Lease. The Company disputes the Whitetown Realty Plaintiffs’ allegations in the lawsuit and intends to vigorously defend itself. Accordingly, on May 18, 2018, the Company and Edible Garden filed an answer denying the allegations of the Whitetown Realty plaintiffs.  In that same pleading, Edible Garden filed a counterclaim against Naturally Beautiful and Gro-Rite asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, trademark infringement/unfair competition, and tortious interference with contractual relations.  Edible Garden also filed a third-party complaint against previously unidentified defendants John Doe Entities 1-10 and John Doe Individuals 1-10 arising from the wrongful misappropriation and pirating of electricity from the Edible Garden facility located at 283 Route 519, Belvidere, New Jersey.  That third-party complaint alleges claims for unjust enrichment, tortious interference with contractual relations and conversion.  On June 8, 2018, Edible Garden filed an amended counterclaim adding a count for conversion against Naturally Beautiful and Gro-Rite.  On June 12, 2018, Edible Garden Corp. filed an amended third-party complaint adding Gerda Vande Vrede as a named third-party defendant.  On June 13, 2018, Gro-Rite and Naturally Beautiful filed an answer to Edible Garden’s amended counterclaim and Gerda Vande Vrede filed an answer to Edible Garden’s amended third-party complaint denying the allegations asserted against them.  No counterclaims, crossclaims or fourth party complaints were filed on behalf of Gerda Vande Vrede, Naturally Beautiful or Gro-Rite.

On April 13, 2018, Edible Garden Corp. filed a lawsuit in the Superior Court of New Jersey Chancery Division, Warren County against Whitetown Realty in response to a letter from a law firm representing Whitetown Realty alleging Edible Garden was in default of the Lease. Edible Garden is seeking declaratory and equitable relief to prevent Whitetown Realty from terminating the Lease and for attorneys’ fees and costs. The Company believes that Edible Garden has made all payments due to Whitetown Realty under the Lease and maintains Edible Garden is not in default of the Lease. On April 23, 2018, by order of the assignment judge of Warren County, the lawsuit was transferred to Morris County and consolidated with the April 10, 2018 lawsuit previously filed by Gro-Rite, Naturally Beautiful and Whitetown Realty in the Superior Court of New Jersey, Law Division, Morris County.  On June 13, 2018, Whitetown Realty filed its answer to the Edible Garden Complaint.  In that answer, Whitetown Realty denies that Edible Garden is entitled to the declaratory and equitable relief that Edible Garden requested.  No counterclaim was filed by Whitetown Realty.

On April 11, 2018, Kenneth Vande Vrede, Michael Vande Vrede and Steven Vande Vrede (collectively, the “Vande Vrede Brothers”) filed a lawsuit in the Superior Court of New Jersey Law Division, Warren County against the Company and Edible Garden alleging, among other things, that the Company and Edible Garden improperly suspended the Vande Vrede Brothers from their positions with the Company and Edible Garden. The Vande Vrede Brothers were seeking, among other things, a declaratory judgment that they did not violate their fiduciary duties owed to the Company or Edible Garden and reinstating the Vande Vrede Brothers to their status with the Company and Edible Garden prior to their suspensions and attorneys’ fees and costs. The original complaint in this matter was never served, and on June 12, 2018, the Vande Vrede Brothers, and now David Vande Vrede, Daniel Vande Vrede, Beverly Willekes, and Whitetown Realty filed an amended complaint against Terra Tech, Edible Garden, Derek Peterson, Michael James, and Michael Nahass.  The Company filed a pre-answer motion to dismiss the amended complaint, arguing that any of the plaintiffs’ claims that relate to the Share Exchange Agreement, belong in the already existing lawsuit in California, and any of the plaintiffs’ claims that relate to the lease, belong in the already existing lawsuits in New Jersey.  The Company disputes the Vande Vredes’ allegations in the lawsuit and intends to vigorously defend itself.

From time to time, we also may become subject to other litigation or proceedings in connection with our business, as either a plaintiff or defendant.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2017, except for the risk factor noted below. Please refer to that section for disclosures regarding the risk and uncertainties relating to our business.

California Phase-In of Laboratory Testing Requirements

Beginning July 1, 2018, cannabis goods must meet all statutory and regulatory requirements. A licensee can only sell cannabis goods that have been tested by a licensed testing laboratory and have passed all statutory and regulatory testing requirements. In order to be sold, cannabis goods harvested or manufactured prior to January 1, 2018, must be tested by a licensed testing laboratory and must comply with all testing requirements in section 5715 of the Bureau of Cannabis Control (“BCC”) regulations. Cannabis goods that do not meet all statutory and regulatory requirements must be destroyed in accordance with the rules pertaining to destruction. See “Note 3 – Concentrations of Business and Credit Risk” for additional information on California laboratory testing requirements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description

3.1	Amended Bylaws, dated June 20, 2018 *

4.1	Form of 7.5% Senior Convertible Promissory Note (1)

4.2	Amendment No. 1 to Convertible Promissory Note (2)

4.3	Amendment No. 1 to Convertible Promissory Note (2)

31.1	Certification of Derek Peterson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Michael C. James, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Derek Peterson, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

32.2	Certification of Michael C. James, Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculations Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Presentation Linkbase Document *
__________________

*	Filed herewith

(1)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on June 8, 2018.
(2)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on May 2, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA TECH CORP.

Date: August 9, 2018	By:	/s/ Michael C. James
Michael C. James
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

