Form 10-Q
period 2018-09-30
Terra Tech Corp.
filed 2018-11-08
CIK 1451512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 5, 2018, there were 79,190,002 shares of common stock outstanding, 12 shares of Series A Preferred Stock, convertible at any time into 12 shares of common stock, 0 shares of Series B Preferred Stock, 1,140,833 shares of common stock issuable upon the exercise of all of our outstanding warrants and 886,884 shares of common stock issuable upon the exercise of all vested options.

TERRA TECH CORP.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

TERRA TECH CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS

Current Assets:
Cash	$3,418,991	$5,445,582
Accounts Receivable	890,123	959,698
Notes Receivable	-	5,010,143
Inventory	3,599,066	5,760,019
Assets Held for Sale	856,233	-
Prepaid Expenses and Other Current Assets	781,373	1,067,689

Total Current Assets	9,545,786	18,243,131

Property, Equipment and Leasehold Improvements, Net	36,888,848	19,191,616
Intangible Assets, Net	20,411,936	27,773,110
Goodwill	35,172,508	28,921,260
Other Assets	630,200	4,058,682
Other Investments	11,995,379	-

TOTAL ASSETS	$114,644,657	$98,187,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current Liabilities:
Accounts Payable and Accrued Expenses	$5,492,742	$5,444,710
Derivative Liabilities	2,222,000	9,331,400

Total Current Liabilities	7,714,742	14,776,110

Long-Term Liabilities:
Long-Term Debt, Net of Discounts	13,828,345	6,609,398

Total Long-Term Liabilities	13,828,345	6,609,398

Total Liabilities	21,543,087	21,385,508

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ EQUITY:
Preferred Stock, Convertible Series A, Par Value 0.001:
100 Shares Authorized as of September 30, 2018 and December 31, 2017; 12 and 8 Shares Issued and Outstanding as of September 30, 2018 and December 31, 2017, respectively	-	-
Preferred Stock, Convertible Series B, Par Value 0.001:
49,999,900 Shares Authorized as of September 30, 2018 and December 31, 2017; 0 Shares Issued and Outstanding as of September 30, 2018 and December 31, 2017	-	-
Common Stock, Par Value 0.001:
990,000,000 Shares Authorized as of September 30, 2018 and December 31, 2017; 77,913,801 and 61,818,560 Shares Issued and Outstanding as of September 30, 2018 and December 31, 2017, respectively (1)	77,914	61,819
Additional Paid-In Capital (1)	232,528,404	181,357,715
Accumulated Deficit	(140,678,329)	(105,548,602)

Total Terra Tech Corp. Stockholders’ Equity	91,927,989	75,870,932
Non-Controlling Interest	1,173,581	931,359

Total Stockholders’ Equity	93,101,570	76,802,291

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$114,644,657	$98,187,799

(1) Adjusted to reflect the one-for-15 reverse stock split. See "Note 1 – Description of Business.”

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Total Revenues	$7,083,225	$10,121,375	$24,416,768	$24,788,704
Cost of Goods Sold	5,559,520	7,786,437	19,037,200	20,588,330

Gross Profit	1,523,705	2,334,938	5,379,568	4,200,374

Selling, General and Administrative Expenses	9,404,945	6,238,110	25,829,863	18,653,697

Loss from Operations	(7,881,240)	(3,903,172)	(20,450,295)	(14,453,323)

Other Income (Expense):
Amortization of Debt Discount	(498,961)	(490,068)	(1,384,641)	(1,616,338)
Impairment of Property	-	(138,037)	-	(138,037)
Loss on Extinguishment of Debt	(4,257,029)	(1,373,538)	(12,115,752)	(4,052,133)
Gain (Loss) on Fair Market Valuation of Derivatives	(103,600)	(1,475,900)	524,400	1,122,050
Interest Expense, Net	(425,160)	(119,650)	(1,016,160)	(407,993)
Share of Loss in Joint Venture	(439,354)	-	(439,354)	-
Loss on Fair Market Valuation of Contingent Consideration	-	-	-	(4,426,047)
Gain on Settlement of Contingent Consideration	-	-	-	4,991,571

Total Other Income (Expense)	(5,724,104)	(3,597,193)	(14,431,507)	(4,526,927)

Net Loss	(13,605,344)	(7,500,365)	(34,881,802)	(18,980,250)
Net Income (Loss) Attributable to Non-Controlling Interest	64,460	292,568	247,925	(621,560)

NET LOSS ATTRIBUTABLE TO TERRA TECH CORP.	$(13,669,803)	$(7,792,933)	$(35,129,726)	$(18,358,690)

Net Loss Per Common Share Attributable to Terra Tech Corp. Common Stockholders – Basic and Diluted (1)	$(0.19)	$(0.16)	$(0.51)	$(0.44)

Weighted-Average Number of Common Shares Outstanding – Basic and Diluted (1)	73,213,387	48,024,423	68,917,828	41,610,209

(1) Adjusted to reflect the one-for-15 reverse stock split. See "Note 1 – Description of Business."

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(34,881,802)	$(18,980,250)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Gain on Fair Market Valuation of Derivatives	(524,400)	(1,122,050)
Loss on Fair Market Valuation of Contingent Consideration	-	4,426,047
Loss on Joint Venture	439,354	-
Cancellation of shares issued	(117,831)	-
Gain on Settlement of Contingent Consideration	-	(4,991,571)
Impairment of Property	-	138,037
Loss on Extinguishment of Debt	12,115,752	4,052,133
Amortization of Debt Discount	1,384,641	1,616,338
Interest Income Accreted	(155,783)	-
Depreciation and Amortization	2,597,794	2,687,994
Warrants Issued with Common Stock and Debt	-	211,534
Stock Issued for Compensation	589,959	1,526,286
Stock Issued for Director Fees	99,991	221,973
Stock Issued for Services	133,587	1,036,427
Stock Option Compensation	1,645,384	439,599
Changes in Operating Assets and Liabilities:
Accounts Receivable	69,575	81,486
Inventory	2,042,395	(2,458,684)
Prepaid Expenses and Other Current Assets	(155,740)	(3,817,699)
Other Assets	(52,612)	(185,611)
Accounts Payable and Accrued Expenses	359,353	2,300,098
Income Tax Payable	-	(57,971)

NET CASH USED IN OPERATING ACTIVITIES	(14,410,383)	(12,875,884)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Paid for Acquisition, Net of Cash Acquired	-	(4,113,779)
Purchase of Equity Investments	(7,087,713)	-
Purchase of Property, Equipment and Leasehold Improvements	(9,797,439)	(1,947,057)

NET CASH USED IN INVESTING ACTIVITIES	(16,885,152)	(6,060,836)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Notes Payable	25,050,000	11,500,000
Debt Issuance Cost	(942,000)	(360,000)
Proceeds from Issuance of Common Stock	5,100,000	6,700,000
Payment of Contingent Consideration	-	(2,088,000)
Proceeds from Exercise of Warrants	101,000	-
Cash (Distribution) Contribution from Non-Controlling Interest	(5,794)	86,546

NET CASH PROVIDED BY FINANCING ACTIVITIES	29,303,206	15,838,546

NET CHANGE IN CASH	(1,992,329)	(3,098,174)
NET CHANGE IN CASH CLASSIFIED WITHIN CURRENT ASSETS HELD FOR SALE	(34,262)	-
Cash at Beginning of Period	5,445,582	9,749,572

CASH AT END OF PERIOD	$3,418,991	$6,651,398

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash Paid for Interest	$428,334	$-

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of Contingent Consideration	$-	$4,739,638
Purchase of Land and Building with a Mortgage	$6,500,000	$-
Gain on Settlement of Contingent Consideration Recorded Against Additional Paid-In Capital	$-	$4,692,697
Fair Value of Debt Discount and Derivative Liability Recorded	$12,686,000	$7,881,000
Fair Market Value of Common Stock Issued Upon Conversion	$42,968,230	$18,156,952
Claw Back of Escrow Shares From The Tech Center Drive Asset Acquisition	$351,072	$-
Issuance of Common Stock for Other Assets	$200,000	$-
Fair Value of Warrants Issued for Debt Discount	$817,536	$169,225
Deposits Applied to the Purchase of Property	$3,500,000	$-
Assets Reclassified as Held for Sale	$856,233	$-
Fair Vlaue of Shares Issued for Acquisition	$-	$2,726,146
Fair Value of Shaes Issued for Production Operating Agreement	$-	$1,935,500
Conversion of Series B Preferred Stock to Common Stock	$-	$33,146
Reclass of Non-Controlling Interest to Additional Paid-In Capital for the Acquisition of Additional Interest in Subsidiary	$-	$1,830,925
Share of Loss on Joint Venture	$439,354	$-

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

The Company is a vertically integrated retail, production and cultivation company with an emphasis on providing the highest quality of medical and adult use cannabis products. The Company also holds an exclusive patent on an organic antioxidant rich Superleaf lettuce and sells living herbs grown using classic Dutch hydroponic farming methods.

The Company has a presence in three states (California, Nevada and New Jersey), and, currently, has cannabis operations in California and Nevada. All the Company’s cannabis dispensaries operate under the name Blüm. The Company’s cannabis dispensaries offer a broad selection of medical and adult use cannabis products including flowers, concentrates and edibles.

On March 12, 2018, the Company implemented a 1-for-15 reverse stock split of the Company’s common stock (the “Reverse Stock Split”). The Reverse Stock Split became effective in the stock market upon commencement of trading on March 13, 2018. As a result, every fifteen shares of the Company’s Pre-Reverse Stock Split common stock were combined and reclassified into one share of the Company’s common stock. The number of common stock shares subject to outstanding options, warrants and convertible securities were also reduced by a factor of fifteen as of March 13, 2018. All historical share and per share amounts reflected throughout unaudited consolidated financial statements have been adjusted to reflect the Reverse Stock Split. The authorized number of shares and the par value per share of the Company’s common stock were not affected by the Reverse Stock Split.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Securities Exchange Commission (“SEC”) Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933 and reflect the accounts and operations of the Company and those entities in which we have a controlling financial interest. In accordance with the provisions of the Financial Accounting Standards Board (“FASB”) or Accounting Standards Codification (“ASC”) 810, “Consolidation”, we consolidate any variable interest entity (“VIE”), of which we are the primary beneficiary. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. We do not consolidate a VIE in which we have a majority ownership interest when we are not considered the primary beneficiary. We have determined that we are the primary beneficiary of certain VIEs. We evaluate our relationships with all the VIEs on an ongoing basis to reassess if we continue to be the primary beneficiary.

All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These interim unaudited consolidated financial statements do not include all disclosures required by GAAP for complete financial statements and, therefore, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2017. The December 31, 2017 balances reported herein are derived from the audited consolidated financial statements for the year ended December 31, 2017. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

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

Investments

Investments in unconsolidated affiliates are accounted for under the cost or the equity method of accounting, as appropriate. The Company accounts for investments in limited partnerships or limited liability corporations, whereby the Company owns a minimum of 5% of the investee's outstanding voting stock, under the equity method of accounting. These investments are recorded at the amount of the Company's investment and adjusted each period for the Company's share of the investee's income or loss, and dividends paid. As investments accounted for under the cost method do not have readily determinable fair values, the Company only estimates fair value if there are identified events or changes in circumstances that could have a significant adverse effect on the investment's fair value.

Assets Held for Sale

Assets held for sale represent furniture, equipment, and leasehold improvements less accumulated depreciation as well as any other assets that are held for sale in conjunction with the sale of a business. The Company recorded assets held for sale in accordance with ASC 360, “Property, Plant, and Equipment,” at the lower of carrying value or fair value less costs to sell. Fair value is based on the estimated proceeds from the sale of the facility utilizing recent purchase offers, market comparables and/or data. Our estimate as to fair value is regularly reviewed and subject to changes in the commercial real estate markets and our continuing evaluation as to the facility’s acceptable sale price. The reclassification takes place when the assets are available for immediate sale and the sale is highly probable. These conditions are usually met from the date on which a letter of intent or agreement to sell is ready for signing.

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

The Company reviews the goodwill allocated to each of our reporting units for possible impairment annually during the third quarter and whenever events or changes in circumstances indicate its carrying amount may not be recoverable. When assessing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company performs a two-step impairment test. If the Company concludes otherwise, then no further action is taken. The Company also has the option to bypass the qualitative assessment and only perform a quantitative assessment, which is the first step of the two-step impairment test. In the two-step impairment test, the Company measures the recoverability of goodwill by comparing a reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. There were no events or changes in circumstances that indicated potential impairment of intangible assets during the third quarter 2018, as such the Company determined that no adjustment to the carrying value of goodwill was required.

Revenue Recognition and Performance Obligations

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” and all the related amendments, which are also codified into ASC 606. The Company elected to adopt this guidance using the modified retrospective method. The adoption of this guidance did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

Revenue related to distribution customers is recorded when the customer is determined to have taken control of the product. This determination is based on the customer specific terms of the arrangement and gives consideration to factors including, but not limited to, whether the customer has an unconditional obligation to pay, whether a time period or event is specified in the arrangement and whether the Company can mandate the return or transfer of the products. Revenue is recorded net of taxes collected from customers that are remitted to governmental authorities with collected taxes recorded as current liabilities until remitted to the relevant government authority.

Herbs and Produce Products

The Company recognizes revenue from products grown in its greenhouses upon delivery of the product to the customer at which time control passes to the customer. Upon transfer of control, the Company has no further performance obligations.

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

Disaggregation of Revenue

See “Note 17 – Segment Information” for revenues disaggregated by type as required by ASC Topic 606.

Contract Balances

Due to the nature of the Company’s revenue from contracts with customers, the Company does not have material contract assets or liabilities that fall under the scope of ASC Topic 606.

Contract Estimates and Judgments

The Company’s revenues accounted for under ASC Topic 606, generally, do not require significant estimates or judgments based on the nature of the Company’s revenue streams. The sales prices are generally fixed at the point of sale and all consideration from contracts is included in the transaction price. The Company’s contracts do not include multiple performance obligations or material variable consideration.

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

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option to measure any eligible financial instruments.

Derivative Financial Instruments

ASC 815-40, “Derivatives and Hedging”, requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of ASC 815-40, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period.

ASC 815, “Derivatives and Hedging”, requires all derivatives to be recorded on the balance sheet at fair value. Furthermore, ASC 815 precludes contracts issued or held by a reporting entity that are both (1) indexed to its own stock and (2) classified as stockholders’ equity in its statement of financial position from being treated as derivative instruments.

The Company estimates the fair value of any new derivative liabilities using the Monte Carlo Simulation (“MCS”) technique because it provides for the necessary assumptions and inputs. The MCS technique, which is an option-based model, is a generally accepted valuation technique for valuing embedded conversion features in convertible notes because it is an open-ended valuation model that embodies all significant assumption types and ranges of assumption inputs that the Company agrees would likely be considered in connection with the arms-length negotiation related to the transference of the instrument by market participants. In addition to the typical assumptions in a closed-end option model, such as volatility and a risk-free rate, MCS incorporates assumptions for interest risk, credit risk and redemption behavior. In addition, MCS breaks down the time to expiration into, potentially, a large population of time intervals and steps. However, there may be other circumstances or considerations, other than those addressed herein, that relate to both internal and external factors that would be considered by market participants as it relates specifically to the Company and the subject financial instruments. The effects, if any, of these considerations cannot be reasonably measured, quantified or qualified.

Recently Adopted Accounting Standards

FASB ASU No. 2014-09 (Topic 606), “Revenue from Contracts with Customers” –In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. The Company adopted ASC Topic 606, “Revenue from Contracts with Customers”, effective January 1, 2018 using the modified retrospective method. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations. The Company did not restate prior period information for the effects of the new standard, nor did the Company adjust the opening balance of its accumulated deficit to account for the implementation of the new requirements of this standard.

FASB ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)” – Issued in August 2016, the amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, “Statement of Cash Flows.” The Company adopted ASU 2016-15 on January 1, 2018. Upon adoption, there was no significant impact to the Company’s consolidated statement of cash flows.

FASB ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting” - Issued in May 2017, the amendments in ASU 2017-09 clarify which types of changes to share-based payment awards are in scope of modification accounting. ASU 2017-09 also provides clarification related to the fair value assessment with respect to determining whether a fair value calculation is required and the appropriate unit of account to apply. The Company adopted ASU 2017-09 on January 1, 2018. Upon adoption, there was no impact to the Company’s consolidated financial condition or results of operations.

Recently Issued Accounting Standards

FASB ASU No. 2018-13 (Topic 820), “Fair Value Measurement” – Issued in August 2018, ASU 2018-13 modifies, removes and adds certain disclosure requirements on fair value measurements based on the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. The Company is in the process of evaluating the impact the adoption of this standard will have on its statements and related disclosures.

FASB ASU No. 2018-07 (Topic 718), “Compensation—Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting” – Issued in June 2018, ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606. The new standard will be effective for the Company on January 1, 2019. Early adoption is permitted. Adoption of this guidance will not have a material impact on the Company’s consolidated financial condition or results of operations.

FASB ASU 2017-01 (Topic 805), “Business Combinations: Clarifying the Definition of a Business” – In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business ("ASU 2017-01"), which amends Topic 805 to provide a screen to determine when a set of assets and liabilities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the standard (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace missing elements. The standard provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The standard also provides a framework that includes two sets of criteria to consider that depend on whether a set has outputs and a more stringent criteria for sets without outputs. Lastly, the standard narrows the definition of the term "output" so that the term is consistent with how outputs are described in Topic 606, Revenue from Contracts with Customers. ASU 2017-01 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted in limited circumstances. The Company adopted ASU 2017-01 effective January 1, 2018. As the provisions of this guidance are to be applied prospectively, adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

FASB ASU 2017-11,”Earnings Per Share, Distinguishing Liabilities from Equity, Derivatives and Hedging – (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” – Issued in July 2017, the amendments in ASU 2017-11 are intended to reduce the complexity associated with accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, a down round feature would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be considered "not indexed to an entity's own stock" and therefore accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. Down round features are most often found in warrants and conversion options embedded in debt or preferred equity instruments. In addition, the guidance re-characterized the indefinite deferral of certain provisions on distinguishing liabilities from equity to a scope exception with no accounting effect. This guidance becomes effective January 1, 2019 and early adoption is permitted. The Company is currently evaluating the effect that ASU 2017-11 will have on our consolidated financial statements and related disclosure.

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

FASB ASU No. 2016-02 (Topic 842), “Leases” – Issued in February 2016, ASU No. 2016-02 established ASC Topic 842, Leases, as amended by subsequent ASUs on the topic, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to apply a two-method approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. Lessees are required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. Lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. The accounting applied by the lessor is largely unchanged from that applied under the existing lease standard. We are currently evaluating the overall impact of the adoption of ASU 2016-02 on our consolidated financial statements. We will be required to record a right-of-use asset and lease liability equal to the present value of the remaining minimum lease payments and will continue to recognize expense on a straight-line basis upon adoption of this standard. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued an update ASU 2018-11 Leases: Targeted Improvements, which provides companies with an additional transition option that would permit the application of ASU 2016-02 as of the adoption date rather than to all periods presented. We plan to utilize this transition option when we adopt this standard on January 1, 2019 and plan to elect to use the transition practical expedients package available to us under this new standard.

NOTE 3 – CONCENTRATIONS OF BUSINESS AND CREDIT RISK

California Licensed Vendors Requirement

The Company sources cannabis products for retail, cultivation and production from various vendors. However, as a result of the new regulations in the State of California, the Company’s California retail, cultivation and production operations must use vendors licensed by the State effective January 1, 2018. As a result, the Company will be dependent upon the licensed vendors in California to supply products as of that date. If the Company is unable to enter into a relationship with sufficient members of properly licensed vendors, the Company's sales may be impacted. During the three and nine months ended September 30, 2018 and 2017, we did not have any concentration of vendors for inventory purchases. However, this may change depending on the number of vendors who receive appropriate licenses to operate in the State of California.

California Phase-In of Laboratory Testing Requirements

The Bureau of Cannabis Control (“BCC”) is the lead agency in developing regulations for medical and adult use cannabis in California. The BCC is responsible for licensing retailers, distributors, testing labs and microbusinesses. Prior to July 1, 2018, the BCC allowed for a “transition period” in which they allowed exceptions from specific regulatory provisions. However, beginning July 1, 2018, cannabis goods must meet all statutory and regulatory requirements. A licensee can only sell cannabis goods that have been tested by a licensed testing laboratory and have passed all statutory and regulatory testing requirements. In order to be sold, cannabis goods harvested or manufactured prior to January 1, 2018, must be tested by a licensed testing laboratory and must comply with all testing requirements in Section 5715 of the BCC’s regulations. Cannabis goods that do not meet all statutory and regulatory requirements must be destroyed in accordance with the rules pertaining to destruction.

The laboratory testing requirements are being phased-in three tiers. Tiers 1, 2 and 3 have compliance deadlines of January 1, 2018, July 1, 2018 and December 31, 2018, respectively. With each phased-in tier, there are specific laboratory testing requirements for different types of cannabis products as outlined below:

Phase-In of Required Laboratory Testing		Inhalable Cannabis	Inhalable Cannabis Products	Other Cannabis & Cannabis Products
Tier 1	January 1, 2018

	Cannabinoids Testing	☒	☒	☒
	Moisture Content Testing	☒
	Category II Residual Solvents and Processing Chemicals Testing		☒	☒
	Category I Residual Pesticides Testing	☒	☒	☒
	Microbial Impurities Testing (A. fumigatus, A. flavus, A. niger, A. terreus)	☒	☒
	Microbial Impurities Testing (Escherichia coli and Salmonella spp.)	☒	☒	☒
	Homogeneity Testing of Edible Cannabis Products			☒

Tier 2	July 1, 2018

	Category I Residual Solvents and Processing Chemicals Testing		☒	☒
	Category II Residual Pesticides Testing	☒	☒	☒
	Foreign Material Testing	☒	☒	☒

Tier 3	December 31, 2018

	Terpenoids Testing	☒	☒	☒
	Mycotoxins Testing	☒	☒	☒
	Heavy Metals Testing	☒	☒	☒
	Water Activity Testing of Solid or Semi-Solid Edibles	☒		☒

On June 8, 2018 the BCC issued new guidance regarding the completion of the transition period from an unregulated to regulated state market. This guidance was provided to issue direction on how licensees should treat inventory from 2017 and 2018, which was not completely compliant with the BCC regulations that commenced on January 1, 2018. One of these components was that, in addition to tier 1 testing, all products must meet tier 2 testing by July 1, 2018 and tier 3 testing by December 31, 2018. While testing has not been a barrier to product availability for the Company, it is possible that as the market transitions from tier 2 to tier 3 testing, products meeting all three tier testing requirements will be limited in nature. Through industry discussions, the Company believes that cultivators and manufacturers are aware of the new requirements and are taking great measures to meet these requirements. Considering that other states have similar testing requirements, the Company does not expect that these new testing standards will be an actual barrier to product availability. However, the limited number of testing labs licensed by the state to perform all required tier testing may cause a backlog or delay in testing results, which could have an impact on product availability.

NOTE 4 – ASSETS HELD FOR SALE

As of September 30, 2018, there was one asset group in the Cannabis Dispensary, Cultivation and Production segment that met the criteria to be recorded as held for sale under ASC 360: (1) management, having the authority to approve the action, committed to a plan to sell the asset, (2) the asset group was available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets, (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset group have been initiated, (4) the sale of the asset group was probable, and transfer of the asset group was expected to qualify for recognition as a completed sale, within one year, (5) the asset group was being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The assets related to this asset group have been classified as held for sale on the unaudited September 30, 2018 consolidated balance sheet. On July 6, 2018, MediFarm LLC, a majority owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Exhale Brands Nevada III, LLC (the “Purchaser”) pursuant to which the Company agreed to sell and the Purchaser agreed to purchase substantially all of the assets of the Company related to the Company’s dispensary located at 1921 Western Ave., Las Vegas, NV 89102 (the “Business”). The aggregate consideration to be paid for the Business is $6,250,000 plus the value of inventory, as agreed upon by the Company and the Purchaser, less the liabilities assumed at closing. The transaction is subject to approval by the Nevada Department of Taxation and is expected to close promptly following receipt of such approval. There is no material relationship between the Company or its affiliates and the Purchaser other than in respect of the transactions contemplated by the Purchase Agreement. The Purchase Agreement contains customary conditions, representations, warranties, indemnities and covenants by, among, and for the benefit of the parties. See “Note 19 – Subsequent Events” for further discussion on final disposition of assets on October 22, 2018.

The components of assets held for sale are as follows:

September 30, 2018
Cash	$34,262
Inventory	173,637
Prepaid Expenses and Other Assets	35,905
Property, Equipment and Leasehold Improvements, Net	612,429

Assets Held for Sale	$856,233

NOTE 5 – VARIABLE INTEREST ENTITY ARRANGEMENTS

The Company has a shared interest in two entities, MediFarm I and MediFarm I RE, with another investor for the operation of a cultivation operation and dispensary in Nevada. The Company has determined these entities are variable interest entities in which the Company is the primary beneficiary by reference to the power and benefits criterion under ASC 810, “Consolidation.” The provisions within the operating agreements and other factors grant the Company the power to manage and make decisions that affect the operation of these entities.

As the primary beneficiary of MediFarm I and MediFarm I RE, the Company consolidates the accounts and operations of these entities. All intercompany transactions are eliminated in the unaudited consolidated financial statements.

The aggregate carrying values of MediFarm I and MediFarm I RE assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows:

	September 30,	December 31,
	2018	2017
Current Assets:
Cash	$172,130	$409,029
Inventory	650,283	232,231
Prepaid Expenses and Other Current Assets	40,067	302,186
Total Current Assets	862,480	943,446
Property, Equipment and Leasehold Improvements, Net	1,849,782	1,965,103

TOTAL ASSETS	$2,712,262	$2,908,549

Current Liabilities:
Accounts Payable and Accrued Expenses	$424,006	$319,853

TOTAL LIABILITIES	$424,006	$319,853

NOTE 6 – INVESTMENTS IN UNCONSOLIDATED AFFILIATES

NuLeaf

On October 26, 2017, the Company entered into joint venture agreements with NuLeaf Sparks Cultivation, LLC and NuLeaf Reno Production, LLC (collectively “NuLeaf”) to build and operate cultivation and production facilities for our IVXX brand of cannabis products in Nevada. The agreements were subject to approval by the State of Nevada, the City of Sparks and the City of Reno in Nevada. Under the terms of the agreements, the Company remitted to NuLeaf an upfront investment of $4,500,000 in the form of convertible loans bearing an interest rate of 6% per annum. On June 28, 2018, the Company received approval from the State of Nevada. The remaining required approvals from local authorities were received in July 2018. As a result, the notes receivable balance was converted into a 50% ownership interest in NuLeaf. The investment in NuLeaf was recorded at cost and accounted for using the equity method. As of September 30, 2018, the $7.13 million investment in NuLeaf was recorded in other assets on the unaudited consolidated balance sheet. For the three and nine month period ended September 30, 2018, the Company recorded $0.44 million loss in earnings in the unaudited consolidated statement of operations.

Hydrofarm

On August 28, 2018, the Company entered into a Subscription Agreement with Hydrofarm Holdings Group, Inc. (“Hydrofarm”), one of the leading independent providers of hydroponic products in North America, pursuant to which the Company agreed to purchase from Hydrofarm and Hydrofarm agreed to sell to the Company 2,000,000 Units, each Unit consisting of one share of common stock and one warrant to purchase one-half of a share of common stock for an initial exercise price of $5.00 per share, for $2.50 per Unit for an aggregate purchase price of $5,000,000. The $5,000,000 investment in Hydrofarm was recorded at cost and is included in other assets on the unaudited consolidated balance sheet as of September 30, 2018.

NOTE 7 – ACQUISITIONS

Tech Center Drive

On September 13, 2017, MediFarm So Cal Inc. (“MediFarm So Cal”), a wholly-owned subsidiary of the Company acquired all assets of Tech Center Drive LLC (“Tech Center Drive”) and majority control of 55 OC Community Collective Inc. (“55 OC”). The acquisition of Tech Center Drive and 55 OC was accounted for in accordance with ASC 805-10, “Business Combinations.” 55 OC is a mutual benefit corporation which holds a cannabis license with the City of Santa Ana in the State of California. MediFarm So Cal manages the dispensary under the license of 55 OC. Control of 55 OC was obtained by the Company’s CEO and Treasurer holding two of the three Board seats of 55 OC and through the management contract held by MediFarm So Cal. The Company acquired inventory, property, equipment and leasehold improvements and a management service agreement which allows for Tech Center Drive to purchase the medical marijuana dispensary license of 55 OC.

During the third quarter of 2018, the Company recorded a $6.3 million adjustment to reflect the fair value of the management services agreement. The adjustment resulted in an increase to goodwill, a decrease in other intangible assets and a $434,114 decrease in amortization expense. The measurement period was closed during the third quarter of 2018. The following table summarizes the fair value of the assets at the date of acquisition:

Assets Acquired
Inventory	$113,779
Property, Equipment and Leasehold Improvements	99,566
Security Deposits	5,000
Management Service Agreement	370,332
Goodwill	6,258,260
Total Assets Acquired	$6,846,937

NOTE 8 – INVENTORY

Raw materials consist of Edible Garden’s herb product lines and material for IVXX’s line of cannabis pure concentrates. Work-in-progress consists of live plants grown for Edible Garden’s herb product lines and live plants grown at Black Oak Gallery (“Black Oak”). Finished goods consists of IVXX’s line of cannabis packaged products to be sold into dispensaries and Black Oak cannabis products sold in retail, and Edible Garden’s products to be sold via food, drug, and mass channels.

Inventory consists of the following:

	September 30,	December 31,
	2018	2017
Raw Materials	$1,210,885	$1,450,273
Work-in-Progress	794,216	1,016,596
Finished Goods	1,593,965	3,293,150

Total Inventory	$3,599,066	$5,760,019

NOTE 9 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment, and leasehold improvements, net consists of the following:

	September 30,	December 31,
	2018	2017

Land and Building	$19,662,334	$9,047,201
Furniture and Equipment	3,522,960	3,553,587
Computer Hardware and Software	657,088	486,176
Leasehold Improvements	8,435,062	9,316,665
Construction in Progress	9,922,155	1,204,547

Subtotal	42,199,599	23,608,176
Less Accumulated Depreciation	(5,310,751)	(4,416,560)

Property, Equipment and Leasehold Improvements, Net	$36,888,848	$19,191,616

Depreciation expense related to property, equipment and leasehold improvements for the three months ended September 30, 2018 and 2017 was $417,132 and $479,686, respectively, and for the nine months ended September 30, 2018 and 2017 was $1,487,869 and $1,399,418, respectively.

NOTE 10 – NOTES PAYABLE

Notes payable consists of the following:

	September 30,	December 31,
	2018	2017
Senior convertible promissory note dated August 21, 2017, issued to accredited investors, which matures February 21, 2019 and bears interest at a rate of 12% per annum. The conversion price is $4.50, subject to adjustment. The balance of the note and accrued interest was converted into common stock in January 2018.	$-	$640,010
Senior convertible promissory note dated December 26, 2017, issued to accredited investors, which matures June 26, 2019 and bears interest at a rate of 12% per annum. The conversion price is $4.50, subject to adjustment. The balance of the note and accrued interest was converted into common stock in January 2018.	-	1,469,388
Promissory note dated November 22, 2017, issued for the purchase of real property. Matures December 1, 2020, with an option to extend the maturity date 1 year. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter up to 13.5%. In the event of default, the note is convertible at the holder's option.	4,500,000	4,500,000
Promissory note dated January 18, 2018, issued for the purchase of real property. The promissory note is collateralized by the land and building purchased and matures February 1, 2021, with an option to extend the maturity date 1 year. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter up to 13.0%. The full principle balance and accrued interest are due at maturity. In the event of default, the note is convertible at the holder's option.	6,218,286	-
Senior convertible promissory note dated July 25, 2018, issued to accredited investors under the 2018 Master Securities Purchase and Convertible Promissory Notes Agreement, which matures January 25, 2020 and bears interest at a rate of 7.5% per annum. The conversion price is $4.50, subject to adjustment.	2,394,774	-
Securities Purchase Agreement dated July 25, 2018, issued to accredited investors, which matures July 25, 2019 and bears interest at a rate of 3.0% per annum. The conversion price is 5.0% discount to the average of the three (3) lowest VWAPs in the five (5) trading days prior to the conversion date.	134,398	-
Senior convertible promissory note dated September 6, 2018, issued to accredited investors under the 2018 Master Securities Purchase and Convertible Promissory Notes Agreement, which matures March 7, 2020 and bears interest at a rate of 7.5% per annum. The conversion price is $4.50, subject to adjustment.	580,887	-

Long-Term Debt, Net of Discounts	$13,828,345	$6,609,398

Total debt as of September 30, 2018 and December 31, 2017 was $13,828,345 and $6,609,398, respectively, net of unamortized debt discount of $2,039,942 and $4,790,601, respectively. The senior convertible promissory notes are convertible at the holder’s option into shares of common stock. There was accrued interest payable of $10,212 and $21,767 as of September 30, 2018 and December 31, 2017, respectively.

Promissory Notes

On January 18, 2018, the Company entered into a $6,500,000 promissory note for the purchase of land and a building in California with a third-party creditor. As part of the closing of the purchase of land, the Company issued warrants with a value of approximately $164,000 and paid a cash fee of $195,000. The warrants and cash fee were recorded as a debt discount. The unamortized balance of such discount as of September 30, 2018 was $281,714. The interest rate for the first year is 12.0% and increases 0.5% per year, up to 13.0%, through 2021. Payments of interest only are due monthly. The full principle balance and accrued interest are due at maturity.

2018 Master Securities Purchase and Convertible Promissory Notes Agreement

In March 2018, the Company entered into the 2018 Master Securities Purchase Agreement with an accredited investor pursuant to which the Company sells to the accredited investor 7.5% Senior Convertible Promissory Notes in eight tranches of $5,000,000, for a total of $40,000,000.

For each note issued under the 2018 Master Securities Purchase Agreement, the principal and interest due and owed under the note is convertible into shares of Common Stock at any time at the election of the holder at a conversion price per share equal to the lower of (i) the original conversion price as defined in each note issuance or (ii) 87% of the average of the two lowest daily volume weighted average price of the Common Stock in the thirteen (13) trading days prior to the conversion date (“Conversion Price”). The Conversion Price is subject to adjustment for (i) stock splits, stock dividends, combinations, or similar events and (ii) full ratchet anti-dilution protection. Upon certain events of default, the conversion price will automatically become 70% of the average of the three (3) lowest volume weighted average prices of the Common Stock in the twenty (20) consecutive trading days prior to the conversion date for so long as such event of default remains in effect.

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

In September 2018, the Company issued a 7.5% convertible note for an aggregate value of $4,900,000. In September 2018, $3,900,000 plus interest was converted into 2,774,876 shares of the Company’s common stock. There were no fees or expenses deducted from the net proceeds received by the Company in the offerings. The Company paid $147,000 in cash and issued approximately $107,000 of warrants in connection with the notes. The cash fee and warrants were recorded as a debt discount and fully amortized upon conversion of the note into shares of the Company’s common stock.

In July 2018, the Company issued a 7.5% convertible note for an aggregate value of $5,000,000. In September 2018, $1,000,000 plus interest was converted into 743,030 shares of the Company’s common stock. There were no fees or expenses deducted from the net proceeds received by the Company in the offerings. The Company paid $150,000 in cash and issued approximately $120,000 of warrants in connection with the notes. The cash fee and warrants were recorded as a debt discount and fully amortized upon conversion of the note into shares of the Company’s common stock.

In June 2018, the Company issued a 7.5% convertible note for an aggregate value of $5,000,000. During the nine months ended September 30, 2018, $5,000,000 plus interest was converted into 3,032,007 shares of the Company’s common stock. There were no fees or expenses deducted from the net proceeds received by the Company in the offerings. The Company paid $150,000 in cash and issued approximately $114,000 of warrants in connection with the notes. The cash fee was recorded as a debt discount and warrants.

During the period ended March 31, 2018, the Company issued a 7.5% convertible note for an aggregate value of $5,000,000. In April 2018, $5,000,000 plus accrued interest was converted into 2,538,856 shares of the Company’s common stock. There were no fees or expenses deducted from the net proceeds received by the Company in the offerings. The Company paid $150,000 in cash and issued approximately $116,000 of warrants in connection with the notes. The cash fee and warrants were recorded as a debt discount and fully amortized upon conversion of the note into shares of the Company’s common stock.

2017 Master Securities Purchase and Convertible Promissory Notes Agreement

The Company has a Securities Purchase Agreement with an accredited investor pursuant to which the Company sells to the accredited investor Senior Convertible Promissory Notes. During the year ended December 31, 2017, the Company issued five 12% convertible notes for an aggregate value of $20,000,000 due at various dates through June 2019. Of the $20,000,000 convertible notes issued during 2017, the Company converted $13,100,000 of the convertible notes into shares of the Company’s common stock during the year ended December 31, 2017. As of December 31, 2017, $6,900,000 principal, gross of the unamortized debt discount of $4,790,602 remained due. The convertible notes outstanding as of December 31, 2017 were all converted in January 2018. In January 2018, the Company issued a 12% convertible note for an aggregate value of $5,000,000. Of the $5,000,000 convertible note issued in January, the Company converted all of the convertible note during the nine months period ended September 2018. As of September 30, 2018, the related unamortized debt discount was completely amortized. There were no fees or expenses deducted from the net proceeds received by the Company in the offerings. The Company paid $150,000 in cash and issued approximately $196,000 of warrants in connection with the notes. The cash fee and warrants issued were recorded as a debt discount.

Conversion of Notes Payable and Related Loss on Extinguishment of Debt

During the three and nine months ended September 30, 2018 and 2017, the Company converted debt and accrued interest into shares of the Company’s common stock. The table below details the conversion of the notes payable into equity, the loss on extinguishment of debt and value of the Company’s common stock issued in conversion of debt for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Fair market value of common stock issued upon conversion	$13,041,469	$6,424,597	$42,968,230	$18,156,952
Principal amount of debt converted	(8,900,000)	(3,250,000)	(26,800,000)	(11,814,324)
Accrued interest converted	(118,041)	(232,225)	(311,320)	(506,985)
Fair value of derivative at conversion date	(3,699,000)	(3,434,900)	(19,271,000)	(9,106,950)
Debt discount value at conversion date	3,932,601	1,866,066	15,529,842	7,323,440
Loss on extinguishment of debt	$4,257,029	$1,373,538	$12,115,752	$4,052,133

Common Stock Issued Upon Conversion (1)	6,111,043	1,668,902	13,414,287	5,769,600

(1) Adjusted to reflect the one-for-15 reverse stock split. See "Note 1 – Description of Business.”

NOTE 11 – FAIR VALUE MEASUREMENTS

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of the dates indicated:

	Fair Value at September 30,	Fair Value Measurement Using
Description	2018	Level 1	Level 2	Level 3

Derivative Liabilities – Conversion Feature	$2,222,000	$-	$-	$2,222,000

	$2,222,000	$-	$-	$2,222,000

	Fair Value at December 31,	Fair Value Measurement Using
Description	2017	Level 1	Level 2	Level 3

Derivative Liabilities – Conversion Feature	$9,331,400	$-	$-	$9,331,400

	$9,331,400	$-	$-	$9,331,400

The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	For the Nine Months Ended September 30,
	2018	2017
Balance at December 31, 2017	$9,331,400	$6,987,000
Change in Fair Market Value of Conversion Feature	(524,400)	(1,122,050)
Derivative Debt Converted into Equity	(19,271,000)	(9,106,950)
Fair Value of Derivative Liability Recorded Upon Issuance of Convertible Debt	12,686,000	7,881,000
Balance at September 30, 2018	$2,222,000	$4,639,000

	For the Three Months Ended September 30,
	2018	2017
Balance at June 30, 2018	$1,891,400	$3,163,000
Change in Fair Market Value of Conversion Feature	103,600	1,475,900
Derivative Debt Converted into Equity	(3,699,000)	(3,434,900)
Fair Value of Derivative Liability Recorded Upon Issuance of Convertible Debt	3,926,000	3,435,000
Balance at September 30, 2018	$2,222,000	$4,639,000

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

Significant inputs into the Monte Carlo Simulation used to calculate the derivative values are as follows:

September 2018
Stock Price	$1.76 - $2.88
Conversion and Exercise Price	$1.41 - $2.29
Annual Dividend Yield	0%
Expected Life (Years)	0.82 - 1.50
Risk-Free Interest Rate	2.32% - 2.70%
Expected Volatility	94.00% - 104.30%

For derivative liabilities issued prior to June 2018, the Company estimates the fair value of the derivative liabilities using the Black-Scholes-Merton option pricing model using the following assumptions for issuances during the period ended:

Stock Price	$2.08 - $6.90
Conversion and Exercise Price	$1.98 - $6.60
Annual Dividend Yield	0%
Expected Life (Years)	0.41 - 2.42
Risk-Free Interest Rate	1.77% - 2.81%
Expected Volatility	62.36% - 103.43%

Volatility is based on historical volatility of our common stock. Historical volatility was computed using weekly pricing observations for our common stock that correspond to the expected term. This method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants and conversion features.

No financial assets were measured on a recurring basis as of September 30, 2018 and December 31, 2017.

NOTE 12 – TAX EXPENSE

For the three and nine months ended September 30, 2018 and 2017, the Company had no income tax expense (benefit).

The components of deferred income tax assets and (liabilities) are as follows:

	September 30,	December 31,
	2018	2017
Deferred Income Tax Assets:
Net Operating Losses	$12,471,322	$8,023,000

	12,471,322	8,023,000
Deferred Income Tax Liabilities:
Depreciation	(933,048)	(850,000)

Total	11,538,274	7,173,000
Valuation Allowance	(11,538,274)	(7,173,000)

Net Deferred Tax	$-	$-

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and permanently reduces the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018. Staff Accounting Bulletin (“SAB”) No. 118 (“SAB No. 118”) allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law during the measurement period. As of September 30, 2018, the Company has not completed its accounting for the tax effects of the enactment of the Tax Act; however, the Company has made a reasonable estimate of the effects on its existing deferred tax balances. The Company recognized a provisional tax benefit of $3.3 million in the year ended December 31, 2017 associated with the items it could reasonably estimate. As of December 31, 2017, a full valuation allowance was recorded against all net deferred tax assets, as these assets are more likely than not to be unrealized.

For the nine months ended September 30, 2018, there have not been any adjustments made to these estimates. The Company is still analyzing the Tax Act and refining its calculations, which could potentially impact the measurement of its tax balances. The Company expects to complete its analysis within the measurement period in accordance with SAB No. 118.

For the three and nine months ended September 30, 2018 and 2017, the Company had subsidiaries that produced and sold cannabis or cannabis pure concentrates, subjecting the Company to the limits of Internal Revenue Code (“IRC”) Section 280E. Pursuant to IRC Section 280E, the Company is allowed only to deduct expenses directly related to sales of product. The State of California does not conform to IRC Section 280E and, accordingly the Company is allowed to deduct all operating expenses on its California income tax returns. As the Company files consolidated federal income tax returns, the taxable income generated from its subsidiaries subject to IRC Section 280E has been offset by losses generated by operations not subject to IRC Section 280E. During 2017, Company amended income tax returns of our subsidiary Black Oak for the periods prior to acquisition, which resulted in a net tax refund in 2017.

Permanent tax differences include ordinary and necessary business expenses deemed by the Company as non-allowable deductions under IRC Section 280E; non-deductible expenses for interest, derivatives and warrant expense related to debt financings and non-deductible losses related to various acquisitions.

As of September 30, 2018 and December 31, 2017, the Company had net operating loss carryforwards of approximately $40,106,668 and $26,333,000, respectively, which, if unused, will expire beginning in the year 2034. These tax attributes are subject to an annual limitation from equity shifts, which constitute a change of ownership as defined under IRC Section 382, which will limit their utilization. The Company has assessed the effect of these limitations and does not believe these losses to be substantially limited. The Company also has deferred tax liabilities from the excess carrying amounts of the basis of depreciable assets for financial reporting purposes.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred in 2017 and through the nine months period ended September 30, 2018. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of September 30, 2018, a valuation allowance of $11,538,274 has been recorded against all net deferred tax assets as these assets are more likely than not to be unrealized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. All tax years from 2014 to 2017 are subject to examination.

NOTE 13 – EQUITY

Common Stock

During the nine months ended September 30, 2018, senior secured convertible promissory notes and accrued interest in the amount of $42,968,230 were converted into 13,414,287 shares of common stock.

During the nine months ended September 30, 2018, the Company sold 2,166,205 shares of common stock for the net amount of $5,100,000 pursuant to an equity financing facility with an accredited investor.

During the nine months ended September 30, 2018, the Company cancelled 24,510 shares of common stock valued at $117,831, issued 49,982 shares of common stock for services performed in the amount of $133,587 issued 188,138 shares of common stock for compensation in the amount of $589,959 and 49,500 shares of common stock for directors’ fees in the amount of approximately $100,000.

During the nine months ended September 30, 2018, the Company issued 252,703 shares of common stock for cashless and cash exercises of warrants. The cash received from the cash exercise of warrants was $101,000.

During the nine months ended September 30, 2018, the Company purchased an asset worth $300,000. In March 2018, the Company paid $100,000 cash and the remaining $200,000 was paid by issuing 53,332 shares of the Company’s common stock.

During the nine months ended September 30, 2018, as part of the stock split in March 2018, the Company issued 46,687 shares of common stock to round up fractional shares to all shareholders of the Company.

During the nine months ended September 30, 2018, as part of the acquisition of Tech Center Drive in September 2017, the Company issued shares held in escrow which were to be paid six months after the acquisition date subject to any amounts to be withheld related to working capital type adjustments. As a result of the working capital adjustments, in March 2018, on the six-month anniversary date, the Company withheld and cancelled 101,083 shares valued at $351,072.

NOTE 14 – STOCK-BASED COMPENSATION

2016 Equity Incentive Plan

In the first quarter of 2016, the Company adopted the 2016 Equity Incentive Plan. The following table contains information about the 2016 Equity Incentive Plan as of September 30, 2018:

	Awards Reserved for Issuance	Awards Issued	Awards Available for Grant

2016 Equity Incentive Plan	30,000,000	2,552,731	27,447,269

Stock Options

The following table summarizes the Company’s stock option activity and related information for the three and nine months ended September 30, 2018:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options

Options Outstanding as of Janury 1, 2018	1,177,732	$2.17

Options Granted	800,000	$4.41
Options Exercised	-	-
Options Forfeited	-	-
Options Expired	-	-
Options Outstanding as of March 31, 2018	1,977,732	$3.08	9.1 Years	$522,600
Options Exercisable as of Mach 31, 2018	659,774	$2.20	8.5 Years	$391,950

Options Granted	66,667	$3.75
Options Exercised	-	-
Options Forfeited	-	-
Options Expired	-	-
Options Outstanding as of June 30, 2018	2,044,399	$3.10	8.89 Years	$361,800
Options Exercisable as of June 30, 2018	828,941	$2.38	8.42 Years	$301,500

Options Granted	945,000	$2.02
Options Exercised	-	-
Options Forfeited	-	-
Options Expired	(436,668)	2.36
Options Outstanding as of September 30, 2018	2,552,731	$2.83	9.16 Years	$258,666
Options Exercisable as of September 30, 2018	819,409	$2.66	8.51 Years	$189,861

The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price of $2.08 on September 30, 2018, and the exercise price of options, multiplied by the number of options. As of September 30, 2018, there was $4,525,434 total unrecognized stock-based compensation. Such costs are expected to be recognized over a weighted-average period of approximately 1.73 years.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following assumptions were used to calculate stock-based compensation for issuances during the nine months ended September 30, 2018.

September 2018
Expected Term (years)	6 - 6.5 Years
Volatility	124.4-128.0%
Risk-Free Interest Rate	2.5-2.9%
Dividend Yield	0%

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

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted grants of common stock to employees, directors and non-employee consultants in the consolidated statement of operations which are included in selling, general and administrative expenses:

	For the Three Months Ended
	September 30, 2018		September 30, 2017
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense	Number of Shares or Options Granted	Stock-Based Compensation Expense

Stock Options	945,000	$690,686	132,051	$234,580

Stock Grants:
Employees (Common Stock)	14,744	36,959	49,815	170,148
Employees (Series A Preferred Stock)	4	8	-	-
Employees (Series B Preferred Stock)	-	-	-	-
Directors (Common Stock)	49,500	99,991	-	-
Non–Employee Consultants (Common Stock)	5,700	9,858	135,172	445,068

Total Stock–Based Compensation Expense		$837,502		$849,796

	For the Nine Months Ended
	September 30, 2018		September 30, 2017
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense	Number of Shares or Options Granted	Stock-Based Compensation Expense

Stock Options	1,811,667	$1,645,384	682,051	$439,599

Stock Grants:
Employees (Common Stock)	188,138	589,951	158,867	490,880
Employees (Series A Preferred Stock)	4	8	-	-
Employees (Series B Preferred Stock)	-	-	40,000	1,035,406
Directors (Common Stock)	49,500	99,991	81,061	221,973
Non–Employee Consultants (Common Stock)	49,982	133,587	325,772	1,036,427

Total Stock–Based Compensation Expense		$2,468,921		$3,224,285

NOTE 15 – WARRANTS

The Company has the following shares of common stock reserved for exercise of the warrants outstanding as of September 30, 2018:

	Shares	Weighted-Average Exercise Price

Warrants Outstanding as of January 1, 2018	1,191,367	$2.85
Warrants Exercised	(283,697)	$2.17
Warrants Granted	114,636	$4.05
Warrants Expired	-	$-
Warrants Outstanding as of March 31, 2018	1,022,306	$3.80

Warrants Exercised	(27,800)	$0.90
Warrants Granted	51,026	$2.94
Warrants Expired	(26,710)	$3.09
Warrants Outstanding as of June 30, 2018	1,018,822	$3.25

Warrants Exercised	(27,778)	$0.90
Warrants Granted	149,789	$1.98
Warrants Expired	-	$-

Warrants Outstanding as of September 30, 2018	1,140,833	$3.14

The following weighted-average assumptions were used to calculate the fair value of warrants issued during the period ended September 30, 2018 and 2017 using the Black-Scholes option pricing model:

	September 30,		September 30,
	2018		2017
Stock Price on Date of Grant	$2.70		$4.42
Exercise Price	$2.89		$5.07
Volatility	116.50%		130.03
Term	5.00	Yrs	5.00
Risk-Free Interest Rate	2.70%		1.63
Expected Dividend Rate	0%		0

There were no warrants recognized as an expense for the three and nine months period ended September 30, 2018 and 2017, respectively.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

California Operating Licenses

Effective January 1, 2018 the State of California allowed for adult use cannabis sales. California’s cannabis licensing system is being implemented in two phases. First, beginning on January 1, 2018, the State began issuing temporary licenses. Temporary licenses were initially issued for 90 days but have since been extended twice by the state. Our current temporary licenses have been extended through December 2018, as the state has not issued any annual licenses to date and other similar operators are receiving extensions until the state begins to issue annual licenses. The extensions were initially provided because in May 2018, the Company had submitted all the necessary documentation for an annual license to be issued. Prior to the state completing its review of any annual licenses, the licensing authority BCC determined that they would eliminate the need to have multiple licenses issued to each entity for both medical and adult use. This meant the State would allow for an entity to apply for a consolidated license which allowed the entities to sell both medical and recreational cannabis. The Company has since applied for single category licenses that allow our vertically integrated activities to conduct sales in both the medical and adult use categories. The decision by the regulating authority meant that the cost of the annual licenses would also be reduced as prior to this change we would have had to apply for two licenses one in each category and they each bore a multi-thousand dollar expense. The Company’s prior licenses obtained from the local jurisdictions in which it operated in have been continued by such jurisdictions and are necessary to obtain state licensing. The Company has received a temporary license for each local jurisdiction which it had active operations. The temporary permits may be extended for an additional period of time. The Company submitted its applications for the annual permits in April 2018. Although the Company believes it will receive the necessary licenses from the State to conduct its business in a timely fashion, there is no guarantee the Company will be able to do so and any failure to do so may have a negative effect on its business and results of operations.

Although the possession, cultivation and distribution of cannabis for medical and adult use is permitted in California and Nevada, cannabis is a Schedule-I controlled substance and its use remains a violation of federal law. Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, strict enforcement of federal law regarding cannabis would likely result in our inability to proceed with our business plan, especially in respect of our cannabis cultivation, production and dispensaries. In addition, our assets, including real property, cash, equipment and other goods, could be subject to asset forfeiture because cannabis remains federally illegal.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Total asset amounts at September 30, 2018 and 2017 exclude intercompany receivable balances eliminated in consolidation.

	For the Three Months Ended September 30, 2018 (Unaudited)
	Herbs and Produce Products	Cannabis Dispensary, Cultivation and Production	Eliminations and Other	Total

Total Revenues	$1,183,471	$5,842,131	$57,623	$7,083,225
Cost of Goods Sold	782,686	4,776,834	-	5,559,520

Gross Profit	400,785	1,065,297	57,623	1,523,705

Selling, General and Administrative Expenses	1,156,272	2,829,382	5,419,291	9,404,945

Loss from Operations	(755,487)	(1,764,085)	(5,361,668)	(7,881,240)

Other Income (Expense):
Amortization of Debt Discount	-	-	(498,961)	(498,961)
Loss on Extinguishment of Debt	-	-	(4,257,029)	(4,257,029)
Loss on Fair Market Valuation of Derivatives	-	-	(103,600)	(103,600)
Share of Loss in Joint Venture	-	(439,354)	-	(439,354)
Interest Income (Expense)	-	-	(425,160)	(425,160)

Total Other Income (Expense)	-	(439,354)	(5,284,750)	(5,724,104)

Net Loss	$(755,487)	$(2,203,439)	$(10,646,418)	$(13,605,344)

Total Assets at September 30, 2018	$6,152,630	$71,160,430	$37,331,597	$114,644,657

	For the Three Months Ended September 30, 2017 (Unaudited)
	Herbs and Produce Products	Cannabis Dispensary, Cultivation and Production	Eliminations and Other	Total

Total Revenues	$1,432,500	$8,673,560	$15,315	$10,121,375
Cost of Goods Sold	1,192,251	6,594,186	-	7,786,437

Gross Profit	240,249	2,079,374	15,315	2,334,938

Selling, General and Administrative Expenses	874,141	2,822,488	2,541,481	6,238,110
			.
Loss from Operations	(633,892)	(743,114)	(2,526,166)	(3,903,172)

Other Income (Expense):
Amortization of Debt Discount	-	-	(490,068)	(490,068)
Loss on Extinguishment of Debt	-	-	(1,373,538)	(1,373,538)
Impairment of Property	-	-	(138,037)	(138,037)
Loss on Fair Market Valuation of Derivatives	-	-	(1,475,900)	(1,475,900)
Interest Income (Expense)	-	51	(119,701)	(119,650)

Total Other Income (Expense)	-	51	(3,597,244)	(3,597,193)

Net Loss	$(633,892)	$(743,063)	$(6,123,410)	$(7,500,365)

Total Assets at September 30, 2017	$6,914,892	$68,290,922	$12,151,701	$87,357,515

	For the Nine Months Ended September 30, 2018 (Unaudited)
	Herbs and Produce Products	Cannabis Dispensary, Cultivation and Production	Eliminations and Other	Total

Total Revenues	$3,970,161	$20,360,656	$85,951	$24,416,768
Cost of Goods Sold	3,004,497	16,032,703	-	19,037,200

Gross Profit	965,664	4,327,953	85,951	5,379,568

Selling, General and Administrative Expenses	3,093,545	9,656,613	13,079,705	25,829,863

Loss from Operations	(2,127,881)	(5,328,660)	(12,993,754)	(20,450,295)

Other Income (Expense):
Amortization of Debt Discount	-	-	(1,384,641)	(1,384,641)
Loss on Extinguishment of Debt	-	-	(12,115,752)	(12,115,752)
Gain on Fair Market Valuation of Derivatives	-	-	524,400	524,400
Share of Loss in Joint Venture	-	(439,354)	-	(439,354)
Interest Expense	-	(396)	(1,015,764)	(1,016,160)

Total Other Income (Expense)	-	(439,750)	(13,991,757)	(14,431,507)

Net Loss	$(2,127,881)	$(5,768,410)	$(26,985,511)	$(34,881,802)

Total Assets at September 30, 2018	$6,152,630	$71,160,430	$37,331,597	$114,644,657

	For the Nine Months Ended September 30, 2017 (Unaudited)
	Herbs and Produce Products	Cannabis Dispensary, Cultivation and Production	Eliminations and Other	Total

Total Revenues	$4,126,710	$20,609,917	$52,077	$24,788,704
Cost of Goods Sold	3,487,795	17,100,535	-	20,588,330

Gross Profit	638,915	3,509,382	52,077	4,200,374

Selling, General and Administrative Expenses	2,389,203	7,659,968	8,604,526	18,653,697
			.
Loss from Operations	(1,750,288)	(4,150,586)	(8,552,449)	(14,453,323)

Other Income (Expense):
Amortization of Debt Discount	-	-	(1,616,338)	(1,616,338)
Loss on Extinguishment of Debt	-	-	(4,052,133)	(4,052,133)
Impairment of Property	-	-	(138,037)	(138,037)
Gain on Fair Market Valuation of Derivatives	-	-	1,122,050	1,122,050
Interest Income (Expense)	-	51	(408,044)	(407,993)
Loss on Fair Market Valuation of Contingent Consideration	-	(4,426,047)	-	(4,426,047)
Gain on Settlement of Contingent Consideration	-	4,991,571	-	4,991,571

Total Other Income (Expense)	-	565,575	(5,092,502)	(4,526,927)

Net Loss	$(1,750,288)	$(3,585,011)	$(13,644,951)	$(18,980,250)

Total Assets at September 30, 2017	$6,914,892	$68,290,922	$12,151,701	$87,357,515

NOTE 18 – LITIGATION AND CLAIMS

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued if such disclosure is necessary for the Company’s financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there were no matters that required an accrual as of September 30, 2018 nor were there any asserted or unasserted material claims for which material losses are reasonably possible.

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

NOTE 19 – SUBSEQUENT EVENTS

Equity Financing Facility

On October 23, 2018, the Company issued 262,956 shares of common stock for $500,000 cash in settlement of a put notice dated October 12, 2018 pursuant to the Investor Agreement dated November 28, 2016 with an accredited investor.

On September 7, 2018, Company filed a shelf registration statement on Form S-3 with the United States Securities and Exchange Commission (“SEC”). The shelf registration was declared effective by the SEC, on October 11, 2018. The registration statement will allow the Company to issue, from time to time at prices and on terms to be determined at or prior to the time of the offering, shares of our common stock, par value $0.001 per share (our “Common Stock”), shares of our preferred stock, par value $0.001 per share (our “Preferred Stock”), debt securities, warrants, rights, or purchase contracts, either individually or in units, with a total value of up to $100,000,000.

Debt and Interest Converted into Equity

Subsequent to September 30, 2018, senior convertible promissory notes and accrued interest issued under the 2018 Master Securities Purchase Agreement, in the amount of $2,000,000 and $42,083, respectively, were converted into 1,355,673 shares of common stock.

Other

On August 31, 2018, the Company entered into a Standard Purchase Agreement (the “Purchase Agreement”) with North Fourth LLC pursuant to which the Company agreed to purchase the real property located at 121 North Fourth Street, Las Vegas, NV 89101 (the “Property”) for a purchase price of $2,700,000. On October 2, 2018, the Company assigned all of its right, title and interest to the Purchase Agreement to its wholly-owned subsidiary, 121 North Fourth Street, LLC (“121 North Fourth Street”) pursuant to an Assignment (the “Assignment”). On October 5, 2018 (the “Closing Date”), the Company paid $1,100,000 in cash towards the purchase price and 121 North Fourth Street entered into a $1,600,000 promissory note for the remaining purchase price of the building with a third-party creditor. The promissory note is collateralized by the building purchased and the Company as the guarantor. The interest rate for the first year is 12.0% and increases 0.5% per year through 2021. Payments of interest only are due monthly. The full principle balance and accrued interest are due at maturity on November 1, 2021.

On October 22, 2018, MediFarm LLC, a wholly-owned subsidiary of Terra Tech Corp. (the “Company”), completed the disposition (the “Disposition”), previously announced on July 12, 2018, of substantially all of the assets of the Company related to the Company’s dispensary located at 1921 Western Ave., Las Vegas, NV 89102 (the “Business”) to Exhale Brands Nevada III, LLC (the “Purchaser”) for aggregate consideration of $6,250,000 in cash plus the value of any inventory of the Business on the closing date. See “Note 4 - Assets Held for Sale” for additional disclosure.

On November 2, 2018 the Company signed a non-binding letter of intent (the “LOI”) to merge with Golden Leaf Holdings Ltd. (CSE: GLH) (OTCQB: GLDFF) (“Golden Leaf”), a cannabis company with cultivation, production and retail operations built around recognized brands. Under the terms of the letter of intent, a wholly owned subsidiary of the Company will amalgamate with Golden Leaf, with the resulting amalgamated corporation being a wholly owned subsidiary of the Company. Consummation of the transaction is subject to a number of conditions, including entering into a mutually agreed definitive arrangement agreement, completion of due diligence, the waiting period for the Hart-Scott-Rodino Act, state and local regulatory approvals, approval by the Ontario courts, the Company’s board approval, Golden Leaf receiving a positive fairness opinion, Canadian Securities Exchange (the "CSE") approval and Golden Leaf shareholder and board approval. There is no assurance that the transaction will be consummated on the terms outlined above or at all.

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

In California, we have two dispensaries, one under Black Oak in Oakland, California and one under MediFarm SoCal in Santa Ana, California, which sell quality medical and adult use cannabis products. We are currently in various stages of construction in both states as we are rapidly expanding our commercial footprint focusing on building additional retail, cultivation and production locations for medical and adult use cannabis. The Hegenberger cultivation facility in Oakland under Black Oak is expected to be complete by the fourth quarter of 2018, with additional medical and adult use locations under Dyer and Carnegie in which we own real property. We have received provisional permits to operate a dispensary and production facility in the city of San Leandro, California under Blüm San Leandro; and upon project completion and inspection, to receive final operating permits.

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

Founded on the importance of providing consumers with premium natural products, Edible Garden is a national grower of organic and locally grown hydroponic produce and herbs. EG Transportation supports the distribution of Edible Garden products to major grocery stores such as ShopRite, Walmart, Ahold, Aldi, Meijer, Kroger, Hannaford, Stop & Shop, Weis and others throughout the United State.

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

Our business also represents our operating segments. See our Part I, Item 1. Business, “Company Overview” and “Note 17 – Segment Information” to our unaudited consolidated financial statements for further discussion of our operating segments.

Our Operations

We are organized into two reportable segments:

•	Herbs and Produce Products – Includes herbs and leafy greens that are grown using classic Dutch hydroponic farming methods; and
•	Cannabis Dispensary, Cultivation and Production – Includes cannabis-focused retail, cultivation and production.

Our segment net revenue and contributions to consolidated net revenue for each of the three and nine months ended September 30, 2018 and 2017 were as follows:

	Total Revenue		Percentage of Total Revenue
	Three Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017

Herbs and Produce Products	$1,183,471	$1,432,500	16.7%	14.2%
Cannabis Dispensary, Cultivation and Production	5,842,131	8,673,560	82.5%	85.7%
Other and Eliminations	57,623	15,315	0.8%	0.1%

Total	$7,083,225	$10,121,375	100.0%	100.0%

	Total Revenue		Percentage of Total Revenue
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Herbs and Produce Products	$3,970,161	$4,126,710	16.3%	16.6%
Cannabis Dispensary, Cultivation and Production	20,360,656	20,609,917	83.4%	83.1%
Other and Eliminations	85,951	52,077	0.3%	0.3%

Total	$24,416,768	$24,788,704	100.0%	100.0%

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

Employees

As of the date of this Quarterly Report on Form 10-Q, we had approximately 231 employees.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenues

For the three months ended September 30, 2018, we generated revenues of $7.08 million, compared to $10.12 million for the three months ended September 30, 2017, a decrease of $3.04 million or 30.0 percent. The decrease was primarily due to: (i) $1.77 million decrease in IVXX revenues due to the production facilities of IVXX are currently being relocated to an upgrade facility that will facilitate the increase in production and achieve greater distribution throughout California. Project completion is estimated to be in the fourth quarter of 2018; and (ii) a $0.42 million decrease in Black Oak and $0.55 million decrease in Nevada MediFarm dispensaries revenues resulting from higher California state excise tax rates effective January 1, 2018, which negatively impacted demand.

Gross Profit

Our gross profit for the three months ended September 30, 2018 was $1.52 million, compared to a gross profit of $2.33 million for the three months ended September 30, 2017, a decrease of $0.81 million or 34.7 percent. Our gross margin percentage for the three months ended September 30, 2018 was 21.5 percent, compared to 23.1 percent for the three months ended September 30, 2017. The decrease in gross margin percentage was attributable to: (i) the cannabis segment, which had $1.07 million and $2.08 million gross profit for the three months ended September 30, 2018 and 2017, respectively, or 18.2 percent and 24.0 percent gross margin for the three months ended September 30, 2018 and 2017, respectively; offset by (ii) increase in the herbs and produce segment, which had $0.40 million and $0.24 million gross profit for the three months ended September 30, 2018 and 2017, respectively, or 33.9 percent and 16.8 percent gross margin for the three months ended September 30, 2018 and 2017, respectively. The cannabis segment decrease was primarily due to decrease Black Oak sales as a result of higher California state excise tax rates effective January 1, 2018, which negatively impacted demand.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2018 were $9.40 million, compared to $6.24 million for the three months ended September 30, 2017, an increase of $3.17 million or 50.8 percent. The increase was primarily due to: (i) a $1.60 million increase in salaries and related payroll taxes due to new hires in the compliance department and overall headcount increases; (ii) a $0.69 million increase in stock option expense related to employee bonuses; (iii) an $0.44 million increase in rent expense and (iv) a $0.20 million increase in other professional fees related to outside consultants implementing new accounting systems.

Operating Income (Loss)

We realized an operating loss of $7.88 million for the three months ended September 30, 2018, compared to an operating loss of $3.90 million for the three months ended September 30, 2017, an increase in loss of approximately $3.98 million or 101.9 percent.

Other Income (Expense)

Other expense for the three months ended September 30, 2018 was $5.72 million, compared to other expense of $3.60 million for the three months ended September 30, 2017, an increase of $2.13 million or 59.1 percent. This increase was primarily attributable to a $2.88 million increase in loss on extinguishment of debt, a $0.44 million loss on NuLeaf joint venture (see “Note 6 – Investments in Unconsolidated Affiliates”), offset by a $1.37 million decrease in loss on fair market valuation of derivatives.

Net Loss Attributable to Terra Tech Corp.

We incurred a net loss of $13.61 million, or $0.19 per share, for the three months ended September 30, 2018, compared to a net loss of $7.79 million, or $0.16 per share, for the three months ended September 30, 2017.

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

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Revenues

For the nine months ended September 30, 2018, we generated revenues of $24.42 million, compared to $24.79 million for the nine months ended September 30, 2017, a decrease of $0.37 million or 1.5 percent. The decrease was primarily due to: (i) $4.48 million decrease in IVXX revenues due to the production facilities of IVXX are currently being relocated to an upgraded facility that will facilitate the increase in production and achieve greater distribution throughout California. Project completion is estimated to be in the fourth quarter of 2018; and (ii) $1.09 million decrease in Black Oak revenues resulting from higher California state excise tax rates effective January 1, 2018, which negatively impacted demand; offset by (iii) $4.10 million higher revenues generated by the Nevada dispensaries primarily due to the implementation of adult use sales in July 2017; and (iv) $1.23 million increase in revenue generated by MediFarm SoCal which started operations in September 2017.

Gross Profit

Our gross profit for the nine months ended September 30, 2018 was $5.38 million, compared to a gross profit of $4.20 million for the nine months ended September 30, 2017, an increase of $1.18 million or 28.1 percent. Our gross margin percentage for the nine months ended September 30, 2018 was 22.0 percent, compared to 16.9 percent for the nine months ended September 30, 2017. The increase in gross margin percentage was attributable to: (i) the cannabis segment, which had $4.33 million and $3.51 million gross profit for the nine months ended September 30, 2018 and 2017, respectively, or 21.3 percent and 17.0 percent gross margin for the nine months ended September 30, 2018 and 2017, respectively; and (ii) the herbs and produce segment, which had $0.97 million and $0.64 million gross profit for the nine months ended September 30, 2018 and 2017, respectively, or 24.3 percent and 15.5 percent gross margin for the nine months ended September 30, 2018 and 2017, respectively. The cannabis segment increase was primarily related to the gross profit margins generated from the Nevada dispensaries due to the implementation of adult use sales in July 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2018 were $25.83 million, compared to $18.65 million for the nine months ended September 30, 2017, an increase of $7.18 million or 38.5 percent. The increase was primarily due to: (i) a $3.82 million increase in salaries and related payroll taxes due to new hires in the compliance department and overall headcount increases; (ii) a $1.65 million increase in stock option expense related to employee bonuses; (iii) an $0.63 million increase in rent expense and (iv) a $1.37 million increase in property taxes, security and insurance.

Operating Income (Loss)

We realized an operating loss of $20.45 million for the nine months ended September 30, 2018, compared to an operating loss of $14.45 million for the nine months ended September 30, 2017, an increase in loss of $6.00 million or 41.5 percent.

Other Income (Expense)

Other expense for the nine months ended September 30, 2018 was $14.43 million, compared to $4.53 million for the nine months ended September 30, 2017, an increase of $9.90 million or 218.8 percent. This increase was primarily attributable to a $8.06 million increase in loss on extinguishment of debt, a $0.61 million increase in interest expense, a $0.60 million decrease in gain on fair market valuation of derivatives and a $0.44 million loss on NuLeaf joint venture (see “Note 6 – Investments in Unconsolidated Affiliates”).

Net Loss Attributable to Terra Tech Corp.

We incurred a net loss attributable to Terra Tech Corp. of $35.13 million, or $0.51 per share, for the nine months ended September 30, 2018, compared to $18.36 million, or $0.44 per share, for the nine months ended September 30, 2017.

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

LIQUIDITY AND CAPITAL RESOURCES

We have never reported net income. We incurred net losses for the nine months ended September 30, 2018 and 2017 and have an accumulated deficit of approximately $140.68 million and $105.55 million at September 30, 2018 and December 31, 2017, respectively.

As of September 30, 2018, we had working capital of $1.83 million, including $3.42 million of cash compared to working capital of $3.47 million, including $5.45 million of cash as of December 31, 2017. Current assets were approximately 1.24 times current liabilities as of September 30, 2018, compared to approximately 1.23 times current liabilities as of December 31, 2017.

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

We anticipate requiring additional capital for the commercial development of our facilities. Blüm San Leandro and the Hegenberger facility, together, will require approximately $1.5 million in capital to complete. Construction for the completion of the packaging facility for Edible Garden will require approximately $0.8 million. The estimated construction budget for the development of the cultivation and production facilities under MediFarm II is approximately $0.8 million.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the fourth quarter of 2020. However, we continue to evaluate various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. In March 2018 we entered into a $40.0 million 2018 Master Security Purchase Agreement with an accredited investor. As of September 30, 2018, the Company has received $19.9 million under this agreement. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations, or if we are able to raise capital, that it will be available to us on acceptable terms, on an acceptable schedule, or at all.

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

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2018 was $14.41 million, compared to $12.88 million for the nine months ended September 30, 2017, an increase of $1.53 million, or approximately 11.9 percent. Increases in cash used in operating activities were due to primarily to an increase in net loss of $15.90 million, an increase of $8.06 million in loss on extinguishment of debt and a $6.40 million net decrease in operating assets and liabilities.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2018 was $16.89 million, compared to cash used in investing activities of $6.06 million for the nine months ended September 30, 2017, an increase of $10.82 million, or 178.6 percent. During the nine months ended September 30, 2018, cash used in investing activities was primarily comprised of expenditures related to: (i) the construction of the San Leandro and Oakland facilities; (ii) capital expenditures at Edible Garden in Belvidere, N.J.; (iii) payment for acquisition of land in Santa Ana, California and (iv) $5.00 million equity investment in Hydrofarm and approximately $2.00 million advances to NuLeaf joint venture (see “Note 6 – Investments in Unconsolidated Affiliates”).

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2018 was $29.30 million, compared to $15.84 million for the nine months ended September 30, 2017, an increase of $13.46 million, or 85.0 percent. The increase in cash provided by financing activities for the nine months ended September 30, 2018 was primarily due to: (i) $13.55 million increase in proceeds from the issuance of debt; (ii) a $2.09 million decrease in payment of contingent consideration; offset by (iii) a $1.60 million decrease in proceeds from issuance of common stock.

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

Interest Rate Risk

As of September 30, 2018, we had no outstanding variable-rate debt and $16.15 million of principal fixed-rate debt.

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

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2018. Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2018.

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

Plan for Remediation of the Material Weaknesses

We are implementing and are continuing to implement a number of measures to address the material weaknesses identified. The remediation activities undertaken by the Company included the following:

•	Continuing to improve the control environment through (i) being staffed with sufficient number of personnel to address segregation of duties issues, ineffective controls and to perform control monitoring activities, (ii) increasing the level of GAAP knowledge by retaining additional technical accountants, (iii) implementing formal process to account for non-standard transactions, and (iv) implementing and formalizing management oversight of financial reporting at regular intervals;

•	Continuing to update the documentation of our internal control processes, including implementing formal risk assessment processes;

•	Implementing control activities that address relevant risks and assure that all transactions are subject to such control activities;

•	Ensure systems that impact financial information and disclosures have effective information technology controls;

•	Executing plan to increase number of independent directors to enhance corporate governance and Board composition;

•	Hiring of external Sarbanes-Oxley consultants to assist management with the implementation of additional control activities;

•	Implementing plan to increase oversight and review of ad hoc spreadsheets while also working to reduce their use; and

•	Designation of VP Director of Internal Controls and hiring of sufficient personnel to effectively implement changes to remediate the material weakness and control over financial reporting.

We are in the process of implementing our remediation plan,and expect the control weakness to be remediated in the coming reporting periods. However, we are unable at this time to estimate when the remediation will be completed.

The process of designing and implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measures described above. There are no assurances that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses.

Changes in Internal Control over Financial Reporting

Effective July 1, 2018, we implemented a series of FinancialForce enterprise resource planning (“ERP”) modules, including general ledger, accounts payable, accounts receivable, fixed assets, financial reporting and cash management. Effective July 1, 2018, we also implemented Greenbits point of sale (“POS”) platform. The implementation of these ERP modules and the POS platform, and the remediation activities undertaken by us as disclosed above, resulted in material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of September 30, 2018. Therefore, we have modified the design and documentation of internal control processes and procedures relating to the new system to replace and supplement existing internal control over financial reporting as appropriate.

There were no other changes in our internal control over financial reporting during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued if such disclosure is necessary for the Company’s financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there were no matters that required an accrual as of September 30, 2018 nor were there any asserted or unasserted material claims for which material losses are reasonably possible.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description

3.1	Amended Bylaws, dated August 2, 2018 *

4.1	Form of 7.5% Senior Convertible Promissory Note (1)

4.2	Form of 3% Senior Convertible Promissory Note (1)

4.3	Form of 7.5% Senior Convertible Promissory Note (2)

10.1	Asset Purchase Agreement (3)

10.2	Form of Securities Purchase Agreement (1)

10.3	Independent Director Agreement (4)

10.4	Independent Director Agreement (4)

31.1	Certification of Derek Peterson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Michael C. James, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Derek Peterson, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

32.2	Certification of Michael C. James, Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculations Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Presentation Linkbase Document *
__________

*	Filed herewith

(1)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on July 26, 2018.

(2)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on September 7, 2018.

(3)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on July 12, 2018.

(4)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on July 31, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA TECH CORP.

Date: November 8, 2018	By:	/s/ Michael C. James
Michael C. James
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

