Form 10-K
period 2018-12-31
Terra Tech Corp.
filed 2019-03-15
CIK 1451512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 in the Exchange Act). Yes ☐ No ☒

At June 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates (based on the closing sale price of the registrant’s Common Stock on the OTC Market Group Inc.’s OTCQX tier, and for the purpose of this computation only, on the assumption that all of the Registrant’s directors and officers are affiliates, was approximately $142,861,830.

As of March 8, 2019, there were 94,035,688 shares of common stock outstanding, 12 shares of Series A Preferred Stock, convertible at any time into 12 shares of common stock, 0 shares of Series B Preferred Stock, 948,189 shares of common stock issuable upon the exercise of all of our outstanding warrants and 659,774 shares of common stock issuable upon the exercise of all vested options.

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

Company Overview

Terra Tech is a holding company with the following subsidiaries:

•	620 Dyer LLC, a California corporation (“Dyer”);
•	1815 Carnegie LLC, a California limited liability company (“Carnegie”);
•	Black Oak Gallery, a California corporation (“Black Oak”);
•	Blüm San Leandro, a California corporation (“Blüm San Leandro”);
•	Edible Garden Corp., a Nevada corporation (“Edible Garden”);
•	EG Transportation, LLC, a Nevada limited liability company (“EG Transportation”);
•	GrowOp Technology Ltd., a Nevada corporation (“GrowOp Technology”);
•	IVXX, Inc., a California corporation (“IVXX Inc.”; together with IVXX LLC, “IVXX”);
•	IVXX, LLC, a Nevada limited liability company (“IVXX LLC”);
•	MediFarm, LLC, a Nevada limited liability company (“MediFarm”);
•	MediFarm I, LLC, a Nevada limited liability company (“MediFarm I”);
•	MediFarm I Real Estate, LLC, a Nevada limited liability company (“MediFarm I RE”);
•	MediFarm II, LLC, a Nevada limited liability company (“MediFarm II”); and
•	MediFarm So Cal, Inc., a California corporation (“MediFarm SoCal”)
•	121 North Fourth Street, LLC, a Nevada limited liability company ("121 North Fourth")

Our corporate headquarters is located at 2040 Main Street, Suite 225, Irvine, California 92614 and our telephone number is (855) 447-6967. Our website addresses are as follows: www.terratechcorp.com, www.letsblum.com, www.ivxx.com, and www.ediblegarden.com. No information available on or through our websites shall be deemed to be incorporated into this Annual Report on Form 10-K. Our common stock, par value $0.001 (the “Common Stock”), is quoted on the OTC Markets Group, Inc.’s OTCQX tier under the symbol “TRTC.”

Recent Developments

Currently, we are exploring strategic alternatives for certain operational and non-operational assets in both Nevada and California. We are confident we can get a better return on our invested capital by redeploying assets. We’re working with financial advisors to identify locations or permits that can generate non-dilutive capital that can be reinvested in strategic locations to produce greater returns. We have identified multiple opportunities that appear to be a more accretive use of capital. There are numerous risks and uncertainties associated with our exploration of strategic alternatives and there can be no assurance that these efforts will be successful.

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

Our Business

We are a retail, production and cultivation company, with an emphasis on providing the highest quality of medical and adult use cannabis products. We grow organic antioxidant rich Superleaf lettuce and living herbs using classic Dutch hydroponic farming methods. We have licensed an exclusive patent on the Superleaf lettuce.

We have a presence in three states (California, Nevada and New Jersey) and currently have a concentrated cannabis interest in California and Nevada. All of our cannabis dispensaries operate under the name Blüm. Our cannabis dispensaries in California operate as MediFarm SoCal in Santa Ana, Black Oak Gallery in Oakland and Blum San Leandro in San Leandro and offer a broad selection of medical and adult-use cannabis products including flowers, concentrates and edibles.

In Nevada, we have three dispensaries, two under MediFarm in Las Vegas and one under MediFarm I in Reno, which sell quality medical and adult use cannabis products. We jointly own real property in Reno under MediFarm I RE, on which MediFarm I operates its dispensary.

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

Cannabis belongs to the genus Cannabis in the family Cannabaceae and for the purposes of production and consumption, includes three species, C. sativa (“Sativa”), C. indica (“Indica”), and C. ruderalis (“Ruderalis”). Sativa and Indica generally grow tall with some varieties reaching approximately four meters. The females produce flowers rich in tetrahydrocannabinol (“THC”). Ruderalis is a short plant and produces trace amounts of THC but is very rich in cannabidiol (“CBD”) and which is an antagonist (inhibits the physiological action) to THC.

As of December 2018, there are a total of 33 states, plus the District of Columbia, with legislation passed as it relates to medicinal cannabis. Of these states, 10 have decriminalized adult use cannabis legislation. These state laws are in direct conflict with the United States Federal Controlled Substances Act (21 U.S.C. § 811) (“CSA”), which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I drug, which is viewed as having a high potential for abuse, has no currently-accepted use for medical treatment in the U.S., and lacks acceptable safety for use under medical supervision.

These 33 states, and the District of Columbia, have adopted laws that exempt patients who use medicinal cannabis under a physician’s supervision from state criminal penalties. These are collectively referred to as the states that have de-criminalized medicinal cannabis, although there is a subtle difference between de-criminalization and legalization, and each state’s laws are different.

The states that have legalized medicinal cannabis are as follows (in alphabetical order):

1	.	Alaska	12	.	Maine	23	.	New York
2	.	Arizona	13	.	Maryland	24	.	North Dakota
3	.	Arkansas	14	.	Massachusetts	25	.	Ohio
4	.	California	15	.	Michigan	26	.	Oklahoma
5	.	Colorado	16	.	Minnesota	27	.	Oregon
6	.	Connecticut	17	.	Missouri	28	.	Pennsylvania
7	.	Delaware	18	.	Montana	29	.	Rhode Island
8	.	Florida	19	.	Nevada	30	.	Utah
9	.	Hawaii	20	.	New Hampshire	31	.	Vermont
10	.	Illinois	21	.	New Jersey	32	.	Washington
11	.	Louisiana	22	.	New Mexico	33	.	West Virginia

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

The dichotomy between federal and state laws has limited the access to banking and other financial services by marijuana businesses. The U.S. Department of Justice and the U.S. Department of Treasury have issued guidance for banks considering conducting business with marijuana dispensaries in states where those businesses are legal, pursuant to which banks must file a Marijuana Limited Suspicious Activity Report that states the marijuana business is following the government’s guidelines with regard to revenue that is generated exclusively from legal sales. However, as banks can still face prosecution if they provide financial services to marijuana businesses, there is widespread refusal of the banking industry to offer banking services to marijuana businesses operating within state and local laws.

In November 2016, California and Nevada voters both approved marijuana use for adults over the age of 21 without a physician’s prescription or recommendation, and permitted the cultivation and sale of marijuana, in each case subject to certain limitations. We have obtained the necessary permits and licenses to expand our existing business to cultivate and distribute marijuana in compliance with the laws in the State of Nevada and California. Despite the changes in state laws, marijuana remains illegal under federal law.

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

Nevada voters approved Question 2 in a ballot initiative in November 2016. Among other things, Question 2 makes it legal for adults over the age of 21 to use marijuana and to possess up to one ounce of marijuana flowers and one-eighth of an ounce of marijuana concentrates. Individuals are also permitted to grow up to six marijuana plants for personal use. In addition, Question 2 authorizes businesses to cultivate, process and distribute marijuana products under certain conditions. On June 30, 2017, the State of Nevada Department of Taxation approved our Dual-Use Marijuana business licenses. This approval allowed all four of our Blüm cannabis dispensaries in Nevada to commence sales of cannabis for adult-use beginning on July 1, 2017.

The U.S. Department of Justice (the “DOJ”) has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but has relied on state and local law enforcement to address marijuana activity. In the event the DOJ reverses its stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our business and our revenue and profits.

We are monitoring the Trump administration’s, the DOJ’s and Congress’ positions on federal marijuana law and policy. Since the start of the new Congress in January 2019, there have been positive discussions about the Federal Government’s approach to cannabis. The DOJ has not signaled any change in their enforcement efforts. Based on public statements and reports, we understand that certain aspects of those laws and policies are currently under review, but no official changes have been announced. It is possible that certain changes to existing laws or policies could have a negative effect on our business and results of operations.

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

Black Oak’s target markets are those individuals located in the areas surrounding its dispensary. Black Oak services approximately 500 consumers per day. Collectively known as the Blüm Campus, Black Oak’s location consists of a retail dispensary storefront, indoor cultivation area, a distribution area and a 20-car capacity parking lot.

During January 2017, we executed a lease for 13,000 square feet of industrial space on over 30,000 square feet of land in Oakland’s industrial corridor with the intention of building a cultivation facility. The Hegenberger facility is expected to be completed in the 2nd Quarter of 2019 and we will begin cultivating marijuana once all required operating permits are approved.

Blüm San Leandro

We incorporated Blüm San Leandro on October 14, 2016. Blüm San Leandro has received the necessary governmental approvals and permitting to operate a medical marijuana dispensary and production facility in San Leandro, California. We have executed a lease for 13,300 square feet of industrial space in San Leandro’s industrial corridor and are in the final planning and design stages of the production facility. The San Leandro dispensary opened on January 11, 2019. The production facility is expected to be completed in late 2019.

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

MediFarm, MediFarm I, and MediFarm II

We formed three subsidiaries for the purposes of cultivation or production of medical and adult use marijuana and/or operation of dispensary facilities in various locations in Nevada. MediFarm, MediFarm I, and MediFarm II received four final dispensary licenses, two provisional cultivation licenses and two provisional production licenses from the State of Nevada, and we have received approval from local authorities with respect to all eight of such licenses. The provisional cultivation and production licenses related to MediFarm were finalized August 31, 2018. The provisional cultivation and production licenses associated with MediFarm II were relinquished in June 2018. The receipt of both the provisional licenses from the State of Nevada and approval from local authorities were necessary to commence the final permitting process for the cultivation and production licenses. The receipt of final permits and licenses was necessary to commence the cultivation and production businesses of MediFarm, MediFarm I, and MediFarm II. Effectuation of the businesses of each of (i) MediFarm, (ii) MediFarm I, and (iii) MediFarm II is also dependent upon the continued legislative authorization of medical and adult use marijuana at the state level.

We formed MediFarm on March 19, 2014. Prior to August 2017, we owned 60.0% of the membership interests in MediFarm. The remaining membership interests were owned by Camden Goorjian (20.0%) and by Richard Vonfeldt (20.0%), two otherwise unaffiliated individuals. In August 2017, we acquired an additional 38% ownership in MediFarm for no additional consideration due to changes in the planned level of involvement of the two individuals in the operations of MediFarm. In December 2018, we issued 200,000 shares of common stock with a fair value of $0.20 million to acquire the remaining 2.0% interest in MediFarm. MediFarm has received the necessary governmental approvals and permitting to operate medical marijuana and adult use cultivation, production, and/or dispensary facilities in Clark County, Nevada and a medical and adult use marijuana dispensary facility in the City of Las Vegas. As of December 31, 2018, MediFarm has two fully operational retail medical and adult use marijuana dispensaries in the greater Las Vegas region.

We formed MediFarm I on July 18, 2014. We own 50.0% of the membership interests in MediFarm I. The remaining membership interests are owned by Forever Green NV, LLC (50.0%), an otherwise unaffiliated entity that also owns certain membership interests in MediFarm II. MediFarm I has the necessary governmental approvals and permitting to operate a medical and adult use marijuana dispensary in Reno, Nevada. As of December 31, 2018, MediFarm I has one fully operational retail medical and adult use marijuana dispensary in Reno, Nevada. On February 26, 2019, we agreed to purchase Forever Green’s 50% membership interest in MediFarm I as part of a larger deal that involved ownership interest in MediFarm I, MediFarm II, and Medifarm I Real Estate for an aggregate consideration of $6.25 million.

We formed MediFarm II on July 30, 2014. We own 55.0% of the membership interests in MediFarm II. The remaining membership interests are owned by Nevada MF, LLC (30.0%) and by Forever Green NV, LLC (15.0%), two otherwise unaffiliated entities. Forever Green NV, LLC also owns certain membership interests in MediFarm I. On February 26, 2019, we agreed to purchase Forever Green’s 15% membership interest in MediFarm II as part of a larger deal that involved ownership interest in MediFarm I, MediFarm II, and Medifarm I Real Estate.

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

On October 26, 2017, the Company entered into joint venture agreements with NuLeaf Sparks Cultivation, LLC and NuLeaf Reno Production, LLC (collectively “NuLeaf”) to build and operate cultivation and production facilities for our IVXX brand of cannabis products in Nevada. The agreements were subject to approval by the State of Nevada, the City of Sparks and the City of Reno in Nevada. Under the terms of the agreements, the Company remitted to NuLeaf an upfront investment of $4.50 million in the form of convertible loans bearing an interest rate of 6.0% per annum. The Company received all required permits and licenses from the State of Nevada and local authorities in 2018. As a result, the notes receivable balance was converted into a 50.0% ownership interest in Nuleaf.

MediFarm I RE

On October 14, 2015, we formed MediFarm I RE. We own 50.0% of the membership interests in MediFarm I RE. The remaining membership interests are owned by Forever Young Investments, LLC (50.0%), an otherwise unaffiliated entity. MediFarm I RE is a real estate holding company that owns the real property and a building that is situated on such real property, at which our MediFarm I marijuana dispensary facility is located and operates. On February 26, 2019, we agreed to purchase Forever Young’s 50% membership interest in MediFarm I as part of a larger deal that involved ownership interest in MediFarm I, MediFarm II, and MediFarm I RE.

Carnegie

On October 31, 2017, we formed Carnegie, a wholly owned subsidiary. Carnegie is a real estate holding company that owns the real property and a building located in Santa Ana, California. The Carnegie real estate was listed for sale in the fourth quarter of 2018.

Dyer

On October 31, 2017, we formed Dyer, a wholly owned subsidiary. Dyer is a real estate holding company for the purpose of acquiring real property and a building located in Santa Ana, California, where the Company plans to open an additional cannabis operation in Santa Ana, California.

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

Our Operations

We are organized into three reportable segments:

•	Herbs and Produce Products – Includes herbs and leafy greens that are grown using classic Dutch hydroponic farming methods;

•	Cannabis Dispensary, Cultivation and Production – Includes cannabis-focused retail, cultivation and production operations; and

•	Real Estate – Includes building ownership and construction operations where cannabis dispensary and/or cultivation operations are currently in development

Our segment net revenue and contributions to consolidated net revenue for each of the last three fiscal years were as follows:

	Total Revenue		% of Total Revenue
	Year Ended December 31,		Year Ended December 31,
	2018	2017	2018	2017

Herbs and Produce Products	$5,585,447	$5,701,233	17.8%	15.9%
Cannabis Dispensary, Cultivation and Production	25,978,118	30,031,046	82.9%	83.9%
Real Estate	62,574	-	0.2%	-%
Other and Eliminations	(292,521)	68,565	(0.9)%	0.2%

Total	$31,333,618	$35,800,844	100.0%	100.0%

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

Cannabis Dispensary, Cultivation and Production

Either independently or in conjunction with third parties, we operate medical marijuana retail and adult use dispensaries, cultivation and production facilities in California and Nevada. All of our retail dispensaries in California and Nevada offer a broad selection of medical and adult use cannabis products including flowers, concentrates and edibles. We also produce and sell a line of medical and adult use cannabis flowers, as well as a line of medical and adult use cannabis-extracted products, which include concentrates, cartridges, vape pens and wax products.

Real Estate and Construction Operations

We own real property in Nevada on which we plan to build a medical and adult use marijuana dispensary. Additionally, we own properties in California that are in various stages of construction for medical marijuana and adult use cultivation and production facilities and dispensaries. We have executed a lease for 13,300 square feet of industrial space in San Leandro’s industrial corridor and were in the final stage of completing construction of leasehold improvements for the San Leandro medical marijuana dispensary during December 2018.

Employees

As of the date of this Annual Report on Form 10-K, we have approximately 222 employees.

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

We have incurred significant losses in prior periods. For the year ended December 31, 2018, we incurred a net loss of $39.75 million and, as of that date, we had an accumulated deficit of $142.75 million. For the year ended December 31, 2017, we incurred a net loss of $32.68 million and, as of that date, we had an accumulated deficit of $105.55 million. Any losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flow.

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

Currently, there are 33 states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical and adult uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the CSA, the policies and regulations of the federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to medical marijuana, as to the timing or scope of any such potential amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law, and we may be deemed to be producing, cultivating, or dispensing marijuana in violation of federal law. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect our revenues and profits. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain.

In February 2017, the Trump administration announced that there may be “greater enforcement” of federal laws regarding marijuana. Any such enforcement actions could have a negative effect on our business and results of operations.

Since the start of the new congress, there have been “positive” discussions about the Federal Government’s approach to cannabis. The DOJ has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but has relied on state and local law enforcement to address marijuana activity. With the change of the Attorney General, the DOJ has not signaled any change in their enforcement efforts. In the event the DOJ reverses its stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our business and our revenue and profits. Furthermore, H.R. 83, enacted by Congress on December 16, 2014, provides that none of the funds made available to the DOJ pursuant to the 2015 Consolidated and Further Continuing Appropriations Act may be used to prevent certain states, including Nevada and California, from implementing their own laws that authorized the use, distribution, possession, or cultivation of medical marijuana. This prohibition is currently in place until September 30, 2019.

We could be found to be violating laws related to cannabis.

Currently, there are 33 states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the CSA, the policies and regulations of the federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to medical marijuana, as to the timing or scope of any such amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain. Because we cultivate, produce, sell and distribute medical marijuana, we have risk that we will be deemed to facilitate the selling or distribution of medical marijuana in violation of federal law. Finally, we could be found in violation of the CSA in connection with the sale of IVXX’s products. This would cause a direct and adverse effect on our subsidiaries’ businesses, or intended businesses, and on our revenue and prospective profits.

Variations in state and local regulation, and enforcement in states that have legalized cannabis, may restrict cannabis-related activities, which may negatively impact our revenues and prospective profits.

Individual state laws do not always conform to the federal standard or to other states' laws. A number of states have decriminalized marijuana to varying degrees, other states have created exemptions specifically for medical cannabis, and several have both decriminalization and medical laws. As of December 2018, ten states and the District of Columbia have legalized the recreational use of cannabis. Variations exist among states that have legalized, decriminalized, or created medical marijuana exemptions. For example, certain states have limits on the number of marijuana plants that can be homegrown. In most states, the cultivation of marijuana for personal use continues to be prohibited except for those states that allow small-scale cultivation by the individual in possession of medical marijuana needing care or that person’s caregiver. Active enforcement of state laws that prohibit personal cultivation of marijuana may indirectly and adversely affect our business and our revenue and profits.

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

Effective January 1, 2018, the State of California allowed for adult-use cannabis sales. California’s cannabis licensing system is being implemented in two phases. First, beginning on January 1, 2018, the State of California began issuing temporary licenses. Temporary licenses were initially issued for 90 days, but have since been extended three times by the State of California. Our current temporary licenses expire in July 2019. The extensions were initially provided because in April 2018 the Company had submitted all the necessary documentation for an annual license to be issued. Prior to the State of California completing its review of any annual licenses, the licensing authority determined they would eliminate the need to have multiple licenses issued to each entity for both medical and adult use. The Company has since applied for single category licenses that allow our vertically integrated activities to conduct sales in both the medical and adult-use categories. The Company’s prior licenses obtained from the local jurisdictions in which it operated have been continued by such jurisdictions and are necessary to obtain state licensing. The Company has received a temporary license for each local jurisdiction in which it has active operations. The temporary licenses may be extended for an additional period of time. The Company submitted its applications for the annual licenses in April 2018. Although the Company believes it will receive the necessary licenses from the State of California to conduct its business in a timely fashion, there is no guarantee the Company will be able to do so and any failure to do so may have a negative effect on its business and results of operations.

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

Our management concluded that our internal control over financial reporting was not effective as of December 31, 2017 and our auditors expressed an adverse opinion, which could result in material weaknesses in our financial reporting, such as errors in our financial statements and in the accompanying footnote disclosures, that could require restatements.

As of December 31, 2017, management assessed the effectiveness of our internal controls over financial reporting and concluded that our internal controls and procedures were not effective to detect the inappropriate application of U.S. generally accepted accounting principles (“GAAP”). Our internal controls were adversely affected by deficiencies in the design or operation of our internal controls, which management considered to be material weaknesses. These material weaknesses include the following:

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

California laws and regulations require us to purchase products only from licensed vendors and through licensed distributors. To date, a relatively small number of licenses have been issued in California to cultivate, manufacture and distribute cannabis products. We have obtained a license to distribute products from our cultivation and manufacturing facilities to our dispensaries, however we currently do not cultivate and manufacture enough of our own products to satisfy customer demand. In addition, we carry products cultivated and manufactured by third parties. As a result, if an insufficient number of cultivators, manufacturers and distributors are able to obtain licenses our ability to purchase products and have them delivered to our dispensaries may be limited and may impact our sales.

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

Federal income tax reform could have unforeseen effects on our financial condition and results of operations.

The Tax Cuts and Jobs Act, or the Tax Act, was enacted on December 22, 2017, and contains many changes to U.S. federal tax laws. The Tax Act requires complex computations that were not previously provided for under U.S. tax law and significantly revised the U.S. tax code by, among other changes, lowering the corporate income tax rate from 35% to 21%, requiring a one-time transition tax on accumulated foreign earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings. At December 31, 2018, the Company has completed its accounting for the tax effects of the 2017 Tax Act. However, additional guidance may be issued by the Internal Revenue Service, or IRS, the Department of the Treasury, or other governing body that may significantly differ from our interpretation of the law, which may result in a material adverse effect on our business, cash flow, results of operations or financial conditions.

Inadequate funding for the Department of Justice (DOJ) and other government agencies could hinder their ability to perform normal business functions on which the operation of our business may rely, which could negatively impact our business.

In an effort to provide guidance to federal law enforcement, the DOJ has issued Guidance Regarding Marijuana Enforcement to all United States Attorneys in a memorandum from Deputy Attorney General David Ogden on October 19, 2009, in a memorandum from Deputy Attorney General James Cole on June 29, 2011 and in a memorandum from Deputy Attorney General James Cole on August 29, 2013. Each memorandum provides that the DOJ is committed to the enforcement of the CSA but, the DOJ is also committed to using its limited investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way. On January 4, 2018, Attorney General Jeff Sessions revoked the Ogden Memo and the Cole Memos.

The DOJ has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but has relied on state and local law enforcement to address marijuana activity. In the event the DOJ reverses its stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our business and our revenue and profits. Furthermore, H.R. 83, enacted by Congress on December 16, 2014, provides that none of the funds made available to the DOJ pursuant to the 2015 Consolidated and Further Continuing Appropriations Act may be used to prevent certain states, including Nevada and California, from implementing their own laws that authorized the use, distribution, possession, or cultivation of medical marijuana. This prohibition is currently in place until September 30, 2019. If a prolonged government shutdown occurs, it could enable the DOJ to enforce the CSA in states that have laws legalizing medical marijuana.

California’s Phase-In of Laboratory Testing Requirements could impact the availability of the products sold in our dispensary

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

Our Articles of Incorporation authorize the issuance of up to 990,000,000 shares of Common Stock and 50,000,000 shares of preferred stock, with a par value of $0.001 per share. As of March 8, 2019, we had 94,035,688 shares of Common Stock, 12 shares of Series A Preferred Stock and zero shares of Series B Preferred Stock outstanding; however, we may issue additional shares of Common Stock or preferred stock in the future in connection with a financing or an acquisition. Such issuances may not require the approval of our stockholders. In addition, certain of our outstanding rights to purchase additional shares of Common Stock or securities convertible into our Common Stock are subject to full-ratchet anti-dilution protection, which could result in the right to purchase significantly more shares of Common Stock being issued or a reduction in the purchase price for any such shares or both. Any issuance of additional shares of our Common Stock, or equity securities convertible into our Common Stock, including but not limited to, preferred stock, warrants, and options, will dilute the percentage ownership interest of all stockholders, may dilute the book value per share of our Common Stock, and may negatively impact the market price of our Common Stock.

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

As of December 31, 2018, we have goodwill of $35.17 million and other intangible assets of $20.05 million, which represents 45.4% of our total assets. As of December 31, 2017, we had goodwill of $28.92 million and other intangible assets of $27.77 million, which represented 57.7% of our total assets. We evaluate goodwill for impairment on an annual basis or more frequently if impairment indicators are present based upon the fair value of each reporting unit. We assess the impairment of other intangible assets on an annual basis, or more frequently if impairment indicators are present, based upon the expected future cash flows of the respective assets. These valuations include management’s estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures, and other assumptions. Significant negative industry or economic trends, disruptions to our business, inability to achieve sales projections or cost savings, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations. If the estimated fair value of our reporting units changes in future periods, we may be required to record an impairment charge related to goodwill or other intangible assets, which would reduce earnings in such period.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

A summary of the offices and properties we lease or own are presented in the table below. Each of our facilities is considered to be in good condition, adequate for its purpose and suitably utilized according to the individual nature and requirements of the relevant operations.

Purpose	Location	Own or Lease	Base Monthly Rent	Lease Begin Date	Lease End Date

Corporate Headquarters	Irvine, CA	Lease	$7,327	01/03/2017	30/04/2022
Office (Terra Tech)	Oakland, CA	Lease	$1,726	01/04/2017	M to M
Office (Edible Garden)	Jesery City, NJ	Lease	$4,967	01/12/2017	31/12/2020
Land for Greenhouse (Edible Garden)	Belvidere, NJ	Lease	$14,640	01/01/2015	31/12/2029
Cultivation Facility (Gary)	Las Vegas, NV	Lease	$5,624	01/05/2014	30/04/2024
Cultivation Facility (1)	Oakland, CA	Lease	$24,720	01/01/2017	31/12/2024
Cultivation Facility (1)	Spanish Springs, NV	Own	–	–	–
Dispensary (Blüm Oakland)/Cultivation Facility	Oakland, CA	Lease	$28,840	01/05/2016	31/03/2022
Dispensary (Blüm Desert Inn)	Las Vegas, NV	Lease	$9,422	15/04/2014	31/05/2019
Dispensary (Blüm Decatur)	Las Vegas, NV	Lease	$5,245	01/05/2014	30/04/2019
Dispensary (Blüm San Leandro)	San Leandro, CA	Lease	$24,720	01/01/2017	31/12/2024
Dispensary (Blüm Reno)	Reno, NV	Own	–	–	–
Dispensary (MediFarm So Cal)	Santa Ana, CA	Lease	$15,000	01/10/2017	M to M
Building (Carnegie)	Santa Ana, CA	Own	–	–	–
Building (Dyer)	Santa Ana, CA	Own	–	–	–
Dispensary (Blüm 4th Street) (1)	Las Vegas, NV	Own	–	–	–
_________ (1) Not open yet.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the OTC Markets Group, Inc.’s OTCQX tier under the symbol “TRTC.” On March 8, 2018, the closing bid price on the OTC Markets Group, Inc.’s OTCQX tier for our Common Stock was $1.15.

Holders

As of March 8, 2019, there were 94,035,688 shares of Common Stock issued and outstanding (excluding shares of Common Stock issuable upon conversion or conversion into shares of Common Stock of all of our currently outstanding Series A Preferred Stock and Series B Preferred Stock and exercise of our warrants and options) held by approximately 181 stockholders of record. We believe that we have more than 114,000 beneficial holders of our Common Stock. As of March 8, 2018, there were no shares issued and outstanding of our Series B Preferred Stock, Series G Preferred Stock, Series N Preferred Stock and Series Z Preferred Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On January 8, 2016, we adopted the 2016 Equity Incentive Plan (the “Plan”). Our stockholders approved the Plan at our Annual Meeting of Stockholders held on September 26, 2016. Pursuant to the terms of the Plan, the maximum number of shares of Common Stock available for the grant of awards under the Plan shall not exceed 2,000,000. During the years ended December 31, 2018 and 2017, we granted to certain of our directors, executive officers, and employees ten-year options to acquire 733,333 and 731,065 shares of Common Stock, respectively, at exercise prices ranging from $1.00 to $5.10 per share, which represented the closing prices reported on the OTC Market Group, Inc.’s OTCQX tier on the grant date. Generally, one-twelfth of each option vests quarterly for the next twelve quarters. As of December 31, 2018 and December 31, 2017, there were 840,317 and 491,035 vested options, respectively. No options were exercised during the years ended December 31, 2018 and 2017. During the years ended December 31, 2018 and 2017, 436,668 and zero options were forfeited, respectively. As of March 8, 2019, there were 938,928 vested options.

On December 11, 2018, we adopted the 2018 Equity Incentive Plan. Our stockholders will vote to approve this plan at our next Annual Meeting of Stockholders to be held sometime in the fall of 2019. Pursuant to the terms of the 2018 Plan, the maximum number of shares of Common Stock available for the grant of awards under the Plan shall not exceed 6,600,000. During the year ended December 31, 2018, we granted to certain of our directors, executive officers, and employees ten-year options to acquire 5,100,000 shares of Common Stock, respectively, at exercise price of $1.00 per share, which represented the closing prices reported on the OTC Market Group, Inc.’s OTCQX tier on the grant date. Generally, one-twelfth of each option vests quarterly for the next twelve quarters. As of December 31, 2018, there were 425,000 vested options. No options were exercised during the year ended December 31, 2018. During the years ended December 31, 2018, zero options were forfeited. As of March 8, 2019, there were 850,000 vested options.

During 2018 there were Options granted not as part of either the 2016 or 2018 Equity Plans. Details on what the terms for the associated plan are yet to be determined. During the year ended December 31, 2018, we granted to certain of our directors, executive officers, and employees ten-year options to acquire 1,011,667shares of Common Stock at an exercise prices ranging from $2.02 to $3.75 per share, which represented the closing prices reported on the OTC Market Group, Inc.’s OTCQX tier on the grant date. Generally, one-twelfth of each option grants each quarterly for twelve quarters. As of December 31, 2018, there were 179,722 vested options. No options were exercised and zero options were forfeited during the year ended December 31, 2018. As of March 8, 2019, there were 264,028 options vested.

	Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Range of Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)

Equity Compensation Plans Approved By Security Holders	1,541,064	$1.35 - 5.10	458,936
Equity Compensation Plans Not Approved By Security Holders	6,111,667	1.00 - 3.75	1,500,000
Total	7,652,731	$1.35 - 5.10	1,958,936

Penny Stock Regulations

The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1.00 million, or annual incomes exceeding $0.20 million individually, or $0.30 million, together with their spouse).

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

Equity Financing Facility

On November 28, 2016, Terra Tech Corp. entered into an Investment Agreement (the “Investment Agreement”) with an accredited investor (the “Purchaser”) pursuant to which, upon the terms and subject to the conditions set forth therein, the Investor is committed to purchase up to $20.00 million of shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) over the 30-month term of the Investment Agreement. From time to time over the term of the Investment Agreement, at the Company’s sole discretion, the Company may present the Purchaser with a put notice to purchase Common Stock. The maximum amount of any put shall be equal to the lesser of (i) $1.50 million and (ii) 200.0% of the average of the daily trading volume of the Common Stock in the ten (10) trading days prior to the delivery of a put notice. The Company may not deliver more than one put notice during any five (5) trading day period. The purchase price of the Common Stock shall be 95.0% of the average of the three (3) lowest daily volume weighted average prices of the Common Stock in the five (5) trading days prior to the delivery of a put notice (the “Purchase Price”). In the event the average of the three (3) lowest daily volume weighted average prices of the Common Stock in the five (5) trading days following the delivery of a put notice is less than the Purchase Price, the Company shall deliver to the Purchaser additional shares of Common Stock such that the effective price per share of Common Stock paid by the Purchaser is equal to the Purchase Price. Upon execution of the Investment Agreement, the Company issued the Purchaser 13,333 shares of Common Stock as a commitment fee (the “Commitment Shares”).

Pursuant to the Investment Agreement, the Company agreed to sell the Common Stock, including the Commitment Shares, pursuant to an effective shelf registration statement on Form S-3 (Registration No. 333-210673), declared effective by the Securities and Exchange Commission on August 12, 2016, and a related prospectus supplement thereto.

On September 7, 2018, Company filed a shelf registration statement on Form S-3 with the United States Securities and Exchange Commission (“SEC”). The shelf registration was declared effective by the SEC, on October 11, 2018. The registration statement will allow the Company to issue, from time to time at prices and on terms to be determined at or prior to the time of the offering, shares of our common stock, par value $0.001 per share (our “Common Stock”), shares of our preferred stock, par value $0.001 per share (our “Preferred Stock”), debt securities, warrants, rights, or purchase contracts, either individually or in units, with a total value of up to $100.00 million.

ITEM 6. SELECTED FINANCIAL DATA

No longer required

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

Results of Operations

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Revenues – For the year ended December 31, 2018, we generated revenues of approximately $31.33 million, compared to approximately $35.80 million for the year ended December 31, 2017, a decrease of approximately $4.47 million. The decrease was primarily due to the significant level of taxes that the State of California placed on cannabis sales which depressed the overall legal cannabis market and a decrease in revenue generated by Edible Garden from the sales of its produce and herb products. At this stage in our development, revenues are not yet sufficient to cover ongoing operating expenses.

Cost of Goods Sold – For the year ended December 31, 2018, cost of goods sold was approximately $18.90 million, compared to approximately $24.88 million for the year ended December 31, 2017, a decrease of approximately $5.98 million. Of the total decline, $3.11 million of the decrease was attributable to the decrease in Cannabis revenue in 2018. A decrease of $0.89 million was driven by operational improvements in the Herb and Produce segment. Approximately $1.98 million of the decrease relates to operational improvements in the Cannabis segment.

Gross Profit and Gross Margin – Our gross profit for the year ended December 31, 2018 was approximately $12.43 million, compared to a gross profit of approximately $10.92 million for the year ended December 31, 2017, an increase of approximately $1.51 million. Our gross margin for the year ended December 31, 2018 was approximately 39.68%, compared to approximately 30.51% for the year ended December 31, 2017.

Selling, General and Administrative Expenses – Selling, general and administrative expenses for the year ended December 31, 2018 were approximately $43.30 million, compared to approximately $30.80 million for the year ended December 31, 2017, an increase of approximately $12.50 million. The increase was primarily due to: (i) an increase of $2.57 million in employee stock option expense; (ii) an increase of $1.34 million in amortization expense; (iii) an increase of $1.07 million in legal expense; (iv) an increase in rent expense of $0.66 million; (v) an increase of $0.46 million for insurance expense; (vi) an increase of $0.43 million for security expense; and (vii) an increase of $0.42 million for local business and city taxes.

Other Income (Expense) – Other expenses for the year ended December 31, 2018 were approximately $8.60 million, compared to approximately $13.65 million for the year ended December 31, 2017, a decrease of approximately $5.05 million. The decrease was primarily due to (i) a $5.23 million gain recorded for the sale of the assets at our dispensary located at 1921 Western Ave., Las Vegas, in 2018; (ii) zero loss on extinguishment of debt and loss on fair market valuation of derivatives recorded in 2018, due to adoption of ASU 2017-11, versus $10.64 million of expenses recorded in 2017; (iii) a decrease of $0.82 million of impairment charges for property, plant, equipment and intangible assets; and (iv) a decrease of $4.43 million of expense related to adjustments to the fair value of contingent consideration recorded in 2017. The decrease in other expenses was offset by: (i) an increase in interest expense of $10.41 million in 2018 due to adoption of ASU 2017-11, which impacted the accounting for conversion features associated with our convertible notes payable; (ii) a reduction in other income of $5.0 million related to the gain on the settlement of contingent consideration recorded in 2017; and (ii) a $0.66 million increase in expenses in 2018 for the Company’s share of the loss in the Nuleaf joint venture.

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

Liquidity and Capital Resources

We have never reported net income. We incurred net losses for the years ended December 31, 2018 and 2017 and have an accumulated deficit of approximately $142.75 million and $105.55 million at December 31, 2018 and 2017, respectively. We had working capital of approximately $12.06 million and $3.47 million as of December 31, 2018 and 2017, respectively. At December 31, 2018, we had a cash balance of approximately $7.19 million, compared to a cash balance of approximately $5.45 million at December 31, 2017. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through private sales of preferred stock, common stock, and debt securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the fourth quarter of 2020. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. During 2018, we entered into a $40.00 million Security Purchase Agreement with an accredited investor. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations, or if we are able to raise capital, that it will be available to us on acceptable terms, on an acceptable schedule, or at all.

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

Sources and Uses of Cash

Cash Used in Operating Activities

Cash used in operating activities for the year ended December 31, 2018 was approximately $19.88 million, compared to approximately $15.87 million for the year ended December 31, 2017. The increase in cash used in operating activities was almost entirely due to an increase in net loss of for the year ended December 31, 2018, compared to the prior year.

Cash Used in Investing Activities

Cash used in investing activities for the year ended December 31, 2018 was approximately $16.52 million, compared to cash used in investing activities of approximately $15.27 million for the prior year. comprised of expenditures related to: (i) the construction of the San Leandro and Oakland facilities; (ii) capital expenditures at Edible Garden in Belvidere, N.J.; (iii) payment for acquisition of land in Santa Ana, California and (iv) $5.00 million equity investment in Hydrofarm Holdings Group, Inc. and approximately $2.00 million advances to NuLeaf (see “Note 6 – Investments in Unconsolidated Affiliates”). During fiscal 2017, cash used in investing activities was primarily comprised of expenditures related to the purchase of property, construction of MediFarm’s dispensaries in addition to the furniture and equipment and the issuance of note receivables.

Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2018 was approximately $38.16 million, compared to $26.83 million for the prior year. The cash provided by financing activities in fiscal 2018 was primarily due to $33.65 million proceeds from the issuance of notes payable and $5.60 million from the sale of Common Stock and warrants.

The cash provided by financing activities in fiscal 2017 was primarily due to: (i) $20.00 million proceeds from the issuance of notes payable; (ii) $9.45 million from the sale of Common Stock and warrants; and (iii) offset by the payment of contingent consideration of $2.09 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Management considers an accounting estimate to be critical if: (1) it requires assumptions to be made that are uncertain at the time the estimate is made; and (2) changes in the estimate, or different estimates that could have been selected, could have a material effect on our results of operations or financial condition.

While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information presently available. Actual results may differ significantly. Additionally, changes in our assumptions, estimates or assessments as a result of unforeseen events or otherwise could have a material impact on our consolidated financial position or results of operations. We believe that the following critical policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

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

See Footnote 2 “Summary of Significant Accounting Policies,” to our Financial Statements for further information on accounting policies that we believe to be critical, including our policies on:

Business Combinations

Revenue Recognition

Stock-Based Compensation

Notes Receivable

Goodwill

Long-Lived and Intangible Assets

Valuation of Inventory

Deferred Income Taxes

Fair Value Estimates

Recently Adopted Accounting Standards

See Footnote No. 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES”, to our Financial Statements for information regarding accounting standards adopted in 2018 and other new accounting standards that were issued but not effective as of December 31, 2018.

Recently Issued Accounting Standards

See Footnote No. 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES”, to our Financial Statements for information regarding accounting standards adopted in 2018 and other new accounting standards that were issued but not effective as of December 31, 2018.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No longer required

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

No longer required

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Engagement of New Accountants

In 2016, we engaged Macias Gini & O’Connell LLP (“MGO”) as our registered public accounting firm. The decision to appoint MGO as the new registered public accounting firm was approved by the Audit Committee of our Board of Directors.

On August 14, 2018, Terra Tech Corp. (the “Company”) and Macias Gini & O’Connell LLP (“MGO”) mutually agreed to terminate the engagement of MGO as the Company’s independent registered public accounting firm. The decision to change registered public accounting firms was approved by the Audit Committee of the Company’s Board of Directors.

The audit reports by MGO on the financial statements of the Company as of and for the year ended December 31, 2017 did not contain an adverse opinion or disclaimer of opinion, and was not modified or qualified as to uncertainty, audit scope or accounting principles. During the fiscal year ended December 31, 2017 and through the subsequent interim period through August 14, 2018, there were no (1) disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K) between the Company and MGO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MGO, would have caused MGO to make reference to the subject matter of the disagreements in connection with their reports on the consolidated financial statements for such fiscal years, or (2) reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K, except that MGO advised the Company of material weaknesses involving internal controls and procedures related to (i) Risk Assessment; (ii) Control Environment; (iii) Control Activities, (iv) Information and Communications and (v) Monitoring

The Company has engaged Marcum LLP (“Marcum”) as its registered public accounting firm, effective August 14, 2018. The decision to appoint Marcum as the new registered public accounting firm was approved by the Audit Committee of the Company’s Board of Directors.

During the Company’s two most recent fiscal years and through March 8, 2019, neither the Company nor anyone on its behalf consulted with Marcum with respect to any of (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or an event of the type described in Item 304(a)(1)(v) of Regulation S-K.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on this evaluation, our management concluded that as of December 31, 2018 these disclosure controls and procedures were effective at the reasonable assurance level. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

Scope of Management’s Report on Internal Control Over Financial Reporting

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting has been applied to the entire organization for 2018.

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

Remediation of Material Weakness

A material weakness is a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We previously reported a material weakness that was identified as of December 31, 2017 relating to the design and operating effectiveness of our internal control over financial reporting. The material weakness resulted from a lack of sufficient number of qualified personnel within the accounting function that possessed an appropriate level of expertise to effectively perform the following functions:

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

Information and Communications – We had not implemented appropriate information technology controls related to access rights for certain financial spreadsheets that are relevant to the preparation of the consolidated financial statements and our system of internal control over financial reporting. In addition, we did not implement the appropriate information technology disaster recovery controls in place to ensure the completeness of financial information surrounding the Company’s revenues and inventory.

Monitoring – We did not maintain effective monitoring of controls related to the financial close and reporting process. In addition, we did not maintain the appropriate level of review and remediation of internal control over financial reporting deficiencies throughout interim and annual financial periods.

Management implemented a number of controls and processes during 2018, in an effort to remediate the material weakness identified. A summary of the Company’s remediation activities follows:

•

Improved the control environment through (i) being staffed with sufficient number of personnel to address segregation of duties issues, ineffective controls and to perform control monitoring activities, (ii) increasing the level of GAAP knowledge by retaining additional technical accountants, (iii) implementing a formal process to account for non-standard transactions, and (iv) implementing and formalizing management oversight of financial reporting at regular intervals;

•	Formalized the documentation of our internal control processes, including implementing formal risk assessment processes;
•	Implemented control activities that address relevant risks and assure that all transactions are subject to such control activities;
•	Ensured systems that impact financial information and disclosures have effective information technology controls;
•	Executed a plan to increase number of independent directors to enhance corporate governance and Board composition;
•	Implemented additional internal control activities through hiring of third-party Sarbanes-Oxley consultants;
•	Implemented a plan to increase oversight and review of ad hoc spreadsheets while also working to reduce their use; and
•	Designated a Director of Internal Controls and hired sufficient personnel to effectively implement changes to remediate the material weakness related to effective controls over financial reporting.

Our Chief Executive Officer and Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2018.

Based on the results of its assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2018 based on such criteria.

Our independent registered public accounting firm, Marcum LLP, has audited our consolidated financial statements and has issued an attestation report on our internal control over financial reporting as of December 31, 2018, which report is included herein.

We believe that the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2018 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person, and the year such director or officer commenced serving in such capacity:

Name	Director or Officer Since	Age	Positions
Derek Peterson	2012	45	Chief Executive Officer and Chairman of the Board
Alan Gladstone	2017	71	Director
Michael James	2012	60	Chief Financial Officer
Michael A. Nahass	2012	53	President, Chief Operating Officer, Secretary, Treasurer, and Director
Steven J. Ross	2012	61	Director

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

Alan Gladstone

Director

Mr. Gladstone has served as a Director since November 15, 2017. Mr. Gladstone was Founder, Chairman, President and CEO of Anna's Linens, a specialty retailer of home textiles and home decoration items, from 1987 - 2014. During his tenure at Anna's Linens, he grew the business to 305 stores in 23 states with over $400 million in annual revenues. He managed a team of 12 executives and over 3,500 employees and oversaw the company's M&A strategy. Anna's Linens was ranked the 13th largest seller of home textiles nationally in 2013. On June 14, 2015, Anna's Linens filed a petition in the United States Bankruptcy Court for the Central District of California seeking relief under Chapter II of the United States Bankruptcy Code. Prior to his time at Anna's Linens, he was a self-employed retail business consultant where he counted Vons, TG&Y and Cook United in his client base. He was also President of Home Front, a division of U.S. Shoe, from 1983 - 1986 where he led a team of 800 employees. In this role, he led the profitable growth of the business from 21 stores to 105 stores and grew sales from $40 million to $400 million. Mr. Gladstone has a BS in Economics from the University of California, Irvine. Mr. Gladstone’s entrepreneurial experience and success in retail led to our conclusion that he should serve as a Director and Chairman of the Compensation Committee in light of our business and structure.

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

Steven J. Ross

Director

Mr. Ross has served as a Director since July 23, 2012, and has over 30 years of senior management experience, ranging from high growth private companies to multi-billion dollar divisions of public enterprises. His experience also includes service on numerous public and private Boards. He is known as a problem solver who has demonstrated leadership and consistent results in challenging business situations across multiple industries. Mr. Ross has been CEO of Ecolane since June 2013. Ecolane is a Helsinki, Finland-based software company providing disruptive, specialized software and support services for transportation scheduling, dispatching and tracking. US operations are headquartered in Wayne, PA, where the company supports statewide contracts in PA, NE, NC and OH and numerous state and local transportation agencies throughout the country. Ecolane was acquired by National Express PLC, a British publicly-traded leading international transportation company in June 2016, generating greater than 500% returns for Ecolane’s investors.

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

Pursuant to an Independent Director Agreement dated July 31, 2018 with Steven J. Ross, we agreed to pay Mr. Ross $8,333 per month for a period of one year. We also issued to Mr. Ross an aggregate of 24,750 restricted shares of Common Stock (such cash payment and the issuance of restricted shares, the “Compensation”), of which all of the shares vested on the date of appointment. We and Mr. Ross also entered into an Indemnification Agreement dated July 23, 2012, whereby we agreed to indemnify Mr. Ross, subject to certain exceptions, for claims against him that may arise in connection with the performance of his duties as one of our directors.

Pursuant to an Independent Director Agreement dated July 31, 2018 with Alan Gladstone, we agreed to pay Mr. Gladstone $8,333 per month for a period of one year. We also issued to Mr. Gladstone an aggregate of 24,750 shares of the Company’s stock options (such cash payment and the issuance of stock options, the “Compensation”), of which all of the shares vested on the date of appointment.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors and executive officers and persons who beneficially own more than 10% of our Common Stock (referred to herein as the “Reporting Persons”) file with the SEC various reports as to their ownership of and activities relating to our Common Stock. To the best of our knowledge, all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during the period covered by this report. In making these statements, we have relied solely on our review of copies of the reports furnished to us, representations that no other reports were required and other knowledge relating to transactions involving Reporting Persons.

Audit Committee and Audit Committee Financial Expert

On November 4, 2015, the Board established the Audit Committee and approved and adopted a charter (the “Audit Committee Charter”) to govern the Audit Committee. Messrs. Ross and Krueger were appointed to serve on the Audit Committee, with Mr. Ross designated as chairman. On November 6, 2017 Mr. Krueger resigned as a member of the Board. Subsequently on November 15, 2017, Mr. Gladstone was appointed to serve on the Audit Committee. Each member of the Audit Committee meets the independence requirements of The NASDAQ Stock Market, LLC and the SEC. The Audit Committee met nine times during 2018. In addition to the enumerated responsibilities of the Audit Committee in the Audit Committee Charter, the primary function of the Audit Committee is to assist the Board in its general oversight of our accounting and financial reporting processes, audits of our financial statements, and internal control and audit functions. The Audit Committee Charter can be found online at http://ir.terratechcorp.com/goverance-docs.

Compensation Committee

On November 4, 2015, the Board established the Compensation Committee and approved and adopted a charter (the “Compensation Committee Charter”). Messrs. Ross and Krueger were appointed to serve on the Compensation Committee, with Mr. Krueger designated as chairman. On November 6, 2017 Mr. Krueger resigned as a member of the Board. Subsequently on November 15, Mr. Gladstone was appointed to serve as the Chairman of the Compensation Committee. Each member of the Compensation Committee meets the independence requirements of The NASDAQ Stock Market, LLC and the SEC, is a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act and is an outside director within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee held one meeting during 2018. In addition to the enumerated responsibilities of the Compensation Committee in the Compensation Committee Charter, the primary function of the Compensation Committee is to oversee the compensation of our executives and advise the Board on the adoption of policies that govern our compensation programs. The Compensation Committee Charter may be found online at http://ir.terratechcorp.com/governance-docs.

Governance and Nominating Committee

On November 4, 2015, the Board established the Nominating Committee and approved and adopted a charter (the “Nominating Committee Charter”). Messrs. Ross and Krueger were appointed to serve on the Nominating Committee, with Mr. Ross designated as chairman. On November 6, 2017, Mr. Krueger resigned as a member of the Board. Subsequently on November 15, 2017, Mr. Gladstone was appointed to serve on the Governance and Nominating Committee. Each member of the Nominating Committee meets the independence requirements of The NASDAQ Stock Market, LLC and the SEC. The Nominating Committee held one meeting during 2018. In addition to the enumerated responsibilities of the Nominating Committee in the Nominating Committee Charter, the primary function of the Nominating Committee is to determine the slate of director nominees for election to the Board, to identify and recommend candidates to fill vacancies occurring between annual stockholder meetings, to review our policies and programs that relate to matters of corporate responsibility, including public issues of significance to us and our stockholders, and any other related matters required by federal securities laws. The charter of the Nominating and Corporate Governance Committee may be found online at http://ir.terratechcorp.com/governance-docs.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our Board of Directors and the Board of Directors or Compensation Committee of any other company, nor has any interlocking relationship existed in the past.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information relating to compensation for the Company’s Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and individuals serving as our principal executive officer or acting in a similar capacity (collectively, the “Named Executive Officers”) for the fiscal years ended December 31, 2018 and 2017.

								Non-Equity
					Stock			Incentive		Nonqualified	All Other
Name and Principal					Awards	Option		Plan		Deferred	Compensation
Position	Year	Salary		Bonus	(5)	Awards		Compensation		Compensation	(6)	Total

Derek Peterson (1)	2018	$300,000		$100,000	$39,911	$648,649	$		$		$8,610	$1,097,170
Chief Executive Officer and Chairman of the Board	2017	$200,000		$-	$61,001	$91,166		$-		$-	$8,610	$360,777

Michael Nahass (2)	2018	$275,000		$100,000	$21,318	$642,967	$		$		$8,610	$1,047,895
President, Chief Operating Officer, Secretary,Treasurer and Director	2017	$200,000		$-	$45,824	$85,483		$-		$-	$8,610	$339,917

Kenneth Vande Vrede (3)	2018	$68,525	$		$21,318	$143,606	$		$		$2,000	$235,449
Chief Agricultural Officer and Director	2017	$200,000		$-	$45,824	$84,063		$-		$-	$6,000	$335,887

Michael James (4)	2018	$250,000		$90,000	$21,318	$421,616	$		$		$6,000	$788,934
Chief Financial Officer	2017	$200,000		$-	$1,081,230	$85,483		$-		$-	$6,000	$1,372,713

_______

(1)	Appointed President, Chief Executive Officer, and Chairman of the Board on February 9, 2012. Served as President until November 6, 2017.
(2)

Appointed director on January 26, 2012. Appointed Secretary and Treasurer on July 20, 2015. Served as President, Secretary, and Treasurer from January 26, 2012 until February 9, 2012. Appointed President and Chief Operating Officer on November 6, 2017.

(3)

Appointed Chief Operating Officer and director on February 25, 2013. Served as Chief Operating Officer until November 6, 2017 and was appointed Chief Agricultural Officer on November 6, 2017. Terminated on April 13, 2018.

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

No longer required

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

As of the date hereof, we have not entered into any employment agreements with any of our Named Executive Officers.

Pay ratio information

No longer required

Director Compensation

The following table sets forth director compensation for the year ended December 31, 2018:

	Fees Earned Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
Name (1)	($)	($) (4)	($)	($)	($)	($)	($)

Steven Ross (2)	$100,000	$-	$49,995	$-	$-	$-	$149,995
Alan Gladstone (3)	$81,250	$-	$49,995	$-	$-	$-	$131,245

______________

(1)

Derek Peterson and Michael Nahass are not included in this table as they were executive officers during fiscal 2018, and thus received no compensation for their service as directors. The compensation of Mr. Peterson and Mr. Nahass as our employees is shown in “Item 11 Executive Compensation – Summary Compensation Table.”

(2)	Appointed as a director on July 23, 2012.
(3)	Appointed as a director on November 15, 2017.
(4)	For valuation purposes, the dollar amount shown represents the aggregate award date fair value of awards made in fiscal 2017 and 2018 computed in accordance with FASB ASC Topic 718, “Stock Compensation”. The fair value is calculated based on the closing price of the Common Stock on the grant dates.

Narrative to Director Compensation Table

The following is a narrative discussion of the material information that we believe is necessary to understand the information disclosed in the previous table. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Steven J. Ross

Mr. Ross earned cash fees for his services as a director in fiscal 2018 in the amount of $0.10 million. Mr. Ross earned cash fees for his services as a director in fiscal 2017 in the amount of $0.12 million. On June 22, 2017, we issued to Mr. Ross 72,727 shares of Common Stock. The price per share was $2.54, as reported on the OTC Market Group, Inc.’s OTCQX tier on June 22, 2017.

On December 11, 2018, we granted Mr. Ross a ten-year option to acquire 300,000 shares of Common Stock at $1.00 per share. The option is in consideration of the services to be rendered, which shall vest and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100.0%) vested. As of December 31, 2018, the option was one-twelfth (1/12) vested. On July 30, 2018, we granted Mr. Ross a ten-year option to acquire 55,000 shares of Common Stock at $2.02 per share. The option is in consideration of the services to be rendered, which vested upon issuance and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100.0%) vested. As of December 31, 2018, the option was one-sixth (1/6) vested. On May 24, 2017, we granted Mr. Ross a ten-year option to acquire 50,000 shares of Common Stock at $2.54 per share. The option is in consideration of the services to be rendered, which shall vest and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100.0%) vested. As of December 31, 2018, the option was seven-twelfths (7/12) vested. On January 8, 2016, we granted Mr. Ross a ten-year option to acquire 53,333 shares of Common Stock at $1.35 per share. The option is in consideration of the services to be rendered, which shall vest and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100.0%) vested. As of December 31, 2018, the option was two-thirds (2/3) vested.

Alan Gladstone

Mr. Gladstone earned cash fees for his services as a director in fiscal 2018 in the amount of $0.08 million. Mr. Gladstone earned cash fees for his services as a director in fiscal 2017 in the amount of $0.02 million.

On July 30, 2018, we granted Mr. Gladstone a ten-year option to acquire 100,000 shares of Common Stock at $2.02 per share. The option is in consideration of the services to be rendered, which vested upon issuance and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100.0%) vested. As of December 31, 2018, the option was one-sixth (1/6) vested. On January 30, 2018, we granted Mr. Gladstone a ten-year option to acquire 66,667 shares of Common Stock at $4.68 per share. The option is in consideration of the services to be rendered, which vested upon issuance and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100.0%) vested. As of December 31, 2018, the option was one-third (1/3) vested. On November 15, 2017, we granted Mr. Gladstone a ten-year option to acquire 29,167 shares of Common Stock at $3.00 per share. The option is in consideration of the services to be rendered, which vested upon issuance and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100.0%) vested. As of December 31, 2018, the option was five-twelfths (5/12) vested.

Risk Assessment in Compensation Programs

No longer required

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

On January 12, 2016, we adopted the 2016 Equity Incentive Plan (the “Plan”), and our stockholders approved the Plan at our annual meeting of stockholders that was held on September 26, 2016. Pursuant to the terms of the Plan, the maximum number of shares of Common Stock available for the grant of awards under the Plan shall not exceed 2.0 million. During the years ended December 31, 2018 and 2017, the Company granted ten-year options to directors, officers, and employees, pursuant to which such individuals are entitled to exercise options to purchase an aggregate of up to 0.80 million and 0.73 million shares of Common Stock, respectively. The options have exercise prices of $2.54 - $4.68 per share, and generally vest quarterly over a three-year period.

On December 11, 2018, the Company’s Board of Directors approved the 2018 Equity Incentive Plan (the “Plan”), our stockholders will vote to approve it at the next annual meeting of stockholders that will be held sometime in September or October of 2019. Pursuant to the terms of the Plan, the maximum number of shares of Common Stock available for the grant of awards under the Plan shall not exceed 6.60 million. During the year ended December 31, 2018, the Company granted ten-year options to directors, officers, and employees, pursuant to which such individuals are entitled to exercise options to purchase an aggregate of up to 5.10 million shares of Common Stock, respectively. The options have exercise prices of $1.00 per share, and generally vest quarterly over a three-year period.

During the year ended December 31, 2018, the Company granted ten-year options to directors, officers, and employees, pursuant to which such individuals are entitled to exercise options to purchase an aggregate of up to 1.01 million shares of Common Stock that were not subject to the 2016 Equity Plan or the 2018 Equity Plan. The options have exercise prices ranging from $2.02 to $3.75 per share, and generally vest quarterly over a three-year period.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 8, 2019 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5.0% of our Common Stock; (2) each of our directors, nominees for director and executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of 2040 Main Street, Suite 225, Irvine, California 92614.

In computing the number and percentage of shares beneficially owned by each person, we include any shares of Common Stock that could be acquired within 60 days of March 8, 2019 by the conversion or exercise of shares of Series A Preferred Stock, Series B Preferred Stock, or option awards. These shares, however, are not counted in computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Common Stock (1)

Derek Peterson	Common Stock	1,051,480	(2)	1.12%
Michael A. Nahass	Common Stock	2,440,751	(3)	2.60%
Michael James	Common Stock	918,757	(4)	*
Steven Ross	Common Stock	185,060	(5)	*
Alan Gladstone	Common Stock	420,028	(6)	*
All Directors and Executive Officers as a Group (5 persons)		5,016,076		5.32%

________

*	Represents beneficial ownership of less than one percent of the outstanding shares of our Common Stock.
(1)	As of March 8, 2019, we had a total of 93,515,268 shares of Common Stock issued and outstanding.
(2)	Includes 255,694 shares of Common Stock with respect to which Mr. Peterson has the right to acquire. Mr. Peterson owns Series A Preferred Stock, which is currently convertible into 4 shares of Common Stock and 255,694 vested options to acquire Common Stock. Mr. Peterson disclaims any beneficial ownership interest in the 989,574 shares of Common Stock held by his spouse, Amy Almsteier.
(3)	Includes 242,361 shares of Common Stock underlying vested options. Mr. Nahass owns Series A Preferred Stock, which is currently convertible into 4 shares of Common Stock.
(4)	Includes 185,389 shares of Common Stock underlying vested options.
(5)	Includes 87,583 shares of Common Stock underlying vested options.
(6)	Includes 58,611 shares of Common Stock underlying vested options.

The following table sets forth certain information as of March 8, 2019 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5.0% of our Series A Preferred Stock; (2) each of our directors, nominees for director and executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of 2040 Main Street, Suite 225, Irvine, California 92614.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Series A Preferred Stock

Derek Peterson	Series A Preferred Stock	4	33%
Michael A. Nahass	Series A Preferred Stock	4	33%
Michael James	Series A Preferred Stock	–	–
Steven Ross	Series A Preferred Stock	–	–
Alan Gladstone	Series A Preferred Stock	–	–
Kenneth Vande Vrede (1)	Series A Preferred Stock	4	33%
All Directors and Executive Officers as a Group (6 persons)		12	100%

_________

(1)	On April 20, 2018, Mr. Vande Vrede resigned from the board.

There are no arrangements known to us that might, at a subsequent date, result in a change-in-control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Except as described below, during the past fiscal year, there have been no transactions, whether directly or indirectly, between us and any of our respective officers, directors, beneficial owners of more than 5.0% of our outstanding Common Stock or their family members, that exceeded the lesser of $0.12 million or 1.0% of the average of our total assets at year-end for the last completed fiscal year.

We lease the land in Belvidere, New Jersey, on which Edible Garden’s greenhouse structure is situated. The land is being leased from Whitetown Realty, LLC, an entity in which David Vande Vrede and Greda Vande Vrede own interests. David Vande Vrede and Greda Vande Vrede are the parents of one our former directors, Kenneth Vande Vrede. The lease commenced on January 1, 2015 and expires December 31, 2029. The current monthly lease amount is $14,640 and increases 1.5% each calendar year.

Pursuant to an Independent Director Agreement dated June 1, 2017 by and between us and Steven J. Ross, we agreed to pay Mr. Ross $10,000 per month for a period of one year. We also issued to Mr. Ross an aggregate of 72,727 restricted shares of Common Stock, of which all of the shares vested on the date of appointment.

Pursuant to an Independent Director Agreement dated July 31, 2018 by and between us and Steven J. Ross, we agreed to pay Mr. Ross $8,333 per month for a period of one year. We also issued to Mr. Ross an aggregate of 24,750 restricted shares of Common Stock, of which all of the shares vested on the date of appointment.

Pursuant to an Independent Director Agreement dated November 15, 2017 by and between us and Alan Gladstone, we agreed to pay Mr. Gladstone $6,250 per month for a period of one year. We also issued to Mr. Gladstone an aggregate of 29,167 shares of the Company’s stock options, to be fully vested on the date of appointment.

Pursuant to an Independent Director Agreement dated July 31, 2018 by and between us and Alan Gladstone, we agreed to pay Mr. Ross $8,333 per month for a period of one year. We also issued to Mr. Gladstone an aggregate of 24,750 restricted shares of Common Stock, of which all of the shares vested on the date of appointment.

Director Independence

Our Board is currently composed of four members. Our Common Stock is not currently listed for trading on a national securities exchange and, as such, we are not subject to any director independence standards. However, we have determined that two directors, Steven Ross and Alan Gladstone, each qualifies as an independent director. We evaluated independence in accordance with Rule 5605 of the NASDAQ Stock Market.

The Board currently has three separately designated standing committees: (i) the Audit Committee, (ii) the Compensation Committee, and (iii) the Governance and Nominating Committee. All three of these committees are solely comprised of independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees paid or to be paid for professional audit services rendered by Marcum LLP and MGO for the audit of our annual financial statements and fees billed for other services rendered for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Audit Fees (1)	$1,020,566	$435,875
________

(1)

Audit Fees consisted of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports, and review of other documents filed with the SEC within those fiscal years.

The Board, or the Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is specific to the particular service or category of services and is generally subject to a specific budget. In addition, the Audit Committee has delegated pre-approval authority to its Chairman who, in turn, must report any pre-approval decisions to the Audit Committee at its next scheduled regular meeting. Our independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by our independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Board, or the Audit Committee, as applicable, pre-approved all fees for audit and non-audit work performed during fiscal 2018 and 2017.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements – See Index on page F-1

Report of Independent Registered Public Accounting Firm – Marcum LLP

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting – Marcum LLP

Report of Independent Registered Public Accounting Firm - Macias Gini & O’Connell LLP

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the Years Ended December 31, 2018 and 2017

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

(b)	The following exhibits are filed herewith as a part of this report:

TERRA TECH CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

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

2.7	Form of Agreement of Merger, dated March 31, 2016, by and among Generic Merger Sub, Inc., a California corporation and Black Oak Gallery, a California corporation (3)
2.8	Convertible Promissory Note dated March 12, 2018 (29)
3.1	Articles of Incorporation dated July 22, 2008 (4)
3.2	Certificate of Amendment dated July 8, 2011 (5)
3.3	Certificate of Change dated July 8, 2011 (5)
3.4	Certificate of Amendment dated January 27, 2012 (1)
3.5	Bylaws (4)
3.6	Form of Amended and Restated Articles of Incorporation of Black Oak Gallery, a California corporation (3)
3.7	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock, dated September 27, 2016 (6)
3.8	Certificate of Amendment to Articles of Incorporation, Dated September 26, 2016 (22)
3.9	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock, dated October 3, 2016 (7)
3.10	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock, dated July 26, 2017 (18)
3.11	Amendment of Bylaws, dated June 20, 2018 (33)
3.12	Amendment of Bylaws, dated August 2, 2018 (41)
4.1	Certificate of Designation for Series A Preferred Stock (8)
4.2	Amended and Restated Certificate of Designation for Series B Preferred Stock (3)

4.3	Form of Common Stock Purchase Warrant (9)
4.4	Form of Common Stock Purchase Warrant (11)
4.5	Form of 12% Senior Convertible Promissory Note (15)
4.6	Form of 12% Senior Convertible Promissory Note (16)
4.7	Form of 12% Senior Convertible Promissory Note (17)
4.8	Form of Secured Promissory Note (19)
4.9	Form of 12% Senior Convertible Promissory Note (20)
4.10	Form of Secured Promissory Note (25)
4.11	Form of 12% Senior Convertible Promissory Note (27)
4.12	Form of 7.5% Senior Convertible Promissory Note (29)
4.13	Amendment No. 1 to Convertible Promissory Note (31)
4.14	Form of 7.5% Senior Convertible Promissory Note (32)
4.15	Form of 7.5% Senior Convertible Promissory Note (35)
4.16	Form of 3% Senior Convertible Promissory Note (35)
4.17	Form of 7.5% Senior Convertible Promissory Note dated September 7, 2018 (38)
4.18	Form of Secured Promissory Note dated October 5, 2018 (39)
4.19	Form of 7.5% Senior Convertible Promissory Note (40)
10.1	Letter agreement dated May 7, 2013, by and between Edible Garden Corp. and Gro-Rite Inc. (12)
10.2	Letter agreement dated May 7, 2013, by and between Edible Garden Corp. and NB Plants LLC (12)
10.3

Letter Agreement dated December 2, 2013, by and between Edible Garden Corp. and Heartland Growers Inc. (certain portions of this exhibit have been omitted based upon a request for confidential treatment) (21)

10.4	2016 Equity Incentive Plan (3)
10.5	Lease dated January 1, 2015, by and between Whitetown Realty, LLC and Edible Garden Corp. (3)
10.6	Guaranty dated January 1, 2015, by Terra Tech Corp. in favor of Whitetown Realty, LLC (3)
10.7	Sublease dated March 29, 2016, by and between Black Oak Gallery and CCIG Properties, LLC, dated March 29, 2016 (13)
10.8	Agreement of Merger dated March 31, 2016, by and between Generic Merger Sub, Inc. and Black Oak Gallery (10)
10.9	Operations and Asset Management Agreement dated March 31, 2016, by and among Platinum Standard, LLC, Black Oak Gallery, and Terra Tech Corp. (10)
10.10	Form of Investment Agreement, dated as of November 28, 2016 (14)
10.11	Lock-Up agreement dated January 12, 2018 between Terra Tech Corp. and Alan Gladstone (23)
10.12	Lock-Up agreement dated January 17, 2018 between Terra Tech Corp. and Michael James (24)
10.13	Form of Loan Agreement (25)

10.14	Form of Guaranty Agreement (25)
10.15	Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (25)
10.16	Lock-Up agreement dated January 25, 2018 between Terra Tech Corp. and Michael Nahass (26)
10.17	Lock-Up agreement dated January 27, 2018 between Terra Tech Corp. and Michael Nahass (28)
10.18	Form of Securities Purchase Agreement, dated as of March 12, 2018 (29)
10.19	Asset Purchase Agreement, dated as of July 6, 2018 (28)
10.20	Form of Securities Purchase Agreement, dated as of July 25, 2018 (35)
10.21	Independent Director Agreement between Terra Tech Corp. and Alan Gladstone dated July 30, 2018 (36)
10.22	Independent Director Agreement between Terra Tech Corp. and Steven J. Ross dated July 30, 2018 (36)
10.23	Standard Purchase Agreement (39)
10.24	Assignment (39)
10.25	Form of Loan Agreement (39)
10.26	Form of Guaranty Agreement (39)
10.27	Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (39)
14.1	Code of Ethics (42)
16.1	Letter from Macias Gini & O’Connell LLP to the Securities and Exchange Commission, dated August 15, 2018 (37)
21.1	List of Subsidiaries*
23.1	Consent of Marcum LLP*
23.2	Consent of Macias Gini & O’Connell LLP*
24	Power of Attorney (set forth on the signature page of this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code *
99.1	Letter from Ken VandeVrede, dated April 20, 2018 (30)

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Presentation Linkbase Document *

_________

(1)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on February 10, 2012.
(2)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on May 6, 2013.
(3)	Incorporated by reference to Annual Report on Form 10-K filed with the SEC on March 29, 2016
(4)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-156421), filed with the SEC on December 23, 2008.
(5)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-191954), filed with the SEC on October 28, 2013.
(6)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on September 28, 2016
(7)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on October 7, 2016

(8)	Incorporated by reference to Amendment No. 3 to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on April 19, 2012.
(9)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on March 2, 2015.
(10)	Incorporated by reference to Quarterly Report on Form 10-Q filed with the SEC on May 12, 2016
(11)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on June 1, 2016
(12)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on May 28, 2013.
(13)	Incorporated by reference to Current Report on Form 8-K/A filed with the SEC on April 5, 2016
(14)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on November 28, 2016
(15)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on August 22, 2017
(16)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on November 24, 2017
(17)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on December 26, 2017
(18)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on July 27, 2017
(19)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on November 24, 2017
(20)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on December 26, 2017
(21)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-191954), filed with the SEC on December 5, 2013
(22)	Incorporated by reference to Annual Report on Form 10-K filed with the SEC on March 16, 2018
(23)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on January 16, 2018
(24)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on January 18, 2018
(25)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on January 19, 2018
(26)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on January 25, 2018
(27)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on January 26, 2018
(28)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on January 29, 2018
(29)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on March 13, 2018
(30)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on April 24, 2018
(31)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on May 2, 2018
(32)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on June 8, 2018
(33)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on June 22, 2018
(34)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on July 12, 2018
(35)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on July 26, 2018
(36)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on July 31, 2018
(37)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on August 16, 2018
(38)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on September 7, 2018
(39)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on October 12, 2018
(40)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on December 3, 2018
(41)	Incorporated by reference to Current Report on Form 10-Q filed with the SEC on November 18, 2018
(42)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on November 5, 2015
*	filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Terra Tech Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Terra Tech Corp. (the “Company”) as of December 31, 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 15, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Explanatory Paragraph – Change in Accounting Principles

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for certain financial instruments during the year ended December 31, 2018 due to the adoption of FASB ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) – (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2018.

Costa Mesa, California

March 15, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of

Terra Tech Corp.

Opinion on Internal Control over Financial Reporting

We have audited Terra Tech Corp.'s (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet as of December 31, 2018 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended of the Company and our report dated March 15, 2019 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

/s/ Marcum LLP

Marcum llp

Costa Mesa, California

March 15, 2019

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Terra Tech Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Terra Tech Corp. and subsidiaries (the “Company”) as of December 31, 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017, and the results of their operations and their cash flows for the year then ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Macias Gini & O’Connell LLP

We served as the Company’s auditor from 2016 to 2018.

Sacramento, California

March 16, 2018

TERRA TECH CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017

ASSETS
Current Assets:
Cash	$7,193,392	$5,445,582
Trade and Other Receivables, net of allowance for doubtful acccounts of $0.33 and $0 million, as of December 31, 2018 and 2017, respectively	1,246,835	959,698
Notes Receivable	-	5,010,143
Inventory	2,279,737	5,760,019
Assets Held for Sale	7,501,287	-
Prepaid Expenses and Other Current Assets	741,261	1,067,689

Total Current Assets	18,962,512	18,243,131

Property, Equipment and Leasehold Improvements, Net	34,139,089	19,191,616
Intangible Assets, Net	18,465,923	27,773,110
Goodwill	35,172,508	28,921,260
Other Assets	897,395	4,058,682
Other Investments	12,450,700	-

TOTAL ASSETS	$120,088,127	$98,187,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current Liabilities:
Accrued Payroll	$2,553,186	$621,898
Accounts Payable and Other Accrued Expenses	4,348,256	4,822,812
Derivative Liabilities	-	9,331,400

Total Current Liabilities	6,901,442	14,776,110

Long-Term Liabilities:
Long-Term Debt	18,312,877	6,609,398

Total Long-Term Liabilities	18,312,877	6,609,398

Total Liabilities	25,214,319	21,385,508

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock, Convertible Series A, Par Value $0.001:
100 Shares Authorized as of December 31, 2018 and 2017; 12 and 8 Shares Issued and Outstanding as of December 31, 2018 and 2017, respectively	-	-
Preferred Stock, Convertible Series B, Par Value $0.001:
41,000,000 Shares Authorized as of December 31, 2018 and 2017; 0 and 0 Shares Issued and Outstanding as of December 31, 2018 and 2017, respectively	-	-
Common Stock, Par Value $0.001:
990,000,000 Shares Authorized as of December 31, 2018 and 2017; 81,759,415 and 61,818,560 Shares Issued and Outstanding as of December 31, 2018 and 2017, respectively (1)	81,759	61,819
Additional Paid-In Capital	234,972,860	181,357,715
Accumulated Deficit	(141,184,287)	(105,548,602)

Total Terra Tech Corp. Stockholders’ Equity	93,870,332	75,870,932
Non-Controlling Interest	1,003,476	931,359

Total Stockholders’ Equity	94,873,808	76,802,291

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$120,088,127	$98,187,799

(1) Adjusted to reflect the 1 for 15 reverse stock split. See Note 15.

 The accompanying notes are an integral part of the consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017

Total Revenues	$31,333,618	$35,800,844
Cost of Goods Sold	18,900,090	24,879,428

Gross Profit	12,433,528	10,921,416

Selling, General and Administrative Expenses	43,304,374	30,801,434

Loss from Operations	(30,870,846)	(19,880,018)

Other Income (Expense):
Impairment of Property	(77,556)	(138,037)
Impairment of Intangible Assets	-	(757,467)
Loss on Extinguishment of Debt	-	(7,144,288)
Gain (Loss) on Fair Market Valuation of Derivatives	-	(3,494,550)
Interest Expense, Net	(13,092,934)	(2,681,426)
Share of Loss in Joint Venture	(662,222)	-
Gain on Sale of Assets	5,229,680	-
Gain on Settlement of Contingent Consideration	-	4,991,571
Gain (Loss) on Fair Market Valuation of Contingent Consideration	-	(4,426,047)

Total Other Income (Expense)	(8,603,032)	(13,650,244)

Loss Before Provision for Income Taxes	(39,473,878)	(33,530,262)
Provision for Income Tax Benefit (Expense)	-	347,455

Net Loss	(39,473,878)	(33,182,807)
Net Income / (Loss) Attributable to Non-Controlling Interest	279,609	(505,204)

NET LOSS ATTRIBUTABLE TO TERRA TECH CORP.	$(39,753,486)	$(32,677,603)

Net Loss Per Common Share Attributable to Terra Tech Corp. Common Stockholders – Basic and Diluted	$(0.56)	$(0.71)

Weighted-Average Number of Common Shares Outstanding – Basic and Diluted	71,028,851	46,072,846

The accompanying notes are an integral part of the consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017 (1)

	Preferred Stock
	Convertible Series A		Convertible Series B		Common Stock		Additional Paid-In	Accumu-lated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
BALANCE AT DECEMBER 31, 2016	8	$-	2,455,064	$2,455	36,924,254	$36,924	$125,466,493	$(72,870,999)	$(480,908)	$52,153,965
Sale of Common Stock for Cash	-	-	-	-	2,983,137	2,983	9,447,017	-	-	9,450,000
Issuance of Warrants	-	-	-	-	-	-	689,542	-	-	689,542
Stock Option Compensation	-	-	-	-	-	-	692,971	-	-	692,971
Issuance of Preferred Stock for Compensation	-	-	40,000	40	-	-	1,035,366	-	-	1,035,406
Issuance of Common Stock for Compensation	-	-	-	-	158,867	160	490,720	-	-	490,880
Issuance of Common Stock for Director Fees	-	-	-	-	81,061	81	221,892	-	-	221,973
Issuance of Common Stock for Services	-	-	-	-	389,374	389	1,284,173	-	-	1,284,562
Issuance of Common Stock for Prepaid Inventory	-	-	-	-	892,964	893	1,934,607	-	-	1,935,500
Issuance of Common Stock for Debt and Interest Expense	-	-	-	-	8,284,283	8,284	29,776,987	-	-	29,785,271
Preferred Stock Series B Converted into Common Stock	-	-	(2,209,741)	(2,210)	11,897,965	11,898	(9,688)	-	-	-
Purchase of Assets from Tech Center Drive	-	-	-	-	826,105	826	2,725,320	-	-	2,726,146
Settlement of Contingent Consideration	-	-	(285,323)	(285)	(619,450)	(619)	4,740,542	-	-	4,739,638
Settlement of Contingent Consideration Recorded Against Additional Paid-In Capital	-	-	-	-	-	-	4,692,697	-	-	4,692,697
Reclass of Non-Controlling Interest to Additional Paid-In Capital for the Acquisition Additional Interest in Subsidiary	-	-	-	-	-	-	(1,830,924)	-	1,830,924	-
Net Loss Attributable to Non- Controlling Interest	-	-	-	-	-	-	-	-	(505,204)	(505,204)
Cash Contribution from Non-Controlling Interest	-	-	-	-	-	-	-	-	86,547	86,547
Net Loss Attributable to Terra Tech Corp.	-	-	-	-	-	-	-	(32,677,603)	-	(32,677,603)
Balance at December 31, 2017	8	$-	-	$-	61,818,560	$61,819	$181,357,715	$(105,548,602)	$931,359	$76,802,291
Opening Balance Sheet Adjustment - ASU 2017-11	-	-	-	-	-	-	5,238,296	2,547,801	-	7,786,097
Beneficial Conversion Feature - Convertible Notes	-	-	-	-	-	-	9,014,878	-	-	9,014,878
Issuance of Common Stock for Compensation	4	-	-	-	201,296	202	602,915	-	-	603,117
Issuance of Common Stock for Director Fees	-	-	-	-	49,500	49	99,941	-	-	99,990
Issuance of Common Stock for Services	-	-	-	-	132,971	132	225,296	-	-	225,428
Stock Cancellation	-	-	-	-	(24,210)	(25)	(117,806)	-	-	(117,831)
Reverse Stock Split round up shares	-	-	-	-	46,687	47	(47)	-	-	-
TCD Acquisition Clawback	-	-	-	-	(101,083)	(101)	(350,971)	-	-	(351,072)
Warrant Exercise	-	-	-	-	252,703	253	100,747	-	-	101,000
Debt Conversion - Common Stock	-	-	-	-	16,652,002	16,652	30,957,374	-	-	30,974,026
Stock issued for Cash	-	-	-	-	2,477,957	2,478	5,597,522	-	-	5,600,000
Stock issued for Assets	-	-	-	-	53,332	53	199,942	-	-	199,995
Stock Option Expense	-	-	-	-	-	-	2,527,982	-	-	2,527,982
Issue of warrants	-	-	-	-	-	-	889,276	-	-	889,276
Issuance of Stock for Non-Controlling Interest					200,000	200	199,800	-	(207,492)	(7,492)
Net Income Attributable to Non-Controlling Interest	-	-	-	-	-	-	-	-	279,609	279,609
Net Loss Attributable to Terra Tech Corp.	-	-	-	-	-	-	-	(39,753,486)	-	(39,753,486)
Balance at December 31, 2018	12	$-	-	$-	81,759,715	$81,759	$236,542,860	$(142,754,287)	$1,003,476	$94,873,808
________________

(1) Adjusted to reflect the 1 for 15 reverse stock split. See Note 15.

 The accompanying notes are an integral part of the consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Year Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(39,473,878)	$(33,182,807)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
(Gain) Loss on Fair Market Valuation of Derivatives	-	3,494,550
(Gain) Loss on Fair Market Valuation of Contingent Consideration	-	4,426,047
Loss on Joint Venture	662,222	-
Cancellation of Shares Issued	(117,835)	-
Loss on Extinguishment of Debt	-	7,144,288
Gain on Sale of Assets	(5,644,120)	-
Interest Expense	12,081,765	2,138,762
Interest income capitalized to notes receivable	(155,784)	(49,911)
Depreciation and Amortization	4,981,237	3,647,216
Stock Issued for Compensation	603,117	1,526,286
Stock Issued for Director Fees	99,991	221,973
Stock Issued for Services	225,429	1,284,562
Stock Option Compensation	2,527,982	692,971
Impairment of Property	77,556	138,037
Impairment of Intangibles	-	757,467
Gain on Settlement of Contingent Consideration	-	(4,991,571)
Warrants Issued with Common Stock and Debt	-	211,534
Changes in Operating Assets and Liabilities:
Accounts Receivable	(287,137)	(211,906)
Inventory	3,480,282	(3,736,910)
Prepaid Expenses and Other Current Assets	(73,083)	1,572,532
Other Assets	(321,247)	(3,999,489)
Accounts Payable and Accrued Expenses	1,456,732	3,662,710
Income Taxes Payable	-	(615,830)

NET CASH USED IN OPERATING ACTIVITIES	(19,876,772)	(15,869,489)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Paid for Acquisition, Net of Cash Acquired	-	(4,113,779)
Purchase of Equity Investments	(7,765,902)	-
Proceeds from sale of PP&E	5,644,120	-
Issuance of Note Receivable	-	(4,960,232)
Purchase of Property, Equipment and Leasehold Improvements	(14,409,226)	(6,194,438)

NET CASH USED IN INVESTING ACTIVITIES	(16,531,008)	(15,268,449)

 The accompanying notes are an integral part of the consolidated financial statements.

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Notes Payable	33,650,000		20,000,000
Cash Paid for debt discount	(1,195,410)		-
Debt Issuance Cost	-		(614,600)
Proceeds from Issuance of Common Stock, Warrants and Common Stock Subscribed	5,600,000		9,450,000
Proceeds from Exercise of Warrants	101,000		-
Payment of Contingent Consideration	-		(2,088,000)
Cash (Distribution) Contribution from Non-Controlling Interest	-		86,548

NET CASH PROVIDED BY FINANCING ACTIVITIES	38,155,590		26,833,948

NET CHANGE IN CASH	1,747,810		(4,303,990)
Cash at Beginning of Period	5,445,582		9,749,572

CASH AT END OF PERIOD	$7,193,392		$5,445,582

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash Paid for Interest	$-		$-
Cash Paid for Income Taxes	$-		$268,375

SUPPLEMENTAL DISCLOSURE FOR FINANCING ACTIVITIES:
Warrant Expense	$-		$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of Contingent Consideration	$-		$4,739,638
Issuance of Stock for Purchase of Non-Controlling Interest	$207,492		-
Purchase of Land and Building with a Mortgage	$6,500,000		4,500,000
Gain on Settlement of Contingent Consideration Recorded Against Additional Paid-In Capital	$-		$4,692,697
Fair Value of Debt Discount and Derivative Liability Recorded	$-		$13,073,400
Conversion of Dominion Debt & Adoption of ASU 2017-11	$34,697,363		$29,785,271
Fair Value of Shares Issued for Acquisition	$-		$2,726,146
Fair Value of Shares Issued for Production Operating Agreement	$-		$1,935,500
Fair Value of Shares Issued for Assets	$200,000		$-
Warrants Issued for Debt Discount	$817,537		$478,008
Conversion of Series B Preferred Stock to Common Stock	$-		$33,146
Share of Loss on Joint Venture	$662,222	$
Beneficial Conversion Feature	$9,014,875
Deposits Applied to the purchase of property	$3,500,000
Reclass of Non-Controlling Interest to Additional Paid-In Capital for the Acquisition of Additional Interest in Subsidiary	$-		$1,830,924
Claw Back of Escrow Shares From The Tech Center Drive Asset Acquisition	$351,072		$-

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

Terra Tech is a holding company with the following subsidiaries:

•	620 Dyer LLC, a California corporation (“Dyer”);
•	1815 Carnegie LLC, a California limited liability company (“Carnegie”);
•	Black Oak Gallery, a California corporation (“Black Oak”);
•	Blüm San Leandro, a California corporation (“Blüm San Leandro”);
•	Edible Garden Corp., a Nevada corporation (“Edible Garden”);
•	EG Transportation, LLC, a Nevada limited liability company (“EG Transportation”);
•	GrowOp Technology Ltd., a Nevada corporation (“GrowOp Technology”);
•	IVXX, Inc., a California corporation (“IVXX Inc.”; together with IVXX LLC, “IVXX”);
•	IVXX, LLC, a Nevada limited liability company (“IVXX LLC”);
•	MediFarm, LLC, a Nevada limited liability company (“MediFarm”);
•	MediFarm I, LLC, a Nevada limited liability company (“MediFarm I”);
•	MediFarm I Real Estate, LLC, a Nevada limited liability company (“MediFarm I RE”);
•	MediFarm II, LLC, a Nevada limited liability company (“MediFarm II”); and
•	MediFarm So Cal, Inc., a California corporation (“MediFarm SoCal”)
•	121 North Fourth Street, LLC, a Nevada limited liability company ("121 North Fourth")

The Company is a retail, production and cultivation company, with an emphasis on providing the highest quality of medical and adult use cannabis products. The Company grows organic antioxidant rich Superleaf rich lettuce and living herbs using classic Dutch hydroponic farming methods. We have licensed an exclusive patent on the Superleaf lettuce.

The Company has a presence in three states (California, Nevada and New Jersey), and currently has a concentrated cannabis interest in California and Nevada. All of the Company’s cannabis dispensaries operate under the name Blüm. The Company’s cannabis dispensaries in California operate as MediFarm SoCal in Santa Ana, Black Oak Gallery in Oakland and Blum San Leandro in San Leandro and offer a broad selection of medical and adult-use cannabis products including flowers, concentrates and edibles.

In Nevada, the Company has three dispensaries, two under MediFarm in Las Vegas and one under MediFarm I in Reno, which sell quality medical and adult use cannabis products. The Company jointly owns real property in Reno under MediFarm I RE, on which MediFarm I operates its dispensary.

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

Due to changes in planned operations of the MediFarm dispensaries, the Company acquired an additional 38.0% ownership for no additional consideration during August 2017. Previously, the Company owned 60.0%. As of December 31, 2017, the Company had 98.0% ownership of MediFarm. In connection with the ownership change the Company recorded a $1.83 million adjustment to additional paid in capital representing the change in non-controlling interest during 2017. In December 2018, we issued 200,000 shares of common stock with a fair value of $0.20 million to acquire the remaining 2.0% interest in MediFarm. MediFarm has received the necessary governmental approvals and permitting to operate medical marijuana and adult use cultivation, production, and/or dispensary facilities in Clark County, Nevada and a medical and adult use marijuana dispensary facility in the City of Las Vegas.

On September 13, 2017, MediFarm So Cal Inc. (“MediFarm So Cal”), a wholly-owned subsidiary of the Company acquired all assets of Tech Center Drive LLC (“Tech Center Drive”) and majority control of 55 OC Community Collective Inc. (“55 OC”). The acquisition of Tech Center Drive and 55 OC was accounted for in accordance with ASC 805-10, “Business Combinations.” 55 OC is a mutual benefit corporation which holds a cannabis license with the City of Santa Ana in the State of California. MediFarm So Cal manages the dispensary under the license of 55 OC. Control of 55 OC was obtained by the Company’s CEO and Treasurer holding two of the three Board seats of 55 OC and through the management contract held by MediFarm So Cal. The Company acquired inventory, property, equipment and leasehold improvements and a management service agreement which allows for Tech Center Drive to purchase the medical marijuana dispensary license of 55 OC. The acquisition was accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805-10, “Business Combinations”; see “Note 5 – Acquisition” for further information. MediFarm SoCal’s sole purpose is to operate a medical marijuana retail dispensary. On November 6, 2018, MediFarm So Cal Inc. was converted from a Nonprofit Mutual Benefit Corporation to a General Stock Corporation.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Securities Exchange Commission (“SEC”) Form 10-K and Regulation S-X and reflect the accounts and operations of the Company and those of our subsidiaries in which we have a controlling financial interest. In accordance with the provisions of FASB or ASC 810, “Consolidation”, we consolidate any variable interest entity (“VIE”), of which we are the primary beneficiary. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. We do not consolidate a VIE in which we have a majority ownership interest when we are not considered the primary beneficiary. We have determined that we are the primary beneficiary of a number of VIEs. We evaluate our relationships with all the VIEs on an ongoing basis to reassess if we continue to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 2018 and 2017, the consolidated results of operations and cash flows for the years ended December 31, 2018 and 2017 have been included.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not affect net loss, revenues and stockholders’ equity.

Trade and other Receivables

The Company extends non-interest bearing trade credit to its customers in the ordinary course of business which is not collateralized. Accounts receivable are shown on the face of the consolidated balance sheets, net of an allowance for doubtful accounts. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends, in determining the allowance for doubtful accounts. The Company does not accrue interest receivable on past due accounts receivable. There is a reserve for doubtful accounts of $0.33 million as December 31, 2018. There was no allowance recorded as of December 31, 2017.

Notes Receivable

The Company reviews all outstanding notes receivable for collectability as information becomes available pertaining to the Company’s inability to collect. An allowance for notes receivable is recorded for the likelihood of non-collectability. The Company accrues interest on notes receivable based net realizable value. There was no allowance at December 31, 2018 and 2017.

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

The Company reviews the goodwill allocated to each of our reporting units for possible impairment annually as of September 30 and whenever events or changes in circumstances indicate carrying amount may not be recoverable. When assessing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company performs a two-step impairment test. If the Company concludes otherwise, then no further action is taken. The Company also has the option to bypass the qualitative assessment and only perform a quantitative assessment, which is the first step of the two-step impairment test. In the two-step impairment test, the Company measures the recoverability of goodwill by comparing a reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. There were no events or changes in circumstances that indicated potential impairment of intangible assets during 2018 and 2017.

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

The table below summarizes the changes in the carrying amount of goodwill:

Goodwill
Balance at December 31, 2016	$28,921,260
2017 Acquisitions	-
Balance at December 31, 2017	28,921,260
2018 Acquisitions	-
Measurement Period Adjustment	6,251,248
Balance at December 31, 2018	$35,172,508

Intangible Assets

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

Customer Relationships	3 to 5 Years
Trademarks	2 to 8 Years
Dispensary Licenses	14 Years
Patent	2 Years
Management Service Agreement	15 Years

In the fourth quarter of 2018, the Company reduced the estimated useful life of its customer relationships to better reflect the expected benefit period. The change in estimated useful life has been accounted for as a change in accounting estimate. The reduction in the useful life increased loss from operations and net loss by approximately $1.58 million for the year ended December 31, 2018.

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

Other Assets

Other assets are comprised primarily of deposits for the purchase of real property and security deposits for leased properties in California, Nevada and New Jersey. The deposits for the purchase of real property are reclassified to Property and Equipment once the purchase is final.

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

Revenue Recognition and Performance Obligations

During the year ended December 31, 2017 the Company recognized revenue in accordance with ASC 605, “Revenue Recognition”. Revenue was considered realized or realizable and earned when all of the following criteria were met: (1) persuasive evidence of an arrangement exists, (2) the sales price is fixed or determinable, (3) collectability is reasonably assured, and (4) products have been shipped and the customer has taken ownership and assumed risk of loss.

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

Cannabis Dispensary, Cultivation and Production

The Company recognizes revenue from manufacturing and distribution product sales when our customers obtain control of our products. Revenue from our retail dispensaries is recorded at the time customers take possession of the product. Revenue from our retail dispensaries is recognized net of discounts, promotional adjustments and returns. We collect taxes on certain revenue transactions to be remitted to governmental authorities, which may include sales, excise and local taxes. These taxes are not included in the transaction price and are, therefore, excluded from revenue. Upon purchase, the Company has no further performance obligations and collection is assured as sales are paid for at time of purchase.

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

Advertising Expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.” Advertising expenses recognized totaled $1.44 million and $1.21 million the years ended December 31, 2018 and 2017, respectively.

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

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”. The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. At December 31, 2018 and 2017, such net operating losses were offset entirely by a valuation allowance.

The Company recognizes uncertain tax positions based on a benefit recognition model. Provided that the tax position is deemed more likely than not of being sustained, the Company recognizes the largest amount of tax benefit that is greater than 50.0% likely of being ultimately realized upon settlement. The tax position is derecognized when it is no longer more likely than not of being sustained. The Company classifies income tax related interest and penalties as interest expense and selling, general and administrative expense, respectively, on the consolidated statements of operations.

In December 2017, the Tax Cuts and Jobs Act (TJCA or the Act) was enacted, which significantly changes U.S. tax law. In accordance with ASC 740, “Income Taxes”, the Company is required to account for the new requirements in the period that includes the date of enactment. The Act reduced the overall corporate income tax rate to 21.0%, created a territorial tax system (with a one-time mandatory transition tax on previously deferred foreign earnings), broadened the tax base and allowed for the immediate capital expensing of certain qualified property.

Loss Per Common Share

In accordance with the provisions of ASC 260, “Earnings Per Share”, net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the years ended December 31, 2018 and 2017. Therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for all years.

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

Investments

Investments in unconsolidated affiliates are accounted for under the cost or the equity method of accounting, as appropriate. The Company accounts for investments in limited partnerships or limited liability corporations, whereby the Company owns a minimum of 5.0% of the investee’s outstanding voting stock, under the equity method of accounting. These investments are recorded at the amount of the Company’s investment and adjusted each period for the Company’s share of the investee’s income or loss, and dividends paid. As investments accounted for under the cost method do not have readily determinable fair values, the Company only estimates fair value if there are identified events or changes in circumstances that could have a significant adverse effect on the investment’s fair value.

Assets Held for Sale

Assets held for sales represent furniture, equipment, and leasehold improvements less accumulated depreciation as well as any other assets that are held for sale in conjunction with the sale of a business. The Company records assets held for sale in accordance with ASC 360, “Property, Plant, and Equipment,” at the lower of carrying value or fair value less costs to sell. Fair value is based on the estimated proceeds from the sale of the facility utilizing recent purchase offers or comparable market data. Our estimate as to the fair value is regularly reviewed and subject to changes in the commercial real estate markets and our continuing evaluation as to the facility’s acceptable sale price. The reclassification takes place when the assets are available for immediate sale and the sale is highly probable. These conditions are usually met from the date on which a letter of intent or agreement to sell is ready for signing.

Recently Adopted Accounting Standards

FASB ASU No. 2014-09 (Topic 606), “Revenue from Contracts with Customers” – In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. The Company adopted ASC Topic 606, “Revenue from Contracts with Customers”, effective January 1, 2018 using the modified retrospective method. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations. The Company did not restate prior period information for the effects of the new standard, nor did the Company adjust the opening balance of its accumulated deficit to account for the implementation of the new requirements of this standard.

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

FASB ASU 2017-11,”Earnings Per Share, Distinguishing Liabilities from Equity, Derivatives and Hedging – (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” – Issued in July 2017, the amendments in ASU 2017-11 are intended to reduce the complexity associated with accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, a down round feature would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be considered "not indexed to an entity's own stock" and therefore accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. Down round features are most often found in warrants and conversion options embedded in debt or preferred equity instruments. In addition, the guidance re-characterized the indefinite deferral of certain provisions on distinguishing liabilities from equity to a scope exception with no accounting effect. This guidance becomes effective January 1, 2019 and early adoption is permitted. The Company adopted 2017-11 in December 2018 and applied the new standard as of January 1, 2018. As a result of adoption of the new standard, previously recognized derivative liabilities for conversion options and warrants with down-round features were reclassified to equity as of January 1, 2018. Additionally, the Company adjusted the loss on extinguishment of debt and the income statement impact of the derivative mark-to-market adjustments for the first three quarters of 2018. The January 1, 2018 cumulative-effect adjustment to the Company’s financial position was as follows:

	As Reported	Cumulative Effect Adjustment	Adjusted
Derivative Liabilities	$(9,331,400)	$9,331,400	$-
Additional Paid-In Capital	181,357,715	(5,238,296)	176,119,419
Accumulated Deficit	(105,548,602)	(2,547,801)	(108,096,403)
Debt Discount	4,790,601	(1,545,303)	3,245,298

FASB ASU 2018-15 "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." – Issued in August 2018, this guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company elected to early adopt this guidance in the fourth quarter of 2018. The adoption of ASU 2018-15 did not have a material impact on our financial position, results of operations, cash flows and related disclosures.

Recently Issued Accounting Standards

FASB ASU No. 2018-18, “Clarifying the Interaction between Topic 808 and Topic 606” – Issued in November 2018, ASU 2018-18 provides guidance on whether certain transactions between collaborative arrangement participants should be accounted for within revenue under Topic 606 in order to provide for better comparability among entities. The guidance clarifies which transactions should be accounted for as revenue under Topic 606 and provides unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 regarding distinct goods or services. The guidance also specifies that transactions with a collaborative arrangement not directly related to sales to third parties may not be presented together with revenue recognized under Topic 606. The guidance will be effective for the Company on January 1, 2020, including interim periods, and must be applied retrospectively to January 1, 2018, the date in which the Company adopted Topic 606. An entity may apply the guidance to either all contracts or to only contracts that are not completed as of the date of the initial application of Topic 606. The Company is evaluating the effects the adoption of the new guidance will have on the its results of operations, financial position, cash flows and disclosures.

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

FASB ASU No. 2018-07 (Topic 718), “Compensation—Stock Compensation: Improvements to Nonemployee Share- Based Payment Accounting” – Issued in June 2018, ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606. The new standard will be effective for the Company on January 1, 2019. Adoption of this guidance will not have a material impact on the Company’s consolidated financial condition or results of operations.

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

FASB ASU No. 2016-02 (Topic 842), “Leases” – Issued in February 2016, ASU No. 2016-02 established ASC Topic 842, Leases, as amended by subsequent ASUs on the topic, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to apply a two-method approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. Lessees are required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. Lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. The accounting applied by the lessor is largely unchanged from that applied under the existing lease standard. We will be required to record a right-of-use asset and lease liability equal to the present value of the remaining minimum lease payments and will continue to recognize expense on a straight-line basis upon adoption of this standard. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued an update ASU 2018-11 Leases: Targeted Improvements, which provides companies with an additional transition option that would permit the application of ASU 2016-02 as of the adoption date rather than to all periods presented. We plan to utilize this transition option when we adopt this standard on January 1, 2019 and plan to elect to use the transition practical expedients package available to us under this new standard. As a result of adoption of this standard, the Company will record a right-of-use asset and lease liability of approximately $9.29 million on January 1, 2019.

NOTE 3 – CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in several financial institutions that are insured by either the Federal Deposit Insurance Corporation or the National Credit Union Association up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations and it maintains significant cash on hand at certain of its locations. The Company has not historically experienced any material loss from carrying cash on hand. The amount in excess of insured limitations was $4.83 million and $2.97 million as of December 31, 2018 and 2017, respectively.

The Company provides credit in the normal course of business to customers located throughout the U.S. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. There were no customers that comprised more than 10.0% of the Company’s revenue for the year ended December 31, 2018 and 2017.

The Company sources cannabis products for retail, cultivation and production from various vendors. However, as a result of the new regulations in the State of California, the Company’s California retail, cultivation and production operations must use vendors licensed by the State effective January 1, 2018. As a result, we are dependent upon the licensed vendors in California to supply products as of that date. If the Company is unable to enter into a relationship with sufficient members of properly licensed vendors, the Company's sales may be impacted. During the year ended December 31, 2018 and 2017, we did not have any concentration of vendors for inventory purchases. However, this may change depending on the number of vendors who receive appropriate licenses to operate in the State of California.

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

The aggregate carrying values of the VIEs’ assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows:

	December 31,	December 31,
	2018	2017
Current Assets:
Cash	$893,866	$409,029
Accounts Receivable, Net	28,207	232,230
Inventory	556,301	232,231
Prepaid Expenses and Other Current Assets	8,165	302,186
Total Current Assets	1,486,539	1,175,676
Property, Equipment and Leasehold Improvements, Net	1,799,417	1,965,103

TOTAL ASSETS	$3,285,956	$3,140,779

Current Liabilities:
Accounts Payable and Accrued Expenses	342,136	419,853

TOTAL LIABILITIES	$342,136	$419,853

NOTE 5 – ACQUISITIONS.

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

As consideration for entering into the Asset Purchase Agreement, the Company paid $4.12 million in cash, issued 633,348 shares of the Company’s common stock with a value of $2.10 million on the closing date and issued 192,758 shares of the Company’s common stock with a value of $0.64 million into an escrow account. The shares held in escrow were to be paid six months after the acquisition date subject to any amounts to be withheld related to working capital adjustments. As a result of the working capital adjustments, the Company withheld and cancelled 101,083 shares with an approximate value of $0.35 million in March 2018.

On November 6, 2018, MediFarm So Cal Inc. was converted from a Nonprofit Mutual Benefit Corporation to a General Stock Corporation. During the third quarter of 2018, the Company recorded a $6.30 million adjustment to reflect the fair value of the management services agreement. The adjustment resulted in an increase to goodwill, a decrease in other intangible assets and a $0.43 million decrease in amortization expense. The measurement period was closed during the third quarter of 2018. The following table summarizes the fair value of the assets at the date of acquisition:

Assets Acquired
Inventory	$113,779
Property, Equipment and Leasehold Improvements:
Furniture and Equipment	52,829
Leasehold Improvements	46,737
Security Deposits	5,000
Management Service Agreement	370,332
Goodwill	6,258,260
Total Assets Acquired	$6,846,937

The supplemental pro forma information, as if the TCD acquisition had occurred on January 1, 2017, is as follows:

2017

Revenues	$38,208,172

Net Loss Attributable to Terra Tech Corp.	$(33,472,729)
Net Loss per Common Share Attributable to Terra Tech Corp. Common Stockholders - Basic and Diluted	$(0.73)

The supplemental pro forma information above is based on estimates and assumptions that we believe are reasonable. The pro forma information presented is not necessarily indicative of the consolidated results of operations in future periods or the results that would have been realized had the acquisition occurred on January 1, 2017. The supplemental pro forma results above exclude any benefits that may result from the acquisition due to synergies that are expected to be derived from the elimination of any duplicative costs.

NOTE 6 – INVESTMENTS IN UNCONSOLIDATED AFFILIATES

NuLeaf

On October 26, 2017, the Company entered into joint venture agreements with NuLeaf Sparks Cultivation, LLC and NuLeaf Reno Production, LLC (collectively “NuLeaf”) to build and operate cultivation and production facilities for our IVXX brand of cannabis products in Nevada. The agreements were subject to approval by the State of Nevada, the City of Sparks and the City of Reno in Nevada. Under the terms of the agreements, the Company remitted to NuLeaf an upfront investment of $4.50 million in the form of convertible loans bearing an interest rate of 6.0% per annum. On June 28, 2018, the Company received approval from the State of Nevada. The remaining required approvals from local authorities were received in July 2018. As a result, the notes receivable balance was converted into a 50.0% ownership interest in NuLeaf. The investment in NuLeaf was recorded at cost and accounted for using the equity method. As of December 31, 2018, the $7.81 million investment in NuLeaf was recorded in other investments on the consolidated balance sheet. For the year ended December 31, 2018, the Company recorded $0.66 million loss in earnings in the consolidated statement of operations.

Hydrofarm

On August 28, 2018, the Company entered into a Subscription Agreement with Hydrofarm Holdings Group, Inc. (“Hydrofarm”), one of the leading independent providers of hydroponic products in North America, pursuant to which the Company agreed to purchase from Hydrofarm and Hydrofarm agreed to sell to the Company 2,000,000 Units, each Unit consisting of one share of common stock and one warrant to purchase one-half of a share of common stock for an initial exercise price of $5.00 per share, for $2.50 per Unit for an aggregate purchase price of $5.00 million. The investment in Hydrofarm was recorded at cost and is included in other assets on the consolidated balance sheet as of December 31, 2018.

If applicable, the fact that the fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value and the investor does not estimate fair value under either because (1) it is not practicable to estimate fair value or (2) the investor is exempt from estimating fair value. If applicable, the fact that the fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value and the investor does not estimate fair value under either because (1) it is not practicable to estimate fair value or (2) the investor is exempt from estimating fair value.

NOTE 7 – INVENTORY

Raw materials and work-in-progress consists of cultivation materials and live plants for Edible Garden’s herb product lines. Finished goods consists of cannabis products sold in retail and Edible Garden’s herb product lines.

Inventory as of December 31, 2018 and 2017 consists of the following:

	December 31,
	2018	2017

Raw Materials	$1,213,289	$1,450,273
Work-in-Progress	881,932	1,016,596
Finished Goods	1,202,745	3,293,150
Inventory Reserve	(1,018,229)
Total Inventory	$2,279,737	$5,760,019

NOTE 8 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment, and leasehold improvements, net consists of the following:

	December 31,
	2018	2017

Land and Building	$22,401,014	$9,047,201
Furniture and Equipment	3,652,044	3,553,587
Computer Hardware and Software	531,119	486,176
Leasehold Improvements	8,524,930	9,316,665
Construction in Progress	12,288,468	1,204,547

Subtotal	47,397,575	23,608,176
Less Accumulated Depreciation	(5,807,078)	(4,416,560)
Less Assets Held for Sale	(7,451,408)	0

Property, Equipment and Leasehold Improvements, Net	$34,139,089	$19,191,616

Depreciation expense related to property, equipment and leasehold improvements for the years ended December 31, 2018 and 2017 was $2.00 million and $1.93 million, respectively.

During the third quarter of 2017, the Company recorded an impairment charge for land held in Nevada. In accordance with the guidance for the impairment of long-lived assets, the Company evaluated the property for recovery and recorded an impairment charge of $0.14 million to adjust the carrying value of the property to our estimate of fair value. The impairment charge was recorded in other expense in our consolidated statement of operations.

Assets Divested

On July 6, 2018, MediFarm LLC, a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Exhale Brands Nevada III, LLC (the “Purchaser”) pursuant to which the Company agreed to sell and the Purchaser agreed to purchase substantially all of the assets of the Company related to the Company’s dispensary located at 1921 Western Ave., Las Vegas, NV 89102 (“Western”). The total consideration was $6.25 million in cash plus the value of the inventory on the closing date. The transaction closed on October 22, 2018 upon receiving approval from the Nevada Department of Taxation.

Management has concluded that the Western asset purchase agreement does not meet the definition of the sale of a business. Therefore, the relevant guidance is ASC 610-20 “Other Income.” The Company recognized a gain upon sale of the assets equal to the difference between the consideration paid and the book value of the assets as of the disposition date, less direct costs to sell.

The following table summarizes the transaction:

Total Consideration	$6,408,239
Inventory	159,161
Prepaid Expenses	9,645
Property & Equipment	597,253
Total Asset Book Value	766,059
Transaction Costs	412,500
Gain on Sale	$5,229,680

Assets and Liabilities Held-for-Sale

During the fourth quarter of 2018, we began actively marketing the real estate held at Carnegie, Santa Ana; therefore $7.45 million of property, plant and equipment assets and $4.50 million of mortgage liabilities have been classified as held-for-sale, as they met the criteria for such classification at December 31, 2018.

NOTE 9 – INTANGIBLE ASSETS, NET

Intangible assets as of December 31, 2018 and 2017:

		December 31, 2018				December 31, 2017
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Amortizing Intangible Assets:
Customer Relationships	3 to 5	$8,072,400	$(3,596,562)	$4,475,838	$8,072,400	$(1,345,191)	$6,727,209
Trademarks and Patent	2 to 8	195,520	(116,552)	78,968	195,520	(77,448)	118,072
Dispensary Licenses	14	10,270,000	(1,984,632)	8,285,368	10,270,000	(1,283,751)	8,986,249
Management Service Agreement	15	370,332	(31,891)	338,441	6,621,580	-	6,621,580

Total Amortizing Intangible Assets		18,908,252	(5,729,638)	13,178,614	25,159,500	(2,706,390)	22,453,110

Non-Amortizing Intangible Assets:
Trade Name	Indefinite	5,320,000	-	5,320,000	5,320,000	-	5,320,000

Total Non-Amortizing Intangible Assets		5,320,000	-	5,320,000	5,320,000	-	5,320,000

Total Intangible Assets, Net		$24,228,252	$(5,729,638)	$18,498,614	$30,479,500	$(2,706,390)	$27,773,110

In the fourth quarter of 2018, the Company reduced the estimated useful life of its customer relationships to better reflect the expected benefit period. The change in estimated useful life has been accounted for as a change in accounting estimate. The reduction in the useful life increased loss from operations and net loss by approximately $1.58 million for the year ended December 31, 2018.

During the fourth quarter of 2017, the Company recorded an impairment charge for intangible assets related to customer relationships and trademarks and patents held by Edible Garden Corp. The impairment charge of $0.75 million was recorded in other expense in our consolidated statement of operations.

The Company recorded amortization expense of $1.47 million and $1.72 million for the years ended December 31, 2018 and 2017, respectively.

Based solely on the amortizable intangible assets recorded at December 31, 2018, the Company estimates amortization expense for the next five years to be as follows:

	Year Ending December 31,
	2019	2020	2021	2022	2023 and thereafter	Total
Amortization expense	$1,452,361	$1,452,361	$1,414,017	$1,413,257	$8,996,850	$14,728,846

Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes.

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2018	2017

Accounts Payable	$2,576,166	$2,308,844
Sales & Local Tax Payable	567,886	545,398
Accrued Payroll	2,553,186	-
Accrued Expenses	1,204,204	2,590,468

Total Accounts Payable and Accrued Expenses	$6,901,442	$5,444,710

NOTE 11 – NOTES PAYABLE

Notes payable consists of the following:

	December 31,	December 31,
	2018	2017
Senior convertible promissory note dated August 21, 2017, issued to accredited investors, which matures February 21, 2019 and bears interest at a rate of 12.0% per annum. The conversion price is $4.50, subject to adjustment. The balance of the note and accrued interest was converted into common stock in January 2018.	$-	$1,400,000

Senior convertible promissory note dated December 26, 2017, issued to accredited investors, which matures June 26, 2019 and bears interest at a rate of 12.0% per annum. The conversion price is $4.50, subject to adjustment. The balance of the note and accrued interest was converted into common stock in January 2018.	-	5,500,000

Promissory note dated November 22, 2017, issued for the purchase of real property. Matures December 1, 2020, with an option to extend the maturity date 1 year. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter up to 13.5%. In the event of default, the note is convertible at the holder's option.	4,500,000	4,500,000

Promissory note dated January 18, 2018, issued for the purchase of real property. The promissory note is collateralized by the land and building purchased and matures February 1, 2021, with an option to extend the maturity date 1 year. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter up to 13.0%. The full principle balance and accrued interest are due at maturity. In the event of default, the note is convertible at the holder's option.	6,500,000	-

Senior convertible promissory note dated July 25, 2018, issued to accredited investors under the 2018 Master Securities Purchase and Convertible Promissory Notes Agreement, which matures January 25, 2020 and bears interest at a rate of 7.5% per annum. The conversion price is $4.50, subject to adjustment.	150,000	-

Senior convertible promissory note dated September 6, 2018, issued to accredited investors under the 2018 Master Securities Purchase and Convertible Promissory Notes Agreement, which matures March 7, 2020 and bears interest at a rate of 7.5% per annum. The conversion price is $4.50, subject to adjustment.	1,200,000	-

Promissory note dated October 5, 2018 , issued for the purchase of real property. Matures October 5, 2021. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter up to 13.5%. In the event of default, the note is convertible at the holder's option.	1,600,000	-

Securities Purchase Agreement dated December 3, 2018, issued to accredited investors, which matures June 3, 2020 and bears interest at a rate of 3.0% per annum. The conversion price is 5.0% discount to the average of the three (3) lowest VWAPs in the five (5) trading days prior to the conversion date.	7,000,000	-

Long-Term Debt	$20,950,000	$11,400,000
Less: Debt Discount	(2,638,000)	(4,791,000)
Net Long Term Debt	$18,312,000	$6,609,000

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt are as follows:

	Year Ending December 31,
	2019	2020	2021	2022	2023 and thereafter	Total
Total Debt	$-	$12,850,000	$8,100,000	$-	$-	$20,950,000

Promissory Notes

On November 22, 2017, the Company entered into a $4.50 million promissory note for the purchase of land and a building in California with a third-party creditor. The promissory note is collateralized by the land and building purchased and matures in December 1, 2020. The interest rate for the first year is 12.0% and increases 0.5% per year through 2020. Payments of interest only are due monthly. The full principle balance and accrued interest are due at maturity.

On October 5, 2018, the Company entered into a $1.60 million promissory note for the purchase of a building in Nevada with a third-party creditor. The promissory note is collateralized by the building purchased and matures in October 5, 2021. The interest rate for the first year is 12.0% and increases 0.5% per year through 2020. Payments of interest only are due monthly. The full principle balance and accrued interest are due at maturity.

On January 18, 2018, the Company entered into a $6.50 million promissory note for the purchase of land and a building in California with a third-party creditor. As part of the closing of the purchase of land, the Company issued warrants with a value of approximately $0.16 million and paid a cash fee of $0.20 million. The warrants and cash fee were recorded as a debt discount. The unamortized balance of such discount as of December 31, 2018 was $0.25 million. The interest rate for the first year is 12.0% and increases 0.5% per year, up to 13.0%, through 2021. Payments of interest only are due monthly. The full principle balance and accrued interest are due at maturity.

2017 Master Securities Purchase Agreement and Convertible Promissory Notes

The Company has a Securities Purchase Agreement with an accredited investor pursuant to which the Company sells to the accredited investor Senior Convertible Promissory Notes. During the year ended December 31, 2017, the Company issued five 12.0% convertible notes for an aggregate value of $20.00 million due at various dates through June 2019. Of the $20.00 convertible notes issued during 2017, the Company converted $13.10 million and $6.90 million of the convertible notes into shares of the Company’s common stock during the years ended December 31, 2017 and 2018, respectively. The Company paid $0.60 million in cash and issued approximately $0.56 million of warrants in connection with the notes. The cash fee and warrants issued were recorded as a debt discount.

2018 Master Securities Purchase Agreement and Convertible Promissory Notes

In March 2018, the Company entered into the 2018 Master Securities Purchase Agreement with an accredited investor pursuant to which the Company sells to the accredited investor 7.5% Senior Convertible Promissory Notes in eight tranches averaging $5.00 million, for a total of $40.00 million. The Company converted $18.70 million of convertible notes into the Company’s common stock during the year ended December 31, 2018. As of December 31, 2018, $8.35 million of principle remains outstanding. The Company paid $0.67 million in cash and issued warrants with a total fair value of approximately $0.54 million. The cash fee and warrants issued were recorded as a debt discount. For each note issued under the Master Securities Purchase Agreement, the principal and interest due and owed under the note is convertible into shares of Common Stock at any time at the election of the holder at a conversion price per share equal to the lower of (i) the original conversion price as defined in each note issuance or (ii) 85.0% of the lowest daily volume weighted average price of the Common Stock in the fifteen (15) trading days prior to the conversion date (“Conversion Price”), which Conversion Price is subject to adjustment for (i) stock splits, stock dividends, combinations, or similar events and (ii) full ratchet anti-dilution protection. Upon certain events of default, the conversion price will automatically become 70.0% of the average of the three (3) lowest volume weighted average prices of the Common Stock in the twenty (20) consecutive trading days prior to the conversion date for so long as such event of default remains in effect.

In addition, at any time that (i) the daily volume weighted average price of the Common Stock for the prior ten (10) consecutive trading days is $10.50 or more and (ii) the average daily trading value of the Common Stock is greater than $2.50 million for the prior ten (10) consecutive trading days, then the Company may demand, upon one (1) days’ notice, that the holder convert the notes at the Conversion Price.

The Company may prepay in cash any portion of the outstanding principal amount of the notes and any accrued and unpaid interest by, upon ten (10) days’ written notice to the holder, paying an amount equal to (i) 110.0% of the sum of the then-outstanding principal amount of the notes plus accrued but unpaid interest, if the prepayment date is within 90 days of the issuance date of the notes; (ii) 115.0% of the sum of the then-outstanding principal amount of Note A plus accrued but unpaid interest, if the prepayment date is between 91 days and 180 days of the issuance date of the notes; or (iii) 125.0% of the sum of the then-outstanding principal amount of the notes plus accrued but unpaid interest, if the prepayment date is after 180 days of the issuance date of the notes.

Conversion of Notes Payable and Related Loss on Extinguishment of Debt

During the years ended December 31, 2018 and 2017, the Company converted debt and accrued interest into 16,652,002 and 8,284,283 shares of the Company’s common stock, respectively.

The table below details the conversion of the notes payable into equity and the loss on extinguishment of debt for the years ended December 31, 2017. As a result of adoption of ASU 2017-11, the Company did not record a loss on extinguishment of debt during 2018:

For the Year Ended
December 31, 2017
Fair market value of common stock issued upon conversion	$29,785,271
Principal amount of debt converted	(19,314,324)
Accrued interest converted	(635,401)
Fair value of derivative at conversion date	(14,223,550)
Debt discount value at conversion date	11,532,292
Loss on extinguishment of debt	$7,144,288

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

One-Year Anniversary	Probability	Revenue-Based	Probability-
Date Revenue	Payment	Amounts	Weighted

$3,200,000	0.00%	$800,000	$–
$2,000,000	0.50%	$200,000	1,000
$1,599,999	99.50%	$–	–
Fair Value of Expected Earn-out Payment		1,000
Discount Rate			25%
Payments			$0
Present Value Factor at 20% Discount Rate for 12 Months			0.9457
Present Value of Contingent Consideration			$946

Black Oak Gallery

In the acquisition of Black Oak, the Company valued the Holdback Consideration and the Performance-Based Cash Consideration (collectively, the “Black Oak Contingent Consideration”), based on an analysis using a cash flow model to determine the expected contingent consideration payment, which model determined that the aggregate expected contingent consideration liability was $15.31 million and the present value of the contingent consideration liability was $12.75 million. Accordingly, the Company recognized at April 1, 2016, the closing date of the Black Oak merger, a $12.75 million contingent consideration liability associated with the Black Oak Contingent Consideration paid pursuant to the Merger Agreement.

In determining the likelihood of payouts related to the Black Oak Contingent Consideration, the probabilities for various scenarios (e.g., a 75.0% probability that the maximum amount of Black Oak Contingent Consideration will be payable), as well as the discount rate used in the Company’s calculations were based on internal projections, all of which were vetted by the Company’s senior management.

Holdback Consideration

The Holdback Consideration is comprised of (i) the market-based clawback amount (the “Market-Based Clawback Amount”) and (ii) the performance-based clawback amount (the “Performance-Based Clawback Amount”). The Holdback Consideration, which is comprised of shares of our preferred stock, was issued on April 1, 2016, the closing date of the Black Oak merger.

The Market-Based Clawback Amount was determined as follows:

a)

If the Terra Tech Common Stock 30-day VWAP on the one-year anniversary date of the Merger Agreement exceeds the Terra Tech Closing Price, the Market-Based Clawback Amount shall mean the number of shares of Terra Tech Common Stock equal to (i) (A) $4.91 million divided by (B) the Terra Tech Closing Price, less (ii) (A) $4.91 million divided by (B) the Terra Tech Common Stock 30-day VWAP on such date.

b)

If the Terra Tech Common Stock 30-day VWAP on the one-year anniversary date of the Merger Agreement is less than or equal to the Terra Tech Closing Price, the Market-Based Clawback Amount shall be zero shares.

In no event will the Market-Based Clawback Amount exceed 50.0% of the Holdback Consideration.

The Performance-Based Clawback Amount was determined as follows:

a)	The “Lower Threshold” means an amount equal to $11.98 million, and the “Upper Threshold” means an amount equal to $16.67 million.

b)

If Black Oak’s operating revenues for the 12-month period following the closing date of the Black Oak merger (the “Year 1 Revenue”) is less than the Lower Threshold, then the Performance-Based Clawback Amount will be the number of shares obtained from a quotient, (A) the numerator of which is equal to the sum of (1) $4.91 million, plus (2) the product of 1.5 multiplied by the difference between the Lower Threshold and the Year 1 Revenue, and (B) the denominator of which is the Terra Tech common stock 30-day VWAP as of the one-year anniversary date of the closing of the Black Oak merger.

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

Performance-Based Cash Consideration

Pursuant to the Merger Agreement, the Group B Shareholders were entitled to receive cash consideration of up to approximately $2,088,000 to be paid on approximately the one-year anniversary date of the closing of the Black Oak merger, based on performance around revenue:

Year 1 Revenue	$16,666,666
Less:	12,000,000

$4,666,666
0.44742864

Performance-Based Cash Payment	$2,088,000

Changes in the fair market valuation of the contingent consideration are recognized in the consolidated statements of operations. During the year ended December 31, 2017, the loss on fair market valuation of contingent consideration was $4.43 million.

On April 1, 2017, the anniversary date of the acquisition and the settlement date of the contingent consideration, the final contingent consideration was approximately $16.50 million. A summary of the changes in the contingent consideration as well as the detail is below:

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

During April 2017, in final settlement of the contingent consideration, the Company issued approximately $4.70 million in shares of its common stock, or common stock equivalent of approximately 1.21 million shares of its common stock and made a cash payment of approximately $2.10 million. A summary is as follows:

Contingent Consideration Balance at March 31, 2017	$16,434,620

Change in Fair Market Valuation of Contingent Consideration	77,286
Payment of Contingent Consideration in Cash	(2,088,000)
Settlement of Contingent Consideration	(4,739,638)
Settlement of Contingent Consideration Recorded Against Additional Paid-In Capital	(4,692,697)
Gain on Settlement of Contingent Consideration	(4,991,571)

Contingent Consideration December 31, 2017 and Thereafter	$-

Pursuant to the terms of the contingent consideration as outlined in the Merger Agreement, the Company was required to release from escrow shares worth approximately $14.40 million. Of those shares, 1.21 million shares, with a value of $4.79 million, were issued in final settlement of the Market-Based Contingent Consideration, and approximately 2.28 million shares were additionally clawed-back. The Market-Based Clawback associated with common stock equivalent of approximately 2.34 million shares were clawed-back pursuant to the appreciation of the quoted price of the Company’s stock underlying the market-based component of the contingent consideration. An additional common stock equivalent of approximately 2.28 million shares, with a value of $9.68 million, were clawed-back pursuant to disputes between the sellers of Black Oak and the Company with respect to certain operational and performance goals that would have impacted the appreciation of the quoted price of the Company’s common stock underlying the market-based component of the contingent consideration and, in effect, increasing the number of clawback shares. The Company applied the guidance of ASC 470-50-40-2, to account for the additional $9.68 million worth of shares that were clawed back. For the years ended December 31, 2017, the Company recognized a gain on settlement of contingent consideration of $4.99 million. The balance attributable to related parties was recorded in additional paid in capital.

See “Note 13 – Fair Value Measurements” for further information.

NOTE 13 – FAIR VALUE MEASUREMENTS

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of the dates indicated. As of December 31, 2018, the Company did not hold any financial assets or liabilities measured at fair value on a recurring basis. This was due to adoption of ASU 2017-11, which resulted in the reclassification of conversion feature derivative liabilities to equity as of January 1, 2018:

	Fair Value at December 31,	Fair Value Measurement Using
Description	2017	Level 1	Level 2	Level 3

Derivative Liabilities – Conversion Feature	$9,331,400	$-	$-	$9,331,400

	$9,331,400	$-	$-	$9,331,400

The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Balance at December 31, 2016	$6,987,000

Change in Fair Market Value of Conversion Feature	3,494,550
Derivative Debt Converted into Equity	(14,223,550)
Issuance of Debt Instruments with Derivatives	13,073,400

Balance at December 31, 2017	$9,331,400

Reclassification of Derivative Liabilities to Equity	(9,331,400)

Balance at December 31, 2018	$-

The following table presents a reconciliation of the Black Oak Contingent Consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Roll forward of derivative liabilities - Contingent Consideration

Balance at December 31, 2016	$12,085,859

Change in Fair Market Valuation of Contingent Consideration	4,426,047
Payment of Contingent Consideration in Cash	(2,088,000)
Settlement of Contingent Consideration	(4,739,638)
Settlement of Contingent Consideration Recorded Against Additional Paid-In Capital	(4,692,697)
Gain on Settlement of Contingent Consideration	(4,991,571)

Balance at December 31, 2017 and Thereafter	$-

Due to our adoption of ASU 2017-11, the Company did not have any derivative liabilities as of December 31, 2018. The Company estimated the fair value of the derivative liabilities as of December 31, 2017 using the Black-Scholes-Merton option pricing model using the following assumptions:

December 31,
2017

Stock Price	$2.25 - $5.85
Conversion and Exercise Price	$1.80 - $6.60
Annual Dividend Yield	-
Expected Life (Years)	0.46 - 3.42
Risk-Free Interest Rate	1.04% - 2.50%
Expected Volatility	43.80% - 123.56%

Volatility is based on historical volatility of our common stock. Historical volatility was computed using weekly pricing observations for our common stock that correspond to the expected term. This method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants and conversion features.

No financial assets were measured on a recurring basis as of December 31, 2018 and 2017.

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

Non-financial assets, such as property, equipment and leasehold improvements, goodwill, and intangible assets, are required to be measured at fair value only when an impairment loss is recognized. See “Note 8 - Property, Equipment and Leasehold Improvements, Net” for further information on impairment of fixed assets. See “Note 9 – Intangible Assets, Net” for further information on impairment of intangible assets.

NOTE 14 – TAX EXPENSE

The (benefit) expense for income taxes consists of the following:

	Year Ended December 31,
	2018	2017
Current:	$-	$-
Federal	-	(343,943)
State	-	(3,512)
	-	(347,455)
Deferred:
Federal	-	-
State	-	-
	-	-

Total (Benefit) Expense for Income Taxes	$-	$(347,455)

The reconciliation between the Company’s effective tax rate and the statutory tax rate is as follows:

	Year Ended December 31,
	2018	2017
Expected Income Tax Benefit at Statutory Tax Rate, Net	$(6,847,005)	$(13,456,000)
Non-Deductible Items	-	-
Warrants Expense	-	871,000
Derivatives Expense	-	4,104,000
Amortization	641,747	-
Amortization of Debt Discount	335,878	-
IRC 280E Adjustment	1,565,957	-
Net Operating Losses	-	-
Impairment of Property and Intangibles	-	365,000
Other	68,792	1,033,545
Change in Valuation Allowance	4,234,631	6,735,000

Reported Income (Benefit) Tax Expense	$-	$(347,455)

The components of deferred income tax assets and (liabilities) are as follows:

	Year Ended December 31,
	2018	2017
Deferred Income Tax Assets:
Options expense	$1,018,000	$-
Allowance for Doubtful Accounts	33,000	-
Net Operating Losses	13,409,000	8,023,000

	14,460,000	8,023,000
Deferred Income Tax Liabilities:
Depreciation	(829,000)	(850,000)

Total	13,631,000	7,173,000

Valuation Allowance	(13,631,000)	(7,173,000)

Net Deferred Tax	$-	$-

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law, making significant changes to taxation of U.S. business entities. The Tax Act reduced the U.S. corporate income tax rate from 35% to 21%, provided for accelerated deductions for capital asset additions, imposed limitations on certain tax deductions (e.g., meals & entertainment, executive compensation, interest, etc.), eliminated the corporate alternative minimum tax, and included numerous other provisions.

In connection with the Tax Act, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to provide guidance to companies that had not completed their accounting for the income tax effects of the Tax Act. Under SAB 118, companies were permitted to record provisional amounts to the extent reasonable estimates could be made. Additionally, upon obtaining, preparing, or analyzing additional information (including computations), companies were permitted to record additional tax effects and adjustments to previously recorded provisional amounts within one year from the enactment date of the Tax Act.

As of December 31, 2017, the Company had recorded a provisional income tax benefit of $3.30 million, which was primarily associated with the remeasurement of certain deferred tax liabilities in the U.S. from 35.0% to 21.0%. As of December 31, 2017, a full valuation allowance was recorded against all net deferred tax assets, as these assets are more likely than not to be unrealized. As of December 31, 2018, the Company completed its accounting for the income tax effects of the Tax Act and concluded that no adjustment to the provisional estimate was required.

For the years ended December 31, 2018 and 2017, the Company had subsidiaries that produced and sold cannabis or cannabis pure concentrates, subjecting the Company to the limits of Internal Revenue Code (“IRC”) Section 280E. Pursuant to IRC Section 280E, the Company is allowed only to deduct expenses directly related to sales of product. The State of California does not conform to IRC Section 280E and, accordingly the Company is allowed to deduct all operating expenses on its California income tax returns. As the Company files consolidated federal income tax returns, the taxable income generated from its subsidiaries subject to IRC Section 280E has been offset by losses generated by operations not subject to IRC Section 280E. During 2017, Company amended income tax returns of Black Oak for the periods prior to acquisition, which resulted in a net tax refund in 2017. Permanent tax differences include ordinary and necessary business expenses deemed by the Company as non-allowable deductions under IRC Section 280E; non-deductible expenses for interest, derivatives and warrant expense related to debt financings and non-deductible losses related to various acquisitions.

As of December 31, 2018, and 2017, the Company had net operating loss carryforwards of approximately $42.78 million and $26.33 million, respectively, which, if unused, will expire beginning in the year 2034. These tax attributes are subject to an annual limitation from equity shifts, which constitute a change of ownership as defined under IRC Section 382, which will limit their utilization. The Company assessed the effect of these limitations and did not believe the losses through December 31, 2017 to be substantially limited. The Company has not completed a study through December 31, 2018 to assess whether an ownership change under Section 382 of the Code has occurred during 2018, due to the costs and complexities associated with such a study. The Company may have experienced various ownership changes, as defined by the Code, as a result of financing transactions. Accordingly, the Company's ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, the Company may not be able to take full advantage of these carryforwards for federal or state income tax purposes.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred through the period ended December 31, 2018. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of December 31, 2018, a valuation allowance of has been recorded against all net deferred tax assets as these assets are more likely than not to be unrealized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. All tax years are subject to examination.

NOTE 15 – EQUITY

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

The Company authorized 50.00 million shares of preferred stock with $0.001 par value per share. The Company designated 100 shares of preferred stock as “Series A Preferred Stock,” of which there were 12 and 8 shares of Series A Preferred Stock outstanding as of December 31, 2018 and 2017, respectively. Series A Preferred Stock is convertible on a one-for-one basis into common stock and has all of the voting rights of the Company’s common stock.

The Company designated 41.00 million shares of preferred stock as “Series B Preferred Stock,”. Each share of Series B Preferred Stock: (i) is entitled to 100 votes for each share of common stock into which a share of Series B Preferred Stock is convertible and (ii) is convertible, at the option of the holder, on a 1-for-5.38 basis, into shares of the Company’s common stock. During the year ended December 31, 2017, all Series B Preferred Stock were converted to common stock.

Common Stock

The Company authorized 990.00 million shares of common stock with $0.001 par value per share. As of December 31, 2018 and 2017, 81.76 million and 61.82 million shares of common stock were issued and outstanding, respectively.

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

NOTE 16 – STOCK-BASED COMPENSATION

Equity Incentive Plans

In the first quarter of 2016, the Company adopted the 2016 Equity Incentive Plan. In the fourth quarter of 2018, the Company adopted the 2018 Equity Incentive Plan. The following table contains information about both plans as of December 31, 2018:

	Awards Reserved for Issuance	Awards Issued	Awards Available for Grant

2016 Equity Incentive Plan	2,000,000	1,541,064	458,936
2018 Equity Incentive Plan	6,600,000	5,100,000	1,500,000

Stock Options

The following table summarizes the Company’s stock option activity and related information for the year ended December 31, 2018 and 2017:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options

Options Outstanding as of January 1, 2017	446,667	$1.35

Options Granted	731,065	$2.68
Options Exercised	-	$-
Options Forfeited	-	$-
Options Expired	-	$-
Options Outstanding as of December 31, 2017	1,177,732	$2.17

Options Granted	6,911,667	$1.56
Options Exercised	-	$-
Options Forfeited	(436,668)	$2.36
Options Expired	-	$-

Options Outstanding as of December 31, 2018	7,652,731	$1.61	9.6 years	$-
Options Exercisable as of December 31, 2018	1,870,039	$1.92	9.1 years	$-

The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price of $0.56 on December 31, 2018 and the exercise price of options, multiplied by the number of options. As of December 31, 2018, there was $7,967,114 total unrecognized stock-based compensation. Such costs are expected to be recognized over a weighted-average period of approximately 2.75 years.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following weighted-average assumptions were used to calculate stock-based compensation:

	Year Ended December 31,
	2018	2017
Expected term (years)	6 Years	5 Years
Volatility	113.2-128.0%	117.3-120.9%
Risk-Free Interest Rate	2.5-2.9%	2.0-2.4%
Dividend Yield	0%	0%

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

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted grants of common stock to employees, directors and non-employee consultants in the consolidated statement of operations which are included in selling, general and administrative expenses:

	For the Year Ended
	December 31, 2018		December 31, 2017
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense	Number of Shares or Options Granted	Stock-Based Compensation Expense
Stock Options	6,911,667	$2,527,982	731,065	$692,971

Stock Grants:
Employees (Common Stock)	201,296	603,117	158,867	490,880
Employees (Series B Preferred Stock)	0	0	40,000	1,035,406
Directors (Common Stock)	49,500	99,990	81,061	221,973
Non–Employee Consultants (Common Stock)	132,971	225,428	389,374	1,284,562

Total Stock–Based Compensation Expense		$3,456,517		$3,725,792

NOTE 17 – WARRANTS

The following table summarizes warrant activity for the years ended December 31, 2018 and 2017:

	Shares	Weighted-Average Exercise Price

Warrants Outstanding as of January 1, 2017	1,055,761	$2.85
Warrants Exercised	-	$-
Warrants Granted	214,915	$2.79
Warrants Expired	(79,309)	$3.34
Warrants Outstanding as of December 31, 2017	1,191,367	$2.85
Warrants Exercised	(339,275)	$1.96
Warrants Granted	420,093	$2.67
Warrants Expired	(218,933)	$1.17
Warrants Outstanding as of December 31, 2018	1,053,252	$4.28

The weighted-average exercise price and weighted-average fair value of the warrants granted by the Company are as follows:

	For the Year Ended
	December 31, 2018		December 31, 2017
	Weighted-Average Exercise Price	Weighted-Average Fair Value	Weighted-Average Exercise Price	Weighted-Average Fair Value

Warrants Granted Whose Exercise Price Exceeded Fair Value at the Date of Grant	$2.37	$1.61	$-	$-
Warrants Granted Whose Exercise Price Was Equal or Lower Than Fair Value at the Date of Grant	$3.95	$4.53	$2.79	$3.20

For the warrants issued in 2018 and 2017 the Company valued the warrants utilizing the Black-Scholes option-pricing model with the following weighted-average inputs:

	Year Ended December 31,
	2018	2017
Stock Price on Date of Grant	$2.63	$4.15
Exercise Price	$2.67	$2.79
Volatility	115.7%	126.1%
Term	5-Years	5-Years
Risk-Free Interest Rate	2.7%	1.9%
Expected Dividend Rate	0%	0%

Warrant expense of $0 and $0.21 million was recorded during the years ended December 31, 2018 and 2017, respectively. For the year ended December 31, 2018, $0.73 million of warrants were issued in connection with debt and recorded as a debt discount.

NOTE 18 –COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain business facilities under operating lease agreements that specify minimum rentals. Many of these have renewal provisions. The Company’s net rent expense for the years ended December 31, 2018 and 2017 was $2.05 million and $1.38 million, respectively.

Future minimum lease payments under non-cancelable operating leases having an initial or remaining term of more than one year are as follows:

Scheduled
Year Ending December 31	Payments

2019	$1,850,593
2020	1,716,997
2021	1,667,166
2022	1,645,435
2023	1,665,780
2024 and Thereafter	6,496,092
Total Future Minimum Lease Payments	$15,042,063

California Operating Licenses

Effective January 1, 2018 the State of California allowed for adult use cannabis sales. California’s cannabis licensing system is being implemented in two phases. First, beginning January 1, 2018, temporary permits were to be issued and the state anticipated issuing annual licenses by May of 2018. Licensees were eligible for several 90 days extensions to their temporary licenses. Throughout 2018 Terra Tech subsidiaries operated compliantly and were eligible for all of the extensions. As of March 2019, the State of California has yet to issue annual permits. The Company has received a temporary license for each local jurisdiction in which it has active operations and temporary licenses have been issued through the second quarter of 2019. The temporary permits may be extended for an additional period of time. The Company has submitted its applications for the annual permits to the state. Although the Company believes it will receive the necessary licenses from the state to conduct its business in a timely fashion, the state has already exceeded the anticipated time by which it would have issued all annual licenses, and there is no guarantee the State will not continue to extend the temporaries or that the Company will be able to do so and any failure to do so may have a negative effect on its business and results of operations.

NOTE 19 – SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

No longer required

NOTE 20 – SEGMENT INFORMATION

During 2018, the Company acquired additional real property and determined that a previously insignificant operating segment “Real Estate and Construction” is now significant and is a reportable segment requiring disclosure in accordance with ASC 280. Prior period information below has been revised to conform to current period presentation. We are now organized into three reportable segments:

•	Herbs and Produce Products – Includes herbs and leafy greens that are grown using classic Dutch hydroponic farming methods.

•	Cannabis Dispensary, Cultivation and Production – Includes cannabis-focused retail, cultivation and production.

•	Real Estate and Construction – Includes building ownership where cannabis dispensary and/or cultivation operations are currently in development.

Our segment net revenue and contributions to consolidated net revenue for each of the last two fiscal years were as follows:

	Total Revenue		% of Total Revenue
	Year Ended December 31,		Year Ended December 31,
	2018	2017	2018	2017

Herbs and Produce Products	$5,585,447	$5,701,233	17.8%	15.9%
Cannabis Dispensary, Cultivation and Production	25,978,118	30,031,046	82.9%	83.9%
Real Estate	62,574	-	0.2%	-%
Other and Eliminations	(292,521)	68,565	(0.9)%	0.2%

Total	$31,333,618	$35,800,844	100.0%	100.0%

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

Real Estate

We own real property in Nevada on which we plan to build a medical and adult use marijuana dispensary. Additionally, we own properties in California that are in various stages of construction for medical marijuana and adult use cultivation and production facilities and dispensaries.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Total asset amounts at December 31, 2018 and 2017 excludes intercompany receivable balances eliminated in consolidation.

	For the Year Ended December 31, 2018
	Herbs and Produce Products	Cannabis Dispensary, Cultivation and Production	Real Estate	Eliminations and Other	Total

Total Revenues	$5,585,447	$25,978,118	$62,574	$(292,521)	$31,333,618
Cost of Goods Sold	4,232,875	14,091,651	-	575,564	18,900,090

Gross Profit	1,352,572	11,886,467	62,574	(868,085)	12,433,528

Depreciation & Amortization	522,669	4,272,592	31,061	232,468	5,058,790
Stock-Based Compensation	-	-	-	603,117	603,117
Selling, General and Administrative Expenses (All Other)	3,682,386	15,221,640	984,845	17,753,596	37,642,467

Loss from Operations	(2,852,483)	(7,607,765)	(953,332)	(19,457,266)	(30,870,846)

Other Income (Expense):
Impairment of Property	(77,556)	-	-	-	(77,556)
Impairment of Intangible Assets	-	-	-	-	-
Loss on Extinguishment of Debt	-	-	-	-	-
Loss from Derivatives Issued with Debt Greater Than Debt Carrying Value	-	-	-	-	-
Gain (Loss) on Fair Market Valuation of Derivatives	-	-	-	-	-
Interest Expense, Net	-	(524,271)	(793,690)	(11,774,973)	(13,092,934)
Share of Loss in Joint Venture	-	-	-	(662,222)	(662,222)
Gain on Sale of Assets	-	-	-	5,229,680	5,229,680
Gain on Settlement of Contingent Consideration	-	-	-	-	-
Gain (Loss) on Fair Market Valuation of Contingent Consideration	-	-	-	-	-
Gain on Sale of Assets	-	-	-	-	-

Total Other Income (Expense)	(77,556)	(524,271)	(793,690)	(7,207,515)	(8,603,032)

Loss Before Provision for Income Taxes	$(2,930,039)	$(8,132,036)	$(1,747,022)	$(26,664,781)	$(39,473,878)

Total Assets at December 31, 2018	$15,109,512	$78,307,074	$15,109,512	$22,494,829	$131,020,927

Capital Expenditures	$1,036,566	$8,062,552	$13,229,942	$3,079,650	$25,408,710

	For the Year Ended December 31, 2017
	Herbs and Produce Products	Cannabis Dispensary, Cultivation and Production	Real Estate	Eliminations and Other	Total

Total Revenues	$5,701,233	$30,031,046	68,565	$-	$35,800,844
Cost of Goods Sold	5,211,658	25,112,113	-	-	30,323,771

Gross Profit	489,575	4,918,933	68,565	-	5,477,073

Selling, General and Administrative Expenses	3,123,037	10,843,210	334,813	11,056,031	25,357,091

Loss from Operations	(2,633,462)	(5,924,277)	(266,248)	(11,056,031)	(19,880,018)

Other Income (Expense):
Amortization of Debt Discount	-	-	-	(2,138,762)	(2,138,762)
(Loss) Gain on Extinguishment of Debt	(18)	187	30	(7,144,487)	(7,144,288)
Loss on Fair Market Valuation of Derivatives	-	-	-	(3,494,550)	(3,494,550)
Interest (Expense) Income	-	110	1	(542,775)	(542,664)
Impairment of Property	-	-	-	(138,037)	(138,037)
Impairment of Intangibles	(757,467)	-	-	-	(757,467)
Loss from Derivatives Issued with Debt Greater than Debt Carrying Value	-	-	-	-	-
Gain on Settlement of Contingent Consideration	-	4,991,571	-	-	4,991,571
Loss on Fair Market Valuation of Contingent Consideration	-	(4,426,047)	-	-	(4,426,047)
Share of Loss in Joint Venture	-	-	-	-	-
Gain on Sale of Assets	-	-	-	-	-

Total Other Income (Expense)	(757,485)	565,821	31	(13,458,611)	(13,650,244)

Loss Before Provision for Income Taxes	$(3,390,947)	$(5,358,456)	$(266,217)	$(24,514,642)	$(33,530,262)

Total Assets at December 31, 2017	$5,847,286	$69,844,546	$1,791,889	$20,704,078	$98,187,799

Note that in 2018, Herbs & Produce revenue and cost of goods sold each include $1.11 million of intercompany transactions that were eliminated within the consolidation. As of December 31, 2018, total assets associated with the Other & Eliminations segment included $8.48 million of investments in unconsolidated affiliates accounted for under the equity method of accounting.

NOTE 21 – LITIGATION AND CLAIMS

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for the Company’s financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there were no matters that required an accrual as of December 31, 2018 nor were there any asserted or unasserted material claims for which material losses are reasonably possible.

On April 11, 2018, the Company filed a lawsuit in the United States District Court, Central District of California against Kenneth Vande Vrede, Michael Vande Vrede, Steven Vande Vrede, Daniel Vande Vrede, Greda Vande Vrede, Beverly Willekes, Brian Vande Vrede, Gro-Rite, Inc. (“Gro-Rite”) and Naturally Beautiful Plant Products, LLC (“Naturally Beautiful”) alleging breach of contract, breach of fiduciary duties, conversion, fraud, breach of covenant of good faith and fair dealing, misappropriation of trade secrets, and conspiracy related to, among other things, the Share Exchange Agreement, dated as of April 24, 2013 among the Company, the Company’s wholly-owned subsidiary, Edible Garden Corp. (“Edible Garden”), and the individual defendants (the “Share Exchange Agreement”). The Company is seeking monetary damages, including attorneys’ fees and expenses, return of shares of the Company’s common stock issued to the individual defendants under the Share Exchange Agreement, return of stock options issued to the individual defendants, and return of the Company’s intellectual property. As of February 25, 2019, the Court has dismissed all defendants except for Kenneth Vande Vrede based on the other defendants’ lack of contacts with the State of California. The Company intends to appeal this decision and still seeks monetary damages, including attorneys’ fees and expenses, return of shares of the Company’s common stock issued to the individual defendants under the Share Exchange Agreement, return of stock options issued to the individual defendants, and return of the Company’s intellectual property in this case and in other cases discussed herein.

On April 10, 2018, Gro-Rite, Naturally Beautiful and Whitetown Realty (“Whitetown Realty” and collectively, the “Whitetown Realty Plaintiffs”) filed a lawsuit in the Superior Court of New Jersey Law Division, Morris County against the Company and Edible Garden alleging, among other things, that Edible Garden owes certain amounts to Gro-Rite under a Marketing and Distribution Agreement between Edible Garden and Gro-Rite, dated May 7, 2013, and Naturally Beautiful under a Marketing and Distribution Agreement between Edible Garden and Naturally Beautiful, dated May 13, 2013 (collectively, the “Marketing and Distribution Agreements”), and that Edible Garden owes certain amounts to Whitetown Realty under the Lease between Whitetown Realty and Edible Garden, dated January 1, 2015 (the “Lease”). The Whitetown Realty Plaintiffs are seeking, among other things, compensatory damages for the amounts claimed are owed and attorneys’ fees and costs. The Company disputes that Edible Garden owes any payments under the Marketing and Distribution Agreements or the Lease and intends to vigorously defend itself. Accordingly, on May 18, 2018, the company and Edible Garden filed an answer denying the allegations of the plaintiffs. In that same pleading, Edible Garden filed a counterclaim against Naturally Beautiful and Gro-Rite asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, trademark infringement/unfair competition, and tortious interference with contractual relations. Edible Garden also filed a third-party complaint against previously unidentified defendants John Doe Entities 1-10 and John Doe Individuals 1-10 arising from the wrongful misappropriation and pirating of electricity from the Edible Garden facility located at 283 Route 519, Belvidere, New Jersey. That third-party complaint alleges claims for unjust enrichment, tortious interference with contractual relations and conversion. On June 8, 2018, Edible Garden filed an amended counterclaim adding a count for conversion against Naturally Beautiful and Gro-Rite. On June 12, 2018, Edible Garden Corp. filed an amended third-party complaint adding Gerda Vande Vrede as a named third-party defendant. On June 13, 2018, Gro-Rite and Naturally Beautiful filed an answer to Edible Garden’s amended counterclaim and Gerda Vande Vrede filed an answer to Edible Garden’s amended third-party complaint denying the allegations asserted against them. No counterclaims, crossclaims or fourth party complaints were filed on behalf of Gerda Vande Vrede, Naturally Beautiful or Gro-Rite.

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

On April 11, 2018, Kenneth Vande Vrede, Michael Vande Vrede and Steven Vande Vrede (collectively, the “Vande Vrede Brothers”) filed a lawsuit in the Superior Court of New Jersey Law Division, Warren County against the Company and Edible Garden alleging, among other things, that the Company and Edible Garden improperly suspended the Vande Vrede Brothers from their positions with the Company and Edible Garden. The Vande Vrede Brothers were seeking, among other things, a declaratory judgment that they did not violate their fiduciary duties owed to the Company or Edible Garden and reinstating the Vande Vrede Brothers to their status with the Company and Edible Garden prior to their suspensions and attorneys’ fees and costs. The original complaint in this matter was never served, and on June 12, 2018, the Vande Vrede Brothers, and now David Vande Vrede, Daniel Vande Vrede, Beverly Willekes, and Whitetown Realty filed an amended complaint against Terra Tech, Edible Garden, Derek Peterson, Michael James, and Michael Nahass. The Company filed a pre-answer motion to dismiss the amended complaint, arguing that any of the plaintiffs’ claims that relate to the Share Exchange Agreement, belong in the already existing lawsuit in California, and any of the plaintiffs’ claims that relate to the lease, belong in the already existing lawsuits in New Jersey. The Company disputes the Vande Vredes’ allegations in the lawsuit and intends to vigorously defend itself. On September 19, 2018, the Superior Court of New Jersey, Warren County denied the Company’s pre-answer motion to dismiss without prejudice and transferred the matter to Morris County to be consolidated with the other two matters already pending in Morris County, and the Company renewed its pre-answer motion to dismiss in Morris County.  On December 17, 2018, the Superior Court of New Jersey, Morris County denied the Company’s motion to dismiss.  On January 22, 2019, the Company filed its answer and asserted counterclaims for breach of contract, breach of fiduciary duty, conversion, fraud, misappropriation of trade secrets, and conspiracy in Superior Court of New Jersey, Morris County against the Vande Vredes.   We are awaiting the answer to the Company’s counterclaims.

On February 28, 2019, the court held a case management conference for all the three consolidated matters in Morris County and set a discovery end date of October 15, 2019.

On September 15, 2017, through our wholly-owned subsidiary, IVXX, Inc., we filed a lawsuit against Callow Distribution, LLC, a California limited liability company controlled by David Weidenbach, in the Superior Court of the State of California, County of Orange. In the Complaint for Breach of Contract, Conversion, and Injunctive Relief, we requested that the Court award to us, among other things, damages according to proof, attorneys’ fees, and costs of suit. On December 3, 2018, we appeared for trial and provided sufficient evidence to the Court to prove our case in full to its satisfaction. The judge ruled from the bench in our favor. We then prepared the form of Judgment, which the Court entered on December 10, 2018, and made publicly available on December 13, 2018. The judgment in our favor and against Callow Distribution, LLC is in the amount of $0.95 million. We intend to pursue our post-judgment collection rights vigorously, although there is no assurance as to the timing of collection and the amount that we will collect.

On November 21, 2018, Heidi Loeb Hegerich, Forever Green NV, and Forever Young Investments, L.L.C. filed a lawsuit against the Company, certain of its subsidiaries and affiliates, and certain unrelated parties in the Second Judicial District of the County of Washoe, State of Nevada, alleging, among other things, breach of fiduciary duty, breach of contract, and fraud, and seeking monetary damages and equitable relief. On February 26, 2019, the parties entered into a settlement agreement pursuant to which the plaintiffs agreed to settle and dismiss the lawsuit with prejudice. See “Note 23 – Subsequent Events” for further discussion.

NOTE 22 – RELATED PARTY TRANSACTIONS

Except as described below, during the past fiscal year, there have been no transactions, whether directly or indirectly, between the Company and any of its respective officers, directors, beneficial owners of more than 5% of our outstanding Common Stock or their family members, that exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last completed fiscal year.

The Company leases the land in Belvidere, New Jersey, on which Edible Garden’s greenhouse structure is situated. The land is being leased from Whitetown Realty, LLC, an entity in which David Vande Vrede and Greda Vande Vrede own interests. David Vande Vrede and Greda Vande Vrede are the parents of one our former directors, Kenneth Vande Vrede. The lease commenced on January 1, 2015 and expires December 31, 2029. The current monthly lease amount is $14,859 and increases 1.5% each calendar year. Kenneth Vande Vrede was terminated in April 2018.

Pursuant to an Independent Director Agreement dated June 1, 2017 by and between us and Steven J. Ross, we agreed to pay Mr. Ross $10,000 per month for a period of one year. We also issued to Mr. Ross an aggregate of 72,727 restricted shares of Common Stock, of which all of the shares vested on the date of appointment.

Pursuant to an Independent Director Agreement dated July 31, 2018 by and between us and Steven J. Ross, we agreed to pay Mr. Ross $8,333 per month for a period of one year. We also issued to Mr. Ross an aggregate of 24,750 restricted shares of Common Stock, of which all of the shares vested on the date of appointment.

Pursuant to an Independent Director Agreement dated November 15, 2017 by and between us and Alan Gladstone, we agreed to pay Mr. Gladstone $6,250 per month for a period of one year. We also issued to Mr. Gladstone an aggregate of 29,167 shares of the Company’s stock options, to be fully vested on the date of appointment.

Pursuant to an Independent Director Agreement dated July 31, 2018 by and between us and Alan Gladstone, we agreed to pay Mr. Ross $8,333 per month for a period of one year. We also issued to Mr. Gladstone an aggregate of 24,750 restricted shares of Common Stock, of which all of the shares vested on the date of appointment.

NOTE 23 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date of the filing of this Annual Report on Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2018, and the events which occurred subsequent to December 31, 2018 but were not recognized in the financial statements. The company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements except as below and except as discussed below.

Subsequent to the balance sheet date, the Company converted $6.25 million of convertible notes and $0.10 million of interest into 12.13 million shares of the Company’s common stock.

Subsequent to the balance sheet date, the Company issued 1,272,231 shares of common stock for $0.80 million in cash in settlement of put notices pursuant to the Investor Agreement dated November 28, 2016 with an accredited investor.

On March 12, 2019, the Company issued a 7.5% Senior Convertible Promissory Note, due September 12, 2020, in the principal amount of $5.00 million to an accredited investor pursuant to the 2018 Securities Purchase Agreement. The Note accrues interest at a rate of 7.5% per annum, payable on the Maturity Date or upon any conversion, prepayment, event of default or other acceleration of payment under the Note.

On March 6, 2019, Terra Tech Corp. (the “Company”) granted ten-year options to employees, pursuant to which the such individuals are entitled to exercise options to purchase an aggregate of up to 0.29 million shares of Common Stock. These options have an exercise price of $0.84 per share and vest immediately.

On March 4, 2019, the Company issued a Promissory Note (the “Note”) in the principal amount of $1.0 million to an accredited investor. The Note is due on the earlier of (i) April 4, 2019 or (ii) the closing of a financing with gross proceeds equal to or greater than $1.0 million (the “Maturity Date”). The Note accrues interest at a rate of 1.5% per month, payable on the Maturity Date or prepayment of the Note, with 30-days of interest guaranteed. The note was paid in full during March 2019.

On February 26, 2019, the Company issued entered into a Securities Purchase Agreement (the “SPA”) with Forever Green NV (“Forever Green”) and Forever Young Investments, L.L.C. (“Forever Young”) pursuant to which the Company purchased Forever Green’s 50% membership interest in MediFarm I LLC (“MediFarm I”), Forever Green’s 15% membership interest in MediFarm II, LLC (“MediFarm II”), and Forever Young’s 50% membership interest in MediFarm I Real Estate, LLC (“MediFarm I RE”) for aggregate consideration of $6.30 million. MediFarm I owns the Company’s Blüm dispensary located at 1085 S. Virginia St. Suite A, Reno, NV 89502, and MediFarm I RE owns the building which houses the dispensary. Closing of the SPA is subject to the approval of the Nevada Department of Taxation, which the Company expects to receive in approximately 60-90 days. Following closing, the Company will own 100% of MediFarm I, 100% of MediFarm RE and 70% of MediFarm II.

Also on February 26, 2019, the Company, MediFarm I, MediFarm II, MediFarm I RE and other parties (collectively, the “Terra Tech Parties”) entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Heidi Loeb Hegerich, Forever Green and Forever Young (collectively, the “Loeb Parties”) pursuant to which the Terra Tech Parties and the Loeb Parties agreed to settle and dismiss with prejudice the lawsuit filed by the Loeb Parties against the Terra Tech Parties in the Second Judicial District of the County of Washoe, State of Nevada, Case Number CV-18-02322 on November 21, 2018 (the “Lawsuit”). Entering into the Settlement Agreement is not an admission or acknowledgement of liability or responsibility on the part of the Company in connection with the Lawsuit. The only material relationship between the Company and Ms. Hegerich, Forever Green and Forever Young, other than in respect of the SPA and the Settlement Agreement, was their membership in MediFarm I, MediFarm II and MediFarm I RE.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA TECH CORP.

Date: March 15, 2019	By:	/s/ Derek Peterson
Derek Peterson
Chief Executive Officer and Chairman of the Board

50

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Derek Peterson and Michael James, and each of them, as his true and lawful attorney-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K of Terra Tech Corp. for the fiscal year ended December 31, 2018, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, grant unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Power of Attorney has been signed by the following persons in the capacities and on the dates stated.

Date: March 15, 2019	By:	/s/ Derek Peterson
Derek Peterson
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: March 15, 2019	By:	/s/ Michael A. Nahass
Michael A. Nahass
President, Chief Operating Officer, Secretary, Treasurer, and Director

Date: March 15, 2019	By:	/s/ Steven J. Ross
Steven J. Ross
Director

Date: March 15, 2019	By:	/s/ Alan Gladstone
Alan Gladstone
Director

Date: March 15, 2019	By:	/s/ Michael James
Michael James
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

51