Form 10-Q
period 2019-03-31
Terra Tech Corp.
filed 2019-05-09
CIK 1451512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

As of April 30, 2019, there were 103,168,106 shares of common stock outstanding, 12 shares of Series A Preferred Stock, convertible at any time into 12 shares of common stock, 0 shares of Series B Preferred Stock, 1,052,615 shares of common stock issuable upon the exercise of all of our outstanding warrants and 2,560,555 shares of common stock issuable upon the exercise of all vested options.

TERRA TECH CORP.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED MARCH 31, 2019

TERRA TECH CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for Shares)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS

Current Assets:
Cash	$5,807	$7,193
Accounts Receivable	1,862	1,247
Inventory	4,505	2,280
Assets Held for Sale	7,509	7,501
Prepaid Expenses and Other Current Assets	923	741

Total Current Assets	20,606	18,963

Property, Equipment and Leasehold Improvements, Net	46,432	34,139
Intangible Assets, Net	25,708	18,466
Goodwill	35,973	35,173
Other Assets	11,115	897
Other Investments	5,300	12,451

TOTAL ASSETS	$145,133	$120,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current Liabilities:
Accounts Payable and Accrued Expenses	$9,222	$6,901

Total Current Liabilities	9,222	6,901

Long-Term Liabilities:
Long-Term Debt, Net of Discounts	13,031	18,313
Long-Term Lease Liabilities	7,786	-
Total Long-Term Liabilities	20,817	18,313

Total Liabilities	30,039	25,214

STOCKHOLDERS’ EQUITY:
Preferred Stock, Convertible Series A, Par Value 0.001: 100 Shares Authorized as of March 31, 2019 and December 31, 2018; 12 Shares Issued and Outstanding as of March 31, 2019 and December 31, 2018	-	-
Preferred Stock, Convertible Series B, Par Value 0.001: 41,000,000 Shares Authorized as of March 31, 2019 and December 31, 2018; 0 Shares Issued and Outstanding as of March 31, 2019 and December 31, 2018	-	-
Common Stock, Par Value 0.001: 990,000,000 Shares Authorized as of March 31, 2019 and December 31, 2018; 100,648,444 and 81,759,415 Shares Issued and Outstanding as of March 31, 2019 and December 31, 2018, respectively (1)	101	82
Additional Paid-In Capital (1)	253,066	236,543
Accumulated Deficit	(147,442)	(142,754)

Total Terra Tech Corp. Stockholders’ Equity	105,725	93,870
Non-Controlling Interest	9,369	1,003

Total Stockholders’ Equity	115,094	94,874

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$145,133	$120,088

(1) Adjusted to reflect the one-for-15 reverse stock split. See "Note 1 – Description of Business.”

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except for Shares & Per-Share info)

	Three Months Ended March 31,
	2019	2018

Total Revenues	$7,358	$8,615
Cost of Goods Sold	3,354	5,494

Gross Profit	4,004	3,122

Selling, General and Administrative Expenses	11,515	10,292

Loss from Operations	(7,511)	(7,171)

Other Income (Expense):
Interest Expense, Net	(2,928)	(4,926)
Other Income/Loss	48	-
Share of Gain / (Loss) in Joint Venture	5,599	-

Total Other Income (Expense)	2,719	(4,926)

Net Loss	(4,792)	(12,097)
Net Income (Loss) Attributable to Non-Controlling Interest	277	79

NET LOSS ATTRIBUTABLE TO TERRA TECH CORP.	$(5,069)	$(12,175)

Net Loss Per Common Share Attributable to Terra Tech Corp. Common Stockholders – Basic and Diluted (1)	$(0.05)	$(0.19)

Weighted-Average Number of Common Shares Outstanding – Basic and Diluted (1)	93,710,004	64,711,660

(1) Adjusted to reflect the one-for-15 reverse stock split. See "Note 1 – Description of Business."

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,792)	$(12,097)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Cancellation of shares issued	(58)	(118)
Interest Expense	2,928	4,926
Interest Income Accreted	-	(68)
Depreciation and Amortization	1,565	1,533
Operating Lease Expense	562	-
Stock Issued for Compensation	315	288
Stock Issued for Services	23	17
Stock Option Expense	1,282	474
Gain on Revaluation of Equity Interests	(5,597)	-
Other Noncash Gains	-	(175)
Changes in Operating Assets and Liabilities:	-	-
Accounts Receivable	(615)	237
Inventory	(1,251)	988
Prepaid Expenses and Other Current Assets	(102)	(865)
Other Assets	(221)	(203)
Accounts Payable and Accrued Expenses	742	(604)
Payments on Operating Lease Liabilities	(497)	-

NET CASH USED IN OPERATING ACTIVITIES	(5,715)	(5,667)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of Note Receivable	-	(886)
Purchase of Property, Equipment and Leasehold Improvements	(2,547)	(4,682)
Purchase of Equity investment	(402)	-
Cash from Acquisition of Joint Venture Entities	127	-

NET CASH USED IN INVESTING ACTIVITIES	(2,822)	(5,568)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Notes Payable	6,000	10,000
Payments of Debt Principal	(1,000)	-
Cash Paid for Debt Discount	(150)	(495)
Proceeds from Issuance of Common Stock	2,300	750
Proceeds from Exercise of Warrants	-	51
Cash (Distribution) Contribution from Non-Controlling Interest	-	(6)

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,150	10,300

NET CHANGE IN CASH	(1,387)	(935)
NET CHANGE IN CASH CLASSIFIED WITHIN CURRENT ASSETS HELD FOR SALE	-	-
Cash at Beginning of Period	7,193	5,446

CASH AT END OF PERIOD	$5,807	$4,511

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash Paid for Interest	$50	$312

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Financing Fees in Accounts Payable	$25	$-
Purchase of Land and Building with a Mortgage	$-	$6,500
Claw Back of Escrow Shares	$-	$351
Warrants Issued in Conjunction with Debt	$163	$466
Stock Issued for Assets	$-	$100
Conversion of Dominion Debt	$7,750	$9,400
Deposits Applied to the Purchase of Property	$-	$3,500
Beneficial Conversion Feature Recorded as Debt Discount	$4,662	$3,811
Consolidation of Joint Venture Net Assets	$11,957	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (1)
(in thousands, except for Shares)

	Preferred Stock
	Convertible Series A		Convertible Series B		Common Stock		Additional Paid-In	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance at December 31, 2017	8	$-	-	$-	61,818,560	$62	$181,358	$(105,549)	$931	$76,802
Opening Balance Sheet Adjustment - ASU 2017-11	-	-	-	-	-	-	5,238	2,548	-	7,786
Beneficial Conversion Feature - Convertible Notes	-	-	-	-	-	-	3,811	-	-	3,811
Issuance of Common Stock for Compensation	4	-	-	-	81,506	0	288	-	-	288
Issuance of Common Stock for Services	-	-	-	-	6,410	0	17	-	-	17
Stock Cancellation	-	-	-	-	(24,510)	(0)	(118)	-	-	(118)
Reverse Stock Split round up shares	-	-	-	-	46,688	0	(0)	-	-	-
TCD Acquisition Clawback	-	-	-	-	(101,083)	(0)	(351)	-	-	(351)
Warrant Exercise	-	-	-	-	197,125	0	51	-	-	51
Debt Conversion - Common Stock	-	-	-	-	3,133,025	3	9,485	-	-	9,488
Stock issued for Cash	-	-	-	-	160,430	0	750	-	-	750
Stock issued for Assets	-	-	-	-	26,666	0	100	-	-	100
Stock Option Expense	-	-	-	-	-	-	474	-	-	474
Issuance of warrants	-	-	-	-	-	-	466	-	-	466
Net Income Attributable to Non-Controlling Interest	-	-	-	-	-	-	-	-	79	79
Net Loss Attributable to Terra Tech Corp.	-	-	-	-	-	-	-	(12,175)	-	(12,175)
Balance at March 31, 2018	12	$-	-	$-	65,344,816	$65	$201,570	$(115,176)	$1,010	$87,469

(1)  Adjusted to reflect the 1 for 15 reverse stock split.  See Note 15.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (1)
(in thousands, except for Shares)

	Preferred Stock
	Convertible Series A		Convertible Series B		Common Stock		Additional Paid-In	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance at December 31, 2018	12	$-	-	$-	81,759,415	$82	$236,543	$(142,754)	$1,003	$94,874
Opening Balance Sheet Adjustment - ASC 842								381		381
Stock Compensation - Employees	-	-	-	-	385,536	0	315	-	-	315
Stock Compensation - Services Expense	-	-	-	-	26,376	0	23	-	-	23
Stock Cancellation	-	-	-	-	(60,000)	(0)	(58)	-	-	(58)
Debt Conversion - Common Stock	-	-	-	-	15,038,949	15	7,839	-	-	7,854
Stock issued for Cash	-	-	-	-	3,498,168	3	2,297	-	-	2,300
Stock Option Expense	-	-	-	-	-	-	1,282	-	-	1,282
Issue of warrants to Aegis	-	-	-	-	-	-	4,825	-	-	4,825
Consolidation of NuLeaf Joint Venture	-	-	-	-	-	-	-	-	8,089	8,117
Net Income Attributable to Non-Controlling Interest	-	-	-	-	-	-	-	-	277	277
Net Loss Attributable to Terra Tech Corp.	-	-	-	-	-	-	-	(5,069)	-	(5,069)
Balance at March 31, 2019	12	$-	-	$-	100,648,444	$101	$253,066	$(147,442)	$9,369	$115,094

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

All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These interim unaudited consolidated financial statements do not include all disclosures required by GAAP for complete financial statements and, therefore, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2018. The December 31, 2018 balances reported herein are derived from the audited consolidated financial statements for the year ended December 31, 2018. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Liquidity

As of March 31, 2019, the Company’s principal sources of liquidity consisted of approximately $5.81 million of cash, future cash generated from operations, and available financing. The Company believes its current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet its working capital requirements for at least one year from the date of the issuance of the accompanying financial statements. The Company continues to control its cash expenses as a percentage of expected revenue on an annual basis and thus may use its cash balances in the short-term to invest in revenue growth. Based on current internal projections, the Company believes it has and/or will generate sufficient cash for its operational needs. The company believes that it has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying financial statements.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not affect net loss, revenues or stockholders’ equity.

Trade and other Receivables

The Company extends noninterest bearing trade credit to its customers in the ordinary course of business which is not collateralized. Accounts receivable are shown on the face of the consolidated balance sheets, net of an allowance for doubtful accounts. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends, in determining the allowance for doubtful accounts. The Company does not accrue interest receivable on past due accounts receivable.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses consist of various payments that the Company has made in advance for goods or services to be received in the future. These prepaid expenses include advertising, insurance, and service or other contracts requiring upfront payments.

Property, Equipment and Leasehold Improvements, Net

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The approximate useful lives for depreciation of our property, equipment and leasehold improvements are as follows: thirty-two years for buildings; three to eight years for furniture and equipment; three to five years for computer and software; five years for vehicles and the shorter of the estimated useful life or the underlying lease term for leasehold improvements. Repairs and maintenance expenditures that do not extend the useful lives of related assets are expensed as incurred.

Expenditures for major renewals and improvements are capitalized, while minor replacements, maintenance and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. The Company continually monitors events and changes in circumstances that could indicate that the carrying balances of its property, equipment and leasehold improvements may not be recoverable in accordance with the provisions of ASC 360, “Property, Plant, and Equipment.” When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. See “Note 9 – Property, Equipment and Leasehold Improvements, Net” for further information.

Investments in Unconsolidated Affiliates

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

Disaggregation of Revenue

See “Note 18 – Segment Information” for revenues disaggregated by type as required by ASC Topic 606.

Contract Balances

Due to the nature of the Company’s revenue from contracts with customers, the Company does not have material contract assets or liabilities that fall under the scope of ASC Topic 606.

Contract Estimates and Judgments

The Company’s revenues accounted for under ASC Topic 606, generally, do not require significant estimates or judgments based on the nature of the Company’s revenue streams. The sales prices are generally fixed at the point of sale and all consideration from contracts are included in the transaction price. The Company’s contracts do not include multiple performance obligations or material variable consideration.

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

Recently Adopted Accounting Standards

FASB ASU No. 2018-07 (Topic 718), “Compensation—Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting” – Issued in June 2018, ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606. The Company adopted ASU 2018-07 on January 1, 2019. Adoption of this guidance did not have a material impact on the Company’s consolidated financial condition or results of operations.

FASB ASU 2017-04 (Topic 350), “Intangibles - Goodwill and Others” – Issued in January 2017, ASU 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 is effective for annual periods beginning after December 15, 2019 including interim periods within those periods. As early adoption is permitted, the Company adopted ASU 2017-04 on January 1, 2019. Adoption of this guidance did not have a material impact on the Company’s consolidated financial condition or results of operations.

FASB ASU No. 2016-02 (Topic 842), “Leases” – Issued in February 2016, ASU No. 2016-02 established ASC Topic 842, “Leases,” as amended by subsequent ASUs on the topic, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to apply a two-method approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. Lessees are required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. Lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. The accounting applied by the lessor is largely unchanged from that applied under the existing lease standard. We adopted this standard effective January 1, 2019 using the modified retrospective approach. In transitioning to ASC 842, we elected to use the practical expedient package available to us and did not elect to use hindsight. These elections have been applied consistently to all of our leases. On January 1, 2019 we recorded a right-of-use asset of $9.91 million (included in “other assets”) and a lease liability of $9.91 million (included in “other liabilities”) (see “Note 16 – Leases”).

NOTE 3 – CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in several financial institutions that are insured by either the Federal Deposit Insurance Corporation or the National Credit Union Association up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations and it maintains significant cash on hand at certain of its locations. The Company has not historically experienced any material loss from carrying cash on hand. The amount in excess of insured limitations was $2.64 million and $4.83 million as of March 31, 2019 and December 31, 2018, respectively.

The Company provides credit in the normal course of business to customers located throughout the U.S. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. There were no customers that comprised more than 10.0% of the Company’s revenue for the three months ended March 31, 2019 and 2018.

The Company sources cannabis products for retail, cultivation and production from various vendors. However, as a result of regulations in the State of California, the Company’s California retail, cultivation and production operations must use vendors licensed by the State. As a result, the Company is dependent upon the licensed vendors in California to supply products. If the Company is unable to enter into a relationship with sufficient members of properly licensed vendors, the Company's sales may be impacted. During the three months ended March 31, 2019, we did not have any concentration of vendors for inventory purchases. However, this may change depending on the number of vendors who receive appropriate licenses to operate in the State of California.

NOTE 4 – ASSETS HELD FOR SALE

As of March 31, 2019, there was one asset group in the Cannabis Dispensary, Cultivation and Production segment that met the criteria to be recorded as held for sale under ASC 360: (1) management, having the authority to approve the action, committed to a plan to sell the asset, (2) the asset group was available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets, (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset group have been initiated, (4) the sale of the asset group was probable, and transfer of the asset group was expected to qualify for recognition as a completed sale, within one year, (5) the asset group was being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The assets related to this asset group have been classified as held for sale on the unaudited March 31, 2019 consolidated balance sheet.

The components of assets held for sale are as follows:

(in thousands)
Components Of Assets Held for Sale:	March 31, 2019

Property, Equipment and Leasehold Improvements, Net	$7,503
Other Assets	6

Assets Held for Sale	$7,509

NOTE 5 – VARIABLE INTEREST ENTITY ARRANGEMENTS

MediFarm I and MediFarm I RE

The Company has a shared interest in two entities, MediFarm I and MediFarm I RE, with another investor for the operation of a dispensary in Nevada. The Company has determined these entities are variable interest entities in which the Company is the primary beneficiary by reference to the power and benefits criterion under ASC 810, “Consolidation.” The provisions within the operating agreements and other factors grant the Company the power to manage and make decisions that affect the operation of these entities.

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

	(in thousands)
	March 31,	December 31,
	2019	2018
Current Assets:
Cash	$219	$894
Accounts Receivable, Net	513	28
Inventory	601	556
Prepaid Expenses and Other Current Assets	5	8
Total Current Assets	1,338	1,487
Property, Equipment and Leasehold Improvements, Net	1,699	1,799
Other Assets	34	-
Intercompany Accounts	(48)	(927)

TOTAL ASSETS	$3,023	$2,359

Current Liabilities:
Accounts Payable and Accrued Expenses	$520	$342
Long-Term Debt	-	-

TOTAL LIABILITIES	$520	$342

NuLeaf, Inc.

On October 26, 2017, the Company entered into operating agreements with NuLeaf, Inc. and formed NuLeaf Sparks Cultivation, LLC and NuLeaf Reno Production, LLC (collectively “NuLeaf”) to build and operate cultivation and production facilities for our IVXX brand of cannabis products in Nevada. The agreements were subject to approval by the State of Nevada, the City of Sparks and the City of Reno in Nevada. Under the terms of the agreements, the Company remitted to NuLeaf an upfront investment of $4.50 million in the form of convertible loans bearing an interest rate of 6% per annum. On June 28, 2018, the Company received approval from the State of Nevada. The remaining required approvals from local authorities were received in July 2018. As a result, the notes receivable balance was converted into a 50% ownership interest in NuLeaf. The investment in NuLeaf was recorded at cost and accounted for using the equity method as of December 31, 2018.

In February 2019, we amended and restated the NuLeaf  agreements and obtained control of the operations of NuLeaf. The Company has determined these entities are variable interest entities in which the Company is the primary beneficiary by reference to the power and benefits criterion under ASC 810, “Consolidation.” The provisions within the amended agreement grant the Company the power to manage and make decisions that affect the operation of these entities. As the primary beneficiary of NuLeaf Sparks Cultivation, LLC and NuLeaf Reno Production, LLC, the Company consolidates the accounts and operations of these entities beginning March 1, 2019. All intercompany transactions are eliminated in the unaudited consolidated financial statements. Effective as of March 1, 2019, we consolidate the results of NuLeaf in our consolidated financial statements and report its results in our cannabis segment. We remeasured our equity method investment in NuLeaf to estimated fair value, which resulted in a non-cash gain of $5.60 million that was recorded in operating income; recognized redeemable noncontrolling interest for NuLeaf, Inc.’s interest in NuLeaf at an estimated fair value of $13.20 million; and recognized $12.08 million of net assets, including cash acquired, at fair value. As part of our purchase price allocation, we recorded $0.80 million of goodwill, primarily related to the value of the existing workforce, and $8.00 million of intangible assets, primarily related to licenses with a weighted-average life of 10 years. The measurement period is expected to be closed in the second quarter of 2019.

Pro Forma table was omitted as amounts are not material.

The aggregate carrying values of Sparks Cultivation, LLC and NuLeaf Reno Production, LLC assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows:

(in thousands)
March 31,
2019
Current Assets:
Cash	$212
Accounts Receivable, Net	39
Inventory	1,503
Prepaid Expenses and Other Current Assets	79
Total Current Assets	1,833
Property, Equipment and Leasehold Improvements, Net	11,472
Other Assets	92
Intercompany Accounts	-

TOTAL ASSETS	$13,397

Liabilities
Accounts Payable and Accrued Expenses	$167
Other Liabilities	533

TOTAL LIABILITIES	$699

NOTE 6 – INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Hydrofarm

On August 28, 2018, the Company entered into a Subscription Agreement with Hydrofarm Holdings Group, Inc. (“Hydrofarm”), one of the leading independent providers of hydroponic products in North America, pursuant to which the Company agreed to purchase from Hydrofarm and Hydrofarm agreed to sell to the Company 2,000,000 Units, each Unit consisting of one share of common stock and one warrant to purchase one-half of a share of common stock for an initial exercise price of $5.00 per share, for $2.50 per unit for an aggregate purchase price of $5.00 million. The $5.00 million investment in Hydrofarm was recorded at cost and is included in other investments on the unaudited consolidated balance sheet as of March 31, 2019.

NOTE 7 – ACQUISITIONS

Tech Center Drive

On September 13, 2017, MediFarm So Cal Inc. (“MediFarm So Cal”), a wholly-owned subsidiary of the Company acquired all assets of Tech Center Drive LLC (“Tech Center Drive”) and majority control of 55 OC Community Collective Inc. (“55 OC”). The acquisition of Tech Center Drive and 55 OC was accounted for in accordance with ASC 805-10, “Business Combinations.” 55 OC is a mutual benefit corporation which holds a cannabis license with the City of Santa Ana in the State of California. MediFarm So Cal manages the dispensary under the license of 55 OC. Control of 55 OC was obtained by the Company’s CEO and President holding two of the three Board seats of 55 OC and through the management contract held by MediFarm So Cal. The Company acquired inventory, property, equipment and leasehold improvements and a management service agreement which allows for MediFarm So Cal to purchase the medical marijuana dispensary license of 55 OC.

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

The measurement period was closed during the third quarter of 2018. The following table summarizes the fair value of the assets at the date of acquisition:

(in thousands)
Assets Acquired
Inventory	$114
Property, Equipment and Leasehold Improvements:
Furniture and Equipment	53
Leasehold Improvements	47
Security Deposits	5
Management Service Agreement	370
Goodwill	6,258
Total Assets Acquired	$6,847

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

Inventory consists of the following:

	(in thousands)
	March 31,	December 31,
	2019	2018

Raw Materials	$1,781	$1,213
Work-in-Progress	1,611	882
Finished Goods	2,123	1,203
Inventory Reserve	(1,011)	(1,018)

Total Inventory	$4,505	$2,280

NOTE 9 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment, and leasehold improvements, net consists of the following:

	(in thousands)
	March 31,	December 31,
	2019	2018

Land and Building	$22,401	$22,401
Furniture and Equipment	5,156	3,652
Computer Hardware and Software	642	531
Leasehold Improvements	21,253	8,525
Construction in Progress	11,581	12,288

Subtotal	61,032	47,398
Less Accumulated Depreciation	(7,098)	(5,807)
Less Assets Held for Sale	(7,503)	(7,451)

Property, Equipment and Leasehold Improvements, Net	$46,432	$34,139

Depreciation expense related to property, equipment and leasehold improvements for the three months ended March 31, 2019 and 2018 was $0.64 million and $0.53 million, respectively.

NOTE 10 – NOTES PAYABLE

Notes payable consists of the following:

	(in thousands)
	March 31,	December 31,
	2019	2018
Promissory note dated November 22, 2017, issued for the purchase of real property. Matures December 1, 2020, with an option to extend the maturity date 1 year. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter up to 13.5%. In the event of default, the note is convertible at the holder's option.	$4,500	$4,500
Promissory note dated January 18, 2018, issued for the purchase of real property. The promissory note is collateralized by the land and building purchased and matures February 1, 2021, with an option to extend the maturity date 1 year. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter up to 13.0%. The full principle balance and accrued interest are due at maturity. In the event of default, the note is convertible at the holder's option.	6,500	6,500
Senior convertible promissory note dated July 25, 2018, issued to accredited investors under the 2018 Master Securities Purchase and Convertible Promissory Notes Agreement, which matures January 25, 2020 and bears interest at a rate of 7.5% per annum. The conversion price is $4.50, subject to adjustment.	150	150
Senior convertible promissory note dated September 6, 2018, issued to accredited investors under the 2018 Master Securities Purchase and Convertible Promissory Notes Agreement, which matures March 7, 2020 and bears interest at a rate of 7.5% per annum. The conversion price is $4.50, subject to adjustment.	-	1,200
Promissory note dated October 5, 2018 , issued for the purchase of real property. Matures October 5, 2021. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter up to 13.5%. In the event of default, the note is convertible at the holder's option.	1,600	1,600
Securities Purchase Agreement dated December 3, 2018, issued to accredited investors, which matures June 3, 2020 and bears interest at a rate of 3.0% per annum. The conversion price is 5.0% discount to the average of the three (3) lowest VWAPs in the five (5) trading days prior to the conversion date.	450	7,000
Senior convertible promissory note dated March 12, 2019, issued to accredited investors under the 2018 Master Securities Purchase and Convertible Promissory Notes Agreement, which matures September 12, 2020 and bears interest at a rate of 7.5% per annum. The conversion price is $4.50, subject to adjustment.	5,000	-

Long-Term Debt	$18,200	$20,950
Less: Debt Discount	(5,169)	(2,637)
Net Long Term Debt	13,031	18,313

Promissory Notes

On March 4, 2019, Terra Tech Corp. (the “Company”) issued a Promissory Note (the “Note”) in the principal amount of $1.00 million to an accredited investor (the “Purchaser”). The Note is due on the earlier of (i) April 4, 2019 or (ii) the closing of a financing with gross proceeds equal to or greater than $1.00 million (the “Maturity Date”). The Note accrues interest at a rate of 1.5% per month, payable on the Maturity Date or prepayment of the Note, with 30-days of interest guaranteed. The note was paid in full as of March 31, 2019.

2018 Master Securities Purchase and Convertible Promissory Notes Agreement

In March 2018, the Company entered into the 2018 Master Securities Purchase Agreement with an accredited investor pursuant to which the Company sells to the accredited investor 7.5% Senior Convertible Promissory Notes in eight tranches of $5.00 million, for a total of $40.00 million.

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

On March 12, 2019, Terra Tech Corp. (the “Company”) issued a 7.5% Senior Convertible Promissory Note due September 12, 2020 (the “Note”) in the principal amount of $5.00 million to an accredited investor (the “Purchaser”) for a purchase price of $5.00 million (the “Offering”) pursuant to a Securities Purchase Agreement with the Purchaser, dated as of March 12, 2018 (the “Purchase Agreement”). The Note and the shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), issuable upon conversion of the Note (the “Conversion Shares”) are collectively referred to herein as the “Securities.” The Note is the sixth of eight tranches of 7.5% Senior Convertible Promissory Notes to be issued by the Company to the Purchaser pursuant to the Purchase Agreement.

During the three months ended March 31, 2019, the Company converted debt and accrued interest into 15,038,949 shares of the Company’s common stock.

2017 Master Securities Purchase and Convertible Promissory Notes Agreement

The Company had a Securities Purchase Agreement with an accredited investor pursuant to which the Company sells to the accredited investor Senior Convertible Promissory Notes. During the year ended December 31, 2017, the Company issued five 12.0% convertible notes for an aggregate value of $20.00 million due at various dates through June 2019. Of the $20.00 million convertible notes issued during 2017, the Company converted $13.10 million and $6.90 million of the convertible notes into shares of the Company’s common stock during the years ended December 31, 2017 and 2018, respectively. The Company paid $0.60 million in cash and issued approximately $0.56 million of warrants in connection with the notes. The cash fee and warrants issued were recorded as a debt discount.

NOTE 11 – FAIR VALUE MEASUREMENTS

As of March 31, 2019 and 2018, the Company did not hold any financial assets or liabilities measured at fair value on a recurring basis.

Nonfinancial assets, such as property, equipment and leasehold improvements, goodwill, and intangible assets, are required to be measured at fair value only when an impairment loss is recognized. See “Note 9 Property, Equipment and Leasehold Improvements, Net” for further information on fixed assets.

NOTE 12 – TAX EXPENSE

For the three months ended March 31, 2019 and 2018, the Company had no income tax expense (benefit).

The components of deferred income tax assets and (liabilities) are as follows:

	(in thousands)
	March 31,	December 31,
	2019	2018
Deferred Income Tax Assets:
Options expense	$1,400	$1,018
Allowance for Doubtful Accounts	33	33
Net Operating Losses	14,350	13,409

	15,783	14,460
Deferred Income Tax Liabilities:
Depreciation	(2,112)	(829)

Total	13,671	13,631

Valuation Allowance	(13,671)	(13,631)

Net Deferred Tax	$-	$-

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

For the three months ended March 31, 2019 and 2018, the Company had subsidiaries that produced and sold cannabis or cannabis pure concentrates, subjecting the Company to the limits of Internal Revenue Code (“IRC”) Section 280E. Pursuant to IRC Section 280E, the Company is allowed only to deduct expenses directly related to sales of product. The State of California does not conform to IRC Section 280E and, accordingly the Company is allowed to deduct all operating expenses on its California income tax returns. As the Company files consolidated federal income tax returns, the taxable income generated from its subsidiaries subject to IRC Section 280E has been offset by losses generated by operations not subject to IRC Section 280E.

Permanent tax differences include ordinary and necessary business expenses deemed by the Company as nonallowable deductions under IRC Section 280E; nondeductible expenses for interest, derivatives and warrant expense related to debt financings and nondeductible losses related to various acquisitions.

As of March 31, 2019, and December 31, 2018, the Company had net operating loss carryforwards of approximately $49.56 million and $42.78 million, respectively, which, if unused, will expire beginning in the year 2034. These tax attributes are subject to an annual limitation from equity shifts, which constitute a change of ownership as defined under IRC Section 382, which will limit their utilization. The Company assessed the effect of these limitations and did not believe the losses through December 31, 2017 to be substantially limited. The Company has not completed a study through March 31, 2019 to assess whether an ownership change under Section 382 of the Code has occurred since December 31, 2017, due to the costs and complexities associated with such a study. The Company may have experienced various ownership changes, as defined by the Code, as a result of financing transactions. Accordingly, the Company's ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, the Company may not be able to take full advantage of these carryforwards for federal or state income tax purposes.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred through the period ended March 31, 2019. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of March 31, 2019, a valuation allowance of has been recorded against all net deferred tax assets as these assets are more likely than not to be unrealized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. All tax years from 2014 to 2017 are subject to examination.

NOTE 13 – EQUITY

Common Stock

During the three months ended March 31, 2019, senior secured convertible promissory notes and accrued interest in the amount of $5.27 million were converted into 15,038,949 shares of common stock.

During the three months ended March 31, 2019, the Company cancelled 60,000 shares of common stock valued at $0.01 million and issued 373,631 shares of common stock for compensation in the amount of $0.30 million.

During the three months ended March 31, 2019, the Company sold 1,314,345 shares of common stock for the net amount of $0.80 million pursuant to an equity financing facility with an accredited investor and sold 2,183,823 shares of common stock for the net amount of $1.50 million to other accredited investors.

NOTE 14 – STOCK-BASED COMPENSATION

2016 & 2018 Equity Incentive Plans

In the first quarter of 2016, the Company adopted the 2016 Equity Incentive Plan. In the fourth quarter of 2018, the Company adopted the 2018 Equity Incentive Plan. The following table contains information about the 2016 and the 2018 Equity Incentive Plans as of March 31, 2019:

	Awards Reserved for Issuance	Awards Issued	Awards Available for Grant

2016 Equity Incentive Plan	2,000,000	1,541,064	458,936
2018 Equity Incentive Plan	6,600,000	5,100,000	1,500,000

Stock Options

The following table summarizes the Company’s stock option activity and related information for the three months ended March 31, 2019:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	(in thousands) Aggregate Intrinsic Value of In-the-Money Options

Options Outstanding as of January 1, 2019	8,400,629	$1.56

Options Granted	442,292	$0.84
Options Exercised	-	$-
Options Forfeited	(80,000)	$2.09
Options Expired	-	$-
Options Outstanding as of March 31, 2019	8,762,921	$1.52	9.4 years	$35.4
Options Exercisable as of March 31, 2019	2,623,889	$1.77	9.0 years	$35.4

The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price of $0.92 on March 31, 2019, and the exercise price of options, multiplied by the number of options. As of March 31, 2019, there was $7.63 million total unrecognized stock-based compensation. Such costs are expected to be recognized over a weighted-average period of approximately 2.36 years.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following assumptions were used to calculate stock-based compensation for issuances during the three months ended March 31, 2019:

March 31,
2019
Expected term (years)	5 Years
Volatility	111.8%
Risk-Free Interest Rate	2.4%
Dividend Yield	0%

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

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted grants of common stock to employees, directors and non-employee consultants in the consolidated statement of operations which are included in selling, general and administrative expenses:

	(in thousands except for shares / options)
	For the Three Months Ended
	March 31, 2019			March 31, 2018
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense		Number of Shares or Options Granted	Stock-Based Compensation Expense

Stock Options	442,292	$1,282		800,000	$474

Stock Grants:
Employees (Common Stock)	385,536	315		81,506	288
Non–Employee Consultants (Common Stock)	26,376	23	*	6,410	17

Total Stock–Based Compensation Expense		$1,620			$779

______

* Excludes adjustments for shares cancelled.

NOTE 15 – WARRANTS

The Company has the following shares of common stock reserved for exercise of the warrants outstanding as of March 31, 2019:

	Shares	Weighted-Average Exercise Price

Warrants Outstanding as of January 1, 2019	1,053,252	$4.28
Warrants Exercised	-	-
Warrants Granted	131,460	1.14
Warrants Expired	(132,097)	1.35
Warrants Outstanding as of March 31, 2019	1,052,615	$3.28

The following weighted-average assumptions were used to calculate the fair value of warrants issued during the period ended March 31, 2019 and 2018 using the Black-Scholes option pricing model:

	March 31,		March 31,
	2019		2018
Stock Price on Date of Grant	$1.32		$3.75
Exercise Price	$1.41		$4.05
Volatility	111.80%		120.71%
Term	5.00	Yrs	5.00	Yrs
Risk-Free Interest Rate	2.40%		2.49%
Expected Dividend Rate	0%		0%

There were no warrants recognized as an expense for the three month periods ended March 31, 2019 and 2018, respectively.

NOTE 16 – LEASES

A lease provides the lessee the right to control the use of an identified asset for a period of time in exchange for consideration. Operating lease right-of-use assets (“ROU assets”) and lease liabilities are included in other assets and other liabilities on the Company's Condensed Consolidated Balance Sheets.

ROU assets represent the Company's right to use an underlying asset for the lease term and operating lease liabilities represent the Company's obligation to make lease payments arising from the lease. The Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Most operating leases contain renewal options that provide for rent increases based on prevailing market conditions. The lease term used to calculate the ROU asset includes any renewal options or lease termination that the Company expects to exercise.

The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, the Company utilizes its secured borrowing rate. ROU assets include any lease payments required to be made prior to commencement and exclude lease incentives. Both ROU assets and lease liabilities exclude variable payments not based on an index or rate, which are treated as period costs. The Company's lease agreements do not contain significant residual value guarantees, restrictions or covenants.

The Company occupies office facilities under lease agreements that expire at various dates. In addition, office, production and transportation equipment is leased under agreements that expire at various dates. The Company does not have any significant finance leases.

The components of total lease cost were as follows:

(in thousands)
Three Months Ended March 31, 2019
Short-term lease cost (a)	$33
Operating lease cost	562
Total lease cost	$595

_________

(a) Includes leases with terms of one year or less.

Cash paid for amounts included in operating lease liabilities was $0.50 million for the three months ended March 31, 2019. The table below presents operating lease ROU assets and lease liabilities as of March 31, 2019:

(in thousands)
Three Months Ended March 31, 2019
Operating lease ROU assets	$9,603
Operating lease liabilities	9,673

The table below presents the maturities of operating lease liabilities as of March 31, 2019:

(in thousands)
Operating
Leases
2019 (Excluding the three months ended March 31, 2019)	$1,488
2020	1,857
2021	1,812
2022	1,794
2023	1,819
Thereafter	6,540
Total lease payments	15,309
Less: Discount	5,636
Total operating lease liabilities	$9,673

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets:

Three Months Ended March 31,
2019
Weighted average remaining lease term (years)	7.42
Weighted average discount rate	11.2%

The table below presents the expected future minimum lease payments to be made under non-cancelable operating leases as of December 31, 2018:

Scheduled
Year Ending December 31	Payments

2019	$1,851
2020	1,717
2021	1,667
2022	1,645
2023	1,666
Thereafter	6,496
Total Future Minimum Lease Payments	$15,042

NOTE 17 – COMMITMENTS AND CONTINGENCIES

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

As of April 2019, the State of California has issued provisional licenses for Blum San Leandro, Blum Oakland, Blum Santa Ana, and Black Oak Distribution. Provisional licenses are an intermediate step before the issuance of an annual license. Like annual licenses Provisional’s require the licensee to be Metrc compliant and are valid for 1 year, or until an annual license is issued. Provisional Licenses are typically issued if the licensee has submitted all appropriate documentation and documentation is in order but some aspect remains to be reviewed, most commonly CEQA approval at the local jurisdictional level. The Company now expects to receive an annual license at some later point this year once the remaining review process is completed by the state. Black Oak Cultivation remains a temporary licensee although he California Department of Food and Agriculture has advised the Company that the application has reached final review process. The company expects either a provisional or annual license will be issued in the third quarter.

NOTE 18 – SEGMENT INFORMATION

During 2018, the Company acquired additional real property and determined that a previously insignificant operating segment “Real Estate and Construction” is now significant and is a reportable segment requiring disclosure in accordance with ASC 280. Prior period information below has been revised to conform to current period presentation. We are now organized into three reportable segments:

•	Herbs and Produce Products – Includes herbs and leafy greens that are grown using classic Dutch hydroponic farming methods.

•	Cannabis Dispensary, Cultivation and Production – Includes cannabis-focused retail, cultivation and production.

•	Real Estate and Construction – Includes building ownership where cannabis dispensary and/or cultivation operations are currently in development.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables.

Total asset amounts at March 31, 2019 and 2018 exclude intercompany receivable balances eliminated in consolidation.

	For the Three Months Ended March 31, 2019 (Unaudited) (in thousands)
	Herbs and Produce Products	Cannabis Dispensary, Cultivation and Production	Real Estate	Eliminations and Other	Total

Total Revenues	$1,304	$6,813	$207	$(966)	$7,358
Cost of Goods Sold	903	3,151	92	(792)	3,354

Gross Profit	401	3,662	114	(174)	4,004

Selling, General and Administrative Expenses	1,081	4,236	592	5,539	11,449

Loss from Operations	(680)	(574)	(478)	(5,713)	(7,445)

Other Income (Expense):
Amortization of Debt Discount	-	-	-	-	-
Loss on Extinguishment of Debt	-	-	-	-	-
Gain/(Loss) on Fair Market Valuation of Derivatives	-	-	-	-	-
Interest Income (Expense)	-	(141)	(278)	(2,508)	(2,928)
Other Income / (Loss)	-	36	-	11	48
Gain on Interest in Joint Venture	-	-	-	5,599	5,599

Total Other Income (Expense)	-	(105)	(278)	3,102	2,719

Net Loss	$(680)	$(679)	$(756)	$(2,611)	$(4,725)

Total Assets at March 31, 2019	$5,954	$99,344	$18,120	$16,116	$139,534

	For the Three Months Ended March 31, 2018 (Unaudited) (in thousands)
	Herbs and Produce Products	Cannabis Dispensary, Cultivation and Production	Real Estate	Eliminations and Other	Total

Total Revenues	$1,284	$7,315	$-	$17	$8,615
Cost of Goods Sold	1,263	4,231	-	-	5,494

Gross Profit	21	3,084	-	17	3,122

Selling, General and Administrative Expenses	942	5,478	-	3,476	9,897
				.
Loss from Operations	(922)	(2,394)	-	(3,460)	(6,775)

Other Income (Expense):
Amortization of Debt Discount	-	-	-	(468)	(468)
Loss on Extinguishment of Debt	-	-	-	(4,731)	(4,731)
Gain/(Loss) on Fair Market Valuation of Derivatives	-	-	-	2,281	2,281
Interest Income (Expense)	-	(0)	-	(259)	(260)
Other Income / (Loss)	-	-	-	-	-

Total Other Income (Expense)	-	(0)	-	(3,178)	(3,178)

Net Loss	$(922)	$(2,394)	$-	$(6,637)	$(9,953)

Total Assets at March 31, 2018	$6,086	$72,403	$-	$29,355	$107,844

NOTE 19 – LITIGATION AND CLAIMS

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued if such disclosure is necessary for the Company’s financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there were no matters that required an accrual as of March 31, 2019.

On April 11, 2018, the Company filed a lawsuit in the United States District Court, Central District of California against Kenneth Vande Vrede, Michael Vande Vrede, Steven Vande Vrede, Daniel Vande Vrede, Greda Vande Vrede, Beverly Willekes, Brian Vande Vrede, GroRite, Inc. (“GroRite”) and Naturally Beautiful Plant Products, LLC (“Naturally Beautiful”) alleging breach of contract, breach of fiduciary duties, conversion, fraud, breach of covenant of good faith and fair dealing, misappropriation of trade secrets, and conspiracy related to, among other things, the Share Exchange Agreement, dated as of April 24, 2013 among the Company, the Company’s wholly-owned subsidiary, Edible Garden Corp. (“Edible Garden”), and the individual defendants (the “Share Exchange Agreement”). The Company is seeking monetary damages, including attorneys’ fees and expenses, return of shares of the Company’s common stock issued to the individual defendants under the Share Exchange Agreement, return of stock options issued to the individual defendants, and return of the Company’s intellectual property. As of February 25, 2019, the Court has dismissed all defendants except for Kenneth Vande Vrede based on the other defendants’ lack of contacts with the State of California. The Company intends to appeal this decision and still seeks monetary damages, including attorneys’ fees and expenses, return of shares of the Company’s common stock issued to the individual defendants under the Share Exchange Agreement, return of stock options issued to the individual defendants, and return of the Company’s intellectual property in this case and in other cases discussed herein.

On April 10, 2018, GroRite, Naturally Beautiful and Whitetown Realty (“Whitetown Realty” and collectively, the “Whitetown Realty Plai.jpgs”) filed a lawsuit in the Superior Court of New Jersey Law Division, Morris County against the Company and Edible Garden alleging, among other things, that Edible Garden owes certain amounts to GroRite under a Marketing and Distribution Agreement between Edible Garden and GroRite, dated May 7, 2013, and Naturally Beautiful under a Marketing and Distribution Agreement between Edible Garden and Naturally Beautiful, dated May 13, 2013 (collectively, the “Marketing and Distribution Agreements”), and that Edible Garden owes certain amounts to Whitetown Realty under the Lease between Whitetown Realty and Edible Garden, dated January 1, 2015 (the “Lease”). The Whitetown Realty Plai.jpgs are seeking, among other things, compensatory damages for the amounts claimed are owed and attorneys’ fees and costs. The Company disputes that Edible Garden owes any payments under the Marketing and Distribution Agreements or the Lease and intends to vigorously defend itself. Accordingly, on May 18, 2018, the company and Edible Garden filed an answer denying the allegations of the plai.jpgs. In that same pleading, Edible Garden filed a counterclaim against Naturally Beautiful and GroRite asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, trademark infringement/unfair competition, and tortious interference with contractual relations. Edible Garden also filed a third-party complaint against previously unidentified defendants John Doe Entities 1-10 and John Doe Individuals 1-10 arising from the wrongful misappropriation and pirating of electricity from the Edible Garden facility located at 283 Route 519, Belvidere, New Jersey. The third-party complaint alleges claims for unjust enrichment, tortious interference with contractual relations and conversion. On June 8, 2018, Edible Garden filed an amended counterclaim adding a count for conversion against Naturally Beautiful and GroRite. On June 12, 2018, Edible Garden Corp. filed an amended third-party complaint adding Gerda Vande Vrede as a named third-party defendant. On June 13, 2018, GroRite and Naturally Beautiful filed an answer to Edible Garden’s amended counterclaim and Gerda Vande Vrede filed an answer to Edible Garden’s amended third-party complaint denying the allegations asserted against them. No counterclaims, crossclaims or fourth party complaints were filed on behalf of Gerda Vande Vrede, Naturally Beautiful or GroRite.

On April 13, 2018, Edible Garden Corp. filed a lawsuit in the Superior Court of New Jersey Chancery Division, Warren County against Whitetown Realty in response to a letter from a law firm representing Whitetown Realty alleging Edible Garden was in default of the Lease. Edible Garden is seeking declaratory and equitable relief to prevent Whitetown Realty from terminating the Lease and for attorneys’ fees and costs. The Company believes that Edible Garden has made all payments due to Whitetown Realty under the Lease and maintains Edible Garden is not in default of the Lease. On April 23, 2018, by order of the assignment judge of Warren County, the lawsuit was transferred to Morris County and consolidated with the April 10, 2018 lawsuit previously filed by GroRite, Naturally Beautiful and Whitetown Realty in the Superior Court of New Jersey, Law Division, Morris County. On June 13, 2018, Whitetown Realty filed its answer to the Edible Garden Complaint. In that answer, Whitetown Realty denies that Edible Garden is entitled to the declaratory and equitable relief that Edible Garden requested. No counterclaim was filed by Whitetown Realty.

On April 11, 2018, Kenneth Vande Vrede, Michael Vande Vrede and Steven Vande Vrede (collectively, the “Vande Vrede Brothers”) filed a lawsuit in the Superior Court of New Jersey Law Division, Warren County against the Company and Edible Garden alleging, among other things, that the Company and Edible Garden improperly suspended the Vande Vrede Brothers from their positions with the Company and Edible Garden. The Vande Vrede Brothers were seeking, among other things, a declaratory judgment that they did not violate their fiduciary duties owed to the Company or Edible Garden and reinstating the Vande Vrede Brothers to their status with the Company and Edible Garden prior to their suspensions and attorneys’ fees and costs. The original complaint in this matter was never served, and on June 12, 2018, the Vande Vrede Brothers, and now David Vande Vrede, Daniel Vande Vrede, Beverly Willekes, and Whitetown Realty filed an amended complaint against Terra Tech, Edible Garden, Derek Peterson, Michael James, and Michael Nahass. The Company filed a pre-answer motion to dismiss the amended complaint, arguing that any of the plai.jpgs’ claims that relate to the Share Exchange Agreement, belong in the already existing lawsuit in California, and any of the plai.jpgs’ claims that relate to the lease, belong in the already existing lawsuits in New Jersey. The Company disputes the Vande Vredes’ allegations in the lawsuit and intends to vigorously defend itself. On September 19, 2018, the Superior Court of New Jersey, Warren County denied the Company’s pre-answer motion to dismiss without prejudice and transferred the matter to Morris County to be consolidated with the other two matters already pending in Morris County, and the Company renewed its pre-answer motion to dismiss in Morris County. On December 17, 2018, the Superior Court of New Jersey, Morris County denied the Company’s motion to dismiss. On January 22, 2019, the Company filed its answer and asserted counterclaims for breach of contract, breach of fiduciary duty, conversion, fraud, misappropriation of trade secrets, and conspiracy in Superior Court of New Jersey, Morris County against the Vande Vredes. On February 28, 2019, the court held a case management conference for all the three consolidated matters in Morris County and set a discovery end date of October 15, 2019.

On April 15, 2019, the Vande Vrede Brothers, David VandeVrede, Daniel Vande Vrede, Beverly Willekes, and Whitetown Realty filed a motion to dismiss certain aspects of the Company’s counterclaims. The Company filed its opposition to this motion on May 2, 2019. The motion to dismiss is returnable on May 10, 2019.

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

On November 21, 2018, Heidi Loeb Hegerich, Forever Green NV, and Forever Young Investments, L.L.C. filed a lawsuit against the Company, certain of its subsidiaries and affiliates, and certain unrelated parties in the Second Judicial District of the County of Washoe, State of Nevada, alleging, among other things, breach of fiduciary duty, breach of contract, and fraud, and seeking monetary damages and equitable relief. On February 26, 2019, the Company, MediFarm I, MediFarm II, MediFarm I RE and other parties (collectively, the “Terra Tech Parties”) entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Heidi Loeb Hegerich, Forever Green and Forever Young (collectively, the “Loeb Parties”) pursuant to which the Terra Tech Parties and the Loeb Parties agreed to settle and dismiss with prejudice the lawsuit filed by the Loeb Parties against the Terra Tech Parties in the Second Judicial District of the County of Washoe, State of Nevada, Case Number CV1802322 on November 21, 2018 (the “Lawsuit”). Entering into the Settlement Agreement is not an admission or acknowledgement of liability or responsibility on the part of the Company in connection with the Lawsuit. The only material relationship between the Company and Ms. Hegerich, Forever Green and Forever Young, other than in respect of the SPA and the Settlement Agreement, was their membership in MediFarm I, MediFarm II and MediFarm I RE.

In conjunction with the settlement, the Company entered into a Securities Purchase Agreement (the “SPA”) with Forever Green NV (“Forever Green”) and Forever Young Investments, L.L.C. (“Forever Young”) pursuant to which the Company agreed to purchase Forever Green’s 50% membership interest in MediFarm I LLC (“MediFarm I”), Forever Green’s 15% membership interest in MediFarm II, LLC (“MediFarm II”), and Forever Young’s 50% membership interest in MediFarm I Real Estate, LLC (“MediFarm I RE”) for aggregate consideration of $6.30 million. MediFarm I owns the Company’s Blüm dispensary located at 1085 S. Virginia St. Suite A, Reno, NV 89502, and MediFarm I RE owns the building which houses the dispensary. Closing of the SPA is subject to the approval of the Nevada Department of Taxation, which the Company expects to receive in approximately 60-90 days. Following closing, the Company will own 100% of MediFarm I, 100% of MediFarm RE and 70% of MediFarm II.

NOTE 20 – SUBSEQUENT EVENTS

Debt and Interest Converted into Equity

Subsequent to March 31, 2019, senior convertible promissory notes and accrued interest in the amount of $1.20 million and $0.05 million, respectively, were converted into 1,809,611 shares of common stock.

Other

On May 8, 2019, the Company and Picksy LLC agreed upon an asset purchase agreement where the Company would sell the assets of the Company related to its dispensary located at 1130 Desert Inn Road, Las Vegas, NV 89109 for $10.00 million.

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

There are a number of risks, uncertainties, and other important factors, many of which are beyond our control, that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties, and other important factors that could cause actual results to differ include, among others, the risk, uncertainties and factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and in other filings we make from time to time with the U.S. Securities and Exchange Commission (“SEC”).

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

Our business also represents our operating segments. See our Part I, Item 1. Business, “Company Overview” and “Note 18 – Segment Information” to our unaudited consolidated financial statements for further discussion of our operating segments.

Our Operations

We are organized into three reportable segments:

•	Herbs and Produce Products – Includes herbs and leafy greens that are grown using classic Dutch hydroponic farming methods;

•	Cannabis Dispensary, Cultivation and Production – Includes cannabis-focused retail, cultivation and production operations; and

•	Real Estate – Includes building ownership and construction operations where cannabis dispensary and/or cultivation operations are currently in development

Our segment net revenue and contributions to consolidated net revenue for each of the three months ended March 31, 2019 and 2018 were as follows:

	(in thousands)
	Total Revenue		Percentage of Total Revenue
	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2018	2017

Herbs and Produce Products	$1,304	$1,284	17.7%	14.9%
Cannabis Dispensary, Cultivation and Production	6,813	7,315	92.6%	84.9%
Real Estate	207	-	2.8%	-%
Other and Eliminations	(966)	17	(13.1)%	0.1%

Total	$7,358	$8,615	100.0%	100.0%

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

Employees

As of the date of this Quarterly Report on Form 10-Q, we had approximately 237 employees.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenues

For the three months ended March 31, 2019, we generated revenues of $7.36 million, compared to $8.62 million for the three months ended March 31, 2018, a decrease of $1.26 million or 14.6 percent. The decrease was primarily due to: (i) $0.94 million, or 12.9 percent, decrease in Cannabis revenues due to the continued impact of high California state excise tax rates, which negatively impact retail demand.

Gross Profit

Our gross profit for the three months ended March 31, 2019 was $4.00 million, compared to a gross profit of $3.12 million for the three months ended March 31, 2018, an increase of $0.88 million or 28.2 percent. Our gross margin percentage for the three months ended March 31, 2019 was 54.4 percent, compared to 36.2 percent for the three months ended March 31, 2018. The increase in gross margin percentage was attributable to: (i) the cannabis segment, which had $3.92 million and $3.08 million gross profit, or 55.2 percent and 42.2 percent gross margin, for the three months ended March 31, 2019 and 2018, respectively; (ii) the herbs and produce segment, which had $0.40 million and $0.24 million gross profit, or 30.8 percent and 1.6 percent gross margin for the three months ended March 31, 2019 and 2018, respectively. Both the cannabis segment and herbs and produce segment percentage increases were primarily due to operational improvements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2019 were $11.52 million, compared to $10.29 million for the three months ended March 31, 2018, an increase of $1.22 million or 11.9 percent. The increase was primarily due to: (i) a $1.28 million increase in stock options expense related to employee bonuses (ii) a $0.32 million increase in security expense; and (iii) a $0.23 million increase in marketing/advertising expense offset by (iv) a $0.51 million decrease in office supplies expenses.

Operating Income (Loss)

We realized an operating loss of $7.51 million for the three months ended March 31, 2019, compared to an operating loss of $7.17 million for the three months ended March 31, 2018, an increase in loss of approximately $0.34 million or 4.8 percent.

Other Income (Expense)

Other income for the three months ended March 31, 2019 was $2.72 million, compared to other expense of $4.93 million for the three months ended March 31, 2018, an increase of $7.65 million or 155.0 percent. This improvement was primarily attributable to a $5.60 million increase in Gain on Interest in Joint Venture and a $2.00 million decrease in Interest Expense.

Net Loss Attributable to Terra Tech Corp.

We incurred a net loss of $5.07 million, or $0.05 per share, for the three months ended March 31, 2019, compared to a net loss of $12.18 million, or $0.19 per share, for the three months ended March 31, 2018.

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

LIQUIDITY AND CAPITAL RESOURCES

We have never reported net income. We incurred net losses for the three months ended March 31, 2019 and 2018 and have an accumulated deficit of approximately $152.07 million and $142.75 million at March 31, 2019 and December 31, 2018, respectively.

As of March 31, 2019, we had working capital of $11.38 million, including $5.81 million of cash compared to working capital of $12.06 million, including $7.19 million of cash as of December 31, 2018. Current assets were approximately 2.23 times current liabilities as of March 31, 2019, compared to approximately 2.75 times current liabilities as of December 31, 2018.

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

We anticipate requiring additional capital for the commercial development of our facilities. The Hegenberger facility will require approximately $0.80 million in capital to complete. Construction for the completion of the packaging facility for Edible Garden will require approximately $0.80 million.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the fourth quarter of 2020. However, we continue to evaluate various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. In March 2018 we entered into a $40.0 million 2018 Master Security Purchase Agreement with an accredited investor. As of March 31, 2019, the Company has received $31.9 million under this agreement. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations, or if we are able to raise capital, that it will be available to us on acceptable terms, on an acceptable schedule, or at all.

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

Operating Activities

Cash used in operating activities for the three months ended March 31, 2019 was $5.72 million, compared to $5.67 million for the three months ended March 31, 2018, an increase of $0.05 million, or approximately 0.9 percent. The small increase in cash used in operating activities was due to primarily to the change in net loss being offset by the change in gain on revaluation of equity interests.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2019 was $2.82 million, compared to cash used in investing activities of $5.57 million for the three months ended March 31, 2018, a decrease of $2.75 million, or 49.3 percent. During the three months ended March 31, 2019, cash used in investing activities was primarily comprised of expenditures related to the construction of the San Leandro and Oakland facilities.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2019 was $7.15 million, compared to $10.30 million for the three months ended March 31, 2018, a decrease of $3.15 million, or 30.6 percent. The decrease in cash provided by financing activities for the three months ended March 31, 2019 was primarily due to: $4.00 million less proceeds from the issuance of debt partially offset by a $1.55 million increase in proceeds from issuance of stock.

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

Interest Rate Risk

As of March 31, 2019, we had no outstanding variable-rate debt and $18.20 million of principal fixed-rate debt.

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

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2019. Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of March 31, 2019.

We regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. See Note 19 – Litigation and Claims for further information about legal activity

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2018. Please refer to that section for disclosures regarding the risk and uncertainties relating to our business.

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

2.5

First Amendment to Agreement and Plan of Merger, dated February 29, 2016, by and among Terra Tech Corp., a Nevada corporation, Generic Merger Sub, Inc., a California corporation, and Black Oak Gallery, a California corporation (3)

2.6	Form of Agreement of Merger, dated March 31, 2016, by and among Generic Merger Sub, Inc., a California corporation and Black Oak Gallery, a California corporation (3)

3.1	Articles of Incorporation dated July 22, 2008 (4)

3.2	Amended Bylaws, dated August 2, 2018 (5)

3.3	Certificate of Amendment dated July 8, 2011 (6)

3.4	Certificate of Change dated July 8, 2011 (6)

3.5	Certificate of Amendment dated January 27, 2012 (1)

3.6	Form of Amended and Restated Articles of Incorporation of Black Oak Gallery, a California corporation (3)

3.7	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock, dated September 27, 2016 (7)

3.8	Certificate of Amendment to Articles of Incorporation, Dated September 26, 2016 (8)

3.9	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock, dated October 3, 2016 (9)

3.10	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock, dated July 26, 2017 (10)

3.11	Amendment of Bylaws, dated June 20, 2018 (11)

3.12	Certificate of Designation for Series A Preferred Stock (12)

3.13	Amended and Restated Certificate of Designation for Series B Preferred Stock (3)

10.1	Form of Securities Purchase Agreement (13)

10.2	Form of Securities Purchase Agreement (14)

31.1	Certification of Derek Peterson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Michael C. James, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Derek Peterson, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

32.2	Certification of Michael C. James, Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculations Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Presentation Linkbase Document *

_________________

*	Filed herewith
(1)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on February 10, 2012

(2)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on May 6, 2013.

(3)	Incorporated by reference to Annual Report on Form 10-K filed with the SEC on March 29, 2016

(4)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-156421), filed with the SEC on December 23, 2008.

(5)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on August 2, 2018.

(6)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-191954), filed with the SEC on October 28, 2013.

(7)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on September 28, 2016

(8)	Incorporated by reference to Annual Report on Form 10-K filed with the SEC on March 16, 2018

(9)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on October 7, 2016

(10)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on July 27, 2017

(11)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on June 22, 2018

(12)	Incorporated by reference to Amendment No. 3 to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on April 19, 2012.

(13)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on March 29, 2019

(14)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on April 3, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA TECH CORP.

Date: May 9, 2019	By:	/s/ Michael C. James
Michael C. James
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

