Form 10-Q
period 2019-06-30
Terra Tech Corp.
filed 2019-08-08
CIK 1451512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

As of August 2, 2019, there were 109,278,898 shares of common stock outstanding, 12 shares of Series A Preferred Stock, convertible at any time into 12 shares of common stock, 0 shares of Series B Preferred Stock, 1,052,615 shares of common stock issuable upon the exercise of all of our outstanding warrants and 2,560,555 shares of common stock issuable upon the exercise of all vested options.

 TERRA TECH CORP.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED JUNE 30, 2019

TERRA TECH CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except Shares)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS

Current Assets:
Cash	$1,922	$7,193
Accounts Receivable	2,310	1,247
Inventory	3,777	2,280
Assets Held for Sale	11,122	7,501
Prepaid Expenses and Other Current Assets	1,081	741

Total Current Assets	20,212	18,962

Property, Equipment and Leasehold Improvements, Net	43,441	34,139
Intangible Assets, Net	28,137	18,466
Goodwill	36,757	35,173
Other Assets	10,671	897
Other Investments	5,000	12,451

TOTAL ASSETS	$144,218	$120,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current Liabilities:
Accounts Payable and Accrued Expenses	$8,612	$6,901

Total Current Liabilities	8,612	6,901

Long-Term Liabilities:
Long-Term Debt, Net of Discounts	15,863	18,313
Long-Term Lease Liabilities	9,603	-
Total Long-Term Liabilities	25,466	18,313

Total Liabilities	34,078	25,214

STOCKHOLDERS’ EQUITY:
Preferred Stock, Convertible Series A, Par Value 0.001:
100 Shares Authorized as of June 30, 2019 and December 31, 2018; 12 Shares Issued and Outstanding as of June 30, 2019 and December 31, 2018	-	-
Preferred Stock, Convertible Series B, Par Value 0.001:		-
41,000,000 Shares Authorized as of June 30, 2019 and December 31, 2018; 0 Shares Issued and Outstanding as of June 30, 2019 and December 31, 2018	-	-
Common Stock, Par Value 0.001:
990,000,000 Shares Authorized as of June 30, 2019 and December 31, 2018; 109,105,288 and 81,759,415 Shares Issued and Outstanding as of June 30, 2019 and December 31, 2018, respectively (1)	109	82
Additional Paid-In Capital	255,112	236,543
Accumulated Deficit	(157,965)	(142,754)

Total Terra Tech Corp. Stockholders’ Equity	97,256	93,871
Non-Controlling Interest	12,884	1,003

Total Stockholders’ Equity	110,140	94,874

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$144,218	$120,088

(1) Adjusted to reflect the 1-for-15 reverse stock split. See "Note 1 – Description of Business.”

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except for Shares and per-Share info)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Total Revenues	$10,372	$8,718	$17,730	$17,334
Cost of Goods Sold	5,457	5,046	8,811	10,539

Gross Profit	4,915	3,672	8,919	6,795

Selling, General and Administrative Expenses	12,048	9,862	23,564	20,155

Loss from Operations	(7,133)	(6,190)	(14,645)	(13,360)

Other Income (Expense):
Impairment of Assets	(510)	-	(510)	-
Interest Expense, Net	(4,061)	(3,676)	(6,989)	(8,602)
Other Income/Loss	1,022	-	1,070	-
Gain / (Loss) on Interest in Equity Investment	350	-	5,949	-

Total Other Income (Expense)	(3,199)	(3,676)	(480)	(8,602)

Income / (Loss) from Subsidiaries	-	-	-	-

Net Loss	(10,332)	(9,866)	(15,125)	(21,962)
Net Income (Loss) Attributable to Non-Controlling Interest	(191)	105	86	183

NET LOSS ATTRIBUTABLE TO TERRA TECH CORP.	$(10,141)	$(9,971)	$(15,211)	$(22,145)

Net Loss Per Common Share Attributable to Terra Tech Corp. Common Stockholders Basic and Diluted (1)	$(0.10)	$(0.15)	$(0.15)	$(0.33)

Weighted-Average Number of Common Shares Outstanding Basic and Diluted (1)	105,360,358	68,734,997	99,319,032	66,734,450

(1) Adjusted to reflect the 1-for-15 reverse stock split. See Note 1 Description of Business.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(15,125)	$(21,962)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Cancellation of Shares Issued	(58)	(118)
Gain on Sale of Assets	(966)	-
Non-Cash Interest Expense	6,091	8,174
Interest Income Accreted	-	(137)
Depreciation and Amortization	4,024	2,939
Operating Lease Expense	1,024	-
Stock Issued for Compensation	390	553
Stock Issued for Services	59	124
Stock Option Expense	2,236	955
Gain on Revaluation of Equity Interests	(5,949)	-
Impairment Loss	510	-
Other Non-Cash Gains	(130)	-
Changes in Operating Assets and Liabilities:
Accounts Receivable	(932)	(251)
Inventory	(1,502)	1,880
Prepaid Expenses and Other Current Assets	(276)	(572)
Other Assets	(186)	(120)
Accounts Payable and Accrued Expenses	1,758	(1,337)
Payments on Operating Lease Liabilities	(991)	-

NET CASH USED IN OPERATING ACTIVITIES	(10,023)	(9,872)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of Note Receivable	-	(1,012)
Purchase of Property, Equipment and Leasehold Improvements	(3,629)	(7,448)
Purchase of Equity investment	(402)	-
Cash acquired from NuLeaf acquisition	127	-
Proceeds from Sales of Assets	1,321	-

NET CASH USED IN INVESTING ACTIVITIES	(2,583)	(8,460)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Notes Payable	10,000	15,000
Payments of Debt Principal	(1,000)	-
Cash Paid for Debt Discount	(150)	(645)
Proceeds from Issuance of Common Stock	3,850	3,650
Proceeds from Exercise of Warrants	-	76
Cash Paid for Acquisition of Non-Controlling Interest	(6,250)	-
Cash Contribution (Distribution) from Non-Controlling Interest	885	(6)

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,335	18,075

NET CHANGE IN CASH	(5,271)	(257)
NET CHANGE IN CASH CLASSIFIED WITHIN CURRENT ASSETS HELD FOR SALE	-	(35)
Cash at Beginning of Period	7,193	5,446

CASH AT END OF PERIOD	$1,922	$5,154

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash Paid for Interest	$909	$428

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Consolidation of Joint Venture Net Assets	$11,914	$-
Financing Fees in Accounts Payable	$145	$-
Purchase of Land and Building with a Mortgage	$-	$6,500
Claw Back of Escrow Shares	$-	$351
Stock Issued for Assets	$-	$200
Warrants Issued in Conjunction with Debt	$228	$476
Deposits Applied to the Purchase of Property	$-	$3,500
Beneficial Conversion Feature Recorded for Convertible Debt	$5,633	$4,835
Debt Principal Converted to Common Stock	$11,200	$30,600

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018 (1)
(in thousands, except for Shares)

	Preferred Stock
	Convertible Series A		Common Stock		Additional Paid-In	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance at December 31, 2018	12	$-	81,759,415	$82	$236,543	$(142,754)	$1,003	$94,874
Stock Compensation - Employees	-	-	473,334	-	390	-	-	390
Stock Compensation - Services Expense	-	-	66,376	-	59	-	-	59
Stock Cancellation	-	-	(60,000)	-	(58)	-	-	(58)
Debt Conversion - Common Stock	-	-	21,179,712	21	11,372	-	-	11,393
Stock Issued for Cash	-	-	5,686,451	6	3,844	-	-	3,850
Stock Option Expense	-	-	-	-	2,236	-	-	2,236
Issuance of Warrants	-	-	-	-	229	-	-	229
Beneficial Conversion Feature - Convertible Notes	-	-	-	-	5,633	-	-	5,633
Consolidation of NuLeaf Joint Venture	-	-	-	-	-	-	11,914	11,914
Acquisition of Non-Controlling Interest	-	-	-	-	(5,136)	-	(1,003)	(6,139)
Cash Contribution (Distribution) from Non-Controlling Interest	-	-	-	-	-	-	884	884
Net Income Attributable to Non-Controlling Interest	-	-	-	-	-	-	86	86
Net Loss Attributable to Terra Tech Corp.	-	-	-	-	-	(15,211)	-	(15,211)
Balance at June 30, 2019	12	$-	109,105,288	$109	$255,112	$(157,965)	$12,884	$110,140

(1) Adjusted to reflect the 1 for 15 reverse stock split. See Note 1 Description of Business.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018 (1)
(in thousands, except for Shares)

	Preferred Stock
	Convertible Series A		Common Stock		Additional Paid-In	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance at March 31, 2019	12	$-	100,648,444	$101	$253,066	$(147,442)	$9,369	$115,094
Opening balance sheet adjustment - ASC 842	-	-	-	-	-	(382)	-	(382)
Stock Compensation - Employees	-	-	87,798	-	75	-	-	75
Stock Compensation - Services Expense	-	-	40,000	-	36	-	-	36
Debt Conversion - Common Stock	-	-	6,140,763	6	3,533	-	-	3,539
Stock Issued for Cash	-	-	2,188,283	2	1,547	-	-	1,549
Stock Option Expense	-	-	-	-	954	-	-	954
Issuance of Warrants	-	-	-	-	92	-	-	92
Beneficial Conversion Feature - Convertible Notes	-	-	-	-	945	-	-	945
Consolidation of NuLeaf Joint Venture	-	-	-	-	-	-	3,825	3,825
Acquisition of Non-Controlling Interest	-	-	-	-	(5,136)	-	(1,003)	(6,139)
Cash Contribution (Distribution) from Non-Controlling interest	-	-	-	-	-	-	884	884
Net Income Attributable to Non-Controlling Interest	-	-	-	-	-	-	(191)	(191)
Net Loss Attributable to Terra Tech Corp.	-	-	-	-	-	(10,141)	-	(10,141)
Balance at June 30, 2019	12	$-	109,105,288	$109	$255,112	$(157,965)	$12,884	$110,140

(1) Adjusted to reflect the 1 for 15 reverse stock split. See Note 1 Description of Business.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (1)
(in thousands, except for Shares)

	Preferred Stock
	Convertible Series A		Common Stock		Additional Paid-In	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance at December 31, 2017	8	$-	61,818,560	$62	$181,358	$(105,549)	$931	$76,802
Opening Balance Sheet Adjustment - ASU 2017-11	-	-	-	-	5,238	2,548	-	7,786
Beneficial Conversion Feature - Convertible Notes	-	-	-	-	4,835	-	-	4,835
Stock Compensation - Employees	-	-	173,394	-	553	-	-	553
Stock Compensation - Services Expense	-	-	44,282	-	124	-	-	124
Stock Cancellation	-	-	(24,510)	-	(118)	-	-	(118)
Reverse Stock Split	-	-	46,688	-	(0)	-	-	(0)
TCD Acquisition Clawback	-	-	(101,083)	-	(351)	-	-	(351)
Warrant Exercise	-	-	224,925	-	76	-	-	76
Debt Conversion - Common Stock	-	-	7,303,244	7	22,227	-	-	22,234
Stock Issued for Cash	-	-	1,314,147	1	3,649	-	-	3,650
Stock Issued for Assets	-	-	53,332	-	200	-	-	200
Stock Option Expense	-	-	-	-	955	-	-	955
Issuance of Warrants	-	-	-	-	466	-	-	466
Warrants Adjustment (ASU 2017-11)	-	-	-	-	112	-	-	112
Reverse Loss on Extinguishment of Debt (ASU 2017-11)	-	-	-	-	(4,137)	-	-	(4,137)
Net Income Attributable to Non-Controlling Interest	-	-	-	-	-	-	183	183
Net Loss Attributable to Terra Tech Corp.	-	-	-	-	-	(22,146)	-	(22,146)
Balance at June 30, 2018	8	$-	70,852,979	$70	$215,187	$(125,147)	$1,114	$91,224

(1) Adjusted to reflect the 1 for 15 reverse stock split. See Note 1 Description of Business.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (1)
(in thousands, except for Shares)

	Preferred Stock
	Convertible Series A		Common Stock		Additional Paid-In	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance at March 31, 2018	8	$-	65,344,816	$65	$201,570	$(115,176)	$1,010	$87,469
Beneficial Conversion Feature - Convertible Notes	-	-	-	-	1,023	-	-	1,023
Stock Compensation - Employees	-	-	91,888	-	264	-	-	264
Stock Compensation - Services Expense	-	-	37,872	-	107	-	-	107
Warrant Exercise	-	-	27,800	-	25	-	-	25
Debt Conversion - Common Stock	-	-	4,170,220	4	12,744	-	-	12,748
Stock Issued for Cash	-	-	1,153,717	1	2,899	-	-	2,900
Stock Issued for Assets	-	-	26,666	-	100	-	-	100
Stock Option Expense	-	-	-	-	480	-	-	480
Issuance of warrants	-	-	-	-	-	-	-	-
Warrants Adjustment (ASU 2017-11)	-	-	-	-	112	-	-	112
Reverse Loss on Extinguishment of Debt (ASU 2017-11)	-	-	-	-	(4,137)	-	-	(4,138)
Net Income Attributable to Non-Controlling Interest	-	-	-	-	-	-	104	104
Net Loss Attributable to Terra Tech Corp.	-	-	-	-	-	(9,971)	-	(9,971)
Balance at June 30, 2018	8	$-	70,852,979	$70	$215,187	$(125,147)	$1,114	$91,224

(1) Adjusted to reflect the 1 for 15 reverse stock split. See Note 1 Description of Business.

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

On March 12, 2018, the Company implemented a 1-for-15 reverse stock split of the Company’s common stock (the “Reverse Stock Split”). The Reverse Stock Split became effective in the stock market upon commencement of trading on March 13, 2018. As a result, every fifteen shares of the Company’s pre-Reverse Stock Split common stock were combined and reclassified into one share of the Company’s common stock. The number of common stock shares subject to outstanding options, warrants and convertible securities were also reduced by a factor of fifteen as of March 13, 2018. All historical share and per share amounts reflected throughout the unaudited consolidated financial statements have been adjusted to reflect the Reverse Stock Split. The authorized number of shares and the par value per share of the Company’s common stock were not affected by the Reverse Stock Split.

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

Liquidity

As of June 30, 2019, the Company’s principal sources of liquidity consisted of approximately $1.92 million of cash, future cash generated from operations, disposition of assets and available sources of financing. The Company believes its current cash balances coupled with anticipated cash flow from operating and investing activities will be sufficient to meet its working capital requirements for at least one year from the date of the issuance of the accompanying financial statements. The Company continues to control its cash expenses as a percentage of expected revenue on an annual basis and thus may use its cash balances in the short-term to invest in revenue growth. Based on current internal projections, the Company believes it has and/or will generate sufficient cash for its operational needs. The company believes that it has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying financial statements.

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

Customer Relationships	3 to 5 Years
Trademarks	2 to 8 Years
Licenses	10 to 14 Years
Management Service Agreement	15 Years

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

Disaggregation of Revenue

See “Note 18 – Segment Information” for revenues disaggregated by type as required by ASC Topic 606. The company believes this level of disaggregation sufficiently depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

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

NOTE 3 – CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in several financial institutions that are insured by either the Federal Deposit Insurance Corporation or the National Credit Union Association up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations and it maintains significant cash on hand at certain of its locations. The Company has not historically experienced any material loss from carrying cash on hand. The amount in excess of insured limitations was $0.28 million and $4.83 million as of June 30, 2019 and December 31, 2018, respectively.

The Company provides credit in the normal course of business to customers located throughout the U.S. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. There were no customers that comprised more than 10.0% of the Company’s revenue for the three months ended June 30, 2019 and 2018.

The Company sources cannabis products for retail, cultivation and production from various vendors. However, as a result of regulations in the State of California, the Company’s California retail, cultivation and production operations must use vendors licensed by the State. As a result, the Company is dependent upon the licensed vendors in California to supply products. If the Company is unable to enter into a relationship with sufficient members of properly licensed vendors, the Company's sales may be impacted. During the six months ended June 30, 2019, we did not have any concentration of vendors for inventory purchases. However, this may change depending on the number of vendors who receive appropriate licenses to operate in the State of California.

NOTE 4 – ASSETS HELD FOR SALE

As of June 30, 2019, there are three asset groups that met the criteria to be recorded as held for sale under ASC 360: (1) management, having the authority to approve the action, committed to a plan to sell the asset, (2) the asset group was available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets, (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset group have been initiated, (4) the sale of the asset group was probable, and transfer of the asset group was expected to qualify for recognition as a completed sale, within one year, (5) the asset group was being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

The components of assets held for sale are as follows:

(in thousands)
Components Of Assets Held for Sale:	June 30, 2019

Inventory	$979
Prepaid Expenses and other assets	73
Property, Equipment and Leasehold Improvements, Net	10,069
Other Assets	1

Assets Held for Sale	$11,122

NOTE 5 – VARIABLE INTEREST ENTITY ARRANGEMENTS

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

In February 2019, we amended and restated the NuLeaf  agreements and obtained control of the operations of NuLeaf. The Company has determined these entities are variable interest entities in which the Company is the primary beneficiary by reference to the power and benefits criterion under ASC 810, “Consolidation.” The provisions within the amended agreement grant the Company the power to manage and make decisions that affect the operation of these entities. As the primary beneficiary of NuLeaf Sparks Cultivation, LLC and NuLeaf Reno Production, LLC, the Company began consolidating the accounts and operations of these entities as of March 1, 2019. All intercompany transactions are eliminated in the unaudited consolidated financial statements. Effective as of March 1, 2019, we consolidate the results of NuLeaf in our consolidated financial statements and report its results in our cannabis segment. We remeasured our equity method investment in NuLeaf to estimated fair value, which resulted in a non-cash gain of $5.95 million that was recorded in non-operating income; recognized redeemable noncontrolling interest for NuLeaf, Inc.’s interest in NuLeaf at an estimated fair value of $12.05 million; and recognized $12.16 million of net assets, including cash acquired, at fair value. As part of our purchase price allocation, we recorded $1.58 million of goodwill, primarily related to the value of the existing workforce, and $11.57 million of intangible assets, primarily related to licenses with a weighted-average life of 10 years. The goodwill recorded is not deductible for tax purposes. The measurement period is expected to be closed in the third quarter of 2019.

Year to date revenue and net loss attributed to NuLeaf is $1.27 million and $1.20 million, respectively. Additional pro forma information was omitted as amounts are not material.

The aggregate carrying values of Sparks Cultivation, LLC and NuLeaf Reno Production, LLC assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows:

	(in thousands)	(in thousands)
	June 30,	December 31,
	2019	2018
Current Assets:
Cash	$203	$
Accounts Receivable, Net	311
Inventory	2,312
Prepaid Expenses and Other Current Assets	55
Total Current Assets	2,881
Property, Equipment and Leasehold Improvements, Net	10,659
Intangible Assets, Net	11,187
Goodwill	1,584
Other Assets	657

TOTAL ASSETS	$26,968	$

Current Liabilities:
Accounts Payable and Accrued Expenses	$343	$
Long-Term Debt	463

TOTAL LIABILITIES	$806	$

NOTE 6 – INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Hydrofarm

On August 28, 2018, the Company entered into a Subscription Agreement with Hydrofarm Holdings Group, Inc. (“Hydrofarm”), one of the leading independent providers of hydroponic products in North America, pursuant to which the Company agreed to purchase from Hydrofarm and Hydrofarm agreed to sell to the Company 2,000,000 Units, each Unit consisting of one share of common stock and one warrant to purchase one-half of a share of common stock for an initial exercise price of $5.00 per share, for $2.50 per unit for an aggregate purchase price of $5.00 million. The $5.00 million investment in Hydrofarm was recorded at cost and is included in other investments on the unaudited consolidated balance sheet as of June 30, 2019.

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

Inventory consists of the following:

	(in thousands)
	June 30,	December 31,
	2019	2018

Raw Materials	$2,094	$1,213
Work-in-Progress	1,871	882
Finished Goods	1,809	1,203
Inventory Reserve	(1,018)	(1,018)
Held For Sale	(979)	-

Total Inventory	$3,777	$2,280

NOTE 9 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment, and leasehold improvements, net consists of the following:

	(in thousands)
	June 30,	December 31,
	2019	2018

Land and Building	$22,401	$22,401
Furniture and Equipment	6,085	3,652
Computer Hardware	593	531
Leasehold Improvements	22,603	8,525
Construction in Progress	10,025	12,288

Subtotal	61,707	47,397
Less Accumulated Depreciation	(8,197)	(5,807)
Less Assets Held for Sale	(10,069)	(7,451)
Property, Equipment and Leasehold Improvements, Net
	$43,441	$34,139

Depreciation expense related to property, equipment and leasehold improvements for the six months ended June 30, 2019 and 2018 was $2.11 million and $1.07 million, respectively.

NOTE 10 – NOTES PAYABLE

Notes payable consists of the following:

	(in thousands)
	June 30,	December 31,
	2019	2018
Promissory note dated November 22, 2017, issued for the purchase of real property. Matures December 1, 2020, with an option to extend the maturity date 1 year. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter up to 13.5%. In the event of default, the note is convertible at the holder's option.	$4,500	$4,500
Promissory note dated January 18, 2018, issued for the purchase of real property. The promissory note is collateralized by the land and building purchased and matures February 1, 2021, with an option to extend the maturity date 1 year. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter up to 13.0%. The full principle balance and accrued interest are due at maturity. In the event of default, the note is convertible at the holder's option.	6,500	6,500
Senior convertible promissory note dated July 25, 2018, issued to accredited investors under the 2018 Master Securities Purchase and Convertible Promissory Notes Agreement, which matures January 25, 2020 and bears interest at a rate of 7.5% per annum. The conversion price is $4.50, subject to adjustment.	150	150
Senior convertible promissory note dated September 6, 2018, issued to accredited investors under the 2018 Master Securities Purchase and Convertible Promissory Notes Agreement, which matures March 7, 2020 and bears interest at a rate of 7.5% per annum. The conversion price is $4.50, subject to adjustment.	-	1,200
Promissory note dated October 5, 2018 , issued for the purchase of real property. Matures October 5, 2021. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter up to 13.5%. In the event of default, the note is convertible at the holder's option.	1,600	1,600
Securities Purchase Agreement dated December 3, 2018, issued to accredited investors, which matures June 3, 2020 and bears interest at a rate of 3.0% per annum. The conversion price is 5.0% discount to the average of the three (3) lowest VWAPs in the five (5) trading days prior to the conversion date.	-	7,000
Senior convertible promissory note dated March 12, 2019, issued to accredited investors under the 2018 Master Securities Purchase and Convertible Promissory Notes Agreement, which matures September 12, 2020 and bears interest at a rate of 7.5% per annum. The conversion price is $4.50, subject to adjustment.	2,000	-
Senior convertible promissory note dated June 11, 2019, issued to accredited investors under the 2018 Master Securities Purchase and Convertible Promissory Notes Agreement, which matures December 11, 2020 and bears interest at a rate of 7.5% per annum. The conversion price is $4.50, subject to adjustment.	4,000	-

Long-Term Debt - Promissory Notes	$18,750	$20,950
Vehicle Loans	57	-
Less: Debt Discount	(2,944)	(2,637)
Net Long Term Debt	$15,863	$18,313

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

On June 11, 2019, Terra Tech Corp. (the “Company”) issued a 7.5% Senior Convertible Promissory Note due December 11, 2020 (the “Note”) in the principal amount of $4.00 million to an accredited investor (the “Purchaser”) for a purchase price of $4.00 million (the “Offering”) pursuant to a Securities Purchase Agreement with the Purchaser, dated as of March 12, 2018 (the “Purchase Agreement”). The Note and the shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), issuable upon conversion of the Note (the “Conversion Shares”) are collectively referred to herein as the “Securities.” The Note is the seventh of eight tranches of 7.5% Senior Convertible Promissory Notes to be issued by the Company to the Purchaser pursuant to the Purchase Agreement.

During the six months ended June 30, 2019, the Company converted debt and accrued interest into 21,179,712 shares of the Company’s common stock.

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

NOTE 11 – FAIR VALUE MEASUREMENTS

As of June 30, 2019 and 2018, the Company did not hold any financial assets or liabilities measured at fair value on a recurring basis.

Nonfinancial assets, such as property, equipment and leasehold improvements, goodwill, and intangible assets, are required to be measured at fair value only when an impairment loss is recognized. See “Note 9 Property, Equipment and Leasehold Improvements, Net” for further information on fixed assets.

NOTE 12 – TAX EXPENSE

For the three and six months ended June 30, 2019 and 2018, the Company had no income tax expense (benefit).

As of June 30, 2019 and December 31, 2018, the components of deferred income tax assets and (liabilities) were as follows:

	(in thousands)
	June 30,	December 31,
	2019	2018
Deferred income tax assets:
Options expense	$1,685	$1,018
Allowance for Doubtful Accounts	33	33
Net operating Losses	15,459	13,409

	17,177	14,460
Deferred income tax liabilities:
Depreciation	(2,181)	(829)
Total	14,996	13,631

Valuation allowance	(14,996)	(13,631)

Net deferred tax assets (liabilities)	$-	$-

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

For the three and six months ended June 30, 2019 and 2018, the Company had subsidiaries that produced and sold cannabis or cannabis pure concentrates, subjecting the Company to the limits of Internal Revenue Code (“IRC”) Section 280E. Pursuant to IRC Section 280E, the Company is allowed only to deduct expenses directly related to sales of product. The State of California does not conform to IRC Section 280E and, accordingly the Company is allowed to deduct all operating expenses on its California income tax returns. As the Company files consolidated federal income tax returns, the taxable income generated from its subsidiaries subject to IRC Section 280E has been offset by losses generated by operations not subject to IRC Section 280E.

Permanent tax differences include ordinary and necessary business expenses deemed by the Company as nonallowable deductions under IRC Section 280E; nondeductible expenses for interest, derivatives and warrant expense related to debt financings and nondeductible losses related to various acquisitions.

As of June 30, 2019, and December 31, 2018, the Company had net operating loss carryforwards of approximately $51.38 million and $42.78 million, respectively, which, if unused, will expire beginning in the year 2034. These tax attributes are subject to an annual limitation from equity shifts, which constitute a change of ownership as defined under IRC Section 382, which will limit their utilization. The Company assessed the effect of these limitations and did not believe the losses through December 31, 2017 to be substantially limited. The Company has not completed a study through June 30, 2019 to assess whether an ownership change under Section 382 of the Code has occurred since December 31, 2017. The Company may have experienced various ownership changes, as defined by the Code, as a result of financing transactions. Accordingly, the Company's ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, the Company may not be able to take full advantage of these carryforwards for federal or state income tax purposes.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred through the period ended June 30, 2019. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of June 30, 2019, a valuation allowance of has been recorded against all net deferred tax assets as these assets are more likely than not to be unrealized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. All tax years are subject to examination.

NOTE 13 – EQUITY

Common Stock

During the six months ended June 30, 2019, senior secured convertible promissory notes and accrued interest in the amount of $11.39 million were converted into 21,179,712 shares of common stock.

During the six months ended June 30, 2019, the Company cancelled 60,000 shares of common stock valued at $0.01 million and issued 539,710 shares of common stock for compensation in the amount of $0.45 million.

During the six months ended June 30, 2019, the Company sold 2,094,177 shares of common stock for the net amount of $1.35 million pursuant to an equity financing facility with an accredited investor and sold 3,592,274 shares of common stock for the net amount of $2.50 million to other accredited investors.

NOTE 14 – STOCK-BASED COMPENSATION

2016 & 2018 Equity Incentive Plans

In the first quarter of 2016, the Company adopted the 2016 Equity Incentive Plan. In the fourth quarter of 2018, the Company adopted the 2018 Equity Incentive Plan. On June 20, 2019, the Company amended the number of shares reserved for issuance to 15,000,000. The following table contains information about the 2016 and the 2018 Equity Incentive Plans as of June 30, 2019:

	Awards Reserved for Issuance	Awards Outstanding	Awards Available for Grant

2016 Equity Incentive Plan	2,000,000	1,461,064	538,936
2018 Equity Incentive Plan	15,000,000	9,800,818	5,199,182

Stock Options

The following table summarizes the Company’s stock option activity and related information for the three months ended June 30, 2019:

				(in thousands)
	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options

Options Outstanding as of January 1, 2019	8,400,629	$1.56

Options Granted	4,000,818	$0.62
Options Exercised	-	$-
Options Forfeited	(80,000)	$2.09
Options Expired	-	$-
Options Outstanding as of June 30, 2019	12,321,447	$1.25	9.4 years	$-
Options Exercisable as of June 30, 2019	3,285,156	$1.71	9.0 years	$-

The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price of $0.58 on June 30, 2019, and the exercise price of options, multiplied by the number of options. As of June 30, 2019, there was $8.06 million total unrecognized stock-based compensation. Such costs are expected to be recognized over a weighted-average period of approximately 2.75 years.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following weighted-average assumptions were used to calculate stock-based compensation for issuances during the three months ended June 30, 2019:

	June 30,	June 30,
	2019	2018
Expected term (years)	6 Years	6.5 Years
Volatility	115.7%	126.9-128.0%
Risk-Free Interest Rate	1.9%	2.5-2.8%
Dividend Yield	0%	0%

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

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted grants of common stock to employees, directors and non-employee consultants in the consolidated statement of operations which are included in selling, general and administrative expenses:

	(in thousands except for shares / options)

	For the Three Months Ended
	June 30, 2019			June 30, 2018
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense		Number of Shares or Options Granted	Stock-Based Compensation Expense

Stock Options	3,520,000	$954		66,667	$481

Stock Grants:
Employees (Common Stock)	87,798	75		91,888	265
Non–Employee Consultants (Common Stock)	40,000	36	*	37,872	107

Total Stock–Based Compensation Expense		$1,065			$853

* Excludes adjustments for shares cancelled.

	For the Six Months Ended
	June 30, 2019		June 30, 2018
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense	Number of Shares or Options Granted	Stock-Based Compensation Expense

Stock Options	4,000,818	$2,236	866,667	$955

Stock Grants:
Employees (Common Stock)	473,334	390	173,394	553
Non–Employee Consultants (Common Stock)	66,376	59	44,282	124

Total Stock–Based Compensation Expense		$2,685		$1,632

NOTE 15 – WARRANTS

The Company has the following shares of common stock reserved for exercise of the warrants outstanding as of June 30, 2019:

	Shares	Weighted-Average Exercise Price

Warrants Outstanding as of January 1, 2019	1,053,252	$4.28
Warrants Exercised	-	-
Warrants Granted	311,318
Warrants Expired	(194,029)	0.87
Warrants Outstanding as of June 30, 2019	1,170,541	$2.95

The following weighted-average assumptions were used to calculate the fair value of warrants issued during the period ended June 30, 2019 and 2018 using the Black-Scholes option pricing model:

	June 30,	June 30,
	2019	2018
Expected Term (years)	6 Years	5 Years
Volatility	115.7%	118.9%
Risk-Free Interest Rate	1.8%	2.5%
Dividend Rate	0%	0%

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

The components of total lease cost were as follows:

(in thousands)
Six Months Ended June 30,
2019
Short-term lease cost (a)	$86
Operating lease cost	996
Total lease cost	$1,082

(a) Includes leases with terms of one year or less.

Cash paid for amounts included in operating lease liabilities was $0.54 million for the six months ended June 30, 2019. As of June 30, 2019, short term lease liabilities of $0.95 million are included in “Accounts Payable and Accrued Expenses” on the unaudited consolidated balance sheet. The table below presents total operating lease ROU assets and lease liabilities as of June 30, 2019:

(in thousands)
Six Months Ended June 30,
2019
Operating lease ROU assets	$10,048
Operating lease liabilities	10,549

The table below presents the maturities of operating lease liabilities as of June 30, 2019:

(in thousands)
Operating
Leases
2019	$2,060
2020	2,218
2021	2,104
2022	2,104
2023	2,104
Thereafter	6,174
Total lease payments	16,764
Less: Payments Made in 1st Half of 2019	(996)
Less: Discount	(5,219)
Total operating lease liabilities	$10,549

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets:

Six Months Ended June 30,
2019
Weighted average remaining lease term (years)	7.6
Weighted average discount rate	11.1%

NOTE 17 – COMMITMENTS AND CONTINGENCIES

California Operating Licenses

Effective January 1, 2018 the State of California allowed for adult use cannabis sales. California’s cannabis licensing system is being implemented in two phases. First, beginning January 1, 2018, temporary permits were to be issued and the state anticipated issuing annual licenses by May of 2018. Licensees were eligible for several 90 days extensions to their temporary licenses. Throughout 2018 Terra Tech subsidiaries operated compliantly and were eligible for all extensions.

As of June 2019, the State of California has issued provisional licenses for Blum San Leandro, Blum Oakland, Blum Santa Ana, and Black Oak Distribution. These provisional licenses are valid for one year and require the licensee to be Metrc compliant. Licenses are issued only after an extensive review of operational and corporate documents that provide assurance to the State of California that lawful and transparent operations are being conducted and verify transparency of financial and ownership information.

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

During 2019, the San Leandro retail dispensary commenced operations and the associated operating segment is now included in the “Cannabis Dispensary, Cultivation and Production” reportable segment. Additionally, during 2019, a real estate operating segment held assets that were reclassified as “held for sale,” as they met the requirements for such classification under ASC 360. As the assets are no longer utilized for cannabis retail operations, the related operating segment is now included in the “Real Estate and Construction” reportable segment. Prior period information has been revised to conform to the current period presentation. Summarized financial information concerning the Company’s reportable segments is shown in the following tables.

Total asset amounts at June 30, 2019 and 2018 exclude intercompany receivable balances eliminated in consolidation.

	For the Three Months Ended June 30, 2019 (Unaudited) (in thousands)
	Herbs and Produce Products	Cannabis Dispensary, Cultivation and Production	Real Estate	Eliminations and Other	Total

Total Revenues	$1,816	$10,076	$17	$(1,537)	$10,372
Cost of Goods Sold	1,599	4,749	-	(891)	5,457

Gross Profit	217	5,327	17	(646)	4,915

Selling, General and Administrative Expenses	1,241	5,561	308	4,938	12,048

Loss from Operations	(1,024)	(234)	(291)	(5,584)	(7,133)

Income (Loss) from Subsidiaries	-	-	-	-	-

Other Income (Expense):
Impairment of Property and Equipment	-	(114)	-	(396)	(510)
Interest Income (Expense)	-	141	(695)	(3,507)	(4,061)
Other Income / (Loss)	-	18	6	998	1,022
Gain on Interest in Joint Venture	-	-	-	350	350

Total Other Income (Expense)	-	45	(689)	(2,555)	(3,199)

Net Loss	$(1,024)	$(189)	$(980)	$(8,139)	$(10,332)

Total Assets at June 30, 2019	$6,902	$106,251	$22,812	$8,252	$144,218

Assets Held for Sale at June 30, 2019	$-	$2,471	$8,651	$-	$11,122

	For the Six Months Ended June 30, 2019 (Unaudited) (in thousands)
	Herbs and Produce Products	Cannabis Dispensary, Cultivation and Production	Real Estate	Eliminations and Other	Total

Total Revenues	$3,120	$17,079	$34	$(2,503)	$17,730
Cost of Goods Sold	2,502	7,992	-	(1,684)	8,811

Gross Profit	618	9,087	34	(819)	8,919

Selling, General and Administrative Expenses	2,322	10,407	357	10,478	23,564

Loss from Operations	(1,704)	(1,320)	(323)	(11,297)	(14,645)

Income (Loss) from Subsidiaries	-	-	-	-	-

Other Income (Expense):
Impairment of Assets	-	(114)	-	(396)	(510)
Interest Income (Expense)	-	-	(973)	(6,016)	(6,989)
Other Income / (Loss)	-	54	6	1,010	1,070
Gain on Interest in Joint Venture	-	-	-	5,949	5,949

Total Other Income (Expense)	-	(60)	(967)	547	(480)

Net Loss	$(1,704)	$(1,380)	$(1,290)	$(10,750)	$(15,125)

Total Assets at June 30, 2019	$6,902	106,251	22,812	8,252	144,218

Assets Held for Sale at June 30, 2019	$-	$2,471	$8,651	$-	$11,122

	For the Three Months Ended June 30, 2018 (Unaudited)(in thousands)
	Herbs and Produce Products	Cannabis Dispensary, Cultivation and Production	Real Estate	Eliminations and Other	Total

Total Revenues	$1,696	$7,151	$11	$(140)	$8,718
Cost of Goods Sold	1,106	4,040	-	(100)	5,046

Gross Profit	590	3,111	11	(40)	3,672

Selling, General and Administrative Expenses	995	4,340	76	4,451	9,862

Loss from Operations	(405)	(1,229)	(65)	(4,491)	(6,190)

Other Income (Expense):
Interest Income (Expense)	-	-	(346)	(3,330)	(3,676)
Other Income / (Loss)	-	-	-	-	-

Total Other Income (Expense)	-	(0)	(346)	(3,330)	(3,676)

Net Loss	$(405)	$(1,229)	$(411)	$(7,821)	$(9,866)

Total Assets at June 30, 2018	$6,321	$71,592	$-	$31,878	$109,791

Assets Held for Sale at June 30, 2018	$-	$904	$-	$-	$904

	For the Six Months Ended June 30, 2018
	Herbs and Produce Products	Cannabis Dispensary, Cultivation and Production	Real Estate	Eliminations and Other	Total

Total Revenues	$2,980	$14,213	$28	$113	$17,334
Cost of Goods Sold	2,405	7,960	-	174	10,539

Gross Profit	575	6,253	28	(61)	6,795

Selling, General and Administrative Expenses	1,937	9,766	365	8,087	20,155

Loss from Operations	(1,362)	(3,513)	(337)	(8,148)	(13,360)

Other Income (Expense):
Interest Expense	-	-	(588)	(8,014)	(8,602)
Other Income / (Loss)	-	-	-	-	-

Total Other Income (Expense)	-	-	(588)	(8,014)	(8,602)

Net Loss	$(1,362)	$(3,513)	$(925)	$(16,162)	$(21,962)

Total Assets at June 30, 2018	$6,321	$71,592	$-	$31,878	$109,791

Assets Held for Sale at June 30, 2018	$-	$904	$-	$-	$904

NOTE 19 – LITIGATION AND CLAIMS

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued if such disclosure is necessary for the Company’s financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there were no matters that required an accrual as of June 30, 2019.

On April 11, 2018, the Company filed a lawsuit in the United States District Court, Central District of California against Kenneth Vande Vrede, Michael Vande Vrede, Steven Vande Vrede, Daniel Vande Vrede, Greda Vande Vrede, Beverly Willekes, Brian Vande Vrede, GroRite, Inc. (“GroRite”) and Naturally Beautiful Plant Products, LLC (“Naturally Beautiful”) alleging breach of contract, breach of fiduciary duties, conversion, fraud, breach of covenant of good faith and fair dealing, misappropriation of trade secrets, and conspiracy related to, among other things, the Share Exchange Agreement, dated as of April 24, 2013 among the Company, the Company’s wholly-owned subsidiary, Edible Garden Corp. (“Edible Garden”), and the individual defendants (the “Share Exchange Agreement”). The Company sought monetary damages, including attorneys’ fees and expenses, return of shares of the Company’s common stock issued to the individual defendants under the Share Exchange Agreement, return of stock options issued to the individual defendants, and return of the Company’s intellectual property. As of February 25, 2019, the Court has dismissed all defendants except for Kenneth Vande Vrede based on the other defendants’ lack of contacts with the State of California. In the interest of judicial economy, Terra Tech dismissed this matter without prejudice and it is now being pursued with the other matters pending in New Jersey, discussed below.

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

On April 11, 2018, Kenneth Vande Vrede, Michael Vande Vrede and Steven Vande Vrede (collectively, the “Vande Vrede Brothers”) filed a lawsuit in the Superior Court of New Jersey Law Division, Warren County against the Company and Edible Garden alleging, among other things, that the Company and Edible Garden improperly suspended the Vande Vrede Brothers from their positions with the Company and Edible Garden. The Vande Vrede Brothers were seeking, among other things, a declaratory judgment that they did not violate their fiduciary duties owed to the Company or Edible Garden and reinstating the Vande Vrede Brothers to their status with the Company and Edible Garden prior to their suspensions and attorneys’ fees and costs. The original complaint in this matter was never served, and on June 12, 2018, the Vande Vrede Brothers, and now David Vande Vrede, Daniel Vande Vrede, Beverly Willekes, and Whitetown Realty filed an amended complaint against Terra Tech, Edible Garden, Derek Peterson, Michael James, and Michael Nahass. The Company filed a pre-answer motion to dismiss the amended complaint, arguing that any of the plaintiff’ claims that relate to the Share Exchange Agreement, belong in the already existing lawsuit in California, and any of the plaintiff’ claims that relate to the lease, belong in the already existing lawsuits in New Jersey. The Company disputes the Vande Vredes’ allegations in the lawsuit and intends to vigorously defend itself. On September 19, 2018, the Superior Court of New Jersey, Warren County denied the Company’s pre-answer motion to dismiss without prejudice and transferred the matter to Morris County to be consolidated with the other two matters already pending in Morris County, and the Company renewed its pre-answer motion to dismiss in Morris County. On December 17, 2018, the Superior Court of New Jersey, Morris County denied the Company’s motion to dismiss. On January 22, 2019, the Company filed its answer and asserted counterclaims for breach of contract, breach of fiduciary duty, conversion, fraud, misappropriation of trade secrets, and conspiracy in Superior Court of New Jersey, Morris County against the Vande Vredes. On February 28, 2019, the court held a case management conference for all the three consolidated matters in Morris County and set a discovery end date of October 15, 2019.

On April 15, 2019, the Vande Vrede Brothers, David VandeVrede, Daniel Vande Vrede, Beverly Willekes, and Whitetown Realty filed a motion to dismiss certain aspects of the Company’s counterclaims. The Company filed its opposition to this motion on May 2, 2019. The motion to dismiss was returnable on May 10, 2019, but no decision has been issued by the court to date.

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

On November 21, 2018, Heidi Loeb Hegerich, Forever Green NV, and Forever Young Investments, L.L.C. filed a lawsuit (the “Lawsuit”) against the Company, certain of its subsidiaries and affiliates, and certain unrelated parties in the Second Judicial District of the County of Washoe, State of Nevada (the “Court”), Case Number CV1802322, alleging, among other things, breach of fiduciary duty, breach of contract, and fraud, and seeking monetary damages and equitable relief. On February 26, 2019, the Company, MediFarm I, MediFarm II, MediFarm I RE and other parties (collectively, the “Terra Tech Parties”) entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Heidi Loeb Hegerich, Forever Green and Forever Young (collectively, the “Loeb Parties”) pursuant to which the Terra Tech Parties and the Loeb Parties agreed to settle and dismiss with prejudice the Lawsuit. Entering into the Settlement Agreement is not an admission or acknowledgement of liability or responsibility on the part of the Company in connection with the Lawsuit. The only material relationship between the Company and Ms. Hegerich, Forever Green and Forever Young, other than in respect of the SPA and the Settlement Agreement, was their membership in MediFarm I, MediFarm II and MediFarm I RE. On June 26, 2019, the Court dismissed the Lawsuit with prejudice.

In conjunction with the settlement, the Company entered into a Securities Purchase Agreement (the “SPA”) with Forever Green NV (“Forever Green”) and Forever Young Investments, L.L.C. (“Forever Young”) pursuant to which the Company agreed to purchase Forever Green’s 50% membership interest in MediFarm I LLC (“MediFarm I”), Forever Green’s 15% membership interest in MediFarm II, LLC (“MediFarm II”), and Forever Young’s 50% membership interest in MediFarm I Real Estate, LLC (“MediFarm I RE”) for aggregate consideration of $6.30 million. Following receipt of approval of the Nevada Department of Taxation, those transactions closed on June 12, 2019. As a result, the Company owns 100% of MediFarm I, 100% of MediFarm RE and 70% of MediFarm II. MediFarm I owns the Company’s Blüm dispensary located at 1085 S. Virginia St. Suite A, Reno, NV 89502, and MediFarm I RE owns the building which houses the dispensary.

NOTE 20 – SUBSEQUENT EVENTS

On July 1, 2019, the Company entered into Independent Director Agreements (the “Director Agreements”) with Steven J. Ross and Alan Gladstone. The Company agreed to pay each of Mr. Ross and Mr. Gladstone $12,500 per month for a period of three years beginning on July 1, 2019. The cash compensation includes $10,000 per month for service as a Director and $2,500 per month for service as the Chairperson of one or more board committees. The Company also issued to each of Mr. Ross and Mr. Gladstone 86,805 restricted shares of the Company’s common stock (“Common Stock”), all of which vested on the date of appointment, and an option to purchase an additional 86,805 shares of Common Stock with an exercise price of the closing price of the Common Stock on the date of the Director Agreements, which vest over a three-year period. In addition, a stock option and stock issuance of equivalent value are to be issued at the one year and two-year anniversary dates of the Director Agreements.

Additionally, on July 1, 2019, the Company entered into employment agreements (“Employment Agreements”) with each of its’ Executive Officers. The Employment Agreement entered into with the Company’s Chief Executive Officer, Derek Peterson (the “Peterson Agreement”), is for a term of three years and beginning on the third anniversary of signing shall be automatically extended for successive one (1) year periods, unless the Company or Mr. Peterson provides the other at least ninety (90) days prior written notice before the next renewal term, that the term shall not be extended. Mr. Peterson’s base salary shall be Three Hundred Nine Thousand Dollars ($309,000) and he shall also be eligible for a performance bonus equal to 100% of his base salary (“Peterson Target Performance Bonus”). The Peterson Target Performance Bonus shall be based on performance and achievement of Company goals and objectives as defined by the Board of Directors or Compensation Committee and may be greater or less than the Peterson Target Performance Bonus.

The Employment Agreement entered into with the Company’s President & Chief Operating Officer, Michael Nahass (the “Nahass Agreement”), is for a term of three years and beginning on the third anniversary of signing shall be automatically extended for successive one (1) year periods, unless the Company or Mr. Nahass provides the other at least ninety (90) days prior written notice before the next renewal term, that the term shall not be extended. Mr. Nahass’ base salary shall be Two Hundred Eighty-Three Thousand Two Hundred Fifty Dollars ($283,250) and he shall also be eligible for a performance bonus equal to 100% of his base salary (“Nahass Target Performance Bonus”). The Nahass Target Performance Bonus shall be based on performance and achievement of Company goals and objectives as defined by the Board of Directors or Compensation Committee and may be greater or less than the Nahass Target Performance Bonus.

In the event of termination by the Company without cause or by Mr. Peterson or Mr. Nahass for good reason or in the event of a change of control (“Qualified Termination”), Mr. Peterson and Mr. Nahass shall be eligible for the following severance benefits (“Severance Benefits”); (i) the greater of (i) the remaining compensation during the initial term of the James Agreement or (ii) an amount equal to two (2) times their then current annual base salary, paid in equal installments over a two (2) month period beginning with the first normal payroll period after the effective date of the Qualified Termination, less any taxes and withholding as may be necessary pursuant to law; and (ii) a number of shares of the Common Stock (or the common stock of a successor company following a change of control) with an aggregate value of Two Million Dollars ($2,000,000) (the “Stock Severance”) calculated by dividing (a) $2,000,000 by (b) the Fair Market Value (as defined in the Company’s 2018 Equity Incentive Plan (the “Plan”)) of a share of the Company’s common stock on the date of termination of employment. Notwithstanding the foregoing, Mr. Peterson and Mr. Nahass shall not be entitled to the Stock Severance if the total market capitalization of the Company (defined as the number of outstanding shares multiplied by the Fair Market Value of a share of common stock) on the date of termination of employment is less than $65 million.

The Employment Agreement entered into with the Company’s Chief Financial Officer, Michael James (the “James Agreement”), is for a term of three years and beginning on the third anniversary of signing shall be automatically extended for successive one (1) year periods, unless the Company or Mr. James provides the other at least ninety (90) days prior written notice before the next renewal term, that the term shall not be extended. Mr. James’ base salary shall be Two Hundred Fifty-Seven Thousand Five Hundred Dollars ($257,500) and he shall also be eligible for a performance bonus equal to 60% of his base salary (“James Target Performance Bonus”). The James Target Performance Bonus shall be based on performance and achievement of Company goals and objectives as defined by the Board of Directors or Compensation Committee and may be greater or less than the James Target Performance Bonus.

In the event of a Qualified Termination, Mr. James shall be eligible for the following Severance Benefits; (i) the greater of (i) the remaining compensation during the initial term of the James Agreement or (ii) two (2) times Mr. James’ then current annual base salary, paid in equal installments over a two (2) month period beginning with the first normal payroll period after the effective date of the Qualified Termination, less any taxes and withholding as may be necessary pursuant to law; and (ii) a number of shares of the Common Stock (or the common stock of a successor company following a change of control) with an aggregate value of One Million Two hundred Thousand Dollars ($1,200,000) (the “Stock Severance”) calculated by dividing (a) $1,200,000 by (b) the Fair Market Value (as defined in the Plan) of a share of the Company’s common stock on the date of termination of employment. Notwithstanding the foregoing, Mr. James shall not be entitled to the Stock Severance if the total market capitalization of the Company (defined as the number of outstanding shares multiplied by the Fair Market Value of a share of common stock) on the date of termination of employment is less than $65 million.

On July 8, 2019, Terra Tech Corp. (the “Company”) issued a Promissory Note (the “Note”) in the principal amount of $1,000,000 to an accredited investor (the “Purchaser”). The Note is due on August 8, 2019 (the “Maturity Date”). The balance will be paid in full as of the Maturity Date. The Note accrues interest at a rate of 5.0% per month, payable on the Maturity Date or prepayment of the Note, with 30-days of interest guaranteed. Upon certain events of default, the Purchaser may declare the Note due and payable with five (5) business days and if the Note is not repaid at the end of such five (5) business day period, the Note incurs a penalty equal to 2% of the principal amount of the Note per month for so long as such event of default remains in effect. The Company may prepay any portion of the outstanding principal amount of the Note and any accrued and unpaid interest upon three (3) days' written notice to the Purchaser.

On July 31, 2019, the Company entered into an agreement to sell a real estate asset to Green Wagon Reno LLC, an unaffiliated third party, for total cash consideration of $1.50 million.

On July 15, 2019, the Company loaned OneQor Technologies, Inc., an unaffiliated 3rd party, $100,000 in the form of a promissory note that accrues interest at 10% per annum and matures on July 14, 2020. On August 2, 2019, the Company entered into a second agreement with OneQor Technologies, Inc. to lend $250,000 in the form of a promissory note that accrues interest at 10% per annum and matures on August 1, 2020. The purpose of the loans were to make a strategic investment in a CBD company.

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

Our Operations

We are organized into three reportable segments:

•	Herbs and Produce Products – Includes herbs and leafy greens that are grown using classic Dutch hydroponic farming methods;

•	Cannabis Dispensary, Cultivation and Production – Includes cannabis-focused retail, cultivation and production operations; and

•	Real Estate – Includes building ownership and construction operations where cannabis dispensary and/or cultivation operations are currently in development

Our segment net revenue and contributions to consolidated net revenue for each of the three months ended June 30, 2019 and 2018 were as follows:

	(in thousands)
	Total Revenue		Percentage of Total Revenue
	Three Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018

Herbs and Produce Products	$1,816	$1,503	17.5%	17.2%
Cannabis Dispensary, Cultivation and Production	10,266	7,204	99.0%	82.6%
Real Estate	(173)	-	(1.7)%	-%
Other and Eliminations	(1,537)	11	(14.8)%	0.0%

Total	$10,372	$8,718	100.0%	100.0%

	(in thousands)
	Total Revenue		Percentage of Total Revenue
	Six Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Herbs and Produce Products	$3,120	$2,787	17.6%	16.1%
Cannabis Dispensary, Cultivation and Production	17,079	14,519	96.3%	83.8%
Real Estate	34	-	0.2%	-%
Other and Eliminations	(2,503)	28	(14.2)%	0.3%

Total	$17,730	$17,334	100.0%	100.0%

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

Real Estate and Construction Operations

We own real property in Nevada on which we plan to build a CBD store. Additionally, we own properties in California that are in various stages of construction for medical marijuana and adult use cultivation and production facilities and dispensaries.

Employees

As of the date of this Quarterly Report on Form 10-Q, we had approximately 236 employees.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Revenues

For the three months ended June 30, 2019, we generated revenues of $10.37 million, compared to $8.72 million for the three months ended June 30, 2018, an increase of $1.65 million or 19.0 percent. The increase was primarily due to increased Cannabis revenues due to our Dispensary year-over-year growth of $0.95 million or 14.0% due to increased customer traffic, improvements in store operational standards and enhanced product assortment. Also driving the increase over prior year is the development of cultivation and production operations, which accounted for $0.70 million of the increase.

Gross Profit

Our gross profit for the three months ended June 30, 2019 was $4.92 million, compared to a gross profit of $3.67 million for the three months ended June 30, 2018, an increase of $1.25 million or 34.1% percent. Our gross margin percentage for the three months ended June 30, 2019 was 47.4 percent, compared to 42.1 percent for the three months ended June 30, 2018. The increase in gross margin percentage was attributable to the Cannabis segment, which had $5.43 million and $3.11 million gross profit, or 52.8 percent and 43.5 percent gross margin, for the three months ended June 30, 2019 and 2018. The Cannabis segment gross margin improvements were due to an increase of higher margin private label sales, lower cost of goods from vendor negotiations and price optimization on top selling items.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2019 were $12.05 million, compared to $9.86 million for the three months ended June 30, 2018, an increase of $2.19 million or 22.2 percent. The increase was primarily due to (i) a $0.77 million increase in depreciation expense, (ii) a $0.54 million increase in amortization expense , (iii) a $0.47 million increase in stock options expense related to employee bonuses and (iv) a $0.43 million increase in marketing/advertising expense.

Operating Income (Loss)

We realized an operating loss of $7.13 million for the three months ended June 30, 2019, compared to an operating loss of $6.19 million for the three months ended June 30, 2018, an increase in loss of approximately $0.94 million or 15.2 percent.

Other Income (Expense)

Other expense for the three months ended June 30, 2019 was $3.20 million, compared to other expense of $3.68 million for the three months ended June 30, 2018, a decrease of $0.48 million or 13.0 percent. This improvement was primarily attributable to a $1.02 million increase in Other Income partially offset by a $0.51 million charge for Impairment of Assets.

Net Loss Attributable to Terra Tech Corp.

We incurred a net loss of $10.14 million, or $0.10 per share, for the three months ended June 30, 2019, compared to a net loss of $9.97 million, or $0.15 per share, for the three months ended June 30, 2018.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Revenues

For the six months ended June 30, 2019, we generated revenues of $17.73 million, compared to $17.33 million for the six months ended June 30, 2018, an increase of $0.40 million or 2.3 percent. The increase was primarily due to the cannabis segment’s year-over-year growth, which was the result of increased customer traffic, improvements in store operational standards and enhanced product assortment. Also contributing to the Cannabis segment’s increase over prior year is the development of cultivation and production operations.

Gross Profit

Our gross profit for the six months ended June 30, 2019 was $8.92 million, compared to a gross profit of $6.80 million for the six months ended June 30, 2018, an increase of $2.12 million or 31.2% percent. Our gross margin percentage for the six months ended June 30, 2019 was 50.3 percent, compared to 39.2 percent for the six months ended June 30, 2018. The increase in gross margin percentage was attributable to the cannabis segment, which had $4.94 million and $3.11 million gross profit, or 53.2 percent and 44.0 percent gross margin, for the six months ended June 30, 2019 and 2018. The cannabis segment gross margin improvements were due to an increase of private label sales, lower cost of goods from vendor negotiations and price optimization on our top selling items.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2019 were $23.56 million, compared to $20.16 million for the six months ended June 30, 2018, an increase of $3.40 million or 16.9 percent. The increase was primarily due to (i) a $1.04 million increase in depreciation expense, (ii) a $0.83 million increase in amortization expense , (iii) a $1.28 million increase in stock options expense related to employee bonuses and (iv) a $0.68 million increase in marketing/advertising expense.

Operating Income (Loss)

We realized an operating loss of $14.65 million for the six months ended June 30, 2019, compared to an operating loss of $13.36 million for the six months ended June 30, 2018, an increase in loss of approximately $1.29 million or 9.7 percent.

Other Income (Expense)

Other expense for the six months ended June 30, 2019 was $0.48 million, compared to other expense of $8.60 million for the six months ended June 30, 2018, a favorable change of $8.12 million or 94.4 percent. This improvement was primarily attributable to a $5.95 million increase in Gain on Interest in NuLeaf, a $1.60 million decrease in Interest Expense, and a $1.00 million recognition of proceeds from an asset sale.

Net Loss Attributable to Terra Tech Corp.

We incurred a net loss of $15.21 million, or $0.15 per share, for the six months ended June 30, 2019, compared to a net loss of $22.15 million, or $0.33 per share, for the six months ended June 30, 2018.

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

LIQUIDITY AND CAPITAL RESOURCES

We have never reported net income. We incurred net losses for the six months ended June 30, 2019 and 2018 and have an accumulated deficit of approximately $157.96 million and $142.75 million at June 30, 2019 and December 31, 2018, respectively.

As of June 30, 2019, we had working capital of $9.97 million, including $1.92 million of cash compared to working capital of $12.06 million, including $7.19 million of cash as of December 31, 2018. Current assets were approximately 2.16 times current liabilities as of June 30, 2019, compared to approximately 2.75 times current liabilities as of December 31, 2018.

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

We anticipate requiring additional capital for the commercial development of our facilities. The Hegenberger facility will require approximately $0.60 million in capital to complete. Construction for the completion of the packaging facility for Edible Garden will require approximately $0.80 million.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the second quarter of 2020. However, we continue to evaluate various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. In March 2018 we entered into a $40.0 million 2018 Master Security Purchase Agreement with an accredited investor. As of June 30, 2019, the Company has received $35.9 million under this agreement. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations, or if we are able to raise capital, that it will be available to us on acceptable terms, on an acceptable schedule, or at all.

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

Operating Activities

Cash used in operating activities for the six months ended June 30, 2019 was $10.02 million, compared to $9.87 million for the six months ended June 30, 2018, an increase of $0.15 million, or approximately 1.5 percent. The small increase in cash used in operating activities was due to primarily to the timing on A/R receipts and vendor payments.

Investing Activities

Cash used in investing activities for the three months ended June 30, 2019 was $2.58 million, compared to cash used in investing activities of $8.46 million for the six months ended June 30, 2018, a decrease of $5.88 million, or 69.5 percent. During the six months ended June 30, 2019, cash used in investing activities was primarily comprised of expenditures related to the construction of the San Leandro and Oakland facilities whereas the 2018 cash used was related to (i) the construction of the San Leandro and Oakland facilities; (ii) capital expenditures at Edible Garden in Belvidere, NJ; and (iii) the acquisition of land in Santa Ana, CA.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2019 was $7.33 million, compared to $18.07 million for the six months ended June 30, 2018, a decrease of $10.74 million, or 59.4 percent. The decrease in cash provided by financing activities for the six months ended June 30, 2019 was primarily due to: $5.00 million less proceeds from the issuance of debt and $6.25 million for acquisition of non-controlling interest.

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

Interest Rate Risk

As of June 30, 2019, we had no outstanding variable-rate debt and $18.75 million of principal fixed-rate debt.

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

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2019. Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of June 30, 2019.

We regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

2.6	Form of Agreement of Merger, dated June 30, 2016, by and among Generic Merger Sub, Inc., a California corporation and Black Oak Gallery, a California corporation (3)

3.1	Articles of Incorporation dated July 22, 2008 (4)

3.2	Amended Bylaws, dated August 2, 2018 (5)

3.3	Certificate of Amendment dated July 8, 2011 (6)

3.4	Certificate of Change dated July 8, 2011 (6)

3.5	Certificate of Amendment dated January 27, 2012 (1)

3.6	Form of Amended and Restated Articles of Incorporation of Black Oak Gallery, a California corporation (3)

3.7	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock, dated September 27, 2016 (7)

3.8	Certificate of Amendment to Articles of Incorporation, Dated September 26, 2016 (8)

3.9	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock, dated October 3, 2016 (9)

3.10	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock, dated July 26, 2017 (10)

3.11	Amendment of Bylaws, dated June 20, 2018 (11)

3.12	Certificate of Designation for Series A Preferred Stock (12)

3.13	Amended and Restated Certificate of Designation for Series B Preferred Stock (3)

10.1	Form of Securities Purchase Agreement (13)

10.2	Form of Securities Purchase Agreement (14)

10.3	Asset Purchase Agreement dated May 13, 2019*

31.1	Certification of Derek Peterson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Michael C. James, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Derek Peterson, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

32.2	Certification of Michael C. James, Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculations Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Presentation Linkbase Document *

_______________

*	Filed herewith

(1)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on February 10, 2012
(2)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on May 6, 2013.
(3)	Incorporated by reference to Annual Report on Form 10-K filed with the SEC on March 29, 2016
(4)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-156421), filed with the SEC on December 23, 2008.
(5)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on August 2, 2018.
(6)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-191954), filed with the SEC on October 28, 2013.
(7)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on September 28, 2016
(8)	Incorporated by reference to Annual Report on Form 10-K filed with the SEC on March 16, 2018
(9)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on October 7, 2016
(10)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on July 27, 2017
(11)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on June 22, 2018
(12)	Incorporated by reference to Amendment No. 3 to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on April 19, 2012.
(13)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on March 29, 2019
(14)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on April 3, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA TECH CORP.

Date: August 8, 2019	By:	/s/ Michael C. James
Michael C. James
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

