Form 10-Q
period 2019-09-30
Terra Tech Corp.
filed 2019-11-12
CIK 1451512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

As of November 7, 2019, there were 114,995,305 shares of common stock outstanding, 8 shares of Series A Preferred Stock, convertible at any time into 8 shares of common stock, 0 shares of Series B Preferred Stock, 1,232,326 shares of common stock issuable upon the exercise of all of our outstanding warrants and 4,181,129 shares of common stock issuable upon the exercise of all vested options.

TERRA TECH CORP.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

TERRA TECH CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except Shares)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS

Current Assets:
Cash	$1,858	$7,193
Accounts receivable, net	1,445	1,199
Notes receivable	450	-
Inventory	4,738	1,045
Prepaid expenses and other assets	707	707
Current assets of discontinued operations	1,087	1,366

Total current assets	10,285	11,510

Property, equipment and leasehold improvements, net	43,502	31,195
Intangible assets, net	16,290	18,466
Goodwill	35,173	35,172
Other assets	10,529	895
Other investments	5,000	12,450
Assets of discontinued operations	9,027	10,400

TOTAL ASSETS	$129,806	$120,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable and accrued expenses	$9,632	$6,211
Short-term debt	921	-
Current liabilities of discontinued operations	3,248	690

Total current liabilities	13,801	6,901

Long-term liabilities:
Long-term debt, net of discounts	15,040	18,313
Long-term lease liabilities	9,342	-
Long-term liabilities of discontinued operations	414	-
Total long-term liabilities	24,796	18,313

Total liabilities	38,597	25,214

STOCKHOLDERS’ EQUITY:
Preferred stock, convertible series A, par value 0.001: 100 shares authorized as of September 30, 2019 and December 31, 2018; 12 shares issued and 8 shares outstanding as of September 30, 2019 and 12 shares issued and outstanding as of December 31, 2018	-	-
Preferred stock, convertible series B, par value 0.001: 41,000,000 Shares authorized as of September 30, 2019 and December 31, 2018; 0 shares issued and outstanding as of September 30, 2019 and December 31, 2018	-	-
Common stock, par value 0.001: 990,000,000 Shares authorized as of September 30, 2019 and December 31, 2018; 115,217,155 issued and 112,908,747 outstanding as of September 30, 2019 and 81,759,415 shares issued and outstanding as of December 31, 2018	115	82
Additional paid-in capital	258,262	236,543
Treasury stock (2,308,408 shares of common stock, 4 shares of preferred stock convertible series A)	(808)	-
Accumulated deficit	(172,308)	(142,754)

Total Terra Tech Corp. stockholders’ equity	85,261	93,871
Non-controlling interest	5,948	1,003

Total stockholders’ equity	91,209	94,874
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$129,806	$120,088

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except for Shares and per-Share info)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Total Revenues	$7,607	$3,293	$17,789	$13,480
Cost of Goods Sold	3,757	2,201	8,901	8,922
Gross Profit	3,850	1,092	8,888	4,558
Selling, General and Administrative Expenses	11,004	9,513	31,649	26,005
Impairment of Assets	171	-	681	-
(Gain) / Loss on Sale of Assets	72	-	(893)	-
(Gain) / Loss on Interest in Joint Venture	5,949	439	-	439
Loss from Operations	(13,346)	(8,860)	(22,549)	(21,885)
Other Income (Expense):
Interest Expense, Net	(1,768)	(2,710)	(8,420)	(11,063)
Other Income/Loss	(6)	-	76	-
Total Other Income (Expense)	(1,774)	(2,710)	(8,344)	(11,063)
Income (Loss) from continuing operations	(15,120)	(11,570)	(30,893)	(32,948)
Income (Loss) from discontinued operations, net of tax	633	6	1,282	(579)
NET INCOME (LOSS)	(14,487)	(11,564)	(29,611)	(33,527)
Less: Income (Loss) attributable to non-controlling interest from continuing operations	(143)	(5)	(57)	(24)
Less: Income (Loss) attributable to non-controlling interest from discontinued operations	-	70	-	272

NET LOSS ATTRIBUTABLE TO TERRA TECH CORP.	$(14,344)	$(11,629)	$(29,554)	$(33,775)

Income / ( Loss) from continuing operations per common share attributable to Terra Tech Corp. common stockholders – basic and diluted	$(0.14)	$(0.16)	$(0.30)	$(0.48)
Net Loss per common share attributable to Terra Tech Corp. common stockholders – basic and diluted	$(0.13)	$(0.16)	$(0.29)	$(0.49)
Weighted-average number of common shares outstanding – basic and diluted	110,797,214	72,213,387	102,907,538	68,917,828

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

  (in thousands)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(29,611)	$(33,527)
Less: Income from discontinued operations	1,282	(579)
Net loss from continuing operations	(30,893)	(32,948)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Bad debt expense	319	-
Cancellation of shares issued	(58)	(118)
Gain on sale of assets	(893)	-
Non-cash interest expense	7,211	10,434
Depreciation and amortization	5,144	3,476
Non-cash operating lease expense	700	-
Stock based compensation	3,903	2,469
Gain on revaluation of equity interests	-	-
Impairment loss	681	-
Other	(178)	284
Change in operating assets and liabilities:
Accounts receivable	(566)	70
Inventory	(2,719)	2,728
Prepaid expenses and other current assets	88	(559)
Other assets	1,245	(50)
Accounts payable and accrued expenses	4,420	202
Operating lease liabilities	(2,208)	-
Net cash provided by / (used in) operating activities - continuing operations	(13,803)	(14,012)
Net cash provided by / (used in) operating activities - discontinued operations	2,359	(399)
NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES	(11,444)	(14,411)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of note receivable	(450)	-
Purchase of property, equipment and leasehold improvements	(4,078)	(9,561)
Purchase of equity investment	(409)	(7,088)
Purchase of intangible assets	(100)	-
Cash acquired from NuLeaf acquisition	127	-
Proceeds from sales of assets	1,240	-
Net cash provided by / (used in) investing activities - continuing operations	(3,670)	(16,648)
Net cash provided by / (used in) investing activities - discontinued operations	3,486	(237)
NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES	(184)	(16,885)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	11,000	25,050
Payments of debt principal	(2,000)	-
Cash paid for debt discount	(150)	(942)
Proceeds from issuance of common stock	4,500	5,100
Proceeds from exercise of warrants	-	101
Cash paid for acquisition of non-controlling interest	(6,250)	-
Cash contribution (distribution) from non-controlling interest	-	(6)
Purchase of treasury stock	(808)	-
Net cash provided by / (used in) financing activities - continuing operations	6,292	29,303
Net cash provided by / (used in) financing activities - discontinued operations	-	-
NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	6,292	29,303

NET CHANGE IN CASH	(5,336)	(1,993)
NET CHANGE IN CASH CLASSIFIED WITHIN CURRENT ASSETS OF DISCONTINUED OPERATIONS	-	(34)
Cash at beginning of period	7,193	5,446
CASH AT END OF PERIOD	$1,858	$3,419
SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$1,352	$428
SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Consolidation of NuLeaf net assets	$11,965	$-
Financing fees in accounts payable	$145	$-
Purchase of land and building with a mortgage	$-	$6,500
Claw back of escrow shares	$-	$351
Stock issued for assets	$-	$200
Warrants issued for debt discount	$228	$636
Deposits applied to the purchase of property	$-	$3,500
Beneficial conversion feature recorded for Dominion debt	$5,633	$7,171
Debt principal converted to common stock	$12,450	$26,800
Assets classified as held for sale	$-	$856
Share of profit in joint venture	$-	$439
Non-cash contribution from non-controlling interest	$702	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

(UNAUDITED)

(in thousands, except for Shares)

	Preferred Stock
	Convertible Series A		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Total
Balance at June 30, 2019	12	$-	109,105,288	$109	$255,112	-	$-	$(157,964)	$12,884	$110,141
Stock compensation - employees	-	-	91,465	0	37		-	-	-	38
Stock compensation - directors	-	-	173,610	0	102		-	-	-	102
Debt conversion - common stock	-	-	4,071,410	4	1,284		-	-	-	1,288
Stock issued for cash	-	-	1,775,382	2	648		-	-	-	650
Stock option expense	-	-	-	-	1,078		-	-	-	1,078
Series A	(4)	-	-		-	4	-			-
Common Stock	-	-				2,308,408	(808)			(808)
Consolidation of NuLeaf joint venture	-	-	-	-	-		-	-	(7,000)	(7,000)
Contribution (distribution) from non-controlling interest	-	-	-	-	-		-	-	207	207
Net income attributable to non-controlling interest	-	-	-	-	-		-	-	(143)	(143)
Net loss attributable to Terra Tech Corp.	-	-	-	-	-		-	(14,344)	-	(14,344)
Balance at September 30, 2019	8	$-	115,217,155	$115	$258,262	2,308,412	$(808)	$(172,308)	$5,948	$91,209

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(UNAUDITED)

(in thousands, except for Shares)

	Preferred Stock
	Convertible Series A		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Non Controlling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Total
Balance at December 31, 2018	12	$-	81,759,415	$82	$236,543	-	$-	$(142,754)	$1,003	$94,874
Stock compensation - employees	-	-	564,799	1	428			-	-	428
Stock compensation - directors	-	-	173,610	0	102			-	-	102
Stock compensation - services expense	-	-	66,376	0	59			-	-	59
Stock cancellation	-	-	(60,000)	(0)	(58)			-	-	(58)
Debt conversion - common stock	-	-	25,251,122	25	12,656			-	-	12,681
Stock issued for cash	-	-	7,461,833	7	4,493			-	-	4,500
Stock option expense	-	-	-	-	3,314			-	-	3,314
Beneficial conversion feature - convertible notes	-	-	-	-	5,862			-	-	5,862
Series A	(4)	-	-	-	-	4	-	-	-	-
Common Stock	-	-	-	-	-	2,308,408	(808)	-	-	(808)
Consolidation of NuLeaf joint venture	-	-	-	-	-			-	5,304	5,304
Acquisition of non-controlling interest	-	-	-	-	(5,136)			-	(1,003)	(6,139)
Contribution (distribution) from non-controlling interest	-	-	-	-	-			-	702	702
Net income attributable to non-controlling interest	-	-	-	-	-			-	(57)	(57)
Net loss attributable to Terra Tech Corp.	-	-	-	-	-			(29,554)	-	(29,554)
Balance at September 30, 2019	8	$-	115,217,155	$115	$258,262	2,308,412	$(808)	$(172,308)	$5,948	$91,209

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

(UNAUDITED)

(in thousands, except for Shares)

	Preferred Stock
	Convertible Series A		Common Stock		Additional Paid-In	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance at June 30, 2018	8	$-	70,852,979	$71	$215,185	$(125,147)	$1,114	$91,222

Beneficial conversion feature - convertible notes	-	-	-	-	(1,687)	-	-	(1,688)
Stock compensation - employees	-	-	14,744	0	37	-	-	37
Stock compensation - directors	-	-	49,500	0	100	-	-	100
Stock compensation - services expense	-	-	5,700	-	10	-	-	10
Warrant exercise	-	-	27,778	0	25	-	-	25
Debt conversion - common stock	-	-	6,111,043	6	13,035	-	-	13,041
Stock issued for cash	-	-	852,058	1	1,449	-	-	1,450
Stock option expense	-	-	-	-	691	-	-	690
Issuance of warrants	-	-	-	-	222	-	-	222
Net income attributable to non-controlling interest	-	-	-	-	-	-	59	59
Net loss attributable to Terra Tech Corp.	-	-	-	-	-	(11,629)	-	(11,629)
Balance at September 30, 2018	8	$-	77,913,802	$78	$229,067	$(136,776)	$1,174	$93,542

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(UNAUDITED)

(in thousands, except for Shares)

	Preferred Stock
	Convertible Series A		Common Stock		Additional Paid-In	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance at December 31, 2017	8	$-	61,818,560	$62	$181,358	$(105,549)	$931	$76,802
Opening balance sheet adjustment - ASU 2017-11	-	-	-	-	5,238	2,548	-	7,786
Beneficial conversion feature - convertible notes	-	-	-	-	7,171	-	-	7,171
Stock compensation - employees	-	-	188,138	-	590	-	-	590
Stock compensation - directors	-	-	49,500	0	100	-	-	100
Stock compensation - services expense	-	-	49,982	-	134	-	-	134
Stock cancellation	-	-	(24,510)	-	(118)	-	-	(118)
Reverse stock split	-	-	46,688	-	(0)	-	-	(0)
TCD acquisition clawback	-	-	(101,083)	-	(351)	-	-	(351)
Warrant exercise	-	-	252,703	-	101	-	-	101
Debt conversion - common stock	-	-	13,414,287	13	35,262	-	-	35,276
Stock issued for cash	-	-	2,166,205	2	5,098	-	-	5,100
Stock issued for assets	-	-	53,332	-	200	-	-	200
Stock option expense	-	-	-	-	1,645	-	-	1,645
Issuance of warrants	-	-	-	-	808	-	-	808
Warrants adjustment (ASU 2017-11)	-	-	-	-	(8)	-	-	(8)
Reverse loss on extinguishment of debt (ASU 2017-11)	-	-	-	-	(8,161)	-	-	(8,161)
Net income attributable to non-controlling interest	-	-	-	-	-	-	243	243
Net loss attributable to Terra Tech Corp.	-	-	-	-	-	(33,775)	-	(33,775)
Balance at September 30, 2018	8	$-	77,913,802	$78	$229,067	$(136,776)	$1,174	$93,542

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

In Nevada, we have three dispensaries, two under MediFarm in Las Vegas and one under MediFarm I in Reno, which sell quality medical and adult use cannabis products. The cannabis dispensaries in Nevada have been categorized as discontinued operations as we have entered into agreements to sell them to unaffiliated third parties.

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

During the third quarter of fiscal year 2019, Management concluded that the pending sales of our Nevada dispensaries and expected sale of real estate in California represented a strategic shift that will have a major effect on the Company’s operations and financial results. As a result, Management determined the results of these components qualified for discontinued operations presentation in accordance with ASC 205-20, “Presentation of Financial Statements – Discontinued Operations.”

The impact of the change in presentation was as follows during the three and nine-month periods ended September 30, 2019:

Revenue & Gross Profit Breakdown	Three Months Ended September 30				Nine Months Ended September 30
Continuing & Discontinued Operations			Variance vs. 2018				Variance vs. 2018
(in thousands)	2019	2018	$-Amt	%	2019	2018	$-Amt	%
Revenue
Continuing Operations	$7,607	$3,293	$4,314	131.0%	$17,789	$13,480	$4,309	32.0%
Discontinued Operations	4,154	3,790	364	9.6%	11,701	10,936	765	7.0%
Total Revenue	11,761	7,083	4,678	66.0%	29,491	24,417	5,074	20.8%

Gross Profit $
Continuing Operations	$3,850	$1,092	$2,758	252.5%	$8,888	$4,558	4,330	95.0%
Discontinued Operations	2,158	1,880	278	14.8%	6,038	5,208	830	15.9%
Total Gross Profit $	6,008	2,973	3,036	102.1%	14,927	9,767	5,160	52.8%

Gross Profit %
Continuing Operations	50.6%	33.2%	17.4%pts		50.0%	33.8%	16.2%pts
Discontinued Operations	52.0%	49.6%	2.4%pts		51.6%	47.6%	4.0%pts
Total Gross Profit %	51.1%	42.0%	9.1%pts		50.6%	40.0%	10.6%pts

Liquidity

As of September 30, 2019, the Company’s principal sources of liquidity consisted of approximately $1.86 million of cash, future cash generated from operations, disposition of assets and available sources of financing. The Company believes its current cash balances coupled with anticipated cash flow from operating and investing activities will be sufficient to meet its working capital requirements for at least one year from the date of the issuance of the accompanying financial statements. The Company continues to control its cash expenses as a percentage of expected revenue on an annual basis and thus may use its cash balances in the short-term to invest in revenue growth. Based on current internal projections, the Company believes it has and/or will generate sufficient cash for its operational needs. The company believes that it has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying financial statements.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not affect net loss, revenues or stockholders’ equity. See Note 15 for further discussion regarding discontinued operations.

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

Related Party Transactions

During the nine months ended September 30, 2019, the Company issued promissory notes totaling $450,000 to OneQor Technologies, Inc (“OneQor”). Derek Peterson and Mike Nahass, the Chief Executive Officer and Chief Operating Officer, respectively, have minority ownership interests in OneQor. All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

Notes Receivable

The company reviews all outstanding notes receivable for collectability as information becomes available pertaining to the Company’s inability to collect. An allowance for notes receivable is recorded for the likelihood of non-collectability. The Company accrues interest on the note receivable based upon contractual terms. There was no allowance at September 30, 2019.

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

Expenditures for major renewals and improvements are capitalized, while minor replacements, maintenance and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. The Company continually monitors events and changes in circumstances that could indicate that the carrying balances of its property, equipment and leasehold improvements may not be recoverable in accordance with the provisions of ASC 360, “Property, Plant, and Equipment.” When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. See “Note 7 – Property, Equipment and Leasehold Improvements, Net” for further information.

Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for under the cost or the equity method of accounting, as appropriate. The Company accounts for investments in limited partnerships or limited liability corporations, whereby the Company owns a minimum of 5% of the investee’s outstanding voting stock, under the equity method of accounting. These investments are recorded at the amount of the Company’s investment and adjusted each period for the Company’s share of the investee’s income or loss, and dividends paid. As investments accounted for under the cost method do not have readily determinable fair values, the Company only estimates fair value if there are identified events or changes in circumstances that could have a significant adverse effect on the investment’s fair value.

Assets Held for Sale

Assets held for sale represent furniture, equipment, and leasehold improvements less accumulated depreciation as well as any other assets that are held for sale in conjunction with the sale of a business. The Company recorded assets held for sale in accordance with ASC 360, “Property, Plant, and Equipment,” at the lower of carrying value or fair value less costs to sell. Fair value is based on the estimated proceeds from the sale of the facility utilizing recent purchase offers, market comparables and/or data. Our estimate as to fair value is regularly reviewed and subject to changes in the commercial real estate markets and our continuing evaluation as to the facility’s acceptable sale price. The reclassification takes place when the assets are available for immediate sale and the sale is highly probable. These conditions are usually met from the date on which a letter of intent or agreement to sell is ready for signing. The Company follows the guidance within ASC 205, “Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity” when assets held for sale represent a strategic shift in the Company’s operations and financial results.

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

If the carrying amount of a reporting unit is in excess of its fair value, an impairment may exist, and the Company must perform the second step of the impairment analysis to measure the amount of the impairment loss, by allocating the reporting unit’s fair value to its assets and liabilities other than goodwill, comparing the carrying amount of the goodwill to the resulting implied fair value of the goodwill, and recording an impairment charge for any excess. The Company completed a preliminary Step 1 assessment as of September 30, 2019 and concluded no adjustment to the carrying value of goodwill was required, however the fair value of the Black Oak Gallery reporting unit exceeded the carrying value by less than 5%.

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

Customer relationships	3 to 5 Years
Trademarks	2 to 8 Years
Patent	2 Years
Management service agreement	15 Years
Non-compete agreements	2 Years

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

Disaggregation of Revenue

See “Note 16 – Segment Information” for revenues disaggregated by type as required by ASC Topic 606. The company believes this level of disaggregation sufficiently depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period and excludes any dilutive effects of employee share-based awards and warrants. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options and unvested restricted common stock. As the Company had net losses for each of the three and nine months ended September 30, 2019 and 2018, all potential common shares were determined to be anti-dilutive, resulting in basic and diluted net loss per share being equal.

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

FASB ASU No. 2016-02 (Topic 842), “Leases” – Issued in February 2016, ASU No. 2016-02 established ASC Topic 842, “Leases,” as amended by subsequent ASUs on the topic, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to apply a two-method approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. Lessees are required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. Lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. The accounting applied by the lessor is largely unchanged from that applied under the existing lease standard. We adopted this standard effective January 1, 2019 using the modified retrospective approach. In transitioning to ASC 842, we elected to use the practical expedient package available to us and did not elect to use hindsight. These elections have been applied consistently to all of our leases. On January 1, 2019 we recorded a right-of-use asset of $9.91 million (included in “other assets”) and a lease liability of $9.91 million (included in “other liabilities”) (see “Note 13 – Leases”).

NOTE 3 – CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in several financial institutions that are insured by either the Federal Deposit Insurance Corporation or the National Credit Union Association up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations and it maintains significant cash on hand at certain of its locations. The Company has not historically experienced any material loss from carrying cash on hand. The amount in excess of insured limitations was $0.46 million and $4.83 million as of September 30, 2019 and December 31, 2018, respectively.

The Company provides credit in the normal course of business to customers located throughout the U.S. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. There were no customers that comprised more than 10.0% of the Company’s revenue for the three months ended September 30, 2019 and 2018.

The Company sources cannabis products for retail, cultivation and production from various vendors. However, as a result of regulations in the State of California, the Company’s California retail, cultivation and production operations must use vendors licensed by the State. As a result, the Company is dependent upon the licensed vendors in California to supply products. If the Company is unable to enter into a relationship with sufficient members of properly licensed vendors, the Company’s sales may be impacted. During the nine months ended September 30, 2019, we did not have any concentration of vendors for inventory purchases. However, this may change depending on the number of vendors who receive appropriate licenses to operate in the State of California.

NOTE 4 – VARIABLE INTEREST ENTITIES

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

In February 2019, we amended and restated the NuLeaf agreements and obtained control of the operations of NuLeaf. The Company has determined these entities are variable interest entities in which the Company is the primary beneficiary by reference to the power and benefits criterion under ASC 810, “Consolidation.” The provisions within the amended agreement grant the Company the power to manage and make decisions that affect the operation of these entities. As the primary beneficiary of NuLeaf Sparks Cultivation, LLC and NuLeaf Reno Production, LLC, the Company began consolidating the accounts and operations of these entities as of March 1, 2019. All intercompany transactions are eliminated in the unaudited consolidated financial statements. On March 1, 2019, we remeasured our equity method investment in NuLeaf to fair value and consolidated the results of NuLeaf in our consolidated financial statements and report its results in our cannabis segment.

During the third quarter of 2019, the Company recorded a measurement period adjustment to reduce the estimated fair value of our equity method investment in NuLeaf, which resulted in a $11.85 million decrease to intangible assets, a reduction of $1.58 million to goodwill and a $5.20 million reduction to net income. The measurement period is expected to be closed in the fourth quarter of 2019.

Year to date revenue and net loss attributed to NuLeaf is $2.85 million and $1.56 million, respectively. Additional pro forma information was omitted as amounts are not material.

The aggregate carrying values of Sparks Cultivation, LLC and NuLeaf Reno Production, LLC assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows:

(in thousands)
September 30,
2019
Current assets:
Cash	$106
Accounts receivable, net	360
Inventory	3,068
Prepaid expenses and other current assets	48
Total current assets	3,582

Property, equipment and leasehold improvements, net	10,193
Other assets	628

TOTAL ASSETS	$14,403

Liabilities:
Total current liabilities	$249
Total long-term liabilities	439

TOTAL LIABILITIES	$688

NOTE 5 – INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Hydrofarm

On August 28, 2018, the Company entered into a Subscription Agreement with Hydrofarm Holdings Group, Inc. (“Hydrofarm”), one of the leading independent providers of hydroponic products in North America, pursuant to which the Company agreed to purchase from Hydrofarm and Hydrofarm agreed to sell to the Company 2,000,000 Units, each Unit consisting of one share of common stock and one warrant to purchase one-half of a share of common stock for an initial exercise price of $5.00 per share, for $2.50 per unit for an aggregate purchase price of $5.00 million. The $5.00 million investment in Hydrofarm was recorded at cost and is included in other investments on the unaudited consolidated balance sheet as of September 30, 2019.

NOTE 6– INVENTORY

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

Inventory consists of the following:

	(in thousands)
	September 30,	December 31,
	2018	2019

Raw materials	$2,040	$1,208
Work-in-progress	2,369	311
Finished goods	1,347	544
Inventory reserve	(1,018)	(1,018)

Total inventory	$4,738	$1,045

NOTE 7 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment, and leasehold improvements, net consists of the following:

	(in thousands)
	September 30,	December 31,
	2019	2018

Land and building	$13,945	$13,945
Furniture and equipment	5,120	3,207
Computer hardware	418	237
Leasehold improvements	20,207	5,911
Construction in progress	10,827	12,178

Subtotal	50,517	35,478
Less accumulated depreciation	(7,015)	(4,283)
Property, equipment and leasehold improvements, net
	$43,502	$31,195

Depreciation expense related to property, equipment and leasehold improvements for the nine months ended September 30, 2019 and 2018 was $2.86 million and $1.18 million, respectively.

NOTE 8 – NOTES PAYABLE

Notes payable consists of the following:

	(in thousands)
	September 30,	December 31,
	2018	2019
Promissory note dated November 22, 2017, issued for the purchase of real property. Matures December 1, 2020, with an option to extend the maturity date 1 year. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter up to 13.5%. In the event of default, the note is convertible at the holder's option.	$4,500	$4,500
Promissory note dated January 18, 2018, issued for the purchase of real property. The promissory note is collateralized by the land and building purchased and matures February 1, 2021, with an option to extend the maturity date 1 year. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter up to 13.0%. The full principle balance and accrued interest are due at maturity. In the event of default, the note is convertible at the holder's option.	6,500	6,500
Senior convertible promissory note dated July 25, 2018, issued to accredited investors under the 2018 Master Securities Purchase and Convertible Promissory Notes Agreement, which matures January 25, 2020 and bears interest at a rate of 7.5% per annum. The conversion price is $4.50, subject to adjustment.	150	150
Senior convertible promissory note dated September 6, 2018, issued to accredited investors under the 2018 Master Securities Purchase and Convertible Promissory Notes Agreement, which matures March 7, 2020 and bears interest at a rate of 7.5% per annum. The conversion price is $4.50, subject to adjustment.	-	1,200
Promissory note dated October 5, 2018 , issued for the purchase of real property. Matures October 5, 2021. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter up to 13.5%. In the event of default, the note is convertible at the holder's option.	1,600	1,600
Securities Purchase Agreement dated December 3, 2018, issued to accredited investors, which matures June 3, 2020 and bears interest at a rate of 3.0% per annum. The conversion price is 5.0% discount to the average of the three (3) lowest VWAPs in the five (5) trading days prior to the conversion date.	-	7,000
Senior convertible promissory note dated March 12, 2019, issued to accredited investors under the 2018 Master Securities Purchase and Convertible Promissory Notes Agreement, which matures September 12, 2020 and bears interest at a rate of 7.5% per annum. The conversion price is $4.50, subject to adjustment.	750	-
Senior convertible promissory note dated June 11, 2019, issued to accredited investors under the 2018 Master Securities Purchase and Convertible Promissory Notes Agreement, which matures December 11, 2020 and bears interest at a rate of 7.5% per annum. The conversion price is $4.50, subject to adjustment.	4,000	-

Notes payable - promissory notes	$17,500	$20,950
Vehicle loans	30	-
Less: Short term portion of promissory notes	(900)
Less: Debt discount	(1,590)	(2,637)
Net Long Term Debt	$15,040	$18,313

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

During the nine months ended September 30, 2019, the Company converted debt and accrued interest into 25,251,122 shares of the Company’s common stock.

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

Additional Financing Arrangements

On March 4, 2019, Terra Tech Corp. (the “Company”) issued a Promissory Note (the “Note”) in the principal amount of $1.00 million to an accredited investor (the “Purchaser”). The Note is due on the earlier of (i) April 4, 2019 or (ii) the closing of a financing with gross proceeds equal to or greater than $1.00 million (the “Maturity Date”). The Note accrues interest at a rate of 1.5% per month, payable on the Maturity Date or prepayment of the Note, with 30-days of interest guaranteed. Upon certain events of default, the Purchaser may declare the Note due and payable with five (5) business days and if the Note is not repaid at the end of such five (5) business day period, the Note incurs a penalty equal to 2% of the principal amount of the Note per month for so long as such event of default remains in effect. The Company may prepay any portion of the outstanding principal amount of the Note and any accrued and unpaid interest upon three (3) days’ written notice to the Purchaser. This note was paid in full in the 1st Quarter of 2019.

On July 8, 2019, Terra Tech Corp. (the “Company”) issued a Promissory Note (the “Note”) in the principal amount of $1.00 million to an accredited investor (the “Purchaser”). The Note is due on August 8, 2019 (the “Maturity Date”). The Note accrues interest at a rate of 5.0% per month, payable on the Maturity Date or prepayment of the Note, with 30-days of interest guaranteed. Upon certain events of default, the Purchaser may declare the Note due and payable with five (5) business days and if the Note is not repaid at the end of such five (5) business day period, the Note incurs a penalty equal to 2% of the principal amount of the Note per month for so long as such event of default remains in effect. The Company may prepay any portion of the outstanding principal amount of the Note and any accrued and unpaid interest upon three (3) days’ written notice to the Purchaser. This note was paid in full in the 3rd Quarter of 2019.

NOTE 9 – FAIR VALUE MEASUREMENTS

As of September 30, 2019 and 2018, the Company did not hold any financial assets or liabilities measured at fair value on a recurring basis.

Nonfinancial assets, such as property, equipment and leasehold improvements, goodwill, and intangible assets, are required to be measured at fair value only when an impairment loss is recognized. See “Note 7- Property, Equipment and Leasehold Improvements, Net” for further information on fixed assets.

NOTE 10 – EQUITY

Common Stock

During the nine months ended September 30, 2019, senior secured convertible promissory notes and accrued interest in the amount of $12.68 million were converted into 25,251,122 shares of common stock.

During the nine months ended September 30, 2019, the Company cancelled 60,000 shares of common stock valued at $0.01 million and issued 539,710 shares of common stock for compensation in the amount of $0.45 million.

During the nine months ended September 30, 2019, the Company sold 3,869,559 shares of common stock for the net amount of $2.00 million pursuant to an equity financing facility with an accredited investor and sold 3,592,274 shares of common stock for the net amount of $2.50 million to other accredited investors.

Treasury Stock

During the nine months ended September 30, 2019, the Company acquired 2,308,408 shares of common stock and 4 shares of Series A Preferred stock as part of a litigation settlement. The shares were recorded at fair market value as of the date the agreement was executed. See “Note 17- Litigation and Claims” for additional information regarding the settlement.

NOTE 11 – STOCK-BASED COMPENSATION

2016 & 2018 Equity Incentive Plans

In the first quarter of 2016, the Company adopted the 2016 Equity Incentive Plan. In the fourth quarter of 2018, the Company adopted the 2018 Equity Incentive Plan. On June 20, 2019, the Company amended the number of shares reserved for issuance to 13,000,000. The following table contains information about the 2016 and the 2018 Equity Incentive Plans as of September 30, 2019:

	Awards Reserved for Issuance	Awards Outstanding	Available for Grant

2016 Equity incentive plan	2,000,000	1,461,064	538,936
2018 Equity incentive plan	13,000,000	9,844,666	3,155,334

Stock Options

The following table summarizes the Company’s stock option activity and related information for the three months ended September 30, 2019:

				(in thousands)
	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options

Options outstanding as of January 1, 2019	8,400,629	$1.56

Options granted	4,144,666	$0.62
Options exercised	-	$-
Options forfeited	(180,000)	$1.39
Options expired	-	$-
Options outstanding as of September 30, 2019	12,365,295	$1.24	9.2 years	$-
Options exercisable as of September 30, 2019	4,181,129	$1.61	8.8 years	$-

The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price of $0.36 on September 30, 2019, and the exercise price of options, multiplied by the number of options. As of September 30, 2019, there was $8.06 million total unrecognized stock-based compensation. Such costs are expected to be recognized over a weighted-average period of approximately 2.75 years.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following weighted-average assumptions were used to calculate stock-based compensation for issuances during the three months ended September 30, 2019:

	September 30,	September 30,
	2019	2018
Expected term (years)	5.9 Years	6.5 Years
Volatility	115.5%	124.4-128.0%
Risk-free interest rate	1.8%	2.5-2.9%
Dividend yield	0%	0%

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

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted grants of common stock to employees, directors and non-employee consultants in the consolidated statement of operations which are included in selling, general and administrative expenses:

	(in thousands except for shares / options)
	For the Three Months Ended
	September 30, 2019			September 30, 2018
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense		Number of Shares or Options Granted	Stock-Based Compensation Expense

Stock options	143,848	$1,078		945,000	$691

Stock grants:
Employees (common stock)	91,465	38		14,748	37
Directors (common stock)	173,610	102		49,500	100
Non employee consultants (common stock)	-	-	*	5,700	10

Total stock based compensation expense		$1,218			$839

* Excludes adjustments for shares cancelled.

	For the Nine Months Ended
	September 30, 2019		September 30, 2018
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense	Number of Shares or Options Granted	Stock-Based Compensation Expense

Stock options	4,144,666	$3,314	1,811,667	$1,645

Stock grants:
Employees (common stock)	564,799	428	188,142	590
Directors (common stock)	173,610	102	49,500	100
Non employee consultants (common stock)	66,376	59	49,982	134

Total stock based compensation expense		$3,904		$2,470

NOTE 12 – WARRANTS

The Company has the following shares of common stock reserved for exercise of the warrants outstanding as of September 30, 2019:

	Shares	Weighted-Average Exercise Price

Warrants outstanding as of January 1, 2019	1,115,038	$4.16
Warrants exercised	-	-
Warrants granted	311,318
Warrants expired	(194,029)	0.87
Warrants outstanding as of September 30, 2019	1,232,327	$2.91

The following weighted-average assumptions were used to calculate the fair value of warrants issued during the period ended September 30, 2019 and 2018 using the Black-Scholes option pricing model:

	September 30,	September 30,
	2019	2018
Expected term (years)	5.9 Years	6.5 Years
Volatility	115.9%	124.4%
Risk-free interest rate	2.1%	2.5%
Dividend rate	0%	0%

NOTE 13 – LEASES

A lease provides the lessee the right to control the use of an identified asset for a period of time in exchange for consideration. Operating lease right-of-use assets (“ROU assets”) and lease liabilities are included in other assets and other liabilities on the Company’s Condensed Consolidated Balance Sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Most operating leases contain renewal options that provide for rent increases based on prevailing market conditions. The lease term used to calculate the ROU asset includes any renewal options or lease termination that the Company expects to exercise.

The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, the Company utilizes its secured borrowing rate. ROU assets include any lease payments required to be made prior to commencement and exclude lease incentives. Both ROU assets and lease liabilities exclude variable payments not based on an index or rate, which are treated as period costs. The Company’s lease agreements do not contain significant residual value guarantees, restrictions or covenants.

The Company occupies office facilities under lease agreements that expire at various dates. In addition, office, production and transportation equipment is leased under agreements that expire at various dates. The Company does not have any significant finance leases. Total operating lease costs were $1.53 million in the nine months ended September 30, 2019. Short-term lease costs during the nine months ended September 30, 2019 were not material.

Cash paid for amounts included in operating lease liabilities was $1.36 million for the nine months ended September 30, 2019. As of September 30, 2019, short term lease liabilities of $0.87 million are included in “Accounts Payable and Accrued Expenses” on the unaudited consolidated balance sheet. The table below presents total operating lease ROU assets and lease liabilities as of September 30, 2019:

(in thousands)
Nine Months Ended September 30,
2019
Operating lease ROU assets	$9,637
Operating lease liabilities	10,209

 The table below presents the maturities of operating lease liabilities as of September 30, 2019:

(in thousands)
Operating
Leases
2019	$1,866
2020	1,972
2021	2,025
2022	2,081
2023	2,148
Thereafter	7,137
Total lease payments	17,230
Less: payments made to date 2019	(1,362)
Less: discount	(5,659)
Total operating lease liabilities	$10,209

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets:

Nine Months Ended September 30,
2019
Weighted average remaining lease term (years)	7.5
Weighted average discount rate	11.2%

NOTE 14 – COMMITMENTS AND CONTINGENCIES

California Operating Licenses

Effective January 1, 2018, the State of California allowed for adult-use cannabis sales. California’s cannabis licensing system is being implemented in two phases. First, beginning on January 1, 2018, the State of California began issuing temporary licenses. Temporary licenses were initially issued for 90 days, but were extended for the entirety of 2018 with final extensions of temporary licenses expiring in spring/summer of 2019. Our temporary licenses were set to expire in the Summer of 2019, however, prior to expiration we were issued provisional licenses for all of our operations which include 3 operating dispensaries (retail), one distribution and one indoor cultivation. All licenses are valid for both adult (recreational) and medical activity. In addition in the spring of 2019 improvements and upgrades were completed on the indoor cultivation facility located on the W. Grand Campus and final approval for all up upgrades, including Fire prevention system were approved by the City. Provisional licenses are valid for a one year time period and require provisional licensees to be on Metrc – California’s track and trace systems. All of our licensed operations are fully Metrc compliant and adhere to operating requirements of state and local officials. The state Bureau of Cannabis Control and California Department of Food and Agriculture continue their respective reviews of our annual license submissions. We remain in regular contact in an effort to provide whatever additional to review prior to the State of California completing its review of our annual license applications. The Company’s prior licenses obtained from the local jurisdictions in which it operated have been continued by such jurisdictions and are necessary to obtain state licensing. Although the Company believes it will receive the necessary licenses from the State of California to conduct its business in a timely fashion, there is no guarantee the Company will be able to do so and any failure to do so may have a negative effect on its business and results of operations.

NOTE 15 – DISCONTINUED OPERATIONS

On May 8, 2019, MediFarm LLC, a wholly-owned subsidiary of Terra Tech Corp. (the “Company”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Picksy, LLC (the “Purchaser”) pursuant to which the Company agreed to sell and the Purchaser agreed to purchase substantially all of the assets of the Company related to the Company’s dispensary located at 1130 East Desert Inn Road, Las Vegas, NV 89109 (the “Business”). The aggregate consideration to be paid for the Business is $10.00 million, of which $7.20 million is cash (the “Purchase Price”). A portion of the Purchase Price is payable by the Purchaser pursuant to a 12 month Secured Promissory Note with a principal amount of $2.80 million (the “Note”). The Note is secured by all the assets sold pursuant to the Purchase Agreement. In conjunction with the Note, Purchaser and the Company entered in to a Security Agreement granting the Company a security interest in all the assets sold pursuant to the Purchase Agreement. The transaction is subject to approval by the Nevada Department of Taxation and is expected to close promptly following receipt of such approval.

On May 13, 2019, MediFarm LLC, a wholly-owned subsidiary of Terra Tech Corp. (the “Company”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with a non-affiliated third party (the “Purchaser”) pursuant to which the Company agreed to sell and the Purchaser agreed to purchase substantially all of the assets of the Company related to the Company’s dispensary located at 3650 S. Decatur Blvd., Las Vegas, NV 89103 (the “Business”). The aggregate consideration to be paid for the Business is $11.00 million, of which $7.00 million is cash and $4.00 million is shares convertible into the Purchaser’s publicly-traded securities. The transaction is subject to approval by the Nevada Department of Taxation, and other customary closing conditions, and is expected to close promptly following receipt of such approval and satisfaction of all conditions to close.

On August 19, 2019, MediFarm I LLC, a wholly-owned subsidiary of Terra Tech Corp. (the “Company”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Picksy Reno, LLC (the “Purchaser”) pursuant to which the Company agreed to sell and the Purchaser agreed to purchase substantially all of the assets of the Company related to the Company’s dispensary located at 1085 S Virginia St Suite A, Reno, NV 89502 (the “Business”). The aggregate consideration to be paid for the Business is $13.50 million, of which $9.30 million is cash (the “Purchase Price”). A portion of the Purchase Price is payable by the Purchaser pursuant to a 12 month Secured Promissory Note with a principal amount of $4.20 million (the “Note”). The Note is secured by all the assets sold pursuant to the Purchase Agreement. In conjunction with the Note, Purchaser and the Company entered into a Security Agreement granting the Company a security interest in all the assets sold pursuant to the Purchase Agreement.

As of September 30, 2019, Management classified a real estate asset held in California as available-for-sale, as it met the criteria of ASC 360-10-45-9.

During the third quarter of fiscal year 2019, Management concluded that the pending sales of our Nevada dispensaries and expected sale of real estate in California represented a strategic shift that will have a major effect on the Company’s operations and financial results. As a result, Management determined the results of these components qualified for discontinued operations presentation in accordance with ASC 205, “Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity.”

Operating results for the discontinued operations were comprised of the following:

	(in thousands)		(in thousands)
	Three Months ended September 30,		Nine Months ended September 30,
	2019	2018	2019	2018
Total revenues	$4,154	$3,790	$11,701	$10,936
Cost of goods sold	1,996	1,910	5,663	5,728

Gross profit	2,158	1,880	6,038	5,208

Selling, general and administrative expenses	1,394	1,737	4,312	5,400

Income (Loss) from operations	$764	$143	$1,726	$(192)

Other income (expense)	(130)	(137)	(444)	(387)

Income (Loss) from discontinued operations	$634	$6	$1,282	$(579)

Income (Loss) from discontinued operations per common share attributable to Terra Tech Corp common stockholders - basic and diluted	$0.01	$0.00	$0.02	$(0.00)

The carrying amounts of the major classes of assets and liabilities for the discontinued operations are as follows:

	(in thousands)
	September 30, 2019	December 31, 2018
Accounts receivable, net	$186	48
Inventory	844	1,235
Prepaid expenses and other assets	58	83
Property, equipment and leasehold improvements, net	8,406	10,396
Other assets	621	4
Assets of discontinued operations	$10,115	$11,766

Accounts payable and accrued expenses	$3,248	$690
Other long term liabilities	-	-
Liabilities of discontinued operations	$3,248	$690

NOTE 16 – SEGMENT INFORMATION

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

Total asset amounts at September 30, 2019 and 2018 exclude intercompany receivable balances eliminated in consolidation.

	For the Three Months Ended September 30, 2019 (Unaudited) (in thousands)
	Herbs and Produce Products	Cannabis Dispensary, Cultivation and Production	Real Estate	Eliminations and Other	Total

Total revenues	$1,673	$7,290	$(34)	$(1,322)	$7,607
Cost of goods sold	1,433	3,270	-	(946)	3,757

Gross profit	240	4,020	(34)	(376)	3,850

Selling, general and administrative expenses	1,561	4,759	(260)	4,944	11,004
Impairment of Assets	-	-	-	171	171
(Gain) / Loss on Sale of Assets	-	(9)	-	81	72
(Gain) / Loss on Interest in Joint Venture	-	5,949	-	-	5,949

Loss from operations	(1,321)	(6,679)	226	(5,572)	(13,346)

Other income (expense):
Interest income (expense)	-	(8)	(289)	(1,471)	(1,768)
Other income / (loss)	-	9	(6)	(9)	(6)

Total other income (expense)	-	1	(295)	(1,480)	(1,774)

Income (loss) from subsidiaries	-	-	-	-	-

Net Income (Loss) from continuing operations	$(1,321)	$(6,678)	$(69)	$(7,052)	$(15,120)

Total assets at September 30, 2019	$7,082	$102,007	$14,974	$(4,553)	$119,511

	For the Nine Months Ended September 30, 2019 (Unaudited) (in thousands)
	Herbs and Produce Products	Cannabis Dispensary, Cultivation and Production	Real Estate	Eliminations and Other	Total

Total revenues	$4,793	$16,822	$-	$(3,826)	$17,789
Cost of goods sold	3,935	7,595	-	(2,629)	8,901

Gross profit	858	9,227	-	(1,197)	8,888

Selling, general and administrative expenses	3,883.0	12,247.0	97.0	15,422.0	31,649
Impairment of Assets	-	114	-	567	681
(Gain) / Loss on Sale of Assets	-	25	-	(918)	(893)
(Gain) / Loss on Interest in Joint Venture	-	-	-	-	-

Loss from operations	(3,025)	(3,159)	(97)	(16,268)	(22,549)

Other income (expense):
Interest income (expense)	-	(8)	(926)	(7,486)	(8,420)
Other income / (loss)	-	76	-	-	76

Total other income (expense)	-	68	(926)	(7,486)	(8,344)

Income (loss) from subsidiaries	-	-	-	-	-

Net Income (Loss) from continuing operations	$(3,025)	$(3,091)	$(1,023)	$(23,754)	$(30,894)

Total assets at September 30, 2019	$7,082	102,007	14,974	(4,553)	119,511

	For the Three Months Ended September 30, 2018 (Unaudited) (in thousands)
	Herbs and Produce Products	Cannabis Dispensary, Cultivation and Production	Real Estate	Eliminations and Other	Total

Total Revenues	$1,384	$2,109	$-	$(200)	$3,293
Cost of Goods Sold	980	1,418	-	(197)	2,201

Gross Profit	404	692	-	(3)	1,092

Selling, General and Administrative Expenses	1,136	4,252	63	4,061	9,512
Impairment of Assets	-	-	-	-	-
(Gain) / Loss on Sale of Assets	-	-	-	-	-
(Gain) / Loss on Interest in Joint Venture	-	-	-	439	439

Loss from operations	(732)	(3,561)	(63)	(4,504)	(8,859)

Other Income (Expense):
Interest Income (Expense)	-	-	(229)	(2,482)	(2,710)
Other Income / (Loss)	-	-	-	-	-

Total Other Income (Expense)	-	-	(229)	(2,482)	(2,710)

Income (loss) from subsidiaries	-	-	-	-	-

Net Income (Loss) from continuing operations	$(732)	$(3,561)	$(292)	$(6,985)	$(11,570)

Total assets at September 30, 2018	$5,979	$67,276	$11,174	$17,836	$102,265

	For the Nine Months Ended September 30, 2018 (Unaudited) (in thousands)
	Herbs and Produce Products	Cannabis Dispensary, Cultivation and Production	Real Estate	Eliminations and Other	Total

Total Revenues	$4,364	$9,203	$-	$(87)	$13,480
Cost of Goods Sold	3,385	5,634	-	(97)	8,922

Gross Profit	979	3,570	-	10	4,559

Selling, General and Administrative Expenses	2,859	10,516	367	12,262	26,004
Impairment of Assets	-	-	-	-	-
(Gain) / Loss on Sale of Assets	-	-	-	-	-
(Gain) / Loss on Interest in Joint Venture	-	-	-	439	439

Loss from Operations	(1,880)	(6,947)	(367)	(12,691)	(21,885)

Other Income (Expense):
Interest Expense	-	-	(568)	(10,495)	(11,063)
Other Income / (Loss)	-	-	-	-	-

Total Other Income (Expense)	-	-	(568)	(10,495)	(11,063)

Income (loss) from subsidiaries	-	-	-	-	-

Net Income (Loss) from continuing operations	$(1,880)	$(6,947)	$(934)	$(23,186)	$(32,948)

Total Assets at September 30, 2018	$5,979	$67,276	$11,174	$17,836	$102,265

NOTE 17 – LITIGATION AND CLAIMS

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued if such disclosure is necessary for the Company’s financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there were no matters that required an accrual as of September 30, 2019.

During the third quarter of 2019, the Company settled its lawsuits and all outstanding claims with members of the Vande Vrede family and entities controlled by them. As part of the settlement, Terra Tech purchased all shares of common and preferred stock owned by the Vande Vrede family. See”Note 10 - Equity” for additional information regarding the treasury shares.

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

NOTE 18 – SUBSEQUENT EVENTS

On October 21, 2019, Terra Tech Corp. (the “Company”) issued a Promissory Note (the “Note”) in the principal amount of $1.50 million to an accredited investor (the “Purchaser”). This 7.5% Senior Convertible Promissory Note is one of a series of duly authorized and validly issued convertible promissory notes of Terra Tech Corp. under the 2018 Master Securities Purchase and Convertible Promissory Notes Agreement. It matures April 21, 2021 and bears an interest rate of 7.5% per annum. The conversion price is $4.50, subject to adjustment.

On October 24, 2019, senior convertible promissory notes and accrued interest in the amount of $150,000 and $5,781, respectively, were converted into 686,050 shares of common stock.

On October 30, 2019, the Company and OneQor Technologies, Inc. (“OneQor”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, a wholly-owned subsidiary of the Company will merge with and into OneQor, with OneQor continuing as a wholly owned subsidiary of Terra Tech and the surviving corporation of the merger (the “Merger”). An entity controlled by Derek Peterson and Mike Nahass, the Chief Executive Officer and Chief Operating Officer of Terra Tech, respectively, is a minority shareholder of OneQor. The Merger is expected to close by early December 2019, subject to customary closing conditions.

Subject to the terms and conditions of the Merger Agreement, at the closing of the Merger, each outstanding share of OneQor capital stock will be converted into the right to receive shares of Terra Tech common stock equal to the Exchange Ratio described below. Under the exchange ratio formula in the Merger Agreement (the “Exchange Ratio”), upon the closing of the Merger, on a pro forma basis and based upon the number of shares of Terra Tech common stock to be issued in the Merger, current Terra Tech shareholders will own approximately 45% of the combined company and current OneQor shareholders and certain holders of OneQor Simple Agreements for Future Equity (“SAFEs”) will own approximately 55% of the combined company. In addition, in connection with the terms of certain other OneQor SAFEs, such SAFEs will convert into shares of Terra Tech common stock sixty-one days after the Merger and the issuance of such shares of Terra Tech common stock will effect both current Terra Tech shareholders and current OneQor investors. For purposes of calculating the Exchange Ratio, the number of outstanding shares of Terra Tech Common Stock immediately before the Merger takes into account the conversion of any outstanding convertible securities into Terra Tech common stock and the dilutive effect of the shares of Terra Tech common stock underlying options outstanding as of the closing date of the Merger based on certain assumptions.

On November 4, 2019, senior convertible promissory notes and accrued interest in the amount of $150,000 and $1,375, respectively, were converted into 680,463 shares of common stock.

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

On October 30, 2019, the Company and OneQor Technologies, Inc. (“OneQor”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, a wholly-owned subsidiary of the Company will merge with and into OneQor, with OneQor continuing as a wholly owned subsidiary of Terra Tech and the surviving corporation of the merger (the “Merger”). An entity controlled by Derek Peterson and Mike Nahass, the Chief Executive Officer and Chief Operating Officer of Terra Tech, respectively, is a minority shareholder of OneQor. The Merger is expected to close by early December 2019, subject to customary closing conditions.

Subject to the terms and conditions of the Merger Agreement, at the closing of the Merger, each outstanding share of OneQor capital stock will be converted into the right to receive shares of Terra Tech common stock equal to the Exchange Ratio described below. Under the exchange ratio formula in the Merger Agreement (the “Exchange Ratio”), upon the closing of the Merger, on a pro forma basis and based upon the number of shares of Terra Tech common stock to be issued in the Merger, current Terra Tech shareholders will own approximately 45% of the combined company and current OneQor shareholders and certain holders of OneQor Simple Agreements for Future Equity (“SAFEs”) will own approximately 55% of the combined company. In addition, in connection with the terms of certain other OneQor SAFEs, such SAFEs will convert into shares of Terra Tech common stock sixty-one days after the Merger and the issuance of such shares of Terra Tech common stock will effect both current Terra Tech shareholders and current OneQor investors. For purposes of calculating the Exchange Ratio, the number of outstanding shares of Terra Tech Common Stock immediately before the Merger takes into account the conversion of any outstanding convertible securities into Terra Tech common stock and the dilutive effect of the shares of Terra Tech common stock underlying options outstanding as of the closing date of the Merger based on certain assumptions.

Our Business

We are a retail, production and cultivation company, with an emphasis on providing the highest quality of medical and adult use cannabis products. The Company grows organic antioxidant rich Superleaf rich lettuce and living herbs using classic Dutch hydroponic farming methods. We have licensed an exclusive patent on the Superleaf lettuce.

We have a presence in three states (California, Nevada and New Jersey) and currently have cannabis operations in California and Nevada. Our cannabis dispensaries operate under the name Blüm. Our cannabis dispensaries in California operate as MediFarm SoCal in Santa Ana, Black Oak Gallery in Oakland and Blum San Leandro in San Leandro and offer a broad selection of medical and adult-use cannabis products including flowers, concentrates and edibles. In Nevada, we have three dispensaries, two under MediFarm in Las Vegas and one under MediFarm I in Reno, which sell quality medical and adult use cannabis products. The cannabis dispensaries in Nevada have been categorized as discontinued operations as we have entered into agreements to sell them to unaffiliated third parties.

Founded on the importance of providing consumers with premium natural products, Edible Garden is a national grower of organic and locally grown hydroponic produce and herbs. EG Transportation supports the distribution of Edible Garden products to major grocery stores such as ShopRite, Walmart, Ahold, Aldi, Meijer, Kroger, Hannaford, Stop & Shop, Weis and others throughout the United State.

Our business also represents our operating segments. See our Part I, Item 1. Business, “Company Overview” and “Note 16 – Segment Information” to our unaudited consolidated financial statements for further discussion of our operating segments.

Our Operations

We are organized into three reportable segments:

•	Herbs and Produce Products – Includes herbs and leafy greens that are grown using classic Dutch hydroponic farming methods;

•	Cannabis Dispensary, Cultivation and Production – Includes cannabis-focused retail, cultivation and production operations; and

•	Real Estate – Includes building ownership and construction operations where cannabis dispensary and/or cultivation operations are currently in development

Our segment net revenue and contributions to consolidated net revenue for each of the three months ended September 30, 2019 and 2018 were as follows:

	(in thousands)
	Total Revenue		Percentage of Total Revenue
	Three Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018

Herbs and Produce Products	$1,673	$1,384	22.0%	42.0%
Cannabis Dispensary, Cultivation and Production	7,290	2,109	95.8%	64.1%
Real Estate	(34)	-	(0.4)%	-%
Other and Eliminations	(1,322)	(200)	(17.4)%	(6.1)%

Total	$7,607	$3,293	100.0%	100.1%

	(in thousands)
	Total Revenue Nine Months Ended September 30,		Percentage of Total Revenue Nine Months Ended September 30,
	2019	2018	2019	2018

Herbs and Produce Products	$4,793	$4,364	26.9%	32.4%
Cannabis Dispensary, Cultivation and Production	16,822	9,203	94.6%	68.3%
Real Estate	-	-	-%	-%
Other and Eliminations	(3,826)	(87)	(21.5)%	(0.6)%

Total	$17,789	$13,480	100.0%	100.0%

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

Employees

As of the date of this Quarterly Report on Form 10-Q, we had approximately 262 employees.

RESULTS OF OPERATIONS

The impact of moving the Nevada Dispensaries into discontinued operations was as follows on revenue and gross profit.

Revenue & Gross Profit Breakdown	Three Months Ended September 30				Nine Months Ended September 30
Continuing & Discontinued Operations			Variance vs. 2018				Variance vs. 2018
(in thousands)	2019	2018	$-Amt	%	2019	2018	$-Amt	%
Revenue
Continuing Operations	$7,607	$3,293	$4,314	131.0%	$17,789	$13,480	$4,309	32.0%
Discontinued Operations	4,154	3,790	364	9.6%	11,701	10,936	765	7.0%
Total Revenue	11,761	7,083	4,678	66.0%	29,491	24,417	5,074	20.8%

Gross Profit $
Continuing Operations	$3,850	$1,092	$2,758	252.5%	$8,888	$4,558	4,330	95.0%
Discontinued Operations	2,158	1,880	278	14.8%	6,038	5,208	830	15.9%
Total Gross Profit $	6,008	2,973	3,036	102.1%	14,927	9,767	5,160	52.8%

Gross Profit %
Continuing Operations	50.6%	33.2%	17.4%pts		50.0%	33.8%	16.2%pts
Discontinued Operations	52.0%	49.6%	2.4%pts		51.6%	47.6%	4.0%pts
Total Gross Profit %	51.1%	42.0%	9.1%pts		50.6%	40.0%	10.6%pts

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Revenues

For the three months ended September 30, 2019, we generated revenues of $7.61 million, compared to $3.29 million for the three months ended September 30, 2018, an increase of $4.31 million or 131.0 percent. The increase was primarily due to increased Cannabis revenues due to our Dispensary year-over-year growth of $2.75 million or 152.5 percent due to an additional store opening in early 2019, increased customer traffic, improvements in store operational standards and enhanced product assortment. Also driving the increase over prior year is the development of cultivation and production operations, which accounted for $1.27 million of the increase.

Gross Profit

Our gross profit for the three months ended September 30, 2019 was $3.85 million, compared to a gross profit of $1.09 million for the three months ended September 30, 2018, an increase of $2.76 million or 253.2 percent. Our gross margin percentage for the three months ended September 30, 2019 was 50.6 percent, compared to 33.2 percent for the three months ended September 30, 2018. The increase in gross margin percentage was attributable to the Cannabis segment, which had $4.06 million and $0.69 million gross profit, or 55.4 percent and 32.8 percent gross margin, for the three months ended September 30, 2019 and 2018. The Cannabis segment gross margin improvements were due to an increase of higher margin private label sales, lower cost of goods from vendor negotiations and price optimization on top selling items.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2019 were $11.00 million, compared to $9.51 million for the three months ended September 30, 2018, an increase of $1.49 million or 15.7 percent. The increase was primarily due to (i) a $0.67 million increase in depreciation expense, (ii) a $0.62 million increase in amortization expense , and (iii) a $0.41 million increase in legal expense related to litigation activity, slightly offset by $0.20 million of various expense decreases.

Operating Income (Loss)

We realized an operating loss of $13.35 million for the three months ended September 30, 2019, compared to an operating loss of $8.86 million for the three months ended September 30, 2018, an increase in loss of approximately $4.49 million or 50.6 percent.

Other Income (Expense)

Other expense for the three months ended September 30, 2019 was $1.77 million. This was down by $0.94 million or 34.5 percent compared to $2.71 million for the three months ended September 30, 2018.

Net Loss Attributable to Terra Tech Corp.

We incurred a net loss of $14.34 million, or $0.13 per share, for the three months ended September 30, 2019, compared to a net loss of $11.63 million, or $0.16 per share, for the three months ended September 30, 2018.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Revenues

For the nine months ended September 30, 2019, we generated revenues of $17.79 million, compared to $13.48 million for the nine months ended September 30, 2018, an increase of $4.31 million or 32.0 percent. The increase was primarily due to the cannabis segment’s year-over-year growth, which was the result of an additional store opened in early 2019, increased customer traffic, improvements in store operational standards and enhanced product assortment. Also contributing to the Cannabis segment’s increase over prior year is the development of cultivation and production operations.

Gross Profit

Our gross profit for the nine months ended September 30, 2019 was $8.89 million, compared to a gross profit of $4.56 million for the nine months ended September 30, 2018, an increase of $4.33 million or 95.0% percent. Our gross margin percentage for the nine months ended September 30, 2019 was 50.0 percent, compared to 33.8 percent for the nine months ended September 30, 2018. The increase in gross margin percentage was attributable to the cannabis segment, which had $9.23 million and $3.57 million gross profit, or 54.9 percent and 38.8 percent gross margin, for the nine months ended September 30, 2019 and 2018. The cannabis segment gross margin improvements were due to an increase of private label sales, lower cost of goods from vendor negotiations and price optimization on our top selling items.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2019 were $31.65 million, compared to $26.00 million for the nine months ended September 30, 2018, an increase of $5.64 million or 21.7 percent. The increase was primarily due to (i) a $1.68 million increase in depreciation expense, (ii) a $1.67 million increase in stock options expense related to employee bonuses, (iii) a $0.76 million increase in marketing/advertising expense, (iv) a $0.73 million increase in legal expense, and (iv) a $0.41 million increase in employee compensation.

Operating Income (Loss)

We realized an operating loss of $22.55 million for the nine months ended September 30, 2019, compared to an operating loss of $21.89 million for the nine months ended September 30, 2018, an increase in loss of approximately $0.66 million or 3.0 percent.

Other Income (Expense)

Other expense for the nine months ended September 30, 2019 was $8.34 million, compared to other expense of $11.06 million for the nine months ended September 30, 2018, a favorable change of $2.78 million or 25.1 percent. This improvement was primarily attributable to a $2.64 million decrease in Interest Expense.

Net Loss Attributable to Terra Tech Corp.

We incurred a net loss of $29.55 million, or $0.29 per share, for the nine months ended September 30, 2019, compared to a net loss of $33.78 million, or $0.49 per share, for the nine months ended September 30, 2018.

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

LIQUIDITY AND CAPITAL RESOURCES

We have never reported net income. We incurred net losses for the nine months ended September 30, 2019 and 2018 and have an accumulated deficit of approximately $172.31 million and $142.75 million at September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019, we had working capital of ($3.51) million, including $1.86 million of cash compared to working capital of $4.61 million, including $7.19 million of cash as of December 31, 2018. Current assets were approximately 0.75 times current liabilities as of September 30, 2019, compared to approximately 1.67 times current liabilities as of December 31, 2018.

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

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the third quarter of 2020. However, we continue to evaluate various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. In March 2018 we entered into a $40.0 million 2018 Master Security Purchase Agreement with an accredited investor. As of September 30, 2019, the Company has received $35.9 million under this agreement. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations, or if we are able to raise capital, that it will be available to us on acceptable terms, on an acceptable schedule, or at all.

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

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2019 was $11.44 million, compared to $14.41 million for the nine months ended September 30, 2018, a decrease of $2.97 million, or approximately 20.6 percent. The decrease in cash used in operating activities was due to primarily to the timing on A/R receipts and vendor payments.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2019 was $0.18 million, compared to cash used in investing activities of $16.89 million for the nine months ended September 30, 2018, a decrease of $16.71 million, or 98.9 percent. During the nine months ended September 30, 2019, cash used in investing activities was primarily comprised of expenditures related to the construction of the San Leandro and Oakland facilities whereas the 2018 cash used was related to (i) the construction of the San Leandro and Oakland facilities; (ii) capital expenditures at Edible Garden in Belvidere, NJ; and (iii) the acquisition of land in Santa Ana, CA.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2019 was $6.29 million, compared to $29.30 million for the nine months ended September 30, 2018, a decrease of $23.01 million, or 78.5 percent. The decrease in cash provided by financing activities for the nine months ended September 30, 2019 was primarily due to: $14.05 million less proceeds from the issuance of debt, $6.25 million for acquisition of non-controlling interest, $2.00 million in payment of debt principal and $0.80 million in purchase of treasury stock.

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

Interest Rate Risk

As of September 30, 2019, we had no outstanding variable-rate debt and $17.50 million of principal fixed-rate debt.

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

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2019. Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of September 30, 2019.

We regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. See Note 17 – Litigation and Claims for further information about legal activity.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2018, except for the risk factor noted below. Please refer to that section for disclosures regarding the risk and uncertainties relating to our business.

There is uncertainty related to the regulation of vaporization products and certain other consumption accessories. Increased regulatory compliance burdens could have a material adverse impact on our business development efforts and our operations.

There is uncertainty regarding whether and in what circumstances federal, state, or local regulatory authorities will seek to develop and enforce regulations relative to vaporizer hardware and accessories that can be used to vaporize cannabis and/or tobacco. Further, it remains to be seen whether current or future regulations relating to tobacco vaporization products would also apply to cannabis vaporization products and related consumption accessories.

There has been increasing activity on the federal, state, and local levels with respect to scrutiny of vaporizer products. Federal, state, and local governmental bodies across the United States have indicated that vaporization products and certain other consumption accessories may become subject to new laws and regulations at the state and local levels. For example, in September 2019, the Trump Administration announced a plan to ban the sale of most flavored e-cigarettes nationwide. At the state level, over 25 states have implemented statewide regulations that prohibit vaping in public places. In January 2015, the California Department of Health declared electronic cigarettes and certain other vaporizer products a health threat that should be strictly regulated like tobacco products, and in September 2019, California’s governor issued an executive order on vaping, focused on enforcement and disclosure. Many states, provinces, and some cities have passed laws restricting the sale of electronic cigarettes and certain other tobacco vaporizer products. Some cities have also implemented more restrictive measures than their state counterparts, such as San Francisco, which in June 2018, approved a new ban on the sale of flavored tobacco products, including vaping liquids and menthol cigarettes.

The application of any new laws or regulations that may be adopted in the future, at a federal, state, or local level, directly or indirectly implicating cannabis vaporization products or consumption accessories could limit our ability to sell such products, result in additional compliance expenses, and require us to change our labeling and methods of distribution, any of which could have a material adverse effect on our business, results of operations and financial condition.

The scientific community has not yet extensively studied the long-term health effects of the use of vaporizer products.

Cannabis vaporizers and related products were recently developed and therefore the scientific community has not had a sufficient period of time to study the long-term health effects of their use. If the scientific community were to determine conclusively that use of any or all of these products poses long-term health risks, market demand for these products and their use could materially decline. Such a determination could also lead to litigation and significant regulation. Loss of demand for our product, product liability claims, and increased regulation stemming from unfavorable scientific studies on these products could have a material adverse effect on our business, results of operations, and financial condition.

If product liability lawsuits are brought against us, we will incur substantial liabilities.

We face an inherent risk of product liability. For example, we could be sued if any product we sell allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts.

Furthermore, vaporizer products and other similar consumption product manufacturers, suppliers, distributors, and sellers have recently become subject to litigation. While we have not been a party to any product liability litigation and do not ourselves manufacture any products, several lawsuits have been brought against other manufacturers and sellers of smokeless products for injuries to health allegedly caused by use of smokeless products. We may be subject to similar claims in the future relating to vaporizer products that we sell. We may also be named as a defendant in product liability litigation against one of our suppliers by association, including in class action lawsuits. In addition, we may see increasing litigation over our vaporizer products or the regulation of our products as the regulatory regimes surrounding these products develop. If such lawsuits are filed against us in the future, we could incur substantial costs, including costs to defend the cases and possible damages awards.

If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit sales of our products. Even a successful defense of these hypothetical future cases would require significant financial and management resources. If we are unable to successfully defend these hypothetical future cases, we could face at least the following potential consequences:

•	decreased demand for our products;
•	injury to our reputation;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to users of our products;
•	product recalls or withdrawals;
•	loss of revenue; and
•	a decline in our stock price.

In addition, while we continue to take what we believe are appropriate precautions, we may be unable to avoid significant liability if any product liability lawsuit is brought against us.

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

2.6	Form of Agreement of Merger, dated September 30, 2016, by and among Generic Merger Sub, Inc., a California corporation and Black Oak Gallery, a California corporation (3)

3.1	Articles of Incorporation dated July 22, 2008 (4)

3.2	Amended Bylaws, dated August 2, 2018 (5)

3.3	Certificate of Amendment dated July 8, 2011 (6)

3.4	Certificate of Change dated July 8, 2011 (6)

3.5	Certificate of Amendment dated January 27, 2012 (1)

3.6	Form of Amended and Restated Articles of Incorporation of Black Oak Gallery, a California corporation (3)

3.7	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock, dated September 27, 2016 (7)

3.8	Certificate of Amendment to Articles of Incorporation, Dated September 26, 2016 (8)

3.9	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock, dated October 3, 2016 (9)

3.10	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock, dated July 26, 2017 (10)

3.11	Amendment of Bylaws, dated June 20, 2018 (11)

3.12	Certificate of Designation for Series A Preferred Stock (12)

3.13	Amended and Restated Certificate of Designation for Series B Preferred Stock (3)

10.1	Form of Securities Purchase Agreement (13)

10.2	Form of Securities Purchase Agreement (14)

10.3	Asset Purchase Agreement dated May 13, 2019 (16)

10.4	Asset Purchase Agreement dated August 19, 2019 (15)

10.5	Secured Promissory note dated August 19, 2019 (15)

10.6	Security Agreement dated August 19, 2019 (15)

31.1	Certification of Derek Peterson, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Michael C. James, Chief Financial Officer, pursuant to Sectiuon 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Derek Peterson, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

32.2	Certification of Michael C. James, Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculations Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Presentation Linkbase Document *

_______________

*	Filed herewith

(1)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on February 10, 2012
(2)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on May 6, 2013.
(3)	Incorporated by reference to Annual Report on Form 10-K filed with the SEC on March 29, 2016
(4)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-156421), filed with the SEC on December 23, 2008.
(5)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on August 2, 2018.
(6)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-191954), filed with the SEC on October 28, 2013.
(7)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on September 28, 2016
(8)	Incorporated by reference to Annual Report on Form 10-K filed with the SEC on March 16, 2018
(9)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on October 7, 2016
(10)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on July 27, 2017
(11)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on June 22, 2018
(12)	Incorporated by reference to Amendment No. 3 to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on April 19, 2012.
(13)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on March 29, 2019
(14)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on April 3, 2019
(15)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on August 20, 2019
(16)	Incorporated by reference to Quarterly report on form 10-Q filed with the SEC on August 8, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA TECH CORP.

Date: November 12, 2019	By:	/s/ Michael C. James
Michael C. James
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

