Form 10-K
period 2019-12-31
Terra Tech Corp.
filed 2020-03-13
CIK 1451512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

At June 30, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates (based on the closing sale price of the registrant’s Common Stock on the OTC Market Group Inc.’s OTCQX tier, and for the purpose of this computation only, on the assumption that all of the Registrant’s directors and officers are affiliates), was $59,993,444.

As of March 9, 2020, there were 185,843,857 shares of common stock issued and 183,535,449 outstanding, 8 shares of Series A Preferred Stock, convertible at any time into 8 shares of common stock, 0 shares of Series B Preferred Stock, 1,313,460 shares of common stock issuable upon the exercise of all of our outstanding warrants and 2,731,116 shares of common stock issuable upon the exercise of all vested options.

TERRA TECH CORP.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2019

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

Company Overview

Terra Tech is a holding company with the following subsidiaries:

•	620 Dyer LLC, a California corporation (“Dyer”);
•	1815 Carnegie LLC, a California limited liability company (“Carnegie”);
•	Black Oak Gallery, a California corporation (“Black Oak”);
•	Blüm San Leandro, a California corporation (“Blüm San Leandro”);
•	Edible Garden Corp., a Nevada corporation (“Edible Garden”);
•	EG Transportation, LLC, a Nevada limited liability company (“EG Transportation”);
•	GrowOp Technology Ltd., a Nevada corporation (“GrowOp Technology”);
•	IVXX, Inc., a California corporation (“IVXX Inc.”; together with IVXX LLC, “IVXX”);
•	IVXX, LLC, a Nevada limited liability company (“IVXX LLC”);
•	MediFarm, LLC, a Nevada limited liability company (“MediFarm”);
•	MediFarm I, LLC, a Nevada limited liability company (“MediFarm I”);
•	MediFarm I Real Estate, LLC, a Nevada limited liability company (“MediFarm I RE”);
•	MediFarm II, LLC, a Nevada limited liability company (“MediFarm II”); and
•	MediFarm So Cal, Inc., a California corporation (“MediFarm SoCal”)
•	121 North Fourth Street, LLC, a Nevada limited liability company ("121 North Fourth")
•	OneQor Technologies, Inc., a Delaware corporation ("OneQor")

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

Currently, we are exploring strategic alternatives for certain operational and non-operational assets in both Nevada and California. We are confident we can get a better return on our invested capital by redeploying assets. We’re working with financial advisors to identify locations or permits that can generate non-dilutive capital that can be reinvested in strategic locations to produce greater returns. We have identified multiple opportunities that appear to be a more accretive use of capital. There are numerous risks and uncertainties associated with our exploration of strategic alternatives and there can be no assurance that these efforts will be successful. See Note 17 – “Discontinued Operations”for information regarding recent and pending asset sales which are expected to generate capital.

On May 8, 2019, MediFarm LLC, a wholly-owned subsidiary of Terra Tech Corp. entered into an asset purchase agreement with Picksy, LLC pursuant to which the Company agreed to sell and the Purchaser agreed to purchase substantially all of the assets of the Company related to the Company’s dispensary located at 1130 East Desert Inn Road, Las Vegas, NV 89109. The transaction is pending.

On August 19, 2019, MediFarm I LLC, a wholly-owned subsidiary of Terra Tech Corp. entered into an asset purchase agreement with Picksy Reno, LLC pursuant to which the Company agreed to sell and the Purchaser agreed to purchase substantially all of the assets of the Company related to the Company’s dispensary located at 1085 S Virginia St Suite A, Reno, NV 89502. The transaction is pending.

These two transactions are pending, due to the fact that they are subject to approval by the Nevada Department of Taxation and are expected to close promptly following receipt of such approval. The transactions’ approvals are currently being delayed as the State of Nevada reviews its regulatory and enforcement measures.

The risks and uncertainties surrounding the timing of the close of these two transactions, our limited capital resources, and the weak industry conditions impacting our business raise substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. For additional information, see Note 21 – “Going Concern”of the Notes to Consolidated Financial Statements included in Part II and Item 1A – “Risk Factors”in Part I of this Annual Report on Form 10-K.

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

As of December 2019, there are a total of 33 states, plus the District of Columbia, with legislation passed as it relates to medicinal cannabis. Of these states, 11 have decriminalized adult use cannabis legislation. These state laws are in direct conflict with the United States Federal Controlled Substances Act (21 U.S.C. § 811) (“CSA”), which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I drug, which is viewed as having a high potential for abuse, has no currently-accepted use for medical treatment in the U.S., and lacks acceptable safety for use under medical supervision.

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

Nevada voters approved Question 2 in a ballot initiative in November 2016. Among other things, Question 2 makes it legal for adults over the age of 21 to use marijuana and to possess up to one ounce of marijuana flowers and one-eighth of an ounce of marijuana concentrates. Individuals are also permitted to grow up to six marijuana plants for personal use. In addition, Question 2 authorizes businesses to cultivate, process and distribute marijuana products under certain conditions. On June 30, 2017, the State of Nevada Department of Taxation approved our Dual-Use Marijuana business licenses. This approval allowed all of our Blüm cannabis dispensaries in Nevada to commence sales of cannabis for adult-use beginning on July 1, 2017.

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

During January 2017, we executed a lease for 13,000 square feet of industrial space on over 30,000 square feet of land in Oakland’s industrial corridor with the intention of building a cultivation facility. The Hegenberger facility is expected to be completed in the 2nd Quarter of 2020 and we will begin cultivating marijuana once all required operating permits are approved.

Blüm San Leandro

We incorporated Blüm San Leandro on October 14, 2016. Blüm San Leandro has received the necessary governmental approvals and permitting to operate a medical and adult use marijuana dispensary and production facility in San Leandro, California. The San Leandro dispensary opened on January 11, 2019. The production facility is expected to be completed in late 2020.

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

We formed MediFarm on March 19, 2014. Prior to August 2017, we owned 60.0% of the membership interests in MediFarm. The remaining membership interests were owned by Camden Goorjian (20.0%) and by Richard Vonfeldt (20.0%), two otherwise unaffiliated individuals. In August 2017, we acquired an additional 38% ownership in MediFarm for no additional consideration due to changes in the planned level of involvement of the two individuals in the operations of MediFarm. In December 2018, we issued 200,000 shares of common stock with a fair value of $0.20 million to acquire the remaining 2.0% interest in MediFarm. MediFarm has received the necessary governmental approvals and permitting to operate medical marijuana and adult use cultivation, production, and/or dispensary facilities in Clark County, Nevada and a medical and adult use marijuana dispensary facility in the City of Las Vegas. As of December 31, 2019, MediFarm has two fully operational retail medical and adult use marijuana dispensaries in the greater Las Vegas region.

We formed MediFarm I on July 18, 2014. We owned 50.0% of the membership interests in MediFarm I. The remaining membership interests were owned by Forever Green NV, LLC (50.0%), an otherwise unaffiliated entity that also owns certain membership interests in MediFarm II. MediFarm I has the necessary governmental approvals and permitting to operate a medical and adult use marijuana dispensary in Reno, Nevada. As of December 31, 2019, MediFarm I has one fully operational retail medical and adult use marijuana dispensary in Reno, Nevada. On February 26, 2019, we purchased Forever Green’s 50% membership interest in MediFarm I as part of a larger deal that involved ownership interest in MediFarm I, MediFarm II, and Medifarm I Real Estate for an aggregate consideration of $6.25 million.

We formed MediFarm II on July 30, 2014. We owned 55.0% of the membership interests in MediFarm II. The remaining membership interests were owned by Nevada MF, LLC (30.0%) [JB1] and by Forever Green NV, LLC (15.0%), two otherwise unaffiliated entities. Forever Green NV, LLC also owned certain membership interests in MediFarm I. On February 26, 2019, we purchased Forever Green’s 15% membership interest in MediFarm II as part of a larger deal that involved ownership interest in MediFarm I, MediFarm II, and Medifarm I Real Estate. See Note 19 – “ Litigation and Claims”.

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

On October 26, 2017, the Company entered into joint venture agreements with NuLeaf Sparks Cultivation, LLC and NuLeaf Reno Production, LLC (collectively “NuLeaf”) to build and operate cultivation and production facilities for our IVXX brand of cannabis products in Nevada. The agreements were subject to approval by the State of Nevada, the City of Sparks and the City of Reno in Nevada. Under the terms of the agreements, the Company remitted to NuLeaf an upfront investment of $4.50 million in the form of convertible loans bearing an interest rate of 6.0% per annum. The Company received all required permits and licenses from the State of Nevada and local authorities in 2018. As a result, the notes receivable balance was converted into a 50.0% ownership interest in Nuleaf. See Note 4— “Variable Interest Entity Arrangements”.

MediFarm I RE

On October 14, 2015, we formed MediFarm I RE. We owned 50.0% of the membership interests in MediFarm I RE. The remaining membership interests were owned by Forever Young Investments, LLC (50.0%), an otherwise unaffiliated entity. On February 26, 2019, we purchased Forever Young’s 50% membership interest in MediFarm I as part of a larger deal that involved ownership interest in MediFarm I, MediFarm II, and MediFarm I RE. MediFarm I RE is a real estate holding company that owns the real property and a building that is situated on such real property, at which our MediFarm I marijuana dispensary facility is located and operates. See Note 19 – “ Litigation and Claims”.

Carnegie

On October 31, 2017, we formed Carnegie, a wholly owned subsidiary. Carnegie is a real estate holding company that owns the real property and a building located in Santa Ana, California. The Carnegie real estate was listed for sale in the fourth quarter of 2018. See Note 17 – “Discontinued Operations”.

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

Edible Garden’s main competitors are Shenandoah Growers and Sun Aqua Farms. To a lesser extent, Edible Garden competes with Green Giant, Del Monte, Rock Hedge Herbs, and Infinite Herbs. Edible Garden is an up and coming brand that has increased its retailers to approximately 1,800 retail sellers since we acquired Edible Garden in April 2013. Edible Garden believes the following three factors set it apart from its competitors: (1) its branding and marketing displays, which are predominately placed in high traffic areas on its proprietary racks; (2) it uses proprietary strands and seeds for its produce and its methodology for growing such produce; and (3) all of its produce is hydroponically grown and sold “alive” ( i.e., the produce is sold “rooted”).

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

Our Operations

We are organized into three reportable segments:

•	Herbs and Produce Products– Includes herbs and leafy greens that are grown using classic Dutch hydroponic farming methods;

•	Cannabis Dispensary, Cultivation and Production– Includes cannabis-focused retail, cultivation and production operations; and

•	Real Estate– Includes building ownership and construction operations where cannabis dispensary and/or cultivation operations are currently in development

Our segment net revenue and contributions to consolidated net revenue for each of the last two fiscal years were as follows:

	(in thousands)
	Total Revenue		% of Total Revenue
	Year Ended December 31,		Year Ended December 31,
	2019	2018	2019	2018

Herbs and Produce Products	$5,284	$4,476	18.8%	15.9%
Cannabis Dispensary, Cultivation and Production	22,416	14,872	79.9%	83.9%
Real Estate	-	-	-%	-%
Corporate and Other	350	817	1.2%	0.2%

Total	$28,050	$20,165	100.0%	100.0%

See Note 2 – “Summary of Significant Accounting Policies”to our consolidated financial statements for financial information about our segments. See also “Item 1A. Risk Factors”below for a discussion of certain risks associated with our operations.

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

Real Estate and Construction Operations

We own real property in Nevada. Additionally, we own properties in California that are in various stages of construction for medical marijuana and adult use cultivation and production facilities and dispensaries.

Employees

As of the date of this Annual Report on Form 10-K, we have 248 employees.

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

We have incurred significant losses in prior periods. For the year ended December 31, 2019, we incurred a net loss of $46.93 million and, as of that date, we had an accumulated deficit of $189.69 million. For the year ended December 31, 2018, we incurred a net loss of $39.75 million and, as of that date, we had an accumulated deficit of $142.75 million. Any losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flow.

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

Individual state and local laws do not always conform to the federal standard or to other states’ laws. A number of states have decriminalized marijuana to varying degrees, other states have created exemptions specifically for medical cannabis, and several have both decriminalization and medical laws. As of December 2019, eleven states and the District of Columbia have legalized the recreational use of cannabis. Variations exist among states that have legalized, decriminalized, or created medical marijuana exemptions. For example, certain states have limits on the number of marijuana plants that can be homegrown. In most states, the cultivation of marijuana for personal use continues to be prohibited except for those states that allow small-scale cultivation by the individual in possession of medical marijuana needing care or that person’s caregiver. Active enforcement of state laws that prohibit personal cultivation of marijuana may indirectly and adversely affect our business and our revenue and profits.

In November 2016, California voters approved Proposition 64, also known as the Adult Use of Marijuana Act (“AUMA”), in a ballot initiative. Among other things, the AUMA makes it legal for adults over the age of 21 to use marijuana and to possess up to 28.5 grams of marijuana flowers and 8 grams of marijuana concentrates. Individuals are also permitted to grow up to six marijuana plants for personal use. In addition, the AUMA establishes a licensing system for businesses to, among other things, cultivate, process and distribute marijuana products under certain conditions. On January 1, 2018 the California Bureau of Cannabis Control enacted regulations to implement the AUMA.

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

We source some of our products from third-party suppliers. Although we verify that the products we receive from third-party suppliers are adequately tested, we may not identify all contamination in those products. Possible contaminates include pesticides, molds and fungus. If a customer suffers an injury from our products, they may sue us in addition to the supplier and we may not have adequate insurance to cover any such claims, which could result in a negative effect on our results of operations.

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

Disruptions to cultivation, manufacturing and distribution of cannabis in California and Nevada may negatively affect our access to products for sale at our dispensaries.

California and Nevada laws and regulations require us to purchase products only from licensed vendors and through licensed distributors. To date, a relatively small number of licenses have been issued in California to cultivate, manufacture and distribute cannabis products. We have obtained a license to distribute products from our cultivation and manufacturing facilities to our dispensaries, however we currently do not cultivate and manufacture enough of our own products to satisfy customer demand. In addition, we carry products cultivated and manufactured by third parties. As a result, if an insufficient number of cultivators, manufacturers and distributors are able to obtain licenses our ability to purchase products and have them delivered to our dispensaries may be limited and may impact our sales.

High tax rates on cannabis and compliance costs in California and Nevada may limit our customer base.

The State of California imposes a 15.0% excise tax and state of Nevada imposes a 10% excise tax on products sold at licensed cannabis dispensaries. Local jurisdictions typically impose additional taxes on cannabis products. In addition, we incur significant costs complying with state and local laws and regulations. As a result, products sold at our dispensaries will likely cost more than similar products sold by unlicensed vendors and we may lose market share to those vendors.

Federal income tax reform could have unforeseen effects on our financial condition and results of operations.

The Tax Cuts and Jobs Act, or the Tax Act, was enacted on December 22, 2017, and contains many changes to U.S. federal tax laws. The Tax Act requires complex computations that were not previously provided for under U.S. tax law and significantly revised the U.S. tax code by, among other changes, lowering the corporate income tax rate from 35% to 21%, requiring a one-time transition tax on accumulated foreign earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings. At December 31, 2019, the Company has completed its accounting for the tax effects of the 2017 Tax Act. However, additional guidance may be issued by the Internal Revenue Service, or IRS, the Department of the Treasury, or other governing body that may significantly differ from our interpretation of the law, which may result in a material adverse effect on our business, cash flow, results of operations or financial conditions.

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

Our Articles of Incorporation authorize the issuance of up to 990,000,000 shares of Common Stock and 50,000,000 shares of preferred stock, with a par value of $0.001 per share. As of March 9, 2019, we had 183,535,449 shares of Common Stock, 8 shares of Series A Preferred Stock and zero shares of Series B Preferred Stock outstanding; however, we may issue additional shares of Common Stock or preferred stock in the future in connection with a financing or an acquisition. Such issuances may not require the approval of our stockholders. In addition, certain of our outstanding rights to purchase additional shares of Common Stock or securities convertible into our Common Stock are subject to full-ratchet anti-dilution protection, which could result in the right to purchase significantly more shares of Common Stock being issued or a reduction in the purchase price for any such shares or both. Any issuance of additional shares of our Common Stock, or equity securities convertible into our Common Stock, including but not limited to, preferred stock, warrants, and options, will dilute the percentage ownership interest of all stockholders, may dilute the book value per share of our Common Stock, and may negatively impact the market price of our Common Stock.

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

As of December 31, 2019, we have goodwill of $27.72 million and other intangible assets of $15.27 million, which represents 36.2% of our total assets. As of December 31, 2018, we had goodwill of $35.17 million and other intangible assets of $18.47 million, which represented 44.7% of our total assets. We evaluate goodwill for impairment on an annual basis or more frequently if impairment indicators are present based upon the fair value of each reporting unit. We assess the impairment of other intangible assets on an annual basis, or more frequently if impairment indicators are present, based upon the expected future cash flows of the respective assets. These valuations include management’s estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures, and other assumptions. Significant negative industry or economic trends, disruptions to our business, inability to achieve sales projections or cost savings, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations. If the estimated fair value of our reporting units changes in future periods, we may be required to record an impairment charge related to goodwill or other intangible assets, which would reduce earnings in such period.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

A summary of the offices and properties we lease or own are presented in the table below. Each of our facilities is considered to be in good condition, adequate for its purpose and suitably utilized according to the individual nature and requirements of the relevant operations.

Purpose	Location	Own or Lease	Base Monthly Rent	Lease Begin Date	Lease End Date

Corporate Headquarters	Irvine, CA	Lease	$19,255	05/01/2019	04/30/2024
Office (Edible Garden)	Jesery City, NJ	Lease	$4,967	12/01/2017	12/31/2020
Land for Greenhouse (Edible Garden)	Belvidere, NJ	Lease	$14,640	01/01/2015	12/31/2029
Cultivation Facility (Gary)	Las Vegas, NV	Lease	$5,624	05/01/2014	04/30/2024
Cultivation Facility (1)	Oakland, CA	Lease	$25,462	01/01/2017	12/31/2024
Cultivation Facility (1)	Spanish Springs, NV	Own	–	–	–
Dispensary (Blüm Oakland)/Cultivation Facility	Oakland, CA	Lease	$30,596	05/01/2016	03/31/2022
Dispensary (Blüm Desert Inn)	Las Vegas, NV	Lease	$9,422	04/15/2014	05/31/2019
Dispensary (Blüm Decatur)	Las Vegas, NV	Lease	$5,245	05/01/2014	04/30/2019
Dispensary (Blüm San Leandro)	San Leandro, CA	Lease	$25,462	01/01/2017	12/31/2024
Dispensary (Blüm Reno)	Reno, NV	Lease	$7,500	08/01/2019	07/31/2020
Dispensary (MediFarm So Cal)	Santa Ana, CA	Lease	$15,000	10/01/2017	M to M
Building (Carnegie)	Santa Ana, CA	Own	–	–	–
Building (Dyer)	Santa Ana, CA	Own	–	–	–
Building (4th Street)	Las Vegas, NV	Own	–	–	–

__________

(1) Not open yet.

ITEM 3. LEGAL PROCEEDINGS

See Note 19 – “Litigation and Claims”of the Notes to Consolidated Financial Statements in Part II of this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the OTC Markets Group, Inc.’s OTCQX tier under the symbol “TRTC.” On March 9, 2020, the closing bid price on the OTC Markets Group, Inc.’s OTCQX tier for our Common Stock was $0.089.

Holders

As of March 9, 2020, there were 185,843,857 shares of Common Stock issued and 183,535,449 shares of Common Stock outstanding (excluding shares of Common Stock issuable upon conversion or conversion into shares of Common Stock of all of our currently outstanding Series A Preferred Stock and Series B Preferred Stock and exercise of our warrants and options) held by approximately 196 stockholders of record. We believe that we have more than 296,500 beneficial holders of our Common Stock. As of March 9, 2020, there were no shares issued and outstanding of our Series B Preferred Stock, Series G Preferred Stock, Series N Preferred Stock and Series Z Preferred Stock.

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

On December 11, 2018, the Company’s Board of Directors approved the 2018 Equity Incentive Plan (the “Plan”). On June 20, 2019, the Company adopted the Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”), and our stockholders approved the Plan at our annual meeting of stockholders that was held September 23, 2019. Pursuant to the terms of the 2018 Plan, the maximum number of shares of Common Stock available for the grant of awards under the 2018 Plan shall not exceed 13.00 million. During the years ended December 31, 2019 and 2018, the Company granted ten-year options to directors, officers, and employees, pursuant to which such individuals are entitled to exercise options to purchase an aggregate of up to 5.70 million and 4.14 million shares of Common Stock, respectively. The options have exercise prices of $0.58 - $1.00 per share, and generally vest quarterly over a three-year period.

During the year ended December 31, 2018, the Company granted ten-year options to directors, officers, and employees, pursuant to which such individuals are entitled to exercise options to purchase an aggregate of up to 1.06 million shares of Common Stock that were not subject to the 2016 Equity Plan or the 2018 Equity Plan. The options have exercise prices ranging from $2.02 to $3.75 per share, and generally vest quarterly over a three-year period.

On February 14, 2020, the Board approved an amendment (the “Plan Amendment”) to the Company’s Amended and Restated 2018 Equity Incentive Plan (the “Plan”) to increase the number of shares available for issuance thereunder by 28.98 million shares of Terra Tech common stock for a total of 43.98 million shares of Terra Tech common stock, plus the number of shares, not to exceed 2.00 million shares, that may become available under the Company’s 2016 Equity Incentive Plan after termination of awards thereunder, subject to adjustment in accordance with the terms of the Plan.

	Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Range of Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)

Equity Compensation Plans Approved By Security Holders	5,164,063	$0.576-5.035	40,812,362
Equity Compensation Plans Not Approved By Security Holders	784,565	2.02-3.75	-
Total	5,948,628	$0.576-5.035	40,812,362

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

On September 7, 2018, Company filed a shelf registration statement on Form S-3 with the United States Securities and Exchange Commission. The shelf registration was declared effective by the SEC, on October 11, 2018. The registration statement will allow the Company to issue, from time to time at prices and on terms to be determined at or prior to the time of the offering, shares of our common stock, par value $0.001 per share (our “Common Stock”), shares of our preferred stock, par value $0.001 per share (our “Preferred Stock”), debt securities, warrants, rights, or purchase contracts, either individually or in units, with a total value of up to $100.00 million.

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

Results of Operations

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Revenues– For the year ended December 31, 2019, we generated revenues from continuing operations of approximately $28.05 million, compared to approximately $20.16 million for the year ended December 31, 2018, an increase of approximately $7.89 million. The increase was primarily due ramping up of our production operations, a $3.32 million impact, and increased dispensary revenue, which accounted for $3.71 million. We also saw a 20% increase in revenue generated by Edible Garden from the sales of its produce and herb products. At this stage in our development, revenues are not yet sufficient to cover ongoing operating expenses.

Cost of Goods Sold– For the year ended December 31, 2019, cost of goods sold from continuing operations was approximately $13.40 million, compared to approximately $13.16 million for the year ended December 31, 2018, an increase of only $0.24 million, on a revenue increase of $7.89 million. We saw operational improvements on the Cannabis segment via improved purchasing, marketing, and enhanced vertical integration that nearly offset the additional cost of sales attached to the incremental revenue.

Gross Profit and Gross Margin– Our gross profit for the year ended December 31, 2019 was approximately $14.65 million, compared to a gross profit of approximately $7.01 million for the year ended December 31, 2018, an increase of approximately $7.64 million. Our gross margin for the year ended December 31, 2019 was approximately 52.23%, compared to approximately 34.77% for the year ended December 31, 2018.

Selling, General and Administrative Expenses– Selling, general and administrative expenses for the year ended December 31, 2019 were approximately $45.32 million, compared to approximately $37.91 million for the year ended December 31, 2018, an increase of approximately $7.41 million. The increase was primarily due to: (i) an increase of 2.29 million for depreciation expense; (ii) an increase of $1.81 million in employee stock option expense; (iii) an increase of $0.83 million in amortization expense; (iv) an increase of $0.62 million in legal expense; (v) an increase of $0.57 million for marketing expense; (vi) a $0.40 million increase in bank service fees; (vii) an increase of $0.38 million in allowance for doubtful accounts; (viii) a $0.31 million increase in insurance expense, and (ix) an increase of $0.24 million increase in licenses, fees, and taxes.

Other Operating Gain/Expense – Other expenses for the year ended December 31, 2019 were approximately $8.62 million, compared to an Other Operating Gain of approximately $4.49 million for the year ended December 31, 2018, an increase of approximately $13.11 million. The increase was primarily due to the combination of (i) a goodwill impairment charge of $8.35 million in 2019 (ii) a $5.23 million gain recorded for the sale of the assets at our dispensary located at 1921 Western Ave., Las Vegas, in 2018 which reduced Other Expense.

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

Going Concern

We have incurred significant losses in prior periods. For the year ended December 31, 2019, we incurred a net loss of $46.93 million and, as of that date, we had an accumulated deficit of $189.69 million. For the year ended December 31, 2018, we incurred a net loss of $39.75 million and, as of that date, we had an accumulated deficit of $142.75 million. We expect to experience further significant net losses in 2020 and the foreseeable future. At December 31, 2019, we had a cash balance of approximately $1.23 million, compared to a cash balance of approximately $7.19 million at December 31, 2018. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through private sales of common stock, and debt securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations.

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

The risks and uncertainties surrounding the timing of the close of our pending asset sales in Nevada, our limited capital resources, and the weak industry conditions impacting our business raise substantial doubt as to our ability to continue as a going concern for twelve months from the issuance of these financial statements. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. For additional information, see Note 21– “Going Concern”of the Notes to Consolidated Financial Statements included in Part II, and Item 1A – “Risk Factors”in Part I of this Annual Report on Form 10-K.

Sources and Uses of Cash

Cash Used in Operating Activities

Cash used in operating activities for the year ended December 31, 2019 was approximately $14.74 million, compared to approximately $19.88 million for the year ended December 31, 2018. The $5.14 million decrease in cash used in operating activities was due a number of influences, however there was one significant factor. In light of our asset transfers being frozen by state of Nevada, management made efforts to conserve cash until the consummation of the asset sales.

Cash Used in Investing Activities

Cash provided by investing activities for the year ended December 31, 2019 was approximately $0.63 million, compared to cash used in investing activities of approximately $16.53 million for the prior year. The 2018 activity was comprised of expenditures related to: (i) the construction of the San Leandro and Oakland facilities; (ii) capital expenditures at Edible Garden in Belvidere, N.J.; (iii) payment for acquisition of real estate in Santa Ana, California and (iv) $5.00 million equity investment in Hydrofarm Holdings Group, Inc. and approximately $2.00 million advances to NuLeaf (see Note 4 – “Variable Interest Entities”).

During 2019, cash provided was primarily driven by asset sales proceeds. Management delayed certain construction projects until the State of Nevada approves our pending asset sales.

Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2019 was approximately $8.14 million, compared to $38.16 million for the prior year. The cash provided by financing activities in fiscal 2019 was primarily due to $13.00 million proceeds from the issuance of notes payable and $4.50 million from the sale of Common Stock and warrants. The Company also had a cash outflow related to the purchase of $6.25 million related to the purchase of an unaffiliated third parties interest in MediFarm I, MediFarm II, and MediFarm I RE. See Note 19 – “Litigation and Claims”. The cash provided by financing activities in fiscal 2018 was primarily due to: (i) $33.65 million proceeds from the issuance of notes payable and (ii) $5.60 million from the sale of Common Stock and warrants.

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

We disclose those accounting policies that we consider to be significant in determining the amounts to be utilized for communicating our consolidated financial position, results of operations and cash flows in Note 2 – “Summary of Significant Accounting Policies”to our consolidated financial statements included elsewhere herein. Our discussion and analysis of our financial condition, results of operations, and cash flows are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from these estimates, but management does not believe such differences will materially affect our financial position or results of operations.

See Note 2 –“Summary of Significant Accounting Policies,”to our Financial Statements for further information on accounting policies that we believe to be critical, including our policies on:

Business Combinations

Revenue Recognition

Stock-Based Compensation

Notes Receivable

Goodwill

Long-Lived and Intangible Assets

Valuation of Inventory

Deferred Income Taxes

Fair Value Estimates

Recently Adopted  and Issued Accounting Standards

See Note 2 – “Summary of Significant Accounting Policies”to our Financial Statements for information regarding accounting standards adopted in 2019 and other new accounting standards that were issued but not effective as of December 31, 2019.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on this evaluation, our management concluded that as of December 31, 2019 these disclosure controls and procedures were effective at the reasonable assurance level. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

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

Our Chief Executive Officer and Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2019.

Based on the results of its assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2019 based on such criteria.

Our independent registered public accounting firm, Marcum LLP, has audited our consolidated financial statements and has issued an attestation report on our internal control over financial reporting as of December 31, 2019, which report is included herein.

We believe that the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2019 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2019, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person, and the year such director or officer commenced serving in such capacity:

Name	Director or Officer Since	Age	Positions
Derek Peterson	2012	46	Chairman of the Board and Chief Strategy Officer
Matthew Morgan	2020	34	Chief Executive Officer and Director
Alan Gladstone	2017	72	Director
Michael James	2012	61	Chief Financial Officer
Michael A. Nahass	2012	54	President, Chief Operating Officer, Secretary, Treasurer, and Director
Steven J. Ross	2012	62	Director

Derek Peterson

Chairman of the Board and Chief Strategy Officer

Mr. Peterson has served as our President and Chief Executive Officer, and Chairman of the Board, since February 9, 2012. Mr. Peterson served as President until November 6, 2017. Mr. Peterson began his career in finance with Crowell, Weedon & Co. (now, D.A. Davidson & Co.), the then-largest independent broker-dealer on the West Coast. In his 6 years there, Mr. Peterson became a partner and Branch supervisor where he was responsible for sales of over $10 million. Mr. Peterson was offered an opportunity to build a southern Orange County presence for Wachovia Securities, where he became the first Vice President and Branch Manager for their Mission Viejo location. He was instrumental in growing that office from the ground up into the $15 million office it is today. After his term at Wachovia Securities (now, Wells Fargo Advisors), Mr. Peterson accepted an opportunity for a Senior Vice President position with Morgan Stanley Smith Barney, where he and his team oversaw combined assets of close to $100 million. In addition, he has also been involved in several public and private equity financings, where he has personally funded several projects from angel to mezzanine levels. Mr. Peterson is a CFP Professional and holds his Series 7 (General Securities Representative), Series 9 and 10 (General Securities Sales Supervisor), Series 3 (National Commodity Futures), Series 65 (Investment Advisor Representative), and California Insurance License. Mr. Peterson holds a Bachelor’s degree in Business Management from Pepperdine University. Mr. Peterson also owned a 12% interest in Black Oak until we acquired Black Oak on April 1, 2016. As a co-owner of Black Oak, Mr. Peterson worked with governmental agencies and tax authorities in Oakland, including working with the city to establish medical cannabis ordinances, competed for a permit to operate, and responded to a city request for proposal. Mr. Peterson’s experiences gained through these matters will assist us in launching and operating the medical marijuana and adult use cultivation, production and dispensary businesses of MediFarm, MediFarm I, and MediFarm II, as well as IVXX’s launch of its line of cannabis flowers, cigarettes, and pure concentrates. Mr. Peterson’s background in investment banking led to our conclusion that he should serve as a director in light of our business and structure.

Matthew Morgan

Chief Executive Officer and Director

Mr. Morgan served as the Chief Executive Officer of OneQor Technologies, Inc. from December 2018 through the closing of the merger with Oneqor. From March 2014 through November 2017, Mr. Morgan served as co-Founder and Chief Executive Officer of Tryke Companies, LLC, a vertically integrated seed-to-sale cannabis company that includes the Reef Dispensary. In 2018, Mr. Morgan was named one of the most influential people in cannabis by High Times magazine. Mr. Morgan co-founded several businesses including Bloom Dispensaries, Reef Dispensaries, and Ignite Cannabis Co.

Alan Gladstone

Director

Mr. Gladstone has served as a Director since November 15, 2017. Mr. Gladstone was Founder, Chairman, President and CEO of Anna’s Linens, a specialty retailer of home textiles and home decoration items, from 1987 - 2014. During his tenure at Anna’s Linens, he grew the business to 305 stores in 23 states with over $400 million in annual revenues. He managed a team of 12 executives and over 3,500 employees and oversaw the company’s M&A strategy. Anna’s Linens was ranked the 13th largest seller of home textiles nationally in 2013. On June 14, 2015, Anna’s Linens filed a petition in the United States Bankruptcy Court for the Central District of California seeking relief under Chapter II of the United States Bankruptcy Code. Prior to his time at Anna’s Linens, he was a self-employed retail business consultant where he counted Vons, TG&Y and Cook United in his client base. He was also President of Home Front, a division of U.S. Shoe, from 1983 - 1986 where he led a team of 800 employees. In this role, he led the profitable growth of the business from 21 stores to 105 stores and grew sales from $40 million to $400 million. Mr. Gladstone has a BS in Economics from the University of California, Irvine. Mr. Gladstone’s entrepreneurial experience and success in retail led to our conclusion that he should serve as a Director and Chairman of the Compensation Committee in light of our business and structure.

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

Independent Director Agreements

Pursuant to an Independent Director Agreement dated July 1, 2019 with Steven J. Ross and Alan Gladstone the Company agreed to pay each of Mr. Ross and Mr. Gladstone $12,500 per month for a period of three years beginning on July 1, 2019. The cash compensation includes $10,000 per month for service as a Director and $2,500 per month for service as the Chairperson of one or more board committees. The Company also issued to each of Mr. Ross and Mr. Gladstone 86,805 restricted shares of the Company’s common stock (“Common Stock”), all of which vested on the date of appointment, and an option to purchase an additional 86,805 shares of Common Stock with an exercise price of the closing price of the Common Stock on the date of the Director Agreements, which vest over a three-year period. In addition, a stock option and stock issuance of equivalent value are to be issued at the one year and two-year anniversary dates of the Director Agreements.

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

Audit Committee and Audit Committee Financial Expert

On November 4, 2015, the Board established the Audit Committee and approved and adopted a charter (the “Audit Committee Charter”) to govern the Audit Committee. Messrs. Ross and Krueger were appointed to serve on the Audit Committee, with Mr. Ross designated as chairman. On November 6, 2017 Mr. Krueger resigned as a member of the Board. Subsequently on November 15, 2017, Mr. Gladstone was appointed to serve on the Audit Committee. Each member of the Audit Committee meets the independence requirements of The NASDAQ Stock Market, LLC and the SEC. The Audit Committee met five times during 2019. In addition to the enumerated responsibilities of the Audit Committee in the Audit Committee Charter, the primary function of the Audit Committee is to assist the Board in its general oversight of our accounting and financial reporting processes, audits of our financial statements, and internal control and audit functions. The Audit Committee Charter can be found online at http://ir.terratechcorp.com/goverance-docs.

Compensation Committee

On November 4, 2015, the Board established the Compensation Committee and approved and adopted a charter (the “Compensation Committee Charter”). Messrs. Ross and Krueger were appointed to serve on the Compensation Committee, with Mr. Krueger designated as chairman. On November 6, 2017 Mr. Krueger resigned as a member of the Board. Subsequently on November 15, Mr. Gladstone was appointed to serve as the Chairman of the Compensation Committee. Each member of the Compensation Committee meets the independence requirements of The NASDAQ Stock Market, LLC and the SEC, is a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act and is an outside director within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee held one meeting during 2019. In addition to the enumerated responsibilities of the Compensation Committee in the Compensation Committee Charter, the primary function of the Compensation Committee is to oversee the compensation of our executives and advise the Board on the adoption of policies that govern our compensation programs. The Compensation Committee Charter may be found online at http://ir.terratechcorp.com/governance-docs.

Governance and Nominating Committee

On November 4, 2015, the Board established the Nominating Committee and approved and adopted a charter (the “Nominating Committee Charter”). Messrs. Ross and Krueger were appointed to serve on the Nominating Committee, with Mr. Ross designated as chairman. On November 6, 2017, Mr. Krueger resigned as a member of the Board. Subsequently on November 15, 2017, Mr. Gladstone was appointed to serve on the Governance and Nominating Committee. Each member of the Nominating Committee meets the independence requirements of The NASDAQ Stock Market, LLC and the SEC. The Nominating Committee held one meeting during 2019. In addition to the enumerated responsibilities of the Nominating Committee in the Nominating Committee Charter, the primary function of the Nominating Committee is to determine the slate of director nominees for election to the Board, to identify and recommend candidates to fill vacancies occurring between annual stockholder meetings, to review our policies and programs that relate to matters of corporate responsibility, including public issues of significance to us and our stockholders, and any other related matters required by federal securities laws. The charter of the Nominating and Corporate Governance Committee may be found online at http://ir.terratechcorp.com/governance-docs.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our Board of Directors and the Board of Directors or Compensation Committee of any other company, nor has any interlocking relationship existed in the past.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information relating to compensation for the Company’s Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and individuals serving as our principal executive officer or acting in a similar capacity (collectively, the “Named Executive Officers”) for the fiscal years ended December 31, 2019 and 2018.

							Non-Equity
				Stock			Incentive		Nonqualified	All Other
Name and Principal				Awards	Option		Plan		Deferred	Compensation
Position	Year	Salary	Bonus	(5)	Awards		Compensation		Compensation	(6)	Total

Derek Peterson (1)
Chief Executive Officer and	2019	$309,000	$-	$	$1,100,882						$1,409,882
Chairman of the Board	2018	$300,000	$100,000	$39,911	$648,649	$		$		$8,610	$1,097,170

Michael Nahass (2)
President, Chief Operating Officer,	2019	$283,250	$-	$	$1,100,882						$1,384,132
Secretary,Treasurer and Director	2018	$275,000	$100,000	$21,318	$642,967	$		$		$8,610	$1,047,895

Michael James (4)	2019	$257,500	$75,000		$706,906						1,039,406
Chief Financial Officer	2018	$250,000	$90,000	$21,318	$421,616	$		$		$6,000	$788,934

____________

(1)	Appointed President, Chief Executive Officer, and Chairman of the Board on February 9, 2012. Served as President until November 6, 2017.
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

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

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

Director Compensation

The following table sets forth director compensation for the year ended December 31, 2019:

	Fees Earned Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
Name (1)	($)	($) (4)	($)	($)	($)	($)	($)

Steven Ross (2)	$137,500	$51,215	$220,361	$-	$-	$45	$409,121

Alan Gladstone (3)	$158,333	$51,215	$403,226	$-	$-	$434	$613,208

______________

(1)Derek Peterson and Michael Nahass are not included in this table as they were executive officers during fiscal 2018, and thus received no compensation for their service as directors. The compensation of Mr. Peterson and Mr. Nahass as our employees is shown in “Item 11 Executive Compensation – Summary Compensation Table.”

(2) Appointed as a director on July 23, 2012.
(3)Appointed as a director on November 15, 2017.

(4) For valuation purposes, the dollar amount shown represents the aggregate award date fair value of awards made in fiscal 2019 computedin accordance with FASB ASC Topic 718, “Stock Compensation”. The fair value is calculated based on the closing price of the Common Stock on the grant dates.

Narrative to Director Compensation Table

The following is a narrative discussion of the material information that we believe is necessary to understand the information disclosed in the previous table. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Steven J. Ross

Mr. Ross earned cash fees for his services as a director in fiscal 2019 in the amount of $0.14 million. Mr. Ross earned cash fees for his services as a director in fiscal 2018 in the amount of $0.10 million.

On June 20, 2019, we granted Mr. Ross a ten-year option to acquire 500,000 shares of Common Stock at $0.585 per share. The option is in consideration of the services to be rendered, which shall vest and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100.0%) vested. As of December 31, 2019, the option was one-sixth (1/6) vested. On July 1, 2019, we granted Mr. Ross a ten-year option to acquire 86,805 shares of Common Stock at $0.576 per share. The option is in consideration of the services to be rendered, which shall vest and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100.0%) vested. As of December 31, 2019, the option was one-sixth (1/6) vested.

On December 11, 2018, we granted Mr. Ross a ten-year option to acquire 300,000 shares of Common Stock at $1.00 per share. The option is in consideration of the services to be rendered, which shall vest and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100.0%) vested. As of December 31, 2019, the option was five-twelfths (5/12) vested. On July 30, 2018, we granted Mr. Ross a ten-year option to acquire 55,000 shares of Common Stock at $2.02 per share. The option is in consideration of the services to be rendered, which vested upon issuance and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100.0%) vested. As of December 31, 2019, the option was one-half (1/2) vested.

Alan Gladstone

Mr. Gladstone earned cash fees for his services as a director in fiscal 2019 in the amount of $0.16 million. Mr. Gladstone earned cash fees for his services as a director in fiscal 2018 in the amount of $0.08 million.

On June 20, 2019, we granted Mr. Gladstone a ten-year option to acquire 700,000 shares of Common Stock at $0.585 per share. The option is in consideration of the services to be rendered, which shall vest and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100.0%) vested. As of December 31, 2019, the option was one-sixth (1/6) vested. On July 1, 2019, we granted Mr. Gladstone a ten-year option to acquire 86,805 shares of Common Stock at $0.576 per share. The option is in consideration of the services to be rendered, which shall vest and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100.0%) vested. As of December 31, 2019, the option was one-sixth (1/6) vested.

On December 11, 2018, we granted Mr. Gladstone a ten-year option to acquire 600,000 shares at $1.00 per share. The option is in consideration of the services to be rendered, which shall vest and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100.0%) vested. As of December 31, 2019, the option was five-twelfths (5/12) vested. On July 30, 2018, we granted Mr. Gladstone a ten-year option to acquire 100,000 shares of Common Stock at $2.02 per share. The option is in consideration of the services to be rendered, which vested upon issuance and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100.0%) vested. As of December 31, 2019, the option was one-half (1/2) vested. On January 30, 2018, we granted Mr. Gladstone a ten-year option to acquire 66,667 shares of Common Stock at $4.68 per share. The option is in consideration of the services to be rendered, which vested upon issuance and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100.0%) vested. As of December 31, 2019, the option was two-thirds (2/3) vested.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

On January 12, 2016, we adopted the 2016 Equity Incentive Plan (the “Plan”), and our stockholders approved the Plan at our annual meeting of stockholders that was held on September 26, 2016. Pursuant to the terms of the Plan, the maximum number of shares of Common Stock available for the grant of awards under the Plan shall not exceed 2.0 million. During the years ended December 31, 2018 and 2017, the Company granted ten-year options to directors, officers, and employees, pursuant to which such individuals are entitled to exercise options to purchase an aggregate of up to 0.80 million and 0.71 million shares of Common Stock, respectively. The options have exercise prices of $2.54 - $4.68 per share, and generally vest quarterly over a three-year period.

On December 11, 2018, the Company’s Board of Directors approved the 2018 Equity Incentive Plan (the “Plan”). On June 20, 2019, the Company adopted the Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”), and our stockholders approved the Plan at our annual meeting of stockholders that was held September 23, 2019. Pursuant to the terms of the 2018 Plan, the maximum number of shares of Common Stock available for the grant of awards under the 2018 Plan shall not exceed 13.00 million. During the years ended December 31, 2019 and 2018, the Company granted ten-year options to directors, officers, and employees, pursuant to which such individuals are entitled to exercise options to purchase an aggregate of up to 5.80 million and 4.14 million shares of Common Stock, respectively. The options have exercise prices of $0.58 - $1.00 per share, and generally vest quarterly over a three-year period.

During the year ended December 31, 2018, the Company granted ten-year options to directors, officers, and employees, pursuant to which such individuals are entitled to exercise options to purchase an aggregate of up to 1.06 million shares of Common Stock that were not subject to the 2016 Equity Plan or the 2018 Equity Plan. The options have exercise prices ranging from $2.02 to $3.75 per share, and generally vest quarterly over a three-year period.

On February 14, 2020, the Board approved an amendment (the “Plan Amendment”) to the Company’s Amended and Restated 2018 Equity Incentive Plan (the “Plan”) to increase the number of shares available for issuance thereunder by 28.98 million shares of Terra Tech common stock for a total of 43.98 million shares of Terra Tech common stock, plus the number of shares, not to exceed 2.00 million shares, that may become available under the Company’s 2016 Equity Incentive Plan after termination of awards thereunder, subject to adjustment in accordance with the terms of the Plan. Our stockholders will vote to approve it at the next annual meeting of stockholders, to be held in September or October of 2020.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 8, 2020 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5.0% of our Common Stock; (2) each of our directors, nominees for director and executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of 2040 Main Street, Suite 225, Irvine, California 92614.

In computing the number and percentage of shares beneficially owned by each person, we include any shares of Common Stock that could be acquired within 60 days of March 8, 2020 by the conversion or exercise of shares of Series A Preferred Stock, Series B Preferred Stock, or option awards. These shares, however, are not counted in computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Common Stock (1)

Derek Peterson	Common Stock	4,449,811	(2)	2.42%
Matthew Morgan	Common Stock	14,616,118	(3)	7.96%
Michael A. Nahass	Common Stock	5,902,415	(4)	3.22%
Michael James	Common Stock	1,652,054	(5)	*
Steven Ross	Common Stock	541,157	(6)	*
Alan Gladstone	Common Stock	1,015,343	(7)	*
All Directors and Executive Officers as a Group (6 persons)		28,176,898		15.35%

__________

*	Represents beneficial ownership of less than one percent of the outstanding shares of our Common Stock.
(1)	As of March 8, 2019, we had a total of 185,843,857 shares of Common Stock issued and 183,535,449 shares outstanding.
(2)

Includes 3,654,029 shares of Common Stock owned via Equity IQ. Mr. Peterson owns Series A Preferred Stock, which is currently convertible into 4 shares of Common Stock. Mr. Peterson disclaims any beneficial ownership interest in the 989,574 shares of Common Stock held by his spouse, Amy Almsteier.

(3)	Amount is Mr. Morgan's OneQor stock that was converted into Terra Tech Stock as part of the February 14, 2020 merger of OneQor & Terra Tech Corp.
(4)	Includes 3,654,029 shares of Common Stock owned via Equity IQ. Mr. Nahass owns Series A Preferred Stock, which is currently convertible into 4 shares of Common Stock.
(5)	Includes 827,221 shares of Common Stock underlying vested options.
(6)	Includes 356,875 shares of Common Stock underlying vested options.
(7)	Includes 267,121 shares of Common Stock underlying vested options.

The following table sets forth certain information as of March 8, 2020 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5.0% of our Series A Preferred Stock; (2) each of our directors, nominees for director and executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of 2040 Main Street, Suite 225, Irvine, California 92614.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Series A Preferred Stock

Derek Peterson	Series A Preferred Stock	4	50%
Matthew Morgan	Series A Preferred Stock	–	–
Michael A. Nahass	Series A Preferred Stock	4	50%
Michael James	Series A Preferred Stock	–	–
Steven Ross	Series A Preferred Stock	–	–
Alan Gladstone	Series A Preferred Stock	–	–
All Directors and Executive Officers as a Group (6 persons)		8	100%

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

During the fiscal year ended December 31, 2019, the Company issued promissory notes totaling $1.80 million to OneQor Technologies, Inc (“OneQor”). Derek Peterson and Mike Nahass, the Chief Executive Officer and Chief Operating Officer, respectively, have minority ownership interests in OneQor.

On December 30, 2019, the Company entered into a $0.50 million secured promissory note agreement with the Matthew Lee Morgan Trust, which is affiliated with Matthew Morgan, the Chief Executive Officer of OneQor Technologies, Inc. (“OneQor”). Derek Peterson, Chief Executive Officer of Terra Tech and Michael Nahass, President of Terra Tech are minority interest holders in OneQor. The note matures on December 30, 2020, and bears interest at a rate of 10% per annum. The note is secured by the Company’s HydroFarm investment.

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

Pursuant to an Independent Director Agreement dated July 1, 2019 by and between us and Steven J. Ross, we agreed to pay Mr. Ross $12,500 per month for a period of three years. We also issued to Mr. Ross an aggregate of 86,805 restricted shares of Common Stock, of which all of the shares vested on the date of appointment.

Pursuant to an Independent Director Agreement dated July 31, 2018 by and between us and Alan Gladstone, we agreed to pay Mr. Gladstone $8,333 per month for a period of one year. We also issued to Mr. Gladstone an aggregate of 24,750 restricted shares of Common Stock, of which all of the shares vested on the date of appointment.

Pursuant to an Independent Director Agreement dated July 1, 2019 by and between us and Alan Gladstone, we agreed to pay Mr. Gladstone $12,500 per month for a period of three years. We also issued to Mr. Gladstone an aggregate of 86,805 restricted shares of Common Stock, of which all of the shares vested on the date of appointment.

Director Independence

Post-merger, our Board is currently composed of five members. Our Common Stock is not currently listed for trading on a national securities exchange and, as such, we are not subject to any director independence standards. However, we have determined that two directors, Steven Ross and Alan Gladstone, each qualifies as an independent director. We evaluated independence in accordance with Rule 5605 of the NASDAQ Stock Market.

The Board currently has three separately designated standing committees: (i) the Audit Committee, (ii) the Compensation Committee, and (iii) the Governance and Nominating Committee. All three of these committees are solely comprised of independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees paid or to be paid for professional audit services rendered by Marcum LLP and MGO for the audit of our annual financial statements and fees billed for other services rendered for the years ended December 31, 2019 and 2018:

	Year Ended
	December 31,
	2019	2018

Audit Fees(1)	$611,587	$1,020,566

__________

(1)

Audit Fees consisted of fees billed for professional services rendered for the audit of the Company’s annual financial statements and internal control over financial reporting, review of the interim financial statements included in quarterly reports, and review of other documents filed with the SEC within those fiscal years.

The Board, or the Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is specific to the particular service or category of services and is generally subject to a specific budget. In addition, the Audit Committee has delegated pre-approval authority to its Chairman who, in turn, must report any pre-approval decisions to the Audit Committee at its next scheduled regular meeting. Our independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by our independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Board, or the Audit Committee, as applicable, pre-approved all fees for audit and non-audit work performed during fiscal 2019 and 2018.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements – See Index on page F-1

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations for the Years Ended December 31, 2019 and 2018

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018

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

2.6	Form of Agreement of Merger, dated June 30, 2016, by and among Generic Merger Sub, Inc., a California corporation and Black Oak Gallery, a California corporation (3)
2.7	Form of Agreement of Marger, dated March 31, 2016, by and among Generic Merger Sub, Inc., a California corporation and Black Oak Gallery, a California corporation (3)
2.8	Convertible Promissory Note dated March 12,. 2018 (29)
2.9	Agreement and Plan of Marger, dated as of October 30, 2019, by and among Terra Tech, OneQor, Merger Sub, Matthew Morgan, Larry Martin and the Shareholder Representative (43)
2.10	Amendment No. 1 to Agreement and Plan of Merger, dated as of December 2, 2019, by and among Terra Tech, OneQor, Merger Sub, Matthew Morgan, Larry Martin and the Shareholder Representative (44)
2.11	Amendment No. 2 to Agreement and Plan of Merger, dated as of February 14, 2020, by and among Terra Tech, OneQor, Merger Sub, Matthew Morgan, Larry Martin and the Shareholder Representative (45)
3.1	Articles of Incorporation dated July 22, 2008 (4)
3.2	Amended Bylaws, dated August 2, 2018 (5)
3.3	Certificate of Amendment dated July 8, 2011 (6)
3.4	Certificate of Change dated July 8, 2011 (6)
3.5	Certificate of Amendment dated January 27, 2012 (1)
3.6	Form of Amended and Restated Articles of Incorporation of Black Oak Gallery, a California corporation (3)
3.7	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock, dated September 27, 2016 (7)
3.8	Certificate of Amendment to Articles of Incorporation, Dated September 26, 2016 (8)
3.9	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock, dated October 3, 2016 (9)
3.10	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock, dated July 26, 2017 (10)
3.11	Amendment of Bylaws, dated June 20, 2018 (11)
3.12	Certificate of Designation for Series A Preferred Stock (12)
3.13	Amended and Restated Certificate of Designation for Series B Preferred Stock (3)
4.1	Certificate of Designation for Series A Preferred Stock (8)
4.2	Amended and Restated Certificate of Designation for Series B Preferred Stock (3)
4.3	Form of Common Stock Purchase Warrant (9)
4.4	Form of Common Stock Purchase Warrant (11)
4.5	Form of 12% Senior Convertible Promissory Note (15)
4.6	Form of 12% Senior Convertible Promissory Note (16)
4.7	Form of 12% Senior Convertible Promissory Note (17)
4.8	Form of Secured Promissory Note (19)
4.9	Form of 12% Senior Convertible Promissory Note (20)
4.10	Form of Secured Promissory Note (25)
4.11	Form of 12% Senior Convertible Promissory Note (27)
4.12	Form of 7.5% Senior Convertible Promissory Note (29)
4.13	Amendment No. 1 to Convertible Promissory Note (31)
4.14	Form of 7.5% Senior Convertible Promissory Note (32)
4.15	Form of 7.5% Senior Convertible Promissory Note (35)
4.16	Form of 3% Senior Convertible Promissory Note (35)
4.17	Form of 7.5% Senior Convertible Promissory Note dated September 7, 2018 (38)
4.18	Form of Secured Promissory Note dated October 5, 2018 (39)
4.19	Form of 7.5% Senior Convertible Promissory Note (29)

10.1	Letter agreement dated May 7, 2013, by and between Edible Garden Corp. and Gro-Rite Inc. (12)
10.2	Letter agreement dated May 7, 2013, by and between Edible Garden Corp. and NB Plants LLC (12)
10.3

Letter Agreement dated December 2, 2013, by and between Edible Garden Corp. and Heartland Growers Inc. (certain portions of this exhibit have been omitted based upon a request for confidential treatment) (21)

10.4	2016 Equity Incentive Plan (3)
10.5	Lease dated January 1, 2015, by and between Whitetown Realty, LLC and Edible Garden Corp. (3)
10.6	Guaranty dated January 1, 2015, by Terra Tech Corp. in favor of Whitetown Realty, LLC (3)
10.7	Sublease dated March 29, 2016, by and between Black Oak Gallery and CCIG Properties, LLC, dated March 29, 2016 (13)
10.8	Agreement of Merger dated March 31, 2016, by and between Generic Merger Sub, Inc. and Black Oak Gallery (10)
10.9	Operations and Asset Management Agreement dated March 31, 2016, by and among Platinum Standard, LLC, Black Oak Gallery, and Terra Tech Corp. (10)
10.10	Form of Investment Agreement, dated as of November 28, 2016 (14)
10.11	Lock-Up agreement dated January 12, 2018 between Terra Tech Corp. and Alan Gladstone (23)
10.12	Lock-Up agreement dated January 17, 2018 between Terra Tech Corp. and Michael James (24)
10.13	Form of Loan Agreement (25)
10.14	Form of Guaranty Agreement (25)
10.15	Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (25)
10.16	Lock-Up agreement dated January 25, 2018 between Terra Tech Corp. and Michael Nahass (26)
10.17	Lock-Up agreement dated January 27, 2018 between Terra Tech Corp. and Michael Nahass (28)
10.18	Form of Securities Purchase Agreement, dated as of March 12, 2018 (29)
10.19	Asset Purchase Agreement, dated as of July 6, 2018 (28)
10.20	Form of Securities Purchase Agreement, dated as of July 25, 2018 (35)
10.21	Independent Director Agreement between Terra Tech Corp. and Alan Gladstone dated July 30, 2018 (36)
10.22	Independent Director Agreement between Terra Tech Corp. and Steven J. Ross dated July 30, 2018 (36)
10.23	Standard Purchase Agreement (39)
10.24	Assignment (39)
10.25	Form of Loan Agreement (39)
10.26	Form of Guaranty Agreement (39)
10.27	Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (39)
14.1	Code of Ethics (42)
16.1	Letter from Macias Gini & O’Connell LLP to the Securities and Exchange Commission, dated August 15, 2018 (37)
21.1	List of Subsidiaries*
23.1	Consent of Marcum LLP*
24.0	Power of Attorney (set forth on the signature page of this Annual Report on Form 10-K)
31.1	Certification of Matthew Morgan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Michael C. James, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Matthew Morgan, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *
32.2	Certification of Michael C. James, Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *
99.1	Letter from Ken VandeVrede, dated April 20, 2018 (30)
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculations Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Presentation Linkbase Document *

48

_____________

(1)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on February 10, 2012.
(2)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on May 6, 2013.
(3)	Incorporated by reference to Annual Report on Form 10-K filed with the SEC on March 29, 2016
(4)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-156421), filed with the SEC on December 23, 2008.
(5)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-191954), filed with the SEC on October 28, 2013.
(6)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on September 28, 2016
(7)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on October 7, 2016
(8)	Incorporated by reference to Amendment No. 3 to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on April 19, 2012.
(9)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on March 2, 2015.
(10)	Incorporated by reference to Quarterly Report on Form 10-Q filed with the SEC on May 12, 2016
(11)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on June 1, 2016
(12)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on May 28, 2013.
(13)	Incorporated by reference to Current Report on Form 8-K/A filed with the SEC on April 5, 2016
(14)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on November 28, 2016
(15)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on August 22, 2017
(16)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on November 24, 2017
(17)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on December 26, 2017
(18)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on July 27, 2017
(19)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on November 24, 2017
(20)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on December 26, 2017
(21)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-191954), filed with the SEC on December 5, 2013
(22)	Incorporated by reference to Annual Report on Form 10-K filed with the SEC on March 16, 2018
(23)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on January 16, 2018
(24)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on January 18, 2018
(25)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on January 19, 2018
(26)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on January 25, 2018
(27)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on January 26, 2018
(28)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on January 29, 2018
(29)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on March 13, 2018
(30)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on April 24, 2018
(31)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on May 2, 2018
(32)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on June 8, 2018
(33)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on June 22, 2018
(34)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on July 12, 2018
(35)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on July 26, 2018
(36)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on July 31, 2018
(37)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on August 16, 2018
(38)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on September 7, 2018
(39)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on October 12, 2018
(40)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on December 3, 2018
(41)	Incorporated by reference to Current Report on Form 10-Q filed with the SEC on November 18, 2018
(42)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on November 5, 2015
(43)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on November 4, 2019
(44)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on December 2, 2019
(45)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on February 18, 2020
*	filed herewith

TERRA TECH CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Terra Tech Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Terra Tech Corp. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 13, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Explanatory Paragraph – Change in Accounting Principle

As discussed in Note 21 to the financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2019, using the modified retrospective approach.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 21. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 13, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of

Terra Tech Corp.

Opinion on Internal Control over Financial Reporting

We have audited Terra Tech Corp.’s (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows and the related notes for each of the two years in the period ended December 31, 2019 of the Company, and our report dated March 13, 2020 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Marcum LLP

 Marcum llp

TERRA TECH CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)

	December 31,	December 31,
	2019	2018

ASSETS

Current assets:
Cash	$1,226	$7,193
Accounts receivable, net	1,457	1,209
Inventory	5,155	1,359
Prepaid expenses and other current assets	882	714
Current assets of discontinued operations	648	1,034

Total current assets	9,368	11,509

Property, equipment and leasehold improvements, net	40,082	31,681
Intangible assets, net	15,270	18,466
Goodwill	27,722	35,172
Other assets	11,317	895
Other investments	5,000	12,451
Assets of discontinued operations	10,490	9,914

TOTAL ASSETS	$119,249	$120,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable and other accrued expenses	$11,820	$6,396
Short-term debt	11,022	-
Current liabilities of discontinued operations	4,740	505

Total current liabilities	27,582	6,901

Long-term liabilities:
Long-term debt, net of discounts	6,570	18,313
Long-term lease liabilities	9,771	-

Total long-term liabilities	16,341	18,313

Total liabilities	43,923	25,214

STOCKHOLDERS’ EQUITY:
Preferred stock, convertible series A, par value $0.001:
100 Shares authorized as of December 31, 2019 and 2018; 8 and 12 Shares issued and outstanding as of December 31, 2019 and 2018, respectively	-	-
Preferred stock, convertible series B, par value $0.001:
41,000,000 Shares authorized as of December 31, 2019 and 2018; 0 and 0 shares issued and outstanding as of December 31, 2019 and 2018, respectively	-	-
Common stock, par value $0.001:
990,000,000 Shares authorized as of December 31, 2019 and 2018; 120,313,386 shares issued and 118,004,978 shares outstanding as of December 31, 2019; and 81,759,415 shares issued and outstanding as of December 31, 2018.	120	82
Additional paid-in capital	260,516	236,543
Treasury stock	(808)	-
Accumulated deficit	(189,686)	(142,754)

Total Terra Tech Corp. stockholders’ equity	70,142	93,871
Non-controlling interest	5,184	1,003

Total stockholders’ equity	75,326	94,874

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$119,249	$120,088

The accompanying notes are an integral part of the consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per-share info)

	Year Ended December 31,
	2019	2018

Total revenues	$28,050	$20,164
Cost of goods sold	13,396	13,159

Gross profit	14,654	7,005

Selling, general and administrative expenses	45,322	37,911
Impairment of assets	8,347	-
(Gain) / Loss on sale of assets	(794)	(5,152)
(Gain) / Loss on interest in joint venture	1,067	662

Loss from operations	(39,288)	(26,416)

Other income / (expense)
Interest expense, net	(9,297)	(10,970)
Other income / (loss)	144	(1,599)

Total other income / (expense)	(9,153)	(12,569)

Income / (loss) from continuing operations	(48,441)	(38,984)
Income / (loss) from discontinued operations, net of tax	588	(490)

NET INCOME / (LOSS)	(47,853)	(39,474)

Less: Income / (Loss) attributable to non-controlling interest from continuing operations	(921)	(41)
Less: Income / (Loss) attributable to non-controlling interest from discontinued operations	-	320

NET LOSS ATTRIBUTABLE TO TERRA TECH CORP.	$(46,932)	$(39,753)

Income / ( Loss) from continuing operations per common share attributable to Terra Tech Corp. common stockholders – basic and diluted	$(0.45)	$(0.55)
Net Income / ( Loss) per common share attributable to Terra Tech Corp. common stockholders – basic and diluted	$(0.44)	$(0.56)
Weighted-Average Number of Common Shares Outstanding – Basic and Diluted (1)	106,037,631	71,028,851

________________

(1) Adjusted to reflect the 1 for 15 reverse stock split that occurred on March 12, 2018.

The accompanying notes are an integral part of the consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(in thousands, except for Shares)

	Preferred Stock
	Convertible				Additional				Non-
	Series A		Common Stock		Paid-In	Treasury Stock		Accumulated	Controlling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Total
Balance at December 31, 2017	12	$-	61,818,560	$62	$181,358	-	-	$(105,549)	$931	$76,802
Opening balance sheet adjustment - ASU 2017-11	-	-	-	-	5,238	-	-	2,548	-	7,786
Beneficial conversion feature - convertible notes	-	-	-	-	9,015	-	-	-	-	9,015
Stock compensation - employees	-	-	201,296	0	603	-	-	-	-	603
Stock compensation - directors	-	-	49,500	0	100	-	-	-	-	100
Stock compensation - services expense	-	-	132,971	0	225	-	-	-	-	225
Stock cancellation	-	-	(24,210)	(0)	(118)	-	-	-	-	(118)
Reverse stock split	-	-	46,688	-	(0)	-	-	-	-	(0)
TCD acquisition clawback	-	-	(101,384)	(0)	(351)	-	-	-	-	(351)
Warrant exercise	-	-	252,703	-	101	-	-	-	-	101
Debt conversion - common stock	-	-	16,652,002	17	30,957	-	-	-	-	30,974
Stock issued for cash	-	-	2,477,957	2	5,598	-	-	-	-	5,600
Stock issued for assets	-	-	53,332	-	200	-	-	-	-	200
Stock option expense	-	-	-	-	2,528	-	-	-	-	2,528
Issuance of warrants	-	-	-	-	889	-	-	-	-	889
Issuance of stock for non-controlling interest	-	-	200,000	0	200	-	-	-	(207)	(7)
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	-	280	280
Net loss attributable to Terra Tech Corp.	-	-	-	-	-	-	-	(39,753)	-	(39,753)
Balance at December 31, 2018	12	$-	81,759,415	$82	$236,543	-	$-	$(142,754)	$1,003	$94,874

Stock compensation - employees	-	-	740,580	1	473	-	-	-	-	473
Stock compensation - directors	-	-	173,610	0	102	-	-	-	-	102
Stock compensation - services expense	-	-	715,065	1	369	-	-	-	-	369
Stock cancellation	-	-	(60,000)	(0)	(58)	-	-	-	-	(58)
Debt conversion - common stock	-	-	29,380,222	29	13,411	-	-	-	-	13,440
Stock issued for cash	-	-	7,604,494	8	4,492	-	-	-	-	4,500
Stock option expense	-	-	-	-	4,342	-	-	-	-	4,342
Issuance of warrants to Aegis	-	-	-	-	5,978	-	-	-	-	5,978
Series A	(4)	-	-	-	-	4	-	-	-	-
Common stock repurchase	-	-	(2,308,408)	-	-	2,308,408	(808)	-	-	(808)
Consolidation of NuLeaf joint venture	-	-	-	-	-	-	-	-	5,402	5,402
Contribution (distribution) from non-controlling interest	-	-	-	-	-	-	-	-	703	703
Contribution (distribution) to non-controlling interest	-	-	-	-	(5,136)	-	-	-	(1,003)	(6,139)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	-	(921)	(921)
Net loss attributable to Terra Tech Corp.	-	-	-	-	-	-	-	(46,931)	-	(46,931)
Balance at December 31, 2019	8	$-	118,004,978	120	$260,516	2,308,412	$(808)	$(189,686)	$5,184	$75,326

The accompanying notes are an integral part of the consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(47,852)	$(39,474)
Less: Income from discontinued operations	(588)	490
Net loss from continuing operations	(48,440)	(38,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	2,221	-
Cancellation of shares issued	(58)	(118)
Gain on sale of assets	(860)	(5,644)
Non-cash interest expense	7,880	11,926
Depreciation and amortization	7,213	4,706
Non-cash operating lease expense	1,218	-
Stock based compensation	5,286	3,457
Loss on revaluation of equity interests	1,067	-
Impairment loss	8,347	-
Other	(28)	662
Change in operating assets and liabilities:
Accounts receivable	(2,668)	(249)
Inventory	(2,821)	3,849
Prepaid expenses and other current assets	(93)	(438)
Other assets	1	(319)
Accounts payable and accrued expenses	7,790	1,422
Operating lease liabilities	(1,894)	-
Net cash provided by / (used in) operating activities - continuing operations	(15,839)	(19,730)
Net cash provided by / (used in) operating activities - discontinued operations	1,099	(147)
NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES	(14,740)	(19,877)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of note receivable	(1,800)	-
Purchase of property, equipment and leasehold improvements	(4,482)	(11,407)
Purchase of equity investment	(400)	(7,766)
Purchase of intangible assets	(100)	-
Cash acquired from NuLeaf acquisition	127	-
Proceeds from sales of assets	1,249	5,644
Net cash provided by / (used in) investing activities - continuing operations	(5,406)	(13,529)
Net cash provided by / (used in) investing activities - discontinued operations	6,035	(3,002)
NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES	629	(16,531)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	13,000	33,650
Payments of debt principal	(2,150)	-
Cash paid for debt discount	(150)	(1,195)
Proceeds from issuance of common stock	4,500	5,600
Proceeds from exercise of warrants	-	101
Cash paid for acquisition of non-controlling interest	(6,250)	-
Cash contribution (distribution) from non-controlling interest	1	-
Purchase of treasury stock	(808)	-
Net cash provided by / (used in) financing activities - continuing operations	8,143	38,156
Net cash provided by / (used in) financing activities - discontinued operations	-	-
NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	8,143	38,156

NET CHANGE IN CASH	(5,968)	1,748
Cash at beginning of period	7,193	5,445

CASH AT END OF PERIOD	$1,226	$7,193

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$1,594	$-

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Consolidation of NuLeaf net assets	$11,957	$-
Financing fees in accounts payable	$165	$-
Purchase of land and building with a mortgage	$-	$6,500
Claw back of escrow shares	$-	$351
Stock issued for assets	$-	$200
Warrants issued for debt discount	$183	$818
Deposits applied to the purchase of property	$-	$3,500
Non-cash contribution from non-controlling interest	$703	$-
Beneficial conversion feature recorded for Dominion debt	$5,795	$9,015
Debt principal converted to common stock	$13,200	$36,267

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

Terra Tech is a holding company with the following subsidiaries:

•	620 Dyer LLC, a California corporation (“Dyer”);
•	1815 Carnegie LLC, a California limited liability company (“Carnegie”);
•	Black Oak Gallery, a California corporation (“Black Oak”);
•	Blüm San Leandro, a California corporation (“Blüm San Leandro”);
•	Edible Garden Corp., a Nevada corporation (“Edible Garden”);
•	EG Transportation, LLC, a Nevada limited liability company (“EG Transportation”);
•	GrowOp Technology Ltd., a Nevada corporation (“GrowOp Technology”);
•	IVXX, Inc., a California corporation (“IVXX Inc.”; together with IVXX LLC, “IVXX”);
•	IVXX, LLC, a Nevada limited liability company (“IVXX LLC”);
•	MediFarm, LLC, a Nevada limited liability company (“MediFarm”);
•	MediFarm I, LLC, a Nevada limited liability company (“MediFarm I”);
•	MediFarm I Real Estate, LLC, a Nevada limited liability company (“MediFarm I RE”);
•	MediFarm II, LLC, a Nevada limited liability company (“MediFarm II”); and
•	MediFarm So Cal, Inc., a California corporation (“MediFarm SoCal”)
•	121 North Fourth Street, LLC, a Nevada limited liability company ("121 North Fourth")
•	OneQor Technologies, Inc., a Delaware corporation ("OneQor")

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

Due to changes in planned operations of the MediFarm dispensaries, the Company acquired an additional 38.0% ownership for no additional consideration during August 2017. Previously, the Company owned 60.0%. In December 2018, we issued 200,000 shares of common stock with a fair value of $0.20 million to acquire the remaining 2.0% interest in MediFarm. MediFarm has received the necessary governmental approvals and permitting to operate medical marijuana and adult use dispensary facilities in Clark County, Nevada and a medical and adult use marijuana dispensary facility in the City of Las Vegas. On February 26, 2019, the Company acquired the remaining interest in MediFarm I and II.

On September 13, 2017, MediFarm So Cal Inc. (“MediFarm So Cal”), a wholly-owned subsidiary of the Company acquired all assets of Tech Center Drive LLC (“Tech Center Drive”) and majority control of 55 OC Community Collective Inc. (“55 OC”). The acquisition of Tech Center Drive and 55 OC was accounted for in accordance with ASC 805-10, “ Business Combinations.” 55 OC is a mutual benefit corporation which holds a cannabis license with the City of Santa Ana in the State of California. MediFarm So Cal manages the dispensary under the license of 55 OC. Control of 55 OC was obtained by the Company’s CEO and Treasurer holding two of the three Board seats of 55 OC and through the management contract held by MediFarm So Cal. The Company acquired inventory, property, equipment and leasehold improvements and a management service agreement which allows for Tech Center Drive to purchase the medical marijuana dispensary license of 55 OC. The acquisition was accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805-10, “Business Combinations”. MediFarm SoCal’s sole purpose is to operate a medical marijuana retail dispensary. On November 6, 2018, MediFarm So Cal Inc. was converted from a Nonprofit Mutual Benefit Corporation to a General Stock Corporation.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Securities Exchange Commission (“SEC”) Form 10-K and Regulation S-X and reflect the accounts and operations of the Company and those of our subsidiaries in which we have a controlling financial interest. In accordance with the provisions of FASB or ASC 810, “Consolidation”, we consolidate any variable interest entity (“VIE”), of which we are the primary beneficiary. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. We do not consolidate a VIE in which we have a majority ownership interest when we are not considered the primary beneficiary. We have determined that we are the primary beneficiary of a number of VIEs. We evaluate our relationships with all the VIEs on an ongoing basis to reassess if we continue to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 2019 and 2018, the consolidated results of operations and cash flows for the years ended December 31, 2019 and 2018 have been included.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. In an effort to achieve liquidity that would be sufficient to meet all of our commitments, we have undertaken a number of actions, including minimizing capital expenditures and reducing recurring expenses. However, we believe that even after taking these actions, we will not have sufficient liquidity to satisfy all of our future financial obligations. The risks and uncertainties surrounding the timing of the close of our pending asset sales in Nevada, our limited capital resources, and the weak industry conditions impacting our business raise substantial doubt as to our ability to continue as a going concern. See Note 21 – ”Going Concern”of the Notes to Consolidated Financial Statements included in Part II and Item 1A – “Risk Factors”in Part I of this Annual Report on Form 10-K.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not affect net loss, revenues and stockholders’ equity. See Note 17 for further discussion regarding discontinued operations.

Trade and other Receivables

The Company extends non-interest bearing trade credit to its customers in the ordinary course of business which is not collateralized. Accounts receivable are shown on the face of the consolidated balance sheets, net of an allowance for doubtful accounts. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends, in determining the allowance for doubtful accounts. The Company does not accrue interest receivable on past due accounts receivable. The reserve for doubtful accounts was $0.44 million and $0.33 million as of December 31, 2019 and 2018, respectively

Notes Receivable

The Company reviews all outstanding notes receivable for collectability as information becomes available pertaining to the Company’s inability to collect. An allowance for notes receivable is recorded for the likelihood of non-collectability. The Company accrues interest on notes receivable based net realizable value. The allowance for uncollectible notes was $1.83 million and $0 as of December 31, 2019 and 2018, respectively.

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

Expenditures for major renewals and improvements are capitalized, while minor replacements, maintenance and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. The Company continually monitors events and changes in circumstances that could indicate that the carrying balances of its property, equipment and leasehold improvements may not be recoverable in accordance with the provisions of ASC 360, “Property, Plant, and Equipment.”When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. See “Note 7 – “Property, Equipment and Leasehold Improvements, Net”for further information.

Goodwill

Goodwill is measured as the excess of consideration transferred and the net of the acquisition date fair value of assets acquired, and liabilities assumed in a business acquisition. In accordance with ASC 350, “Intangibles—Goodwill and Other,”goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired.

The Company reviews the goodwill allocated to each of our reporting units for possible impairment annually as of September 30 and whenever events or changes in circumstances indicate carrying amount may not be recoverable. In the impairment test, the Company measures the recoverability of goodwill by comparing a reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit.

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

If the carrying amount of a reporting unit is in excess or its fair value, the Company recognizes an impairment charge equal to the amount in excess.

Intangible Assets

Intangible assets continue to be subject to amortization, and any impairment is determined in accordance with ASC 360, “Property, Plant, and Equipment,”intangible assets are stated at historical cost and amortized over their estimated useful lives. The Company uses a straight-line method of amortization, unless a method that better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up can be reliably determined. The approximate useful lives for amortization of our intangible assets are as follows:

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

Business Combinations

The Company accounts for its business acquisitions in accordance with ASC 805-10, “ Business Combinations.” The Company allocates the total cost of the acquisition to the underlying net assets based on their respective estimated fair values. As part of this allocation process, the Company identifies and attributes values and estimated lives to the intangible assets acquired. These determinations involve significant estimates and assumptions regarding multiple, highly subjective variables, including those with respect to future cash flows, discount rates, asset lives, and the use of different valuation models, and therefore require considerable judgment. The Company’s estimates and assumptions are based, in part, on the availability of listed market prices or other transparent market data. These determinations affect the amount of amortization expense recognized in future periods. The Company bases its fair value estimates on assumptions it believes to be reasonable but are inherently uncertain.

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

Disaggregation of Revenue

See Note 18 – “Segment Information”for revenues disaggregated by type as required by ASC Topic 606.

Contract Balances

Due to the nature of the Company’s revenue from contracts with customers, the Company does not have material contract assets or liabilities that fall under the scope of ASC Topic 606.

Contract Estimates and Judgments

The Company’s revenues accounted for under ASC Topic 606, generally, do not require significant estimates or judgments based on the nature of the Company’s revenue streams. The sales prices are generally fixed at the point of sale and all consideration from contracts is included in the transaction price. The Company’s contracts do not include multiple performance obligations or material variable consideration

Cost of Goods Sold

Cannabis Dispensary, Cultivation and Production

Cost of goods sold includes the costs directly attributable to product sales and includes amounts paid for finished goods, such as flower, edibles, and concentrates, as well as packaging and delivery costs. It also includes the labor and overhead costs incurred in cultivating and producing cannabis flower and cannabis-derived products. Overhead expenses include allocations of rent, administrative salaries, utilities, and related costs.

Herbs and Produce Products

Cost of goods sold include cultivation costs, packaging, other supplies and purchased plants that are sold into the retail marketplace by Edible Garden. Other expenses included in cost of goods sold include freight, allocations of rent, repairs and maintenance, and utilities.

Advertising Expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.”Advertising expenses recognized totaled $1.80 million and $1.23 million the years ended December 31, 2019 and 2018, respectively.

Stock-Based Compensation

The Company accounts for its stock-based awards in accordance with ASC Subtopic 718-10, “Compensation – Stock Compensation”,which requires fair value measurement on the grant date and recognition of compensation expense for all stock-based payment awards made to employees and directors, including restricted stock awards. For stock options, the Company estimates the fair value using a closed option valuation (Black-Scholes) model. The fair value of restricted stock awards is based upon the quoted market price of the common shares on the date of grant. The fair value is then expensed over the requisite service periods of the awards, net of estimated forfeitures, which is generally the performance period and the related amount is recognized in the consolidated statements of operations.

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

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”. The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. At December 31, 2019 and 2018, such net operating losses were offset entirely by a valuation allowance.

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

Loss Per Common Share

In accordance with the provisions of ASC 260, “Earnings Per Share”,net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the years ended December 31, 2019 and 2018. Therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for all years.

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because there effect is anti-dilutive are as follows (in common equivalent shares):

	Year Ended December 31,
	2019	2018

Common stock warrants	1,313,459	1,053,252
Common stock options	12,365,295	8,400,629

	13,678,755	9,453,881

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

Level 1 –Quoted prices in active markets for identical assets or liabilities.

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

Assets Held for Sale and Discontinued Operations

Assets held for sale represent furniture, equipment, and leasehold improvements less accumulated depreciation as well as any other assets that are held for sale in conjunction with the sale of a business. The Company records assets held for sale in accordance with ASC 360, “Property, Plant, and Equipment,” at the lower of carrying value or fair value less costs to sell. Fair value is based on the estimated proceeds from the sale of the facility utilizing recent purchase offers, market comparables and other market data. Our estimate as to fair value is regularly reviewed and subject to changes in the commercial real estate markets and our continuing evaluation as to the facility’s acceptable sale price. The reclassification takes place when the assets are available for immediate sale and the sale is highly probable. These conditions are usually met from the date on which a letter of intent or agreement to sell is ready for signing. The Company follows the guidance within ASC 205, “Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity” when assets held for sale represent a strategic shift in the Company’s operations and financial results.

Recently Adopted Accounting Standards

FASB ASU No. 2018-07 (Topic 718), “Compensation—Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting”– Issued in June 2018, ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606. The Company adopted ASU 2018-07 on January 1, 2019. Adoption of this guidance did not have a material impact on the Company’s consolidated financial condition or results of operations.

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

FASB ASU No. 2016-02 (Topic 842), “Leases”– Issued in February 2016, ASU No. 2016-02 established ASC Topic 842, “Leases,” as amended by subsequent ASUs on the topic, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to apply a two-method approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. Lessees are required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. Lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. The accounting applied by the lessor is largely unchanged from that applied under the existing lease standard. We adopted this standard effective January 1, 2019 using the modified retrospective approach. In transitioning to ASC 842, we elected to use the practical expedient package available to us and did not elect to use hindsight. These elections have been applied consistently to all of our leases. On January 1, 2019 we recorded a right-of-use asset of $9.91 million (included in “other assets”) and a lease liability of $11.64 million (included in “other liabilities”) (see Note 11 – “Leases”).

Recently Issued Accounting Standards

FASB ASU No. 2019-12, “Simplifying the Accounting for Income Taxes”– Issued in December 2019, ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the adoption date and impact, if any, adoption will have on its financial position and results of operations.

NOTE 3 – CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in several financial institutions that are insured by either the Federal Deposit Insurance Corporation or the National Credit Union Association up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations and it maintains significant cash on hand at certain of its locations. The Company has not historically experienced any material loss from carrying cash on hand. The amount in excess of insured limitations was $0.18 million and $4.83 million as of December 31, 2019 and 2018, respectively.

The Company provides credit in the normal course of business to customers located throughout the U.S. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. There were no customers that comprised more than 10.0% of the Company’s revenue for the year ended December 31, 2019 and 2018.

The Company sources cannabis products for retail, cultivation and production from various vendors. However, as a result of the new regulations in the State of California, the Company’s California retail, cultivation and production operations must use vendors licensed by the State effective January 1, 2018. As a result, we are dependent upon the licensed vendors in California to supply products as of that date. If the Company is unable to enter into a relationship with sufficient members of properly licensed vendors, the Company’s sales may be impacted. During the year ended December 31, 2019 and 2018, we did not have any concentration of vendors for inventory purchases. However, this may change depending on the number of vendors who receive appropriate licenses to operate in the State of California.

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

In February 2019, we amended and restated the NuLeaf agreements and obtained control of the operations of NuLeaf. The Company has determined these entities are variable interest entities in which the Company is the primary beneficiary by reference to the power and benefits criterion under ASC 810, “Consolidation.”The provisions within the amended agreement grant the Company the power to manage and make decisions that affect the operation of these entities. As the primary beneficiary of NuLeaf Sparks Cultivation, LLC and NuLeaf Reno Production, LLC, the Company began consolidating the accounts and operations of these entities as of March 1, 2019. All intercompany transactions are eliminated in the consolidated financial statements. On March 1, 2019, we remeasured our equity method investment in NuLeaf to fair value and consolidated the results of NuLeaf in our consolidated financial statements and report its results in our cannabis segment.

The Company finalized the accounting for the NuLeaf transaction in the fourth quarter of 2019 and now considers the measurement period to be closed. The aggregate carrying values of Sparks Cultivation, LLC and NuLeaf Reno Production, LLC assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows:

	(in thousands)
	February 28,	December 31,
	2019	2019
Current assets:
Cash	$127	$243
Accounts receivable, net	-	16
Inventory	974	2,910
Prepaid expenses and other current assets	88	35
Total current assets	1,189	3,204

Property, equipment and leasehold improvements, net	10,839	9,543
Other assets	92	598
TOTAL ASSETS	$12,120	$13,345

Liabilities:
Total current liabilities	$37	$213
Total long-term liabilities	-	415

TOTAL LIABILITIES	$37	$628

For fiscal year 2019, revenue and net loss attributed to NuLeaf was $4.08 million and $3.04 million, respectively. Additional pro forma information was omitted as amounts are not material.

Blum Desert Inn

On November 1, 2019, we entered into an agreement with Picksy, LLC (“Picksy”) to transfer all management responsibilities over the operations of our Blum Desert Inn retail dispensary. In consideration of the services to be performed by Picksy, the Company has conveyed the rights to 85% of all future net profits generated from the aforementioned store. In the event of a loss, Picksy has assumed responsibility to cover all future working capital shortfalls. The agreement will terminate upon the closing of the related asset purchase agreement, whereby the Company has agreed to sell all of the assets associated with the Blum Desert Inn location to Picksy. The Company’s 15% share of net profits are to be applied to the purchase price payable to the Company upon the closing of the asset purchase agreement. See Note 17 – “Discontinued Operations.”

As the agreement transferred the benefits and risks arising from the operations of the Desert Inn store, as well as complete managerial authority over the operations, management concluded that Picksy became the primary beneficiary of Blum Desert Inn upon execution of the agreement. As a result, the Company deconsolidated Desert Inn’s assets as of November 1, 2019.

NOTE 5 – INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Hydrofarm

On August 28, 2018, the Company entered into a Subscription Agreement with Hydrofarm Holdings Group, Inc. (“Hydrofarm”), one of the leading independent providers of hydroponic products in North America, pursuant to which the Company agreed to purchase from Hydrofarm and Hydrofarm agreed to sell to the Company 2,000,000 Units, each Unit consisting of one share of common stock and one warrant to purchase one-half of a share of common stock for an initial exercise price of $5.00 per share, for $2.50 per Unit for an aggregate purchase price of $5.00 million. The investment in Hydrofarm was recorded at cost and is included in other assets on the consolidated balance sheet as of December 31, 2019.

NOTE 6 – INVENTORY

Raw materials consists of material for NuLeaf and IVXX’s lines of cannabis pure concentrates, as well as Edible Garden’s herb product lines. Work-in-progress consists of cultivation materials and live plants grown at NuLeaf and Black Oak Gallery, and plants grown for Edible Garden’s herb product lines. Finished goods consists of cannabis products sold in retail.

Inventory as of December 31, 2019 and 2018 consists of the following:

	(in thousands)
	December 31,	December 31,
	2019	2018

Raw materials	$2,650	$1,208
Work-in-progress	3,425	311
Finished goods	573	858
Inventory reserve	(1,493)	(1,018)
Total inventory	$5,155	$1,359

NOTE 7 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment, and leasehold improvements, net consists of the following:

	(in thousands)
	December 31,	December 31,
	2019	2018

Land and building	$11,206	$13,945
Furniture and equipment	5,147	3,268
Computer hardware	464	333
Leasehold improvements	20,976	6,681
Construction in progress	10,975	12,180

Subtotal	48,768	36,407
Less accumulated depreciation	(8,686)	(4,726)
Property, equipment and leasehold improvements, net	$40,082	$31,681

Depreciation expense related to property, equipment and leasehold improvements for the years ended December 31, 2019 and 2018 was $7.21 million and $4.71 million, respectively.

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

Management has concluded that the Western asset purchase agreement does not meet the definition of the sale of a business. Therefore, the relevant guidance is ASC 610-20 “Other Income.”The Company recognized a gain upon sale of the assets equal to the difference between the consideration paid and the book value of the assets as of the disposition date, less direct costs to sell.

The following table summarizes the transaction:

Total Consideration	$6,408
Inventory	159
Prepaid Expenses	10
Property & Equipment	597
Total Asset Book Value	766
Transaction Costs	413
Gain on Sale	$5,229

On July 31, 2019, MediFarm I Real Estate LLC entered into a purchase agreement to sell real property in Reno, NV to Green Wagon Reno LLC, an unaffiliated third party, for total cash consideration of $1.50 million.

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL

Goodwill

Goodwill arises from the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired less assumed liabilities.

Goodwill is reviewed annually for impairment or more frequently if impairment indicators arise. The Company conducts its annual goodwill impairment assessment as of the last day of the third quarter, or more frequently under certain circumstances. For the purpose of the goodwill impairment assessment, the Company has the option to perform a qualitative assessment (commonly referred to as “step zero”) to determine whether further quantitative analysis for impairment of goodwill or indefinite-lived intangible assets is necessary or a quantitative assessment (“step one”) where the Company estimates the fair value of each reporting unit using a discounted cash flow method (income approach). Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment. The balance of goodwill at December 31, 2019 and 2018 was $27.72 million and $35.17 million, respectively and was attributed to the Cannabis reportable segment.

The table below summarizes the changes in the carrying amount of goodwill:

Goodwill

Balance at December 31,2017	$28,921
Measurement Period Adjustment	6,251
Balance at December 31, 2018	35,172
Impairment	(7,450)
Balance of December 31, 2019	$27,722

The Company completed a preliminary step one assessment as of September 30, 2019 and concluded no adjustment to the carrying value of goodwill was required, however the fair value of the Black Oak Gallery reporting unit exceeded the carrying value by less than 5%.

During the fourth quarter of 2019, Company’s market capitalization declined more than 50%. The decline coincided with an overall weakening of the legal cannabis industry, primarily due to high taxation and increasing competition from the illicit cannabis market in California. On November 21, 2019 the California Department of Tax and Fee Administration (CDTFA) announced cannabis mark-up and cultivation tax rate changes that will become effective as of Jan. 1, 2020. Management considered the decline in market capitalization and pending increase in taxes to be impairment indicators and performed an interim impairment analysis of the Black Oak Gallery and Blum Santa Ana reporting units as of December 31, 2019, using a “step one” quantitative assessment for each reporting unit.

The Company first reviewed long-lived assets, which resulted in an impairment charge of $0.25 million in the fourth quarter of 2019. The Company then performed a goodwill impairment analysis which resulted in an $7.45 million charge in the fourth quarter of 2019, which approximates the excess of the carrying value over the estimated fair value of the Black Oak Gallery reporting unit.

The Company estimated the fair value of the reporting unit using a combination of the Guideline Public Company and Comparable Transactions methods. These non-cash charges relating to goodwill and other assets were recorded in the Impairment of Intangible Assets line in the Consolidated Statements of Operations.

The results of the Company’s 2019 and 2018 goodwill impairment assessments indicated that no other goodwill impairment existed.

Intangible Assets Net

Intangible assets consisted of the following as of December 31, 2019 and 2018:

		(in Thousands)
		December 31, 2019			December 31, 2018
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Amortization Accumulated	Net Carrying Value

Amortizing Intangible Assets:
Customer Relationships	3 to 5	$8,072	$(5,834)	2,238	$8,072	$(3,630)	$4,443
Trademarks and Patent	2 to 8	196	(166)	29	196	(117)	79
Dispensary Licenses	14	10,270	(2,751)	7,519	10,270	(1,985)	8,285
Management Service Agreement	15	470	(57)	414	370	(32)	338

Total Amortizing Intangible Assets		19,008	(8,808)	10,200	18,908	(5,763)	13,146

Non-Amortizing Intangible Assets:
Trade Name	Indefinite	5,070	-	5,070	5,320	-	5,320

Total Non-Amortizing Intangible Assets		5,070	-	5,070	5,320	-	5,320

Total Intangible Assets, Net		$24,078	$(8,808)	15,270	$24,228	$(5,763)	$18,466

In the fourth quarter of 2018, the Company reduced the estimated useful life of its customer relationships to better reflect the expected benefit period. The change in estimated useful life has been accounted for as a change in accounting estimate. The reduction in the useful life increased loss from operations and net loss by approximately $1.58 million for the year ended December 31, 2018.

The Company recorded amortization expense of $3.05 million and $1.72 million for the years ended December 31, 2019 and 2018, respectively. Based solely on the amortizable intangible assets recorded at December 31, 2019, the Company estimates amortization expense for the next five years to be as follows:

	(in thousands)
	Year Ending December 31,
	2020	2021	2022	2023	2024and thereafter	Total
Amortization expense	$3,042	$804	$766	$765	$4,873	10,250

Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	(in thousands)
	December 31, 2019	December 31, 2018

Accounts Payable	$6,774	$2,576
Sales & Local Tax Payable	275	568
Accrued Payroll	830	2,553
Accrued Expenses	3,942	1,204

Total Accounts Payable and Accrued Expenses	$11,820	$6,901

NOTE 10 – NOTES PAYABLE

Notes payable consists of the following:

	December 31,	December 31,
	2019	2018
Promissory note dated November 22, 2017, issued for the purchase of real property. Matures December 1, 2020, with an option to extend the maturity date 1 year. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter up to 13.5%. In the event of default, the note is convertible at the holder's option.	$4,500	$4,500
Promissory note dated January 18, 2018, issued for the purchase of real property. The promissory note is collateralized by the land and building purchased and matures February 1, 2021, with an option to extend the maturity date 1 year. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter up to 13.0%. The full principle balance and accrued interest are due at maturity. In the event of default, the note is convertible at the holder's option.	6,500	6,500
Senior convertible promissory note dated July 25, 2018, issued to accredited investors under the 2018 Master Securities Purchase and Convertible Promissory Notes Agreement, which matures January 25, 2020 and bears interest at a rate of 7.5% per annum. The conversion price is $4.50, subject to adjustment.	-	150
Senior convertible promissory note dated September 6, 2018, issued to accredited investors under the 2018 Master Securities Purchase and Convertible Promissory Notes Agreement, which matures March 7, 2020 and bears interest at a rate of 7.5% per annum. The conversion price is $4.50, subject to adjustment.	-	1,200
Promissory note dated October 5, 2018 , issued for the purchase of real property. Matures October 5, 2021. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter up to 13.5%. In the event of default, the note is convertible at the holder's option.	1,600	1,600
Securities Purchase Agreement dated December 3, 2018, issued to accredited investors, which matures June 3, 2020 and bears interest at a rate of 3.0% per annum. The conversion price is 5.0% discount to the average of the three (3) lowest VWAPs in the five (5) trading days prior to the conversion date.	-	7,000
Securities Purchase Agreement dated June 11, 2019, issued to accredited investors, which matures December 11, 2020 and bears interest at a rate of 7.5% per annum. The conversion price is $4.50 or 87% of the average of the two (2) lowest VWAPs in the thirteen (13) trading days prior to the conversion date.	4,000	-
Securities Purchase Agreement dated October 21, 2019, issued to accredited investors, which matures April 21, 2021 and bears interest at a rate of 7.5% per annum. The conversion price is $4.50 or 87% of the average of the two (2) lowest VWAPs in the thirteen (13) trading days prior to the conversion date.	1,500	-
Secured promissory note dated December 30, 2019, issued to Matthew Lee Morgan Trust (a related party), which matures December 30, 2020, and bears interest at a rate of 10% per annum. The note is secured by the Company's HydroFarm investment.	500	-

Notes payable - promissory notes	$18,600	$20,950
Vehicle loans	47	-
Less: Short term debt	(11,022)	-
Less: Debt discount	(1,055)	(2,637)
Net Long Term Debt	$6,570	$18,313

Scheduled Maturities of Debt

Scheduled maturities of debt are as follows:

	(in thousands)
	Year Ending December 31,
	2020	2021	2022	2023	2024 and thereafter	Total
Total Debt	$11,022	$7,578	$-	$-	$-	$18,600

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

On January 18, 2018, the Company entered into a $6.50 million promissory note for the purchase of land and a building in California with a third-party creditor. As part of the closing of the purchase of land, the Company issued warrants with a value of approximately $0.16 million and paid a cash fee of $0.20 million. The warrants and cash fee were recorded as a debt discount. The unamortized balance of such discount as of December 31, 2019 was $0.25 million. The interest rate for the first year is 12.0% and increases 0.5% per year, up to 13.0%, through 2021. Payments of interest only are due monthly. The full principle balance and accrued interest are due at maturity.

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

2017 Master Securities Purchase Agreement and Convertible Promissory Notes

The Company has a Securities Purchase Agreement with an accredited investor pursuant to which the Company sells to the accredited investor Senior Convertible Promissory Notes. During the year ended December 31, 2017, the Company issued five 12.0% convertible notes for an aggregate value of $20.00 million due at various dates through June 2019. Of the $20.00 convertible notes issued during 2017, the Company converted $6.90 million of the convertible notes into shares of the Company’s common stock during the year ended December 31, 2018. The Company paid $0.60 million in cash and issued approximately $0.56 million of warrants in connection with the notes. The cash fee and warrants issued were recorded as a debt discount.

2018 Master Securities Purchase Agreement and Convertible Promissory Notes

In March 2018, the Company entered into the 2018 Master Securities Purchase Agreement with an accredited investor pursuant to which the Company sells to the accredited investor 7.5% Senior Convertible Promissory Notes in eight tranches averaging $5.00 million, for a total of $40.00 million. The Company converted $18.70 million of convertible notes into the Company’s common stock during the year ended December 31, 2019. As of December 31, 2019, $8.35 million of principle remains outstanding. The Company paid $0.67 million in cash and issued warrants with a total fair value of approximately $0.54 million. The cash fee and warrants issued were recorded as a debt discount. For each note issued under the Master Securities Purchase Agreement, the principal and interest due and owed under the note is convertible into shares of Common Stock at any time at the election of the holder at a conversion price per share equal to the lower of (i) the original conversion price as defined in each note issuance or (ii) 85.0% of the lowest daily volume weighted average price of the Common Stock in the fifteen (15) trading days prior to the conversion date (“Conversion Price”), which Conversion Price is subject to adjustment for (i) stock splits, stock dividends, combinations, or similar events and (ii) full ratchet anti-dilution protection. Upon certain events of default, the conversion price will automatically become 70.0% of the average of the three (3) lowest volume weighted average prices of the Common Stock in the twenty (20) consecutive trading days prior to the conversion date for so long as such event of default remains in effect.

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

Conversion of Notes Payable

During the years ended December 31, 2019 and 2018, the Company converted debt and accrued interest into 29,380,222 and 16,652,002 shares of the Company’s common stock, respectively.

NOTE 11 – LEASES

A lease provides the lessee the right to control the use of an identified asset for a period of time in exchange for consideration. Operating lease right-of-use assets (“ROU assets”) and lease liabilities are included in other assets and other liabilities on the Company’s Consolidated Balance Sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Most operating leases contain renewal options that provide for rent increases based on prevailing market conditions. The Company has lease extension terms at our Decatur and Edible Garden properties that have either been extended or are likely to be extended. The terms used to calculate the ROU assets for these properties include the renewal options that the Company is reasonably certain to exercise.

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

The Company occupies office facilities under lease agreements that expire at various dates. In addition, office, production and transportation equipment is leased under agreements that expire at various dates. The Company does not have any significant finance leases. Total operating lease costs were $1.92 million in 2019. Short-term lease costs during the 2019 fiscal year were not material.

As of December 31 2019, short term lease liabilities of $1.20 million are included in “Accounts Payable and Accrued Expenses” on the consolidated balance sheet. The table below presents total operating lease ROU assets and lease liabilities as of December 31, 2019:

(in thousands)
Twelve Months Ended December 31,
2019
Operating lease ROU assets	$10,497
Operating lease liabilities	10,968

The table below presents the maturities of operating lease liabilities as of December 31, 2019:

(in thousands)
Operating
Leases
2020	$2,351
2021	2,066
2022	2,085
2023	2,148
2024	1,843
Thereafter	5,294
Total lease payments	15,787
Less: discount	(4,819)
Total operating lease liabilities	$10,968

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets:

Twelve Months Ended December 31,
2019
Weighted average remaining lease term (years)	8.6
Weighted average discount rate	11.3%

NOTE 12 – TAX EXPENSE

The components of deferred income tax assets and (liabilities) are as follows:

	Year Ended December 31,
	2019	2018
Deferred income tax assets:
Options expense	$2,314	$1,018
Depreciation	203
Allowance for Doubtful Accounts	663	$33
Net operating Losses	14,921	13,409
	18,101	14,460
Deferred income tax liabilities:
Depreciation	-	(829)
Total	18,101	13,631

Valuation allowance	(18,101)	(13,631)

Net deferred tax assets (liabilities)	$-	$-

The Company did not incur income tax expense or benefit for the years ended December 31, 2019 or 2018 from continuing or discontinued operations. The reconciliation between the Company s effective tax rate and the statutory tax rate is as follows:

	Year Ended December 31,
	2019	2018

Expected Income Tax Benefit at Stautory Tax Rate, Net	$(9,705)	$(6,847)
Amortization	641	642
IRC 280E Adjustment	3,785	1,566
Impairment of Assets	73	-
Impairment of Intangibles	1,680	-
Derivatives Expense	-	-
Other Non-Deductible Items	29	405
Change In Valuation Allowance	3,496	4,235

Reported income tax expense (benefit)	$-	$-

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

As of December 31, 2018, the Company had recorded a provisional income tax benefit of $3.30 million, which was primarily associated with the remeasurement of certain deferred tax liabilities in the U.S. from 35.0% to 21.0%. As of December 31, 2018, a full valuation allowance was recorded against all net deferred tax assets, as these assets are more likely than not to be unrealized. As of December 31, 2019, the Company completed its accounting for the income tax effects of the Tax Act and concluded that no adjustment to the provisional estimate was required.

For the years ended December 31, 2019 and 2018, the Company had subsidiaries that produced and sold cannabis or cannabis pure concentrates, subjecting the Company to the limits of Internal Revenue Code (“IRC”) Section 280E. Pursuant to IRC Section 280E, the Company is allowed only to deduct expenses directly related to sales of product. The State of California does not conform to IRC Section 280E and, accordingly the Company is allowed to deduct all operating expenses on its California income tax returns. As the Company files consolidated federal income tax returns, the taxable income generated from its subsidiaries subject to IRC Section 280E has been offset by losses generated by operations not subject to IRC Section 280E.

As of December 31, 2019, and 2018, the Company had net operating loss carryforwards of approximately $47.48 million and $42.78 million, respectively, which, if unused, will expire beginning in the year 2034. These tax attributes are subject to an annual limitation from equity shifts, which constitute a change of ownership as defined under IRC Section 382, which will limit their utilization. The Company assessed the effect of these limitations and did not believe the losses through December 31, 2019 to be substantially limited.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred through the period ended December 31, 2019. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of December 31, 2019, a valuation allowance of has been recorded against all net deferred tax assets as these assets are more likely than not to be unrealized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. All tax years are subject to examination.

NOTE 13 – EQUITY

Preferred Stock

The Company authorized 50.00 million shares of preferred stock with $0.001 par value per share. The Company designated 100 shares of preferred stock as “Series A Preferred Stock,” of which there were 8 and 12 shares of Series A Preferred Stock outstanding as of December 31, 2019 and 2018, respectively. Series A Preferred Stock is convertible on a one-for-one basis into common stock and has all of the voting rights of the Company’s common stock.

The Company designated 41.00 million shares of preferred stock as “Series B Preferred Stock,”. Each share of Series B Preferred Stock: (i) is entitled to 100 votes for each share of common stock into which a share of Series B Preferred Stock is convertible and (ii) is convertible, at the option of the holder, on a 1-for-5.38 basis, into shares of the Company’s common stock. During the year ended December 31, 2018, all Series B Preferred Stock were converted to common stock.

Common Stock

The Company authorized 990.00 million shares of common stock with $0.001 par value per share. As of December 31, 2019 and 2018, 118.00 million and 81.76 million shares of common stock were issued and outstanding, respectively.

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

Treasury Stock

During 2019, the Company acquired 2,308,408 shares of common stock and 4 shares of Series A Preferred stock as part of a litigation settlement. The shares were recorded at fair market value as of the date the agreement was executed. See Note 19 - “Litigation and Claims” for additional information regarding the settlement.

NOTE 14 – STOCK-BASED COMPENSATION

Equity Incentive Plans

In the first quarter of 2016, the Company adopted the 2016 Equity Incentive Plan. In the fourth quarter of 2018, the Company adopted the 2018 Equity Incentive Plan. The following table contains information about both plans as of December 31, 2019:

	Awards Reserved for Issuance	Awards Issued	Awards Available for Grant

2016 Equity Incentive Plan	2,000,000	1,461,064	538,936
2018 Equity Incentive Plan	13,000,000	9,844,666	3,155,334

Stock Options

The following table summarizes the Company’s stock option activity and related information for the year ended December 31, 2019 and 2018:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options

Options Outstanding as of January 1, 2018	1,177,732	$2.17

Options Granted	7,659,565	$1.56
Options Exercised	-	$-
Options Forfeited	(436,668)	$2.36
Options Expired	-	$-
Options Outstanding as of December 31, 2018	8,400,629	$1.61

Options Granted	4,174,428	$0.62
Options Exercised	-	$-
Options Forfeited	(209,762)	$1.39
Options Expired	-	$-

Options Outstanding as of December 31, 2019	12,365,295	$1.24	8.9 years	$-
Options Exercisable as of December 31, 2019	5,145,005	$1.54	8.6 years	$-

The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price of $0.16 on December 31, 2019 and the exercise price of options, multiplied by the number of options. As of December 31, 2019, there was $2.76 million total unrecognized stock-based compensation. Such costs are expected to be recognized over a weighted-average period of approximately 1.91 years. The weighted average fair value of awards granted was $0.53 and $0.93 during 2019 and 2018, respectively.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following weighted-average assumptions were used to calculate stock-based compensation:

	Year Ended December 31,
	2019	2018
Expected term (years)	6 Years	6 Years
Volatility	115.3-117.5%	113.2-128.0%
Risk-Free Interest Rate	1.85-2.5%	2.5-2.9%
Dividend Yield	0%	0%

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

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted grants of common stock to employees, directors and non-employee consultants in the consolidated statement of operations which are included in selling, general and administrative expenses:

	(in thousands, except for number of shares or options)
	For the Year Ended
	December 31, 2019		December 31, 2018
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense	Number of Shares or Options Granted	Stock-Based Compensation Expense

Stock Options	4,174,428	$4,342	7,659,565	$2,528

Stock Grants:
Employees (Common Stock)	740,580	473	201,296	603
Directors (Common Stock)	173,610	102	49,500	100
Non–Employee Consultants (Common Stock)	715,065	369	132,971	224

Total Stock–Based Compensation Expense		$5,286		$3,457

NOTE 15 – WARRANTS

The following table summarizes warrant activity for the years ended December 31, 2019 and 2018:

	Shares	Weighted-Average Exercise Price

Warrants Outstanding as of January 1, 2018	1,191,367	$-
Warrants Exercised	(339,275)	$1.96
Warrants Granted	420,092	$2.67
Warrants Expired	(218,933)	$1.17
Warrants Outstanding as of December 31, 2018	1,053,252	$4.28
Warrants Exercised	-	$-
Warrants Granted	454,237	$0.69
Warrants Expired	(194,029)	$2.08
Warrants Outstanding as of December 31, 2019	1,313,459	$2.67

The weighted-average exercise price and weighted-average fair value of the warrants granted by the Company are as follows:

	For the Year Ended
	December 31, 2019		December 31, 2018
	Weighted-Average Exercise Price	Weighted-Average Fair Value	Weighted-Average Exercise Price	Weighted-Average Fair Value
Warrants Granted Whose Exercise Price
Exceeded Fair Value at the Date of Grant	$0.69	$0.41	$2.37	$1.61
Warrants Granted Whose Exercise Price
Was Equal or Lower Than Fair Value at the Date of Grant	$-	$-	$3.95	$4.53

For the warrants issued in 2019 and 2018 the Company valued the warrants utilizing the Black-Scholes option-pricing model with the following weighted-average inputs:

	Year Ended December 31,
	2019	2018
Stock Price on Date of Grant	$0.69	$2.63
Exercise Price	$0.72	$2.67
Volatility	96.9%	115.7%
Term	5 -Years	5 -Years
Risk-Free Interest Rate	2.0%	2.7%
Expected Dividend Rate	0%	0%

For the years ended December 31, 2019 and 2018, $0.18 million and $0.73 million of warrants were issued in connection with debt and recorded as a debt discount.

NOTE 16 –COMMITMENTS AND CONTINGENCIES

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

NOTE 17 – DISCONTINUED OPERATIONS

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

As of December 31, 2019, Management classified a real estate asset held in California and a real estate asset held in Nevada as available-for-sale, as they met the criteria of ASC 360-10-45-9.

During fiscal year 2019, Management concluded that the pending sales of our Nevada dispensaries and expected sale of real estate in California represented a strategic shift that will have a major effect on the Company’s operations and financial results. As a result, Management determined the results of these components qualified for discontinued operations presentation in accordance with ASC 205, “Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity.”

Operating results for the discontinued operations were comprised of the following:

	(in thousands)
	Year endedDecember 31,
	2019	2018
Total revenues	$10,506	$11,169
Cost of goods sold	5,275	5,741

Gross profit	5,231	5,428

Selling, general and administrative expenses	3,804	5,393

Income (Loss) from operations	$1,427	$35

Other income (expense)	(839)	(524)

Income (Loss) from discontinued operations	$588	$(489)

Income (Loss) from discontinued operations per common share attributable to Terra Tech Corp common stockholders - basic and diluted	$0.01	$0.00

The carrying amounts of the major classes of assets and liabilities for the discontinued operations are as follows:

	(in thousands)
	December 31, 2019	December 31, 2018
Accounts receivable, net	$332	38
Inventory	252	920
Prepaid expenses and other assets	64	88
Property, equipment and leasehold improvements, net	10,457	12,649
Other assets	33	4
Assets of discontinued operations	$11,138	$13,699

Accounts payable and accrued expenses	$990	$505
Deferred gain on sale of assets	3,750	-
Liabilities of discontinued operations	$4,740	$505

NOTE 18 – SEGMENT INFORMATION

During 2018, the Company acquired additional real property and determined that a previously insignificant operating segment “Real Estate and Construction” is now significant and is a reportable segment requiring disclosure in accordance with ASC 280. Prior period information below has been revised to conform to current period presentation. We are now organized into three reportable segments:

•	Herbs and Produce Products– Includes herbs and leafy greens that are grown using classic Dutch hydroponic farming methods.

•	Cannabis Dispensary, Cultivation and Production– Includes cannabis-focused retail, cultivation and production.

•	Real Estateand Construction – Includes building ownership where cannabis dispensary and/or cultivation operations are currently in development.

Our segment net revenue and contributions to consolidated net revenue for each of the last two fiscal years were as follows:

	(in thousands)
	Total Revenue		% of Total Revenue
	Year Ended Decemeber 31,		Year Ended December 31,
	2019	2018	2019	2018

Herbs and Produce Products	$5,284	$4,476	18.8%	15.9%
Cannabis Dispensary, Cultivation and Production	22,416	14,872	79.9%	83.9%
Real Estate	-	-	-%	-%
Corporate and Other	350	817	1.2%	0.2%

Total	$28,050	20,165	100.0%	100.0%

See Note 2 – “Summary of Significant Accounting Policies”to our consolidated financial statements for financial information about our segments. See also “Item 1A. Risk Factors”below for a discussion of certain risks associated with our operations.

Herbs and Produce Products

Either independently or in conjunction with third parties, we are a retail seller of locally grown hydroponic herbs and produce, which are distributed through major grocery stores throughout the East, West and Midwest regions of the U.S.

Cannabis Dispensary, Cultivation and Production

Either independently or in conjunction with third parties, we operate medical marijuana retail and adult use dispensaries and a medical marijuana and adult use cultivation in Nevada. In addition, we operate retail medical and adult use marijuana dispensary facilities in California, and have medical marijuana and adult use cultivation and production facilities in California. All of our retail dispensaries in California and Nevada offer a broad selection of medical and adult use cannabis products including flowers, concentrates and edibles. We also produce and sell a line of medical and adult use cannabis flowers, as well as a line of medical and adult use cannabis-extracted products, which include concentrates, cartridges, and wax products.

Real Estate

We own real property in Nevada. Additionally, we own properties in California that are in various stages of construction for medical marijuana and adult use cultivation and production facilities and dispensaries.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Total asset amounts at December 31, 2019 and 2018 excludes intercompany receivable balances eliminated in consolidation.

	(in thousands)
	For the Year Ended December 31, 2019
	Herbs and Produce Products	Cannabis Dispensary, Cultivation and Production	Real Estate	Eliminations and Other	Total

Total revenues	$5,284	$22,416	$-	$350	$28,050
Cost of goods sold	3,955	$9,114	$-	$327	13,396

Gross profit	1,329	13,302	-	23	14,654

Depreciation & amortization	540	$6,458	$-	$215	7,213
Stock-based compensation	-	$-	$-	$4,918	4,918
Selling, general and administrative expenses (all other)	4,783	$11,174	$334	$16,899	33,190

Loss from operations	(3,994)	(4,330)	(334)	(22,009)	(30,667)

Other income / (expense):
Interest income/(expense)	-	$(16)	$(1,007)	$(8,274)	(9,297)
Other income / (loss)	34	$(7,794)	$-	$(716)	(8,476)

Total Other Income (Expense)	34	(7,810)	(1,007)	(8,990)	(17,773)

Loss Before Provision for Income Taxes	$(3,960)	$(12,140)	$(1,341)	$(30,999)	$(48,440)

Total Assets at December 31, 2019	$(8,201)	$56,777	$(2,545)	$73,218	$119,249

	For the Year Ended December 31, 2018
	Herbs and Produce	Cannabis Dispensary, Cultivation and Production	Real Estate	Eliminations and Other	Total

Total Revenues	$4,476	$14,872	$-	$817	$20,165
Cost of Goods Sold	4,233	7,241	-	1,684	13,158

Gross Profit	243	7,631	-	(867)	7,007

Depreciation & amortization	523	3,951	-	232	4,706
Stock-based compensation	-	-	-	3,136	3,136
Selling, General and Administrative Expenses	3,682	10,192	973	15,221	30,068

Loss from Operations	(3,962)	(6,512)	(973)	(19,456)	(30,903)

Other income / (expense):
Interest income/(expense)	-	-	(687)	(10,283)	(10,970)
Other income / (loss)	(77)	-	(107)	3,075	2,891

Total Other Income (Expense)	(77)	-	(794)	(7,208)	(8,079)

Loss Before Provision for Income Taxes	$(4,039)	$(6,512)	$(1,767)	$(26,664)	$(38,982)

Total Assets at December 31, 2018	$(6,871)	$40,734	$4,248	$81,978	$120,088

NOTE 19 – LITIGATION AND CLAIMS

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for the Company’s financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there were no matters that required an accrual as of December 31, 2019 nor were there any asserted or unasserted material claims for which material losses are reasonably possible.

On April 10, 2018, GroRite, Naturally Beautiful and Whitetown Realty (“Whitetown Realty” and collectively, the “Whitetown Realty Plaintiffs”) filed a lawsuit in the Superior Court of New Jersey Law Division, Morris County against the Company and Edible Garden alleging, among other things, that Edible Garden owes certain amounts to GroRite under a Marketing and Distribution Agreement between Edible Garden and GroRite, dated May 7, 2013, and Naturally Beautiful under a Marketing and Distribution Agreement between Edible Garden and Naturally Beautiful, dated May 13, 2013 (collectively, the “Marketing and Distribution Agreements”), and that Edible Garden owes certain amounts to Whitetown Realty under the Lease between Whitetown Realty and Edible Garden, dated January 1, 2015 (the “Lease”). The Whitetown Realty Plaintiffs were seeking, among other things, compensatory damages for the amounts claimed are owed and attorneys’ fees and costs. The Company disputed that Edible Garden owed any payments under the Marketing and Distribution Agreements or the Lease. Accordingly, on May 18, 2018, the company and Edible Garden filed an answer denying the allegations of the Plaintiffs. In that same pleading, Edible Garden filed a counterclaim against Naturally Beautiful and GroRite asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, trademark infringement/unfair competition, and tortious interference with contractual relations. Edible Garden also filed a third-party complaint against previously unidentified defendants arising from the wrongful misappropriation and pirating of electricity from the Edible Garden facility located at 283 Route 519, Belvidere, New Jersey. The third-party complaint alleged claims for unjust enrichment, tortious interference with contractual relations and conversion. On June 8, 2018, Edible Garden filed an amended counterclaim adding a count for conversion against Naturally Beautiful and GroRite. On June 12, 2018, Edible Garden Corp. filed an amended third-party complaint adding Gerda Vande Vrede as a named third-party defendant. On June 13, 2018, GroRite and Naturally Beautiful filed an answer to Edible Garden’s amended counterclaim and Gerda Vande Vrede filed an answer to Edible Garden’s amended third-party complaint denying the allegations asserted against them. No counterclaims, crossclaims or fourth party complaints were filed on behalf of Gerda Vande Vrede, Naturally Beautiful or GroRite.

On April 11, 2018, Kenneth Vande Vrede, Michael Vande Vrede and Steven Vande Vrede (collectively, the “Vande Vrede Brothers”) filed a lawsuit against the Company and Edible Garden alleging, among other things, that the Company and Edible Garden improperly suspended the Vande Vrede Brothers from their positions with the Company and Edible Garden. The Vande Vrede Brothers were seeking, among other things, a declaratory judgment that they did not violate their fiduciary duties owed to the Company or Edible Garden and reinstating the Vande Vrede Brothers to their status with the Company and Edible Garden prior to their suspensions and attorneys’ fees and costs. The original complaint in this matter was never served, and on June 12, 2018, the Vande Vrede Brothers, and now David Vande Vrede, Daniel Vande Vrede, Beverly Willekes, and Whitetown Realty filed an amended complaint against Terra Tech, Edible Garden, Derek Peterson, Michael James, and Michael Nahass. On January 22, 2019, the Company filed its answer and asserted counterclaims for breach of contract, breach of fiduciary duty, conversion, fraud, misappropriation of trade secrets, and conspiracy in Superior Court of New Jersey, Morris County against the Vande Vredes.

On April 13, 2018, Edible Garden Corp. filed a lawsuit against Whitetown Realty in response to a letter from a law firm representing Whitetown Realty alleging Edible Garden was in default of the Lease. Edible Garden sought declaratory and equitable relief to prevent Whitetown Realty from terminating the Lease and for attorneys’ fees and costs. On April 23, 2018, by order of the assignment judge of Warren County, the lawsuit was transferred to Morris County and consolidated with the April 10, 2018 lawsuit previously filed by GroRite, Naturally Beautiful and Whitetown Realty in the Superior Court of New Jersey, Law Division, Morris County. On June 13, 2018, Whitetown Realty filed its answer to the Edible Garden Complaint. In that answer, Whitetown Realty denied that Edible Garden was entitled to the declaratory and equitable relief that Edible Garden requested.

During the third quarter of 2019, the Company settled its lawsuits and all outstanding claims with members of the Vande Vrede family and entities controlled by them. As part of the settlement, Terra Tech purchased all shares of common and preferred stock owned by the Vande Vrede family. See Note 13 – “Equity” for additional information regarding the treasury shares.

On November 21, 2018, Heidi Loeb Hegerich, Forever Green NV, and Forever Young Investments, L.L.C. filed alawsuit against the Company, certain of its subsidiaries and affiliates, and certain unrelated parties alleging, among other things, breach of fiduciary duty, breach of contract, and fraud, and seeking monetary damages and equitable relief. On February 26, 2019, the Company, MediFarm I, MediFarm II, MediFarm I RE and other parties (collectively, the “Terra Tech Parties”) entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Heidi Loeb Hegerich, Forever Green and Forever Young (collectively, the “Loeb Parties”) pursuant to which the Terra Tech Parties and the Loeb Parties agreed to settle and dismiss with prejudice the Lawsuit. Entering into the Settlement Agreement was not an admission or acknowledgement of liability or responsibility on the part of the Company in connection with the Lawsuit.

In conjunction with the settlement, the Company entered into a Securities Purchase Agreement (the “SPA”) withForever Green NV (“Forever Green”) and Forever Young Investments, L.L.C. (“Forever Young”) pursuant to which the Company agreed to purchase Forever Green’s 50% membership interest in MediFarm I LLC (“MediFarm I”), Forever Green’s 15% membership interest in MediFarm II, LLC (“MediFarm II”), and Forever Young’s 50% membership interest in MediFarm I Real Estate, LLC (“MediFarm I RE”) for aggregate consideration of $6.30 million. Following receipt of approval of the Nevada Department of Taxation, those transactions closed on June 12, 2019. As a result, the Company owned 100% of MediFarm I, 100% of MediFarm RE and 70% of MediFarm II. MediFarm I owns the Company’s Blüm dispensary located at 1085 S. Virginia St. Suite A, Reno, NV 89502, and MediFarm I RE owned the building which housed the dispensary until the closing of an unreleated third party purchased the building on July 31, 2019 (see Note 7 – “ Property, Equipment and Leasehold Improvements, Net”).The only material relationship between the Company and Ms. Hegerich, Forever Green and Forever Young, other than in respect of the SPA and the Settlement Agreement, was their membership in MediFarm I, MediFarm II and MediFarm I RE. On June 26, 2019, the Court dismissed the Lawsuit with prejudice.

NOTE 20 – RELATED PARTY TRANSACTIONS

During the fiscal year ended December 31, 2019, the Company issued promissory notes totaling $1.80 million to OneQor Technologies, Inc (“OneQor”). Derek Peterson and Mike Nahass, the Chief Executive Officer and Chief Operating Officer, respectively, have minority ownership interests in OneQor. At the end of the fiscal year, management made the decision to fully-reserve for these loans due to their confidence in the completion of the merger with OneQor, which would result in the cancellation of these loans.

On December 30, 2019, the Company entered into a secured promissory note agreement with the Matthew Lee Morgan Trust, which is affiliated with Matthew Morgan, the Chief Executive Officer of OneQor. The note matures on December 30, 2020, and bears interest at a rate of 10% per annum. The note is secured by the Company’s HydroFarm investment.

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

NOTE 21 – GOING CONCERN

We have incurred significant losses in prior periods. For the year ended December 31, 2019, we incurred a net loss of $46.93 million and, as of that date, we had an accumulated deficit of $189.69 million. For the year ended December 31, 2018, we incurred a net loss of $39.75 million and, as of that date, we had an accumulated deficit of $142.75 million. We expect to experience further significant net losses in 2020 and the foreseeable future.

In an effort to achieve liquidity that would be sufficient to meet all of our commitments, we have undertaken a number of actions, including minimizing capital expenditures and reducing recurring expenses. However, we believe that even after taking these actions, we will not have sufficient liquidity to satisfy all of our future financial obligations, and execute our business plan.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. If the Company is unable to obtain the funds due upon the close of our pending asset sales or obtain additional financing, future operations would need to be scaled back or discontinued. The risks and uncertainties surrounding the timing of the close of our pending asset sales in Nevada, our limited capital resources, and the weak industry conditions impacting our business raise substantial doubt as to our ability to continue as a going concern for twelve months from the issuance of these financial statements.

NOTE 22 – SUBSEQUENT EVENTS

Subsequent to the balance sheet date, the Company converted $0.60 million of convertible notes and $0.21 million of interest into 6.12 million shares of the Company’s common stock.

Subsequent to the balance sheet date, the Company issued 1,789,885 shares of common stock for $0.20 million in cash in settlement of put notices pursuant to the Investor Agreement dated November 28, 2016 with an accredited investor.

On January 1, 2020, the Company entered into a Management Services Agreement with Picksy Reno, LLC (“Picksy”), an unaffiliated third party, to transfer all management responsibilities of the Company’s dispensary located at 1085 S. Virginia Street., Reno, NV (the “Reno Dispensary”). In consideration of the services performed, Picksy will be entitled to 85% of the future net profits of the Reno Dispensary. In the event of a loss, Picksy will be responsible for all future capital shortfalls. The Company’s 15% interest in the future net income of the Reno Dispensary will be applied to the purchase price of the related asset sale, which as of the time of our report was pending regulatory approval.

On January 10, 2020, the Company entered into a $1.0 million Secured Promissory Note agreement with an unaffiliated third party. The note incurs interest at a rate of 15.0% per annum and matures on January 10, 2021.

On February 14, 2020, the Company merged with OneQor Technologies. Upon close of the merger, Terra Tech shareholders owned approximately 79% of the combined company and OneQor shareholders owned approximately 21%. Additionally, Derek Peterson resigned as Chief Executive Officer of Terra Tech, but will remain the Chairman of the Board of Directors. Matthew Morgan was appointed the Chief Executive Officer of Terra Tech Corp. The Board of Directors changed from four members to five members, as Mr. Morgan joins the four members of the Terra Tech Corp board. As part of this agreement, Mr. Peterson and Mr. Nahass have agreed  to forfeit their vested and unvested stock options. The new company also announced plans to change its name to Onyx Group Holdings (“Onyx”).

On February 26, 2020, the Company agreed to transfer governance and control of our dispensary operation located at 2911 Tech Center Drive, Santa Ana, CA to Martin Vivero and Tetra House Co. (“Tetra”), who are unaffiliated third parties. The company received $2.00 million at closing and is due future payments of $1.80 million. MediFarm So Cal Inc. (“MediFarm So Cal”), a wholly-owned subsidiary of the Company, terminated the existing management services agreement with 55 OC Community Collective Inc. (“55 OC”). 55 OC is a mutual benefit corporation which holds a cannabis license with the City of Santa Ana in the State of California. Previously, MediFarm So Cal managed the dispensary known as “Blum Santa Ana” under the license of 55 OC. Control of 55 OC was transferred to Mr. Vivero and Tetra House Co. via a new management services agreement and the appointment of Mr. Vivero to the Board of Directors of 55 OC, which was pending final regulatory approval as of the date of our report. In conjunction with the agreement with Tetra, the Company entered into an agreement with Modernize, Inc. and Wojciech Smolenski (the “Smolenski Parties”) to transfer $0.35 million of the proceeds to the Smolenski parties as consideration for agreeing to sell the real estate that 55 OC operates within to Tetra and for settlement of an existing claim stemming from a lease dispute.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA TECH CORP.

Date: March 13, 2020	By:	/s/ Matthew Morgan
Matthew Morgan
Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Matthew Morgan and Michael James, and each of them, as his true and lawful attorney-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K of Terra Tech Corp. for the fiscal year ended December 31, 2019, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, grant unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Power of Attorney has been signed by the following persons in the capacities and on the dates stated.

Date: March 13, 2020	By:	/s/ Derek Peterson
Derek Peterson
Chairman of the Board

Date: March 13, 2020	By:	/s/ Matthew Morgan
Matthew Morgan Chief Executive Officer and Director (Principal Executive Officer)

Date: March 13, 2020	By:	/s/ Michael A. Nahass
Michael A. Nahass
President, Chief Operating Officer, Secretary, Treasurer, and Director

Date: March 13, 2020	By:	/s/ Steven J. Ross
Steven J. Ross
Director

Date: March 13, 2020	By:	/s/ Alan Gladstone
Alan Gladstone
Director

Date: March 13, 2020	By:	/s/ Michael James
Michael James
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

50