Form 10-Q
period 2020-03-31
Terra Tech Corp.
filed 2020-06-18
CIK 1451512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

As of June 12, 2020, there were 203,910,204 shares of common stock issued and 201,601,796 shares outstanding, 8 shares of Series A Preferred Stock, convertible at any time into 8 shares of common stock, 0 shares of Series B Preferred Stock, 1,313,460 shares of common stock issuable upon the exercise of all of our outstanding warrants and 3,320,582 shares of common stock issuable upon the exercise of all vested options.

TERRA TECH CORP.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED MARCH 31, 2020

EXPLANATORY NOTE

On April 17, 2020, Terra Tech Corp. (the “Company”) filed a Current Report on Form 8-K, and is filing this Quarterly Report on Form 10-Q, in reliance on the Order of the Securities and Exchange Commission dated March 4, 2020, as modified March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934 granting exemptions from specified provisions of the Exchange Act and certain rules thereunder (Release No. 34-22465).

Due to the disruptions caused by the COVID-19 outbreak and related work and travel restrictions, certain Company officers and management as well as professional staff and consultants were delayed in conducting the work required to prepare our financial report for the quarter ended March 31, 2020.  The Company is based in California and operates in both California and Nevada. On March 18, 2020, Governor Gavin Newsom of California issued a “Stay at Home” order due to the novel coronavirus. On April 1, 2020, Governor Steve Sisolak issued a “Stay at Home” order due to the novel coronavirus. These orders hampered the Company’s ability to conduct necessary work to finalize its financial statements, and otherwise finalize its Quarterly Report for the quarter ended March 31, 2020, in a timely manner.

TERRA TECH CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except Shares)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS

Current Assets:
Cash	$946	$1,226
Accounts receivable, net	1,561	693
Inventory	5,012	4,334
Prepaid expenses and other assets	942	675
Current assets of discontinued operations	206	2,440

Total current assets	8,667	9,368

Property, equipment and leasehold improvements, net	35,021	35,469
Intangible assets, net	16,865	14,871
Goodwill	24,034	21,471
Other assets	11,842	7,631
Investments	5,330	5,000
Assets of discontinued operations	13,227	25,440

TOTAL ASSETS	$114,986	$119,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable and accrued expenses	$13,025	$9,504
Deferred Revenue	300	-
Short-term debt	16,514	11,008
Current liabilities of discontinued operations	4,436	7,070

Total current liabilities	34,275	27,582

Long-term liabilities:
Long-term debt, net of discounts	2,159	6,570
Long-term lease liabilities	8,422	8,902
Long-term liabilities of discontinued operations	-	869
Total long-term liabilities	10,581	16,341

Total liabilities	44,856	43,923

STOCKHOLDERS’ EQUITY:
Preferred stock, convertible series A, par value 0.001:	-	-
100 shares authorized as of March 31, 2020 and December 31, 2019; 12 shares issued and 8 shares outstanding as of March 31, 2020 and December 31, 2019
Preferred stock, convertible series B, par value 0.001:	-	-
41,000,000 Shares Authorized as of March 31, 2020 and December 31, 2019; 0 Shares Issued and Outstanding as of March 31, 2020 and December 31, 2019
Common stock, par value 0.001:	193	120

990,000,000 Shares authorized as of March 31, 2020 and December 31, 2019; 193,239,261 issued and 190,930,853 outstanding as of March 31, 2020 and 120,313,386 shares issued and 118,004,978 shares outstanding as of  December 31, 2019

Additional paid-in capital	272,455	260,516
Treasury Stock (2,308,408 shares of common stock, 4 shares of Preferred Stock Convertible Series A)	(808)	(808)
Accumulated deficit	(207,015)	(189,685)

Total Terra Tech Corp. stockholders’ equity	64,825	70,143
Non-controlling interest	5,305	5,184

Total stockholders’ equity	70,130	75,327

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$114,986	$119,250

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except for shares and per-share information)

	Three Months Ended
	March 31,
	2020	2019

Total revenues	$4,313	$2,045
Cost of goods sold	1,975	445

Gross profit	2,338	1,600

Selling, general and administrative expenses	9,037	8,591
Impairment of assets	5,120	-
(Gain) / Loss on sale of assets	(35)	-
Loss on interest in joint venture	-	1,067

Loss from operations	(11,784)	(8,058)

Other income (expense):
Interest expense, net	(902)	(2,928)
Other income/loss	65	11

Total other income (expense)	(837)	(2,917)

Income (Loss) from continuing operations	(12,621)	(10,975)
Income (Loss) from discontinued operations, net of tax	(4,752)	(484)

NET INCOME (LOSS)	(17,373)	(11,459)

Less: Income (Loss) attributable to non-controlling interest from continuing operations	(44)	77
Less: Income (Loss) attributable to non-controlling interest from discontinued operations	-	200

NET LOSS ATTRIBUTABLE TO TERRA TECH CORP.	$(17,329)	$(11,736)

Income / ( Loss) from continuing operations per common share attributable to Terra Tech Corp. common stockholders – basic and diluted	$(0.08)	$(0.12)
Net Loss per common share attributable to Terra Tech Corp. common stockholders – basic and diluted	$(0.11)	$(0.13)

Weighted-average number of common shares outstanding – basic and diluted	150,906,135	93,710,004

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2020
(UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(17,373)	$(11,459)
Less: net loss from discontinued operations	4,752	484
Net loss from continuing operations	(12,621)	(10,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	296	-
Cancellation of shares issued	-	(58)
Gain on sale of assets	(35)	-
Amortization of debt discount	339	2,928
Depreciation and amortization	1,804	1,306
Non-cash operating lease expense	225	168
Stock based compensation	959	1,620
Loss on revaluation of equity interests	-	1,064
Impairment loss	5,120	-
Change in operating assets and liabilities:
Accounts receivable	(212)	(47)
Inventory	(597)	(731)
Prepaid expenses and other current assets	(26)	(60)
Other assets	(249)	(672)
Accounts payable and accrued expenses	2,320	865
Operating lease liabilities	(221)	(475)
Net cash provided by / (used in) operating activities - continuing operations	(2,898)	(5,066)
Net cash provided by / (used in) operating activities - discontinued operations	(1,281)	(806)
NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES	(4,179)	(5,872)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(263)	(2,408)
Purchase of equity investment	-	(402)
Cash from acquisitions	57	127
Proceeds from sales of assets	35	-
Net cash provided by / (used in) investing activities - continuing operations	(171)	(2,683)
Net cash provided by / (used in) investing activities - discontinued operations	2,263	18
NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES	2,092	(2,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	1,392	6,000
Payments of debt principal	-	(1,000)
Cash paid for debt discount	-	(150)
Proceeds from issuance of common stock	250	2,300
Cash contribution (distribution) from non-controlling interest	165	-
Net cash provided by / (used in) financing activities - continuing operations	1,807	7,150
Net cash provided by / (used in) financing activities - discontinued operations	-	-
NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	1,807	7,150

NET CHANGE IN CASH	(280)	(1,387)

Cash at beginning of period	1,226	7,193

CASH AT END OF PERIOD	$946	$5,806

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$360	$50

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt principal and accrued interest converted into common stock	$1,028	$7,750
Stock Issued for the acquisition of OneQor	$9,305	$-
Fixed assets in accounts payable	$167	$-
Consolidation of Joint Venture Net Assets	$-	$11,957
Financing Fees in Accounts Payable	$-	$25
Warrants issued for debt discount	$-	$163
Beneficial Conversion Feature	$-	$4,662

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2020
(UNAUDITED)
(in thousands, except for Shares)

	Preferred Stock
	Convertible				Additional				Non-
	Series A		Common Stock		Paid-In	Treasury Stock		Accumulated	Controlling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Total
Balance at December 31, 2019	8	$-	118,004,978	$120	$260,516	2,308,412	$(808)	$(189,685)	$5,184	$75,327
Debt conversion - common stock	-	-	9,123,560	9	1,018	-	-	-	-	1,028
Stock compensation - employees	-	-	2,353,115	2	373	-	-	-	-	375
Stock compensation - services expense	-	-	825,000	1	108	-	-	-	-	109
Stock issued for cash	-	-	2,470,173	2	248	-	-	-	-	250
Stock issued for OneQor acquisition	-	-	58,154,027	58	9,246	-	-	-	-	9,305
Stock option expense	-	-	-	-	944	-	-	-	-	944
Contribution from non-controlling interest	-	-	-	-	-	-	-	-	165	165
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	-	(44)	(44)
Net loss attributable to Terra Tech Corp.	-	-	-	-	-	-	-	(17,329)	-	(17,329)
Balance at March 31, 2020	8	$-	190,930,853	$193	$272,455	2,308,412	$(808)	$(207,015)	$5,305	$70,130

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019
(UNAUDITED)
(in thousands, except for Shares)

	Preferred Stock
	Convertible				Additional				Non-
	Series A		Common Stock		Paid-In	Treasury Stock		Accumulated	Controlling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Total
Balance at December 31, 2018	12	$-	81,759,415	$82	$236,543	-	$-	$(142,754)	$1,003	$94,874
Stock compensation - employees	-	-	385,536	-	315	-	-	-	-	315
Stock compensation - services expense	-	-	26,376	-	23	-	-	-	-	23
Stock cancellation	-	-	(60,000)	-	(58)	-	-	-	-	(58)
Debt conversion - common stock	-	-	15,038,949	15	7,839	-	-	-	-	7,854
Stock issued for cash	-	-	3,498,168	3	2,297	-	-	-	-	2,300
Stock option expense	-	-	-	-	1,282	-	-	-	-	1,282
Issuance of warrants	-	-	-	-	4,825		-	-	-	4,825
Consolidation of NuLeaf joint venture	-	-	-	-	-	-	-	-	5,402	5,402
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	-	277	277
Net loss attributable to Terra Tech Corp.	-	-	-	-	-	-	-	(11,736)	-	(11,736)
Balance at March 31, 2019	12	$-	100,648,444	$100	$253,066	-	$-	$(154,490)	$6,682	$105,358

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

We are a retail, production and cultivation company, with an emphasis on providing the highest quality of medical and adult use cannabis products. We currently have a concentrated cannabis interest in California and Nevada. All of our cannabis dispensaries operate under the name Blüm. Our cannabis dispensaries in California operate as Black Oak Gallery in Oakland and Blum San Leandro in San Leandro and offer a broad selection of medical and adult-use cannabis products including flowers, concentrates and edibles.

In Nevada, we have one dispensary operating under MediFarm in Las Vegas which sells quality medical and adult use cannabis products. The cannabis dispensary in Nevada has been categorized as a discontinued operation as we have entered into an agreement to sell the related assets to an unaffiliated third party.

On February 14, 2020, the Company acquired OneQor Technologies, Inc. (“OneQor”). The acquisition of OneQor was accounted for in accordance with ASC 805-10, “Business Combinations.” OneQor is a cannabinoid-focused company, concentrating on the development, manufacturing, and delivery of patented, proprietary over-the-counter CBD products to established suppliers and consumer brands. Refer to Note 13, “Business Combinations” for additional information regarding the transaction.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Securities Exchange Commission (“SEC”) Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933 and reflect the accounts and operations of the Company and those entities in which we have a controlling financial interest. In accordance with the provisions of the Financial Accounting Standards Board (“FASB”) or Accounting Standards Codification (“ASC”) 810, “Consolidation”, we consolidate any variable interest entity (“VIE”), of which we are the primary beneficiary. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. We do not consolidate a VIE in which we have a majority ownership interest when we are not considered the primary beneficiary. We have determined that we are the primary beneficiary of certain VIEs. We evaluate our relationships with all the VIEs on an ongoing basis to reassess if we continue to be the primary beneficiary.

All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These interim unaudited condensed consolidated financial statements do not include all disclosures required by GAAP for complete financial statements and, therefore, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2019. The December 31, 2019 balances reported herein are derived from the audited consolidated financial statements for the year ended December 31, 2019. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Revision of Previously Issued Financial Statements

During the year ended December 31, 2019, management finalized the accounting for the NuLeaf transaction and recorded a measurement period adjustment that increased net loss by $6.63 million. The Company has revised the condensed unaudited consolidated statement of operations and condensed unaudited consolidated statements of stockholders’ equity for the three months ended March 31, 2019 to restate the loss on remeasurement of our equity interests in NuLeaf to equal the loss as reported at the close of the measurement period. The revision resulted in a decrease in accumulated deficit and net loss reported as of and during the three months ended March 31, 2019 of $6.63 million.

Going Concern

The accompanying unaudited condensed financial statements have been prepared assuming that we will continue as a going concern. In an effort to achieve liquidity that would be sufficient to meet all of our commitments, we have undertaken a number of actions, including minimizing capital expenditures and reducing recurring expenses. However, we believe that even after taking these actions, we may not have sufficient liquidity to satisfy all of our future financial obligations. The risks and uncertainties surrounding the timing of the close of our pending asset sales in Nevada, our limited capital resources, and the weak industry conditions impacting our business raise substantial doubt as to our ability to continue as a going concern. See Note 19, ”Going Concern” of the Notes to Consolidated Financial Statements included in Part II and Item 1A – “Risk Factors “in Part I of this Quarterly Report on Form 10-Q.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not affect net loss, revenues or stockholders’ equity. See Note 16,“Discontinued Operations” for further discussion regarding discontinued operations.

Trade and Other Receivables

The Company extends noninterest bearing trade credit to its customers in the ordinary course of business which is not collateralized. Accounts receivable are shown on the face of the consolidated balance sheets, net of an allowance for doubtful accounts. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends, in determining the allowance for doubtful accounts. The Company does not accrue interest receivable on past due accounts receivable. The allowance for doubtful accounts was $0.35 million as of March 31, 2020.

Notes Receivable

The company reviews all outstanding notes receivable for collectability as information becomes available pertaining to the Company’s inability to collect. An allowance for notes receivable is recorded for the likelihood of non-collectability. The Company accrues interest on the note receivable based upon contractual terms. There was no allowance at March 31, 2020.

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

Expenditures for major renewals and improvements are capitalized, while minor replacements, maintenance and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. The Company continually monitors events and changes in circumstances that could indicate that the carrying balances of its property, equipment and leasehold improvements may not be recoverable in accordance with the provisions of ASC 360, “Property, Plant, and Equipment.” When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. See Note 7, “Property, Equipment and Leasehold Improvements, Net” for further information.

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

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company held one investment at fair value as of March 31, 2020. Refer to Note 10, “Fair Value Measurements” for details.

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

Cannabinoid Products

Under ASC 606, revenue from the sale of OneQor’s products is generally recognized at a point in time when control over the goods has been transferred to the customer. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s credit policy. Revenue is recognized upon the satisfaction of the performance obligation. The Company satisfies its performance obligation and transfers control upon delivery and acceptance by the customer.

Disaggregation of Revenue

See Note 17, “ Segment Information” for revenues disaggregated by type as required by ASC Topic 606. The company believes this level of disaggregation sufficiently depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Contract Balances

Cannabis Dispensary, Cultivation and Production

Due to the nature of the Company’s revenue from contracts with customers, our cannabis dispensary, cultivation and production operations do not have material contract assets or liabilities that fall under the scope of ASC Topic 606.

Cannabinoid Products

The Company has established terms with its customers whereby customers generally will pay 50 percent at the time an order is placed and 50 percent at the time of completion to release the order. These terms are typically mirrored with the Company’s suppliers who are paid 50 percent at the time an order is placed and the balance also due upon manufacturing completion. Deposit payments made to suppliers are recorded as prepaid inventory until fully paid, whereby goods are then shipped to customers. As of March 31, 2020, deposits from customers totaled $0.30 million and prepaid inventory totaled $0.23 million. Deposits from customers are reflected as deferred revenue on the balance sheet until the performance obligation has been fulfilled.

Contract Estimates and Judgments

The Company’s revenues accounted for under ASC Topic 606, generally, do not require significant estimates or judgments based on the nature of the Company’s revenue streams. The sales prices are generally fixed at the point of sale and all consideration from contracts are included in the transaction price. The Company’s contracts do not include multiple performance obligations or variable consideration.

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

Cannabinoid Products

Cost of goods sold includes the fees charged by suppliers to manufacture CBD products as well as packaging and shipping costs for finished goods.

Advertising Expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.” Advertising expenses recognized totaled $0.17 million and $0.57 million the three months ended March 31, 2020 and 2019, respectively.

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

The Black-Scholes option-pricing model requires the input of certain assumptions that require the Company’s judgment, including the expected term and the expected stock price volatility of the underlying stock. The assumptions used in calculating the fair value of stock-based compensation represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change resulting in the use of different assumptions, stock-based compensation expense could be materially different in the future. The Company accounts for forfeitures of stock-based awards as they occur.

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”. The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. At March 31, 2020 and 2019, such net operating losses were offset entirely by a valuation allowance.

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

Loss Per Common Share

In accordance with the provisions of ASC 260, “Earnings Per Share”, net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the three months ended March 31, 2020 and 2019. Therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for all years.

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	Three Months Ended March 31,
	2020	2019

Common stock warrants	1,313,459	1,052,615
Common stock options	5,715,294	8,801,447

	7,028,753	9,854,062

NOTE 3 – CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in several financial institutions that are insured by either the Federal Deposit Insurance Corporation or the National Credit Union Association up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations and it maintains significant cash on hand at certain of its locations. The Company has not historically experienced any material loss from carrying cash on hand. The amount in excess of insured limitations was $0.46 million as March 31, 2020 and was $0.18 million as of December 31, 2019.

The Company provides credit in the normal course of business to customers located throughout the U.S. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. There were no customers that comprised more than 10.0% of the Company’s revenue for the three months ended March 31, 2020 and 2019.

The Company sources cannabis products for retail, cultivation and production from various vendors. However, as a result of regulations in the State of California, the Company’s California retail, cultivation and production operations must use vendors licensed by the State. As a result, the Company is dependent upon the licensed vendors in California to supply products. If the Company is unable to enter into a relationship with sufficient members of properly licensed vendors, the Company’s sales may be impacted. During the three months ended March 31, 2020, we did not have any concentration of vendors for inventory purchases. However, this may change depending on the number of vendors who receive appropriate licenses to operate in the State of California.

NOTE 4 – VARIABLE INTEREST ENTITIES

NuLeaf, Inc.

On October 26, 2017, the Company entered into operating agreements with NuLeaf, Inc. and formed NuLeaf Sparks Cultivation, LLC and NuLeaf Reno Production, LLC (collectively “NuLeaf”) to build and operate cultivation and production facilities for our IVXX brand of cannabis products in Nevada. The agreements were subject to approval by the State of Nevada, the City of Sparks and the City of Reno in Nevada. Under the terms of the agreements, the Company remitted to NuLeaf an upfront investment of $4.50 million in the form of convertible loans bearing an interest rate of 6% per annum. On June 28, 2018, the Company received approval from the State of Nevada. The remaining required approvals from local authorities were received in July 2018. As a result, the notes receivable balance was converted into a 50% ownership interest in NuLeaf. The investment in NuLeaf was recorded at cost and accounted for using the equity method as of December 31, 2019.

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

Year to date revenue and net loss attributed to NuLeaf is $1.61 million and $0.45 million, respectively. The aggregate carrying values of Sparks Cultivation, LLC and NuLeaf Reno Production, LLC assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows:

	(in thousands)
	March 31,	December 31,
	2020	2019
Current assets:
Cash	$171	$243
Accounts receivable, net	221	16
Inventory	3,316	2,910
Prepaid expenses and other current assets	132	35
Total current assets	3,840	3,204

Property, equipment and leasehold improvements, net	8,965	9,543
Other assets	569	598

TOTAL ASSETS	$13,374	$13,344

Liabilities:
Total current liabilities	$296	$213
Total long-term liabilities	397	415

TOTAL LIABILITIES	$693	$628

NOTE 5 – INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Hydrofarm

On August 28, 2018, the Company entered into a Subscription Agreement with Hydrofarm Holdings Group, Inc. (“Hydrofarm”), one of the leading independent providers of hydroponic products in North America, pursuant to which the Company agreed to purchase from Hydrofarm and Hydrofarm agreed to sell to the Company 2,000,000 Units, each Unit consisting of one share of common stock and one warrant to purchase one-half of a share of common stock for an initial exercise price of $5.00 per share, for $2.50 per unit for an aggregate purchase price of $5.00 million. The $5.00 million investment in Hydrofarm was recorded at cost and is included in Investments on the unaudited consolidated balance sheet as of March 31, 2020.

Edible Garden

On March 30, 2020, Edible Garden Corp. (“Edible Garden”), a wholly-owned subsidiary of Terra Tech Corp. (the “Company”), entered into and closed an Asset Purchase Agreement (the “Purchase Agreement”) with Edible Garden Incorporated (the “Purchaser”), pursuant to which Edible Garden sold and the Purchaser purchased substantially all of the assets of Edible Garden. The consideration paid for the assets included two option agreements to purchase up to a 20% interest in the Purchaser for a nominal fee. The first option gives the Company the right to purchase a 10% interest in the Purchaser for one dollar at any time between the one and five-year anniversary of the transaction, or at any time should a change in control event or public offering occur. The second option gives the Company the right to purchase an additional 10% interest in the Purchaser for one dollar at any point prior to the five-year anniversary of the transaction. The options were recorded at fair value and are included in Investments in the unaudited consolidated balance sheet as of March 31, 2020. Refer to Note 7, “Property, Equipment and Leasehold Improvements, Net” for additional details concerning the sale and its impact on our quarterly results.  Refer to Note 10, “Fair Value Measurements” for additional details on management’s approach to estimating the fair value of options.

NOTE 6 – INVENTORY

Raw materials consist of material for Nuleaf and IVXX’s line of cannabis pure concentrates. Work-in-progress consists of cultivation materials and live plants grown at NuLeaf and Black Oak Gallery. Finished goods consists of cannabis products sold in retail.

Inventory as of March 31, 2020 and December 31, 2019 consisted of the following:

	(in thousands)
	March 31,	December 31,
	2020	2019

Raw materials	$2,654	$2,400
Work-in-progress	2,630	3,142
Finished goods	746	275
Inventory reserve	(1,018)	(1,483)

Total inventory	$5,012	$4,334

NOTE 7 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment, and leasehold improvements, net consists of the following:

	(in thousands)
	March 31,	December 31,
	2020	2019

Land and building	$11,206	$11,206
Furniture and equipment	2,970	2,787
Computer hardware	299	299
Leasehold improvements	16,545	16,545
Construction in progress	10,007	9,676

Subtotal	41,027	40,513
Less accumulated depreciation	(6,006)	(5,044)

Property, equipment and leasehold improvements, net	$35,021	$35,469

Depreciation expense related to property, equipment and leasehold improvements for the three months ended March 31, 2020 and 2019 was $0.96 million and $0.55 million, respectively.

Assets Divested

Blum Santa Ana

On February 26, 2020, the Company agreed to transfer governance and control of our dispensary operation located at 2911 Tech Center Drive, Santa Ana, CA to Martin Vivero and Tetra House Co. (“Tetra”), who are unaffiliated third parties. The company received $2.00 million at closing and is due future payments of $1.80 million, which are reflected within assets of continuing operations. MediFarm So Cal Inc. (“MediFarm So Cal”), a wholly-owned subsidiary of the Company, terminated the existing management services agreement with 55 OC Community Collective Inc. (“55 OC”). 55 OC is a mutual benefit corporation which holds a cannabis license with the City of Santa Ana in the State of California. Previously, MediFarm So Cal managed the dispensary known as “Blum Santa Ana” under the license of 55 OC. Control of 55 OC was transferred to Mr. Vivero and Tetra House Co. via a new management services agreement and the appointment of Mr. Vivero to the Board of Directors of 55 OC, which was pending final regulatory approval as of the date of our report.

The Company recognized a loss upon sale of the assets equal to the difference between the consideration paid and the book value of the assets as of the disposition date, less direct costs to sell, and reflected such loss in discontinued operations.

The following table summarizes the transaction:

(in thousands)

Total consideration	$3,800

Net book value of assets divested and liabilties transferred
Inventory	23
Prepaid and other current assets	33
Property, plant & equipment	98
Intangible assets and goodwill	6,565
Other long-term assets	54
Lease liability, net of right-of-use asset	(78)
Net book value of assets divested and liabilities transferred	6,694
Loss on sale	$(2,894)

Edible Garden

On March 30, 2020, Edible Garden Corp. (“Edible Garden”), a wholly-owned subsidiary of Terra Tech Corp. (the “Company”), entered into and closed an Asset Purchase Agreement (the “Purchase Agreement”) with Edible Garden Incorporated (the “Purchaser”), pursuant to which Edible Garden sold and the Purchaser purchased substantially all of the assets of Edible Garden (the “Business”). The consideration paid for the Business included a five-year $3.00 million secured promissory note bearing interest at 3.5% per annum, which is reflected within the assets under discontinued operations, and two option agreements to purchase up to a 20% interest in the Purchaser for a nominal fee. The first option gives the Company the right to purchase a 10% interest in the Purchaser for one dollar at any time between the one and five-year anniversary of the transaction, or at any time should a change in control event or public offering occur. The second option gives the Company the right to purchase an additional 10% interest in the Purchaser for one dollar at any point prior to the five-year anniversary of the transaction. The second option is automatically terminated upon payment in full of the $3.00 million secured promissory note.

Michael James, the Company’s former Chief Financial Officer, is a principal of the Purchaser. There is no material relationship between the Company or its affiliates and the Purchaser other than as set forth in the previous sentence. The Purchase Agreement contains customary conditions, representations, warranties, indemnities and covenants by, among, and for the benefit of the parties.

The Company recognized a loss upon sale of the assets equal to the difference between the consideration paid and the book value of the assets as of the disposition date and reflected such loss in discontinued operations. The following table summarizes the transaction:

(in thousands)
Consideration
Fair value of note receivable	$2,960
Fair value of options	330
Less: cash transferred to purchaser	(30)
Total consideration	$3,260

Net book value of assets divested and liabilities transferred
Accounts receivable	$360
Inventory	520
Other current assets	80
Property, plant and equipment	4,100
Intangible assets	70
Other long-term assets	200
Accounts payable and accrued expenses	(1,700)
Lease liabilities, net of right of use assets	(70)
Net book value of assets divested and liabilities transferred	3,560
Loss on sale	$(300)

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL

Intangible Assets, Net

Intangible assets, net consisted of the following:

	(in thousands)
	March 31,	December 31,
	2020	2019
Amortizing Intangible Assets:
Customer Relationships	$10,770	$7,860
Trademarks and Patent	196	196
Dispensary Licenses	10,270	10,270
Trade Name	690	-

Gross carrying amount	21,926	18,326

Accumulated Amortization	(9,370)	(8,525)

Total intangible assets, net	12,555	9,801

Indefinite-lived intangible assets:
Trade Name	4,310	5,070

Total Indefinite-Lived Intangible Assets	4,310	5,070

Total Intangible Assets, Net	$16,865	$14,871

Amortization expense for the three months ended March 31, 2020 and 2019 was $0.85 and $0.82 million, respectively.

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

Long-lived assets other than goodwill and indefinite-lived intangible assets, held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company evaluates recoverability of assets to be held and used and if the carrying value is not recoverable, the Company fair values the asset and compares to the carrying value. If the asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. The analysis for impairment of long-lived assets other than goodwill and indefinite-lived intangible assets is the first impairment analysis performed and related impairment charges are recognized before the impairment of goodwill analysis.

During the first quarter of 2020, the impact of COVID-19 on the retail industry had a negative impact on our revenues and management was forced to limit store operating hours due to the pandemic. Management believes the COVID-19 outbreak will continue to have a material negative impact on the Company’s financial results. These factors, including management’s revised forecast for the future performance of our Black Oak Gallery reporting unit, indicated the carrying value of Black Oak Gallery’s customer relationships and trade name may not be recoverable. Management evaluated the recoverability of the customer relationships using level 3 inputs and a probability-weighted approach to assess the potential impact of a long-term decline in our existing customer base due to the COVID-19 pandemic. The recoverability test indicated that the book value of customer relationships exceeded fair value as of March 31, 2020. As a result, the Company recognized an impairment charge of $0.16 million in the three months ended March 31, 2020. Management evaluated the recoverability of the Black Oak Gallery trade name using level 3 inputs and an income approach to assess the potential impact of a long-term decline in cash flows due to the pandemic. The recoverability test indicated that the book value of the trade name exceeded the fair value as of March 31, 2020. As a result, the Company recognized an impairment charge of $0.76 million in the three months ended March 31, 2020.

Goodwill

The table below summarizes the changes in the carrying amount of goodwill during the three months ended March 31, 2020:

	Reportable Segment
	(in thousands)
	Cannabis	Corporate/Other	Total
Balance at December 31, 2019	$21,471	$-	$21,471
Acquisition of OneQor		6,763	6,763
Impairment	(4,200)	-	(4,200)
Balance at March 31, 2020	$17,271	$6,763	$24,034

Impairment of Goodwill

The Company tests for impairment annually on September 30, and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value may be impaired. During the first quarter of 2020, the impact of COVID-19 on the retail industry as well as uncertainty around when the Company would be able to resume its normal operations contributed to a significant and prolonged decline in the Company’s stock price, resulting in the market capitalization of the Company falling below its carrying value. As a result, management determined that a triggering event had occurred as it was more likely than not that the carrying values of the Black Oak Gallery reporting unit exceeded its fair value. Accordingly, the Company performed a quantitative assessment of the fair value of Black Oak Gallery’s goodwill as of March 31, 2020 using a market capitalization approach. This analysis resulted in an impairment charge of $4.20 million recorded in the first quarter of 2020. The goodwill impairment charge was measured as the amount by which the carrying amount of the reporting unit, including goodwill, exceeded its fair value.

NOTE 9 – NOTES PAYABLE

Notes payable consist of the following:

	(in thousands)
	March 31,	December 31,
	2020	2019
Promissory note dated November 22, 2017, issued for the purchase of real property. Matures December 1, 2020, with an option to extend the maturity date 1 year. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter up to 13.5%. In the event of default, the note is convertible at the holder's option.	$4,500	$4,500
Promissory note dated January 18, 2018, issued for the purchase of real property. The promissory note is collateralized by the land and building purchased and matures February 1, 2021, with an option to extend the maturity date 1 year. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter up to 13.0%. The full principle balance and accrued interest are due at maturity. In the event of default, the note is convertible at the holder's option.	6,500	6,500
Promissory note dated October 5, 2018, issued for the purchase of real property. Matures October 5, 2021. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter up to 13.5%. In the event of default, the note is convertible at the holder's option.	1,600	1,600
Promissory note dated June 11, 2019, issued to accredited investors, which matures December 11, 2020 and bears interest at a rate of 7.5% per annum. The conversion price is $4.50 or 87% of the average of the two (2) lowest VWAPs in the thirteen (13) trading days prior to the conversion date.	3,500	4,000
Promissory note dated October 21, 2019, issued to accredited investors, which matures April 21, 2021 and bears interest at a rate of 7.5% per annum. The conversion price is $4.50 or 87% of the average of the two (2) lowest VWAPs in the thirteen (13) trading days prior to the conversion date.	1,250	1,500
Secured promissory note dated December 30, 2019, issued to Matthew Lee Morgan Trust (a related party), which matures December 30, 2020, and bears interest at a rate of 10% per annum. The note is secured by the Company's HydroFarm investment.	500	500
Secured promissory note dated January 10, 2020, issued to an unaffilitated third party. The note matures on January 10, 2021 and incurs an interest rate of 15.0% per annum.	1,000	-
Secured promissory note dated February 13, 2020 issued to an unaffiliated third party. The loan accrues interest at a rate of 5% per annum and matures on August 13, 2020.	105	-
Agreement dated March 11, 2020, issued to Clearfi, LLC, an unaffiliated third party. The loan accrues interest at a rate of 20% per annum and matures on April 20, 2020.	200	-
Agreement dated March 12, 2020, issued to Clearfi, LLC, an unaffiliated third party. The loan accrues interest at a rate of 20% per annum and matures on April 21, 2020.	192	-

Notes payable - promissory notes	$18,955	$18,600
Other loan agreements	392	-
Vehicle loans	19	47
Less: Short term debt	(16,514)	(11,008)
Less: Debt discount	(692)	(1,069)
Net Long Term Debt	$2,159	$6,570

2018 Master Securities Purchase and Convertible Promissory Notes Agreement

In March 2018, the Company entered into the 2018 Master Securities Purchase Agreement with an accredited investor pursuant to which the Company sells to the accredited investor 7.5% Senior Convertible Promissory Notes in eight tranches of $5.00 million, for a total of $40.00 million. The Company converted $0.75 million of convertible notes into shares of the Company’s common stock during the three months ended March 31, 2020. As of March 31, 2020, $4.75 million of principle remains outstanding.

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

During the three months ended March 31, 2020, the Company converted debt and accrued interest into 9,123,560 shares of the Company’s common stock.

Additional Financing Arrangements

On January 10, 2020, the Company issued a promissory note to an unaffiliated third party, in the amount of $1.00 million dollars. The note accrues interest at a rate of 15.00% per annum and matures on January 10, 2021. The note is secured by the Company’s real estate located at 620 E. Dyer Rd., Santa Ana, CA.

On February 14, 2020, upon the closing of the acquisition of OneQor Technologies, Inc., the Company assumed a promissory note issued to an unaffiliated third party, in the amount of $0.11 million. The note accrues interest at a rate of 5.00% per annum and matures on August 13, 2020.

In March 2020, the Company entered into two secured borrowing arrangements with Clearfi LLC, an unaffiliated third party. The borrowing agreements are secured by the Company’s future cash receipts from operations.

NOTE 10 – FAIR VALUE MEASUREMENTS

On March 30, 2020, Edible Garden Corp. (“Edible Garden”), a wholly-owned subsidiary of Terra Tech Corp. (the “Company”), entered into and closed an Asset Purchase Agreement (the “Purchase Agreement”) with Edible Garden Incorporated (the “Purchaser”), pursuant to which Edible Garden sold and the Purchaser purchased substantially all of the assets of Edible Garden (the “Business”). The consideration paid for the Business included two option agreements to purchase up to a 20% interest in the Purchaser for a nominal fee. The first option gives the Company the right to purchase a 10% interest in the Purchaser for one dollar at any time between the one and five-year anniversary of the transaction, or at any time should a change in control event or public offering occur. The second option gives the Company the right to purchase an additional 10% interest in the Purchaser for one dollar at any point prior to the five-year anniversary of the transaction. The second option is automatically terminated upon payment in full of the $3.00 million secured promissory note.

Management estimated the fair value of the options using the Black-Scholes model, utilizing level 3 inputs that included the stock price, annual volatility, and the probability the second option will be terminated due to repayment of the secured promissory note. The estimated fair value of the options was $0.33 million as of March 31, 2020. The options are included in Investments in the unaudited consolidated balance sheet.

NOTE 11 – EQUITY

Common Stock

During the three months ended March 31, 2020, senior secured convertible promissory notes and accrued interest in the amount of $1.03 million were converted into 9,123,560 shares of common stock.

During the three months ended March 31, 2020, the Company issued 3,178,115 shares of common stock for compensation in the amount of $0.49 million.

During the three months ended March 31, 2020, the Company sold 2,470,173 shares of common stock for the net amount of $0.25 million pursuant to an equity financing facility with an accredited investor.

On February 14, 2020, the Company issued 58,154,027 shares of common stock as consideration for the OneQor merger agreement.

NOTE 12 – STOCK-BASED COMPENSATION

2016 & 2018 Equity Incentive Plans

In the first quarter of 2016, the Company adopted the 2016 Equity Incentive Plan. In the fourth quarter of 2018, the Company adopted the 2018 Equity Incentive Plan. On February 14, 2020, the Company amended the number of shares reserved for issuance under the 2018 Equity Incentive Plan to 43,976,425. The following table contains information about the 2016 and the 2018 Equity Incentive Plans as of March 31, 2020:

	Awards Reserved for Issuance	Awards Outstanding	Awards Available for Grant

2016 Equity incentive plan	2,000,000	544,397	1,455,603
2018 Equity incentive plan	43,976,425	4,661,332	39,315,093

Stock Options

The following table summarizes the Company’s stock option activity and related information for the three months ended March 31, 2020:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options

Options outstanding as of January 1, 2020	12,365,295	$1.24

Options granted	-	$-
Options exercised	-	$-
Options forfeited	(6,416,667)	$1.29
Options expired	(233,334)	$1.36
Options outstanding as of March 31, 2020	5,715,294	$1.18	8.7 years	$-
Options exercisable as of March 31, 2020	3,320,582	$1.31	8.5 years	$-

As of March 31, 2020, there was $1.80 million total unrecognized stock-based compensation. Such costs are expected to be recognized over a weighted-average period of approximately 1.89 years.

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

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted grants of common stock to employees, directors and non-employee consultants in the consolidated statement of operations which are included in selling, general and administrative expenses, within continuing operations:

	(in thousands except for shares / options) For the Three Months Ended
	March 31, 2020			March 31, 2019
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense		Number of Shares or Options Granted	Stock-Based Compensation Expense

Stock options	-	$944		442,292	$1,282

Stock grants:
Employees (common stock)	2,353,115	-	(*)	385,536	315
Non–employee consultants (common stock)	825,000	16	(*)	26,376	23

Total stock–based compensation expense		$960			$1,621

* Expense for grants attributed to 2019 bonuses was recorded in 2019.

NOTE 13 – BUSINESS COMBINATIONS

On February 14, 2020, the Company acquired all of the assets of OneQor Technologies, Inc. (“OneQor”). The acquisition of OneQor was accounted for in accordance with ASC 805-10, “Business Combinations.” The total consideration transferred included 58,154,027 shares of the Company’s common stock, with a fair value of $9.31 million. The preliminary allocation of the purchase price was based upon a preliminary valuation, and the Company’s estimates and assumptions of the assets acquired and liabilities assumed were subject to change within the measurement period pending the finalization of a third-party valuation. The multi-period excess earnings method, an income approach, was utilized to estimate the fair value of OneQor’s customer relationships. The relief-from-royalty method, an income approach, was utilized to estimate the fair value of OneQor’s trade name. The following table summarizes the preliminary allocation of the purchase price:

(in thousands)
Assets acquired
Accounts receivable	$51
Inventory	81
Prepaid expenses	241
Property, plant and equipment	80
Customer relationships	3,070
Trade name	690
Goodwill	6,763
Other long-term assets	260
Total Assets acquired	$11,237

Liabilities assumed
Accounts payable and accrued expenses	$1,481
Deferred income	300
Short-term debt	100
Long-term lease liabilities	108
Total liabilities assumed	$1,990

During the three months ended March 31, 2020, the Company recognized $0.27 million of revenue and a net loss of $0.50 million from OneQor. In the view of management, goodwill reflects the future cash flow expectations for OneQor’s market position in the growing CBD industry, synergies and the assembled workforce. Goodwill recorded for the OneQor transaction is non-deductible for tax purposes.

Supplemental Pro-Forma Information

Supplemental information on an unaudited pro-forma basis is reflected as if each of the OneQor acquisition had occurred at the beginning of 2019, after giving effect to certain pro forma adjustments primarily related to interest expense, amortization of acquired intangible assets and the elimination of expense associated with convertible debt securities that were accounted for as derivative instruments.

The unaudited pro-forma supplemental information is based on estimates and assumptions that the Company believes are reasonable. The supplemental unaudited pro-forma financial information is presented for comparative purposes only and is not necessarily indicative of what the Company’s financial position or results of operations actually would have been had the Company completed the acquisitions at the dates indicated, nor is it intended to project the future financial position or operating results of the Company as a result of the OneQor acquisition.

(in thousands)
For the Three Months Ended
March 31, 2019
Pro-forma revenues	$2,419
Pro-forma net loss from continuing operations	$(10,399)

NOTE 14 – LEASES

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

The Company occupies office facilities under lease agreements that expire at various dates. In addition, office, production and transportation equipment is leased under agreements that expire at various dates. The Company does not have any significant finance leases. Total operating lease costs were $0.22 million in the three months ended March 31, 2020. Short-term lease costs during the three months ended March 31, 2020 were not material.

Cash paid for amounts included in operating lease liabilities was $0.22 million for the three months ended March 31, 2020. As of March 31, 2020, short term lease liabilities of $1.57 million are included in “Accounts Payable and Accrued Expenses” on the unaudited consolidated balance sheet. The table below presents total operating lease ROU assets and lease liabilities as of March 31, 2020:

(in thousands)
Three Months Ended March 31,
2020
Operating lease ROU assets	6,783
Operating lease liabilities	10,011

The table below presents the maturities of operating lease liabilities as of March 31, 2020:

(in thousands)
Operating
Leases
2020	$2,396
2021	2,155
2022	1,857
2023	1,885
2024	1,338
Thereafter	5,044
Total lease payments	14,675
Less: payments made to date 2020	(221)
Less: discount	(4,443)
Total operating lease liabilities	$10,011

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets:

Three Months Ended March 31,
2020
Weighted average remaining lease term (years)	8.7
Weighted average discount rate	11.5%

NOTE 15 – COMMITMENTS AND CONTINGENCIES

California Operating Licenses

Terra Tech entities have operated compliantly and have been eligible for applicable licenses and renewals of those licenses. Currently, we have received annual as well as provisional licenses from California’s cannabis licensing agencies. We are actively working with the State to provide all required information and have confidence that the provisional licenses that we have received will become annual licenses in the future.

NOTE 16 – DISCONTINUED OPERATIONS

On May 8, 2019, MediFarm LLC, a wholly-owned subsidiary of Terra Tech Corp. (the “Company”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Picksy, LLC (the “Purchaser”) pursuant to which the Company agreed to sell and the Purchaser agreed to purchase substantially all of the assets of the Company related to the Company’s dispensary located at 1130 East Desert Inn Road, Las Vegas, NV 89109 (the “Business”). The aggregate consideration to be paid for the Business is $10.00 million, of which $7.20 million is cash (the “Purchase Price”). A portion of the Purchase Price is payable by the Purchaser pursuant to a 12 month Secured Promissory Note with a principal amount of $2.80 million (the “Note”). The Note is secured by all the assets sold pursuant to the Purchase Agreement. In conjunction with the Note, Purchaser and the Company entered into a Security Agreement granting the Company a security interest in all the assets sold pursuant to the Purchase Agreement. The transaction is subject to approval by the Nevada Department of Taxation and is expected to close promptly following receipt of such approval. As of June 18, 2020, we are still awaiting regulatory approval.

On August 19, 2019, MediFarm I LLC, a wholly-owned subsidiary of Terra Tech Corp. (the “Company”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Picksy Reno, LLC (the “Purchaser”) pursuant to which the Company agreed to sell and the Purchaser agreed to purchase substantially all of the assets of the Company related to the Company’s dispensary located at 1085 S Virginia St Suite A, Reno, NV 89502 (the “Business”). The aggregate consideration to be paid for the Business is $13.50 million, of which $9.30 million is cash (the “Purchase Price”). A portion of the Purchase Price is payable by the Purchaser pursuant to a 12 month Secured Promissory Note with a principal amount of $4.20 million (the “Note”). The Note is secured by all the assets sold pursuant to the Purchase Agreement. In conjunction with the Note, Purchaser and the Company entered into a Security Agreement granting the Company a security interest in all the assets sold pursuant to the Purchase Agreement. The transaction is subject to approval by the Nevada Department of Taxation and is expected to close promptly following receipt of such approval. As of June 18, 2020, we are still awaiting regulatory approval.

As of March 31, 2020, Management classified a real estate asset held in California and a real estate asset held in Nevada as available-for-sale, as they met the criteria of ASC 360-10-45-9. Assets divested, as disclosed in Note 7, “Property, Equipment and Leasehold Improvements,” are included in discontinued operations.

The pending sales of our Nevada dispensaries, expected sales of real estate assets, and assets divested in the first quarter of 2020 represent a strategic shift that will have a major effect on the Company’s operations and financial results. As a result, Management determined the results of these components qualified for discontinued operations presentation in accordance with ASC 205, “Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity.”

Operating results for the discontinued operations were comprised of the following:

	(in thousands)
	Three Months ended March 31,
	2020	2019
Total revenues	$2,310	$5,313
Cost of goods sold	1,787	2,909

Gross profit	523	2,404

Selling, general and administrative expenses	2,089	2,924
(Gain) / Loss on sale of assets	3,197	-

Income (Loss) from operations	$(4,763)	$(520)

Other income (expense)	11	36

Income (Loss) from discontinued operations	$(4,752)	$(484)

Income (Loss) from discontinued operations per common share attributable to Terra Tech Corp common stockholders - basic and diluted	$(0.03)	$(0.01)

	(in thousands)
	March 31, 2020	December 31, 2019
Accounts receivable, net	$980	1,096
Inventory	89	1,073
Prepaid expenses and other assets	37	271
Property, equipment and leasehold improvements, net	10,545	15,069
Intangible assets, net	-	399
Goodwill	-	6,251
Other assets	6,541	3,720
Investments	330	-
Assets of discontinued operations	$18,522	$27,879

Accounts payable and accrued expenses	$538	$3,320
Deferred gain on sale of assets	3,898	3,750
Liabilities of discontinued operations	$4,436	$7,070

NOTE 17 – SEGMENT INFORMATION

During 2018, the Company acquired additional real property and determined that a previously insignificant operating segment “Real Estate and Construction” was significant and was a reportable segment requiring disclosure in accordance with ASC 280. As of March 31, 2020, the majority of our real property is included in discontinued operations. As of March 31, 2020, the “Real Estate and Construction” has been merged with our “Corporate & Other” reportable segment.

During the three months ended March 31, 2020, the “Herbs and Produce Products” segment was discontinued as was included in discontinued operations. Prior period information below has been revised to conform to current period presentation.

We are now organized into two reportable segments:

•	Cannabis Dispensary, Cultivation and Production – Includes cannabis-focused retail, cultivation and production operations; and

•	Other / Corporate – Includes CBD formulation and production, building ownership and corporate support operations.

	For the Three Months Ended March 31, 2020 (Unaudited) (in thousands)
	Cannabis	Other / Corporate	Total

Total Revenues	$3,746	$567	$4,313
Cost of Goods Sold	1,422	553	1,975

Gross Profit	2,324	14	2,338

Selling, General and Administrative Expenses	3,878	5,159	9,037
Impairment of Assets	5,120	-	5,120
(Gain) / Loss on Sale of Assets	(35)	-	(35)
(Gain) / Loss on Interest in Joint Venture	-	-	-

Loss from operations	(6,639)	(5,145)	(11,784)

Other Income (Expense):
Interest Income (Expense)	(245)	(657)	(902)
Other Income / (Loss)	38	27	65

Total Other Income (Expense)	(207)	(630)	(837)

Income (loss) from subsidiaries	-	-	-

Net Income (Loss) from continuing operations	$(6,846)	$(5,775)	$(12,621)

Total assets at March 31, 2020	$49,915	$65,071	$114,986

	For the Three Months Ended March 31, 2019 (Unaudited) (in thousands)
	Cannabis	Other / Corporate	Total

Total Revenues	$2,045	$-	$2,045
Cost of Goods Sold	445	-	445

Gross Profit	1,600	-	1,600

Selling, General and Administrative Expenses	3,052	5,539	8,591
Impairment of Assets	-	-	-
(Gain) / Loss on Sale of Assets	-	-	-
(Gain) / Loss on Interest in Joint Venture	1,067	-	1,067

Loss from operations	(2,519)	(5,539)	(8,058)

Other Income (Expense):
Interest Income (Expense)	(227)	(2,701)	(2,928)
Other Income / (Loss)	-	11	11

Total Other Income (Expense)	(227)	(2,690)	(2,917)

Income (loss) from subsidiaries	-	-	-

Net Income (Loss) from continuing operations	$(2,746)	$(8,229)	$(10,975)

Total assets at March 31, 2019	$41,862	$77,388	$119,250

NOTE 18 – LITIGATION AND CLAIMS

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued if such disclosure is necessary for the Company’s financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there were no matters that required an accrual as of March 31, 2020.

NOTE 19 – GOING CONCERN

We have incurred significant losses in prior periods. For this reporting period ended March 31, 2020, we incurred a net loss of $17.33 million and cash outflows from operations were $4.18 million. For the year ended December 31, 2019, we incurred a net loss of $46.93 million, cash outflows from operations of $14.74 million, and, as of that date, we had an accumulated deficit of $189.69 million. We expect to experience further significant net losses in 2020 and the foreseeable future.

In an effort to achieve liquidity that would be sufficient to meet all of our commitments, we have undertaken a number of actions, including minimizing capital expenditures and reducing recurring expenses. However, we believe that even after taking these actions, we may not have sufficient liquidity to satisfy all of our future financial obligations and execute our business plan.

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

NOTE 20 – SUBSEQUENT EVENTS

On April 13, 2020, 1815 Carnegie LLC, a wholly-owned subsidiary of the Company, entered into a Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate (the “PSA”) with Dyer 18 LLC (the “Buyer”) pursuant to which the Company agreed to sell and the Buyer agreed to purchase the real property located at 1815 E. Carnegie, Santa Ana, CA (the “Property”) for $9.20 million in cash. There is no material relationship between the Company or its affiliates and the Buyer other than in respect of the transactions contemplated by the PSA. The closing of the sale of the Property is subject to certain conditions set forth in the PSA. The PSA contains customary conditions, representations, warranties, indemnities and covenants by, among, and for the benefit of the parties.

On April 15, 2020, MediFarm LLC, a wholly-owned subsidiary of Terra Tech Corp. (the “Company”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with a non-affiliated third party (the “Purchaser”) pursuant to which the Company agreed to sell and the Purchaser agreed to purchase substantially all of the assets of the Company related to the Company’s dispensary located at 3650 S. Decatur Blvd., Las Vegas, NV 89103 (the “Business”). The aggregate consideration to be paid for the Business is $5.25 million, of which $2.50 million is cash and $2.75 million is payable by the Purchaser pursuant to a 12-month Secured Promissory Note bearing 8% interest per annum, which is secured by all of the assets sold pursuant to the Purchase Agreement. The transaction is subject to approval by the Nevada Department of Taxation, and other customary closing conditions, and is expected to close promptly following receipt of such approval and satisfaction of all conditions to close.

On May 4, 2020, OneQor Technologies, Inc entered into a Promissory Note dated May 4, 2020 (the “PPP Note”) with Harvest Small Business Finance, LLC (the “Lender”), pursuant to which the Lender agreed to make a loan to the Company under the Paycheck Protection Program (the “PPP Loan”) offered by the U.S. Small Business Administration (the “SBA”) in a principal amount of $0.56 million pursuant to Title 1 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).  The PPP Loan proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt.  The amount that will be forgiven will be calculated in part with reference to OneQor’s full time headcount during the eight week period following the funding of the PPP loan.  The interest rate on the PPP Note is a fixed rate of 1% per annum.   To the extent that the amounts owed under the PPP Loan, or a portion of them, are not forgiven, OneQor will be required to make principal and interest payments in monthly installments beginning seven months from April 2020.  The PPP Note matures in two years.  The PPP Note includes events of default.  Upon the occurrence of an event of default, the lender will have the right to exercise remedies against OneQor, including the right to require immediate payment of all amounts due under the PPP Note.

Subsequent to March 31, 2020, $0.73 million of debt principal and accrued interest of $0.08 million were converted into 12,943,496 shares of the Company’s common stock.

On the weekend of May 29th  - 31st, 2020 our Oakland and San Leandro stores were damaged during civil unrest and are temporarily closed as we work through damage assessment, insurance claims, and restoration work. While the damage assessment is not complete, we assume it will be significant and will have a negative impact on 2nd Quarter 2020 results. We anticipate having these stores back open in the 3rd Quarter of this year.

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

There are a number of risks, uncertainties, and other important factors, many of which are beyond our control, that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties, and other important factors that could cause actual results to differ include, among others, the risk, uncertainties and factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in other filings we make from time to time with the U.S. Securities and Exchange Commission (“SEC”).

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

Company Overview

Our corporate headquarters is located at 2040 Main Street, Suite 225, Irvine, California 92614 and our telephone number is (855) 447-6967. Our website addresses are as follows: www.terratechcorp.com, www.blumoak.com, www.letsblum.com, www.ivxx.com, and www.oneqor.com. No information available on or through our websites shall be deemed to be incorporated into this Annual Report on Form 10-K. Our common stock, par value $0.001 (the “Common Stock”), is quoted on the OTC Markets Group, Inc.’s OTCQX tier under the symbol “TRTC.”

On February 14, 2020, the Company acquired OneQor Technologies, Inc. (“OneQor”). The acquisition of OneQor was accounted for in accordance with ASC 805-10, “Business Combinations.” OneQor is a cannabinoid-focused company, concentrating on the development, manufacturing, and delivery of patented, proprietary over-the-counter CBD products to established suppliers and consumer brands.

Our Business

We are a retail, production and cultivation company, with an emphasis on providing the highest quality of medical and adult use cannabis products. We have cannabis operations in California and Nevada. Our cannabis dispensaries operate under the name Blüm. Our cannabis dispensaries in California operate as Black Oak Gallery in Oakland and Blum San Leandro in San Leandro and offer a broad selection of medical and adult-use cannabis products including flowers, concentrates and edibles. In Nevada, we have one dispensary operating under MediFarm in Las Vegas which sells quality medical and adult use cannabis products. The cannabis dispensary in Nevada has been categorized as discontinued operations as we have entered into agreements to sell it to an unaffiliated third party.

Our business also represents our operating segments. See our Part I, Item 1. Business, “Company Overview” and Note 17, “Segment Information” to our unaudited consolidated financial statements for further discussion of our operating segments.

Our Operations

We are organized into two reportable segments:

•	Cannabis Dispensary, Cultivation and Production – Includes cannabis-focused retail, cultivation and production operations; and

•	Other / Corporate – Includes corporate support operations for the entire company, real estate, and CBD operations.

Our segment net revenue and contributions to consolidated net revenue for each of the three months ended March 31, 2020 and 2019 were as follows:

	(in thousands)
	Total Revenue		Percentage of Total Revenue
	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019

Cannabis Dispensary, Cultivation and Production	$3,746	$2,045	86.9%	100.0%
Other / Corporate	567	-	13.1%	-%

Total	$4,313	$2,045	100.0%	100.1%

See Note 2, “Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements for financial information about our segments. See also “Item 1A. Risk Factors” below for a discussion of certain risks associated with our operations.

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

Other / Corporate Operations

The other/corporate segment includes our corporate operations which include accounting, human resources, legal, and executive salaries and costs. We also own real property in Nevada which we plan to use for future expansion of our operations. The other/corporate segment also includes our CBD operations from the acquisition of OneQor; and included our Edible Garden Transportation up to the date it was sold.

Employees

As March 31, 2020, we had 188 employees.

RESULTS OF OPERATIONS

The impact of moving the Nevada Dispensaries into discontinued operations was as follows on revenue and gross profit.

Revenue & Gross Profit Breakdown	Three Months Ended March 31
Continuing & Discontinued Operations			Variance vs. 2019
(in thousands)	2020	2019	$-Amt	%

Revenue
Continuing Operations	$4,313	$2,045	$2,268	110.9%
Discontinued Operations	2,310	5,313	(3,003)	-56.5%
Total Revenue	6,623	7,358	(735)	-10.0%

Cost of Goods Sold
Continuing Operations	1,975	445	(1,530)	-343.9%
Discontinued Operations	1,787	2,909	1,122	38.6%
Total Cost of Goods Sold	3,762	3,354	(408)	-12.2%

Gross Profit $
Continuing Operations	$2,338	$1,600	$738	46.1%
Discontinued Operations	523	2,404	(1,881)	-78.2%
Total Gross Profit $	2,861	4,004	(1,143)	-28.5%

Gross Profit %
Continuing Operations	54.2%	78.2%	17.4%pts
Discontinued Operations	22.6%	45.2%	2.4%pts
Total Gross Profit %	43.2%	54.4%	9.1%pts

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Revenues

For the three months ended March 31, 2020, we generated revenues of $4.31 million, compared to $2.05 million for the three months ended March 31, 2019, an increase of $2.26 million or 110.2 percent. The increase was primarily due to more mature Cannabis segment operations in 2020 operating more efficiently and productively compared to 2019, when these operations were just ramping up. More specifically we had year-over-year growth of $0.82 million at our San Leandro store. It operated as medical only in 2019 whereas in 2020 it was operating as both medical and recreational. Our NuLeaf production operation which began in Q1 of 2019 grew by $0.89 million year-over-year; and our NuLeaf cultivation operation which as began in Q1 of 2019, grew by $0.56 million year-over year.

Gross Profit

Our gross profit for the three months ended March 31, 2020 was $2.34 million, compared to a gross profit of $1.60 million for the three months ended March 31, 2019, an increase of $0.74 million or 46.1 percent. The increase in gross margin was entirely due to our increase in revenue and partially offset by lower gross margin percentage year-over-year.

Selling, General and Administrative Expenses and Other Operating Expenses

Selling, general and administrative expenses for the three months ended March 31, 2020 were $9.04 million, compared to $8.59 million for the three months ended March 31, 2019, an increase of $0.45 million or 5.2 percent. The increase was primarily due to (i) a $0.40 million increase in depreciation expense, (ii) a $0.39 million increase in legal expense related to litigation activity, and (iii) a $0.27 million increase in business / city / property taxes, partially offset by a $0.34 million decrease in option expense and a $0.32 million decrease in employee stock compensation. Other operating expenses increased by $6.15 million due to a $5.12 million goodwill impairment charge slightly offset by a $0.04 gain on sale of assets in 2020 compared to $1.07 million loss on the NuLeaf joint venture in 2019.

Operating Income (Loss)

We realized an operating loss of $11.78 million for the three months ended March 31, 2020, compared to an operating loss of $8.06 million for the three months ended March 31, 2019, an increase in loss of approximately $3.72 million or 46.2 percent.

Other Income (Expense)

Other expense for the three months ended March 31, 2020 was $0.84 million. This was down by $2.08 million or 71.2 percent compared to $2.92 million for the three months ended March 31, 2019. This was almost entirely attributable to lower interest expense.

Discontinued Operations

We realized an operating loss for discontinued operations of $4.75 million for the three months ended March 31, 2020. This was an increase of $4.27 million over the three months ended March 31, 2019 when we had a loss of $0.48 million. This increase was primarily due to the $3.30 million loss recorded on the sale of assets, Edible Garden experienced a $0.33 million larger loss in 2020 compared to 2019, and additional stores were operating in 2019 generating profit of $0.40 million.

Net Loss Attributable to Terra Tech Corp.

We incurred a net loss of $17.33 million, or $0.11 per share, for the three months ended March 31, 2020, compared to a net loss of $9.60 million, or $0.10 per share, for the three months ended March 31, 2019.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section discusses our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described in Note 2, “Summary of Significant Accounting Policies” of the notes to unaudited condensed consolidated financial statements included in this report.

LIQUIDITY AND CAPITAL RESOURCES

We have never reported net income. We incurred net losses for the three months ended March 31, 2020 and 2019 and have an accumulated deficit of approximately $207.15 million and $154.49 million at March 31, 2020 and 2019, respectively.

As of March 31, 2020, we had working capital of ($25.61) million, including $0.95 million of cash compared to working capital of ($18.22) million, including $1.23 million of cash as of March 31, 2019. Current assets were approximately 0.25 times current liabilities as of March 31, 2020, compared to approximately 0.34 times current liabilities as of March 31, 2019.

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

We anticipate requiring additional capital for the commercial development of our facilities. The Hegenberger facility will require approximately $0.50 million in capital to complete.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the third quarter of 2020. However, we continue to evaluate various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. In March 2018 we entered into a $40.0 million 2018 Master Security Purchase Agreement with an accredited investor. As of March 31, 2020, the Company has received $37.4 million under this agreement. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations, or if we are able to raise capital, that it will be available to us on acceptable terms, on an acceptable schedule, or at all.

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

Operating Activities

Cash used in operating activities for the three months ended March 31, 2020 was $4.18 million, compared to $5.87 million for the three months ended March 31, 2019, a decrease of $1.69 million, or approximately 28.8 percent. The decrease in cash used in operating activities was due to primarily to the timing on A/R receipts and vendor payments.

Investing Activities

Cash provided in investing activities for the three months ended March 31, 2020 was $2.09 million, compared to cash used in investing activities of $2.67 million for the three months ended March 31, 2019, a increase of $4.76 million, or 178.3 percent. During the three months ended March 31, 2020, cash provided by investing activities was primarily from the sale of our Santa Ana dispensary whereas the 2019 cash used was primarily comprised of expenditures related to the construction of the San Leandro and Oakland facilities.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2020 was $1.81 million, compared to $7.15 million for the three months ended March 31, 2019, a decrease of $5.34 million, or 74.7 percent. The decrease in cash provided by financing activities for the three months ended March 31, 2020 was primarily due to: $4.61 million less proceeds from the issuance of debt and $2.05 million less proceeds from issuance of common stock. This was partially offset by $1.15 million less cash used for payment of debt and interest.

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

Interest Rate Risk

As of March 31, 2020, we had no outstanding variable-rate debt and $19.37 million of principal fixed-rate debt.

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

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2020. Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of March 31, 2020.

We regularly assesses the adequacy of our internal controls over financial reporting and enhance our controls in response to internal control assessments and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. See Note 18, “Litigation and Claims” for further information about legal activity.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2019, except for the risk factors noted below. Please refer to that section for disclosures regarding the risk and uncertainties relating to our business.

There is uncertainty regarding the impact of COVID-19 upon our business

In December 2019, a novel strain of coronavirus (“COVID-19”) emerged in Wuhan, China. Since then, it has spread broadly and infections have been reported around the world. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. In response to the outbreak, governmental authorities in the United States and internationally have introduced various recommendations and measures to try to limit the pandemic, including travel restrictions, border closures, non-essential business closures, quarantines, self-isolations, shelters-in-place and social distancing. The COVID-19 outbreak and the response of governmental authorities to try to limit it are having a significant impact on the private sector and individuals, including unprecedented business, employment and economic disruptions. The continued spread of COVID-19 in the United States and globally could have an adverse impact on our business, operations and financial results, including through disruptions in our cultivation and processing activities, supply chains and sales channels, and retail sales, as well as a deterioration of general economic conditions including a possible national or global recession. Due to the speed with which the COVID-19 situation is developing and the uncertainty of its magnitude, outcome and duration, it is not possible to estimate its impact on our business, operations or financial results; however, the impact could be material.

The effects of war, acts of terrorism, threat of terrorism, or other types of violence, could adversely affect our business.

Some of our stores are located in areas with a high amount of foot traffic.  Any threat of terrorist attacks or actual terrorist events, or other types of violence, such as shootings or riots, could lead to lower consumer traffic and a decline in sales. Decreased sales could have a material adverse effect on our business, financial condition and results of operations.

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

40

10.1

Amended and Restated Executive Employment Agreement, dated as of October 29, 2019, by and between OneQor and Matthew Morgan, as amended by Amendment to Amended and Restated Executive Employment Agreement, dated as of February 13, 2020, by and between Matthew Morgan and OneQor (13)

10.2	Amendment and Waiver Agreement, dated as of February 13, 2020, by and between Terra Tech and Derek Peterson (13)

10.3	Forfeiture Agreement, dated as of February 14, 2020, by and between Terra Tech and Derek Peterson (13)

10.4	Forfeiture Agreement, dated as of February 14, 2020, by and between Terra Tech and Michael Nahass (13)

10.5	Amendment to Terra Tech Corp. Amended and Restated 2018 Equity Incentive Plan dated as of February 14, 2020 (13)

10.6	Forfeiture Agreement, dated as of March 9, 2020, by and between Terra Tech and Derek Peterson (14)

10.7	Forfeiture Agreement, dated as of March 9, 2020, by and between Terra Tech and Michael Nahass (14)

31.1	Certification of Matthew Morgan, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Megan Jimenez, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Matthew Morgan, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

32.2	Certification of Megan Jimenez, Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculations Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Presentation Linkbase Document *

_______________

*	Filed herewith

(1)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on February 10, 2012
(2)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on May 6, 2013.
(3)	Incorporated by reference to Annual Report on Form 10-K filed with the SEC on March 29, 2016
(4)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-156421), filed with the SEC on December 23, 2008.
(5)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on August 2, 2018.
(6)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-191954), filed with the SEC on October 28, 2013.
(7)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on September 28, 2016
(8)	Incorporated by reference to Annual Report on Form 10-K filed with the SEC on March 16, 2018
(9)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on October 7, 2016
(10)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on July 27, 2017
(11)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on June 22, 2018
(12)	Incorporated by reference to Amendment No. 3 to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on April 19, 2012.
(13)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on February 18, 2020.
(14)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on March 16, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA TECH CORP.

Date: June 18, 2020	By:	/s/ Megan Jimenez
Megan Jimenez
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

42