Form 10-Q
period 2020-06-30
Terra Tech Corp.
filed 2020-08-10
CIK 1451512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________

Commission File Number: 000-54258

TERRA TECH CORP.
(Exact Name of Registrant as Specified in its Charter)

Nevada	26-3062661
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2040 Main Street, Suite 225 Irvine, CA	92614
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 3, 2020, there were 207,936,562 shares of common stock issued and 205,628,154 shares outstanding, 8 shares of Series A Preferred Stock, convertible at any time into 8 shares of common stock, 0 shares of Series B Preferred Stock, 1,205,126 shares of common stock issuable upon the exercise of all of our outstanding warrants and 4,425,569 shares of common stock issuable upon the exercise of all vested options.

TERRA TECH CORP.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED JUNE 30, 2020

TERRA TECH CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except Shares)

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS

Current Assets:
Cash	$744	$1,226
Accounts receivable, net	1,242	693
Inventory	4,768	4,334
Prepaid expenses and other assets	459	675
Current assets of discontinued operations	73	2,440

Total current assets	7,286	9,368

Property, equipment and leasehold improvements, net	34,066	35,469
Intangible assets, net	11,733	14,871
Goodwill	17,224	21,471
Other assets	14,980	10,272
Investments	5,330	5,000
Assets of discontinued operations	10,326	22,799

TOTAL ASSETS	$100,945	$119,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable and accrued expenses	$13,117	$9,525
Deferred revenue	129	-
Short-term debt	16,885	11,021
Current liabilities of discontinued operations	8,083	7,035

Total current liabilities	38,216	27,582

Long-term liabilities:
Long-term debt, net of discounts	1,878	6,570
Long-term lease liabilities	8,202	8,902
Long-term liabilities of discontinued operations	-	869
Total long-term liabilities	10,080	16,341

Total liabilities	48,294	43,923

STOCKHOLDERS’ EQUITY:
Preferred stock, convertible series A, par value0.001:	-	-
100 shares authorized as of June 30, 2020 and December 31, 2019; 12 shares issued and 8 shares outstanding as of June 30, 2020 and December 31, 2019
Preferred stock, convertible series B, par value 0.001:	-	-
41,000,000 Shares Authorized as of June 30, 2020 and December 31, 2019; 0 Shares Issued and Outstanding as of June 30, 2020 and December 31, 2019
Common stock, par value 0.001:	207	120

990,000,000 Shares authorized as of June 30, 2020 and December 31, 2019; 204,777,168 issued and 202,468,760 outstanding as of June 30, 2020 and 120,313,386shares issued and 118,004,978 shares outstanding as of December 31, 2019

Additional paid-in capital	273,526	260,516
Treasury Stock (2,308,408 shares of common stock, 4 shares of Preferred Stock Convertible Series A)	(808)	(808)
Accumulated deficit	(225,198)	(189,685)

Total Terra Tech Corp. stockholders’ equity	47,728	70,143
Non-controlling interest	4,923	5,184

Total stockholders’ equity	52,651	75,327

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,945	$119,250

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except for shares and per-share information)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Total revenues	$3,308	$4,478	$7,621	$6,522
Cost of goods sold	1,916	2,177	3,891	2,622

Gross profit	1,392	2,301	3,730	3,900

Selling, general and administrative expenses	7,377	8,613	16,414	17,204
Impairment of assets	11,314	510	16,434	510
(Gain) / Loss on sale of assets	-	-	(35)	-
Loss on interest in joint venture	-	-	-	1,067

Loss from operations	(17,299)	(6,822)	(29,082)	(14,880)

Other income (expense):
Interest expense, net	(842)	(3,620)	(1,744)	(6,548)
Other income/loss	(88)	985	(23)	997

Total other income (expense)	(930)	(2,635)	(1,767)	(5,551)

Income (Loss) from continuing operations	(18,229)	(9,457)	(30,849)	(20,431)
Income (Loss) from discontinued operations, net of tax	(252)	(839)	(5,004)	(1,323)

NET INCOME (LOSS)	(18,481)	(10,296)	(35,853)	(21,754)

Less: Income (Loss) attributable to non-controlling interest from continuing operations	(298)	8	(341)	86
Less: Income (Loss) attributable to non-controlling interest from discontinued operations	-	(200)	-	-

NET LOSS ATTRIBUTABLE TO TERRA TECH CORP.	$(18,183)	$(10,104)	$(35,512)	$(21,840)

Income / ( Loss) from continuing operations per common share attributable to Terra Tech Corp. common stockholders - basic and diluted	$(0.10)	$(0.09)	$(0.17)	$(0.21)
Net Loss per common share attributable to Terra Tech Corp. common stockholders - basic and diluted	$(0.10)	$(0.10)	$(0.20)	$(0.22)

Weighted-average number of common shares outstanding - basic and diluted	186,068,175	105,360,358	174,781,579	99,319,032

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020

(UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(35,853)	$(21,754)
Less: net loss from discontinued operations	5,004	1,323
Net loss from continuing operations	(30,849)	(20,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	300	-
Cancellation of shares issued	-	(58)
Gain on sale of assets	(35)	(966)
Amortization of debt discount	627	6,052
Depreciation and amortization	3,700	2,979
Operating lease expense	446	408
Stock based compensation	1,244	2,686
Loss on revaluation of equity interests	-	1,064
Impairment loss	16,434	510
Other	-	253
Change in operating assets and liabilities:
Accounts receivable	353	(768)
Inventory	(353)	(1,874)
Prepaid expenses and other current assets	(57)	(240)
Other assets	(1,521)	(962)
Accounts payable and accrued expenses	3,847	1,520
Deferred revenue	(171)	-
Operating lease liabilities	(655)	(294)
Net cash provided by / (used in) operating activities - continuing operations	(6,690)	(10,122)
Net cash provided by / (used in) operating activities - discontinued operations	(1,474)	60
NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES	(8,164)	(10,062)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(665)	77
Purchase of equity investment	-	(402)
Cash outflow for loans	(250)	-
Cash from acquisitions	57	127
Proceeds from sales of assets	35	1,321
Net cash provided by / (used in) investing activities - continuing operations	(824)	1,123
Net cash provided by / (used in) investing activities - discontinued operations	6,257	(2,782)
NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES	5,433	(1,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	1,953	10,000
Payments of debt principal	(35)	(1,000)
Cash paid for debt discount	-	(150)
Proceeds from issuance of common stock	250	3,850
Cash paid for acquisition of non-controlling interest	-	(6,250)
Cash contribution (distribution) from non-controlling interest	80	-
Net cash provided by / (used in) financing activities - continuing operations	2,249	6,450
Net cash provided by / (used in) financing activities - discontinued operations	-	-
NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	2,249	6,450

NET CHANGE IN CASH	(482)	(5,271)

Cash at beginning of period	1,226	7,193

CASH AT END OF PERIOD	$744	$1,922

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$625	$909

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt principal and accrued interest converted into common stock	$1,829	$11,200
Stock Issued for the acquisition of OneQor	$9,305	$-
Fixed assets in accounts payable	$35	$-
Consolidation of Joint Venture Net Assets	$-	$11,957
Financing Fees in Accounts Payable	$-	$145
Warrants issued for debt discount	$-	$228
Beneficial Conversion Feature	$-	$5,633

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2020

(UNAUDITED)

(in thousands, except for Shares)

	Preferred Stock
	Convertible				Additional				Non-
	Series A		Common Stock		Paid-In	Treasury Stock		Accumulated	Controlling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Total
Balance at March 31, 2020	8	$-	190,930,853	$193	$272,455	2,308,412	$(808)	$(207,015)	$5,305	$70,130
Debt conversion - common stock	-	-	12,943,496	13	788	-	-	-	-	801
Stock compensation - employees	-	-	826,429	1	57	-	-	-	-	58
Stock compensation - directors	-	-	(173,610)	(0)	(100)	-	-	-	-	(100)
Stock compensation - services expense	-	-	250,000	0	32	-	-	-	-	33
Stock option expense	-	-	-	-	294	-	-	-	-	294
Contribution from non-controlling interest	-	-	-	-	-	-	-	-	(85)	(85)
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	-	(298)	(298)
Net loss attributable to Terra Tech Corp.	-	-	-	-	-	-	-	(18,183)	-	(18,183)
Balance at June 30, 2020	8	$-	204,777,168	$207	$273,526	2,308,412	$(808)	$(225,198)	$4,923	$52,651

TERRA TECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2019

(UNAUDITED)

(in thousands, except for Shares)

	Preferred Stock
	Convertible				Additional				Non-
	Series A		Common Stock		Paid-In	Treasury Stock		Accumulated	Controlling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Total
Balance at March 31, 2019	12	$-	100,648,444	$101	$253,066	-	$-	$(154,489)	$6,682	$105,359
Stock compensation - employees	-	-	87,798	0	75	-	-	-	-	75
Stock compensation - services expense	-	-	40,000	0	36	-	-	-	-	36
Debt conversion - common stock	-	-	6,140,763	6	3,532	-	-	-	-	3,538
Stock issued for cash	-	-	2,188,283	2	1,548	-	-	-	-	1,550
Stock option expense	-	-	-	-	954	-	-	-	-	954
Issuance of warrants	-	-	-	-	1,037		-	-	-	1,037
Acquisition of non-controlling interest	-	-	-	-	(5,136)	-	-	-	(633)	(5,769)
Contribution (distribution) from non-controlling interest	-	-	-	-	-	-	-	-	884	884
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	-	(192)	(192)
Net loss attributable to Terra Tech Corp.	-	-	-	-	-	-	-	(10,105)	-	(10,105)
Balance at June 30, 2019	12	$-	109,105,288	$109	$255,112	-	$-	$(164,594)	$6,741	$97,368

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2020

(UNAUDITED)

(in thousands, except for Shares)

	Preferred Stock
	Convertible				Additional				Non-
	Series A		Common Stock		Paid-In	Treasury Stock		Accumulated	Controlling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Total
Balance at December 31, 2019	8	$-	118,004,978	$120	$260,516	2,308,412	$(808)	$(189,686)	$5,184	$75,327
Debt conversion - common stock	-	-	22,067,056	22	1,807					1,829
Stock compensation - employees	-	-	3,179,544	3	431					434
Stock compensation - directors	-	-	(173,610)	(0)	(100)					(100)
Stock compensation - services expense	-	-	1,075,000	1	140					141
Stock issued for cash	-	-	2,470,173	3	248					250
Stock issued for assets	-	-	58,154,027	58	9,246					9,305
Stock option expense	-	-			1,238					1,238
Contribution from non-controlling interest	-	-	-	-	-	-	-	-	80	80
Net income attributable to non-controlling interest	-	-		-	-			-	(341)	(341)
Net loss attributable to Terra Tech Corp.	-	-		-	-			(35,512)	-	(35,512)
Balance at June 30, 2020	8	$-	204,777,168	$207	$273,526	2,308,412	$(808)	$(225,198)	$4,923	$52,651

(1)  Adjusted to reflect the 1 for 15 reverse stock split.  See Note 1  Description of Business.

TERRA TECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(UNAUDITED)

(in thousands, except for Shares)

	Preferred Stock
	Convertible				Additional				Non-
	Series A		Common Stock		Paid-In	Treasury Stock		Accumulated	Controlling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Total
Balance at December 31, 2018	12	$-	81,759,415	$82	$236,543	-	$-	$(142,754)	$1,003	$94,874
Stock compensation - employees	-	-	473,334	0	390		-	-	-	391
Stock compensation - services expense	-	-	66,376	0	59		-	-	-	59
Stock cancellation	-	-	(60,000)	-	(58)	-	-	-	-	(58)
Debt conversion - common stock	-	-	21,179,712	21	11,372	-	-	-	-	11,393
Stock issued for cash	-	-	5,686,451	6	3,844	-	-	-	-	3,850
Stock option expense	-	-	-	-	2,236	-	-	-	-	2,236
Issuance of warrants	-	-	-	-	5,862		-	-	-	5,862
Consolidation of NuLeaf joint venture	-	-	-	-	-	-	-	-	5,402	5,402
Acquisition of non-controlling interest	-	-	-	-	(5,136)		-	-	(633)	(5,769)
Contribution (distribution) from non-controlling interest	-	-	-	-	-	-	-	-	884	884
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	-	86	86
Net loss attributable to Terra Tech Corp.	-	-	-	-	-	-	-	(21,840)	-	(21,840)
Balance at June 30, 2019	12	$-	109,105,288	$109	$255,112	-	$-	$(164,594)	$6,741	$97,368

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

References in this document to “the Company”, “Terra Tech”, “we”, “us”, or “our” are intended to mean Terra Tech Corp., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

We are a retail, production, and cultivation company, with an emphasis on providing the highest quality of medical and adult use cannabis products. We currently have a concentrated cannabis interest in California and Nevada. All of our cannabis dispensaries operate under the name Blüm. Our cannabis dispensaries in California operate as Black Oak Gallery in Oakland and Blum San Leandro in San Leandro and offer a broad selection of medical and adult-use cannabis products including flowers, concentrates and edibles.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Securities Exchange Commission (“SEC”) Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933 and reflect the accounts and operations of the Company and those entities in which we have a controlling financial interest. In accordance with the provisions of the Financial Accounting Standards Board (“FASB”) or Accounting Standards Codification (“ASC”) 810, “Consolidation,” we consolidate any variable interest entity (“VIE”), of which we are the primary beneficiary. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. We do not consolidate a VIE in which we have a majority ownership interest when we are not considered the primary beneficiary. We have determined that we are the primary beneficiary of certain VIEs. We evaluate our relationships with all the VIEs on an ongoing basis to reassess if we continue to be the primary beneficiary.

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

During the year ended December 31, 2019, management finalized the accounting for the transaction, and recorded a measurement period adjustment that increased net loss by $6.63 million (see Note 4, “Variable Interest Entities” for a description of the transaction). The Company has revised the condensed unaudited consolidated statement of operations and condensed unaudited consolidated statements of stockholders’ equity for the six months ended June 30, 2019 to restate the loss on remeasurement of our equity interests in NuLeaf to equal the loss as reported at the close of the measurement period. The revision resulted in a decrease in accumulated deficit and net loss reported as of and during the six months ended June 30, 2019 of $6.63 million.

Going Concern

The accompanying unaudited condensed financial statements have been prepared assuming that we will continue as a going concern. In an effort to achieve liquidity that would be sufficient to meet all of our commitments, we have undertaken a number of actions, including minimizing capital expenditures, and reducing recurring expenses. However, we believe that even after taking these actions, we may not have sufficient liquidity to satisfy all of our future financial obligations. The risks and uncertainties surrounding the timing of the close of our pending asset sales in Nevada, our limited capital resources, and the weak industry conditions impacting our business raise substantial doubt as to our ability to continue as a going concern. See Note 19, “Going Concern” of the Notes to Consolidated Financial Statements.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not affect net loss, revenues, or stockholders’ equity. See Note 16,”Discontinued Operations” for further discussion regarding discontinued operations.

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

Inventory

Inventory is stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method of accounting. The Company periodically reviews physical inventory for excess, obsolete, and potentially impaired items, and reserves. The reserve estimate for excess and obsolete inventory is based on expected future use. The reserve estimates have historically been consistent with actual experience as evidenced by actual sale or disposal of the goods.

Prepaid Expenses and Other Current Assets

Prepaid expenses consist of various payments that the Company has made in advance for goods or services to be received in the future. These prepaid expenses include advertising, insurance, and service or other contracts requiring upfront payments.

Property, Equipment and Leasehold Improvements, Net

Property, equipment, and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The approximate useful lives for depreciation of our property, equipment and leasehold improvements are as follows: thirty-two years for buildings; three to eight years for furniture and equipment; three to five years for computer and software; five years for vehicles and the shorter of the estimated useful life or the underlying lease term for leasehold improvements. Repairs and maintenance expenditures that do not extend the useful lives of related assets are expensed as incurred.

Expenditures for major renewals and improvements are capitalized, while minor replacements, maintenance, and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. The Company continually monitors events and changes in circumstances that could indicate that the carrying balances of its property, equipment and leasehold improvements may not be recoverable in accordance with the provisions of ASC 360, “Property, Plant, and Equipment.” When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. See Note 7, “Property, Equipment and Leasehold Improvements, Net” for further information.

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

Goodwill

Goodwill is measured as the excess of consideration transferred and the net of the acquisition date fair value of assets acquired, and liabilities assumed in a business acquisition. In accordance with ASC 350, “Intangibles-Goodwill and Other,” goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired.

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

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company held one investment at fair value as of June 30, 2020. Refer to Note 10, “Fair Value Measurements” for details.

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

Cannabinoid Products

The Company has established terms with its customers whereby customers generally will pay 50 percent at the time an order is placed and 50 percent at the time of completion to release the order. These terms are typically mirrored with the Company’s suppliers who are paid 50 percent at the time an order is placed and the balance also due upon manufacturing completion. Deposit payments made to suppliers are recorded as prepaid inventory until fully paid, whereby goods are then shipped to customers. As of June 30, 2020, deposits from customers totaled $0.13 million and prepaid inventory totaled $0.09 million. Deposits from customers are reflected as deferred revenue on the balance sheet until the performance obligation has been fulfilled.

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

Advertising Expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses - Advertising Cost.” Advertising expenses totaled $0.25 million and $1.09 million the six months ended June 30, 2020 and 2019, respectively.

Stock-Based Compensation

The Company accounts for its stock-based awards in accordance with ASC Subtopic 718-10, “Compensation - Stock Compensation”, which requires fair value measurement on the grant date and recognition of compensation expense for all stock-based payment awards made to employees and directors, including restricted stock awards. For stock options, the Company estimates the fair value using a closed option valuation (Black-Scholes) model. The fair value of restricted stock awards is based upon the quoted market price of the common shares on the date of grant. The fair value is then expensed over the requisite service periods of the awards, net of estimated forfeitures, which is generally the performance period and the related amount is recognized in the consolidated statements of operations.

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

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”. The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. At June 30, 2020 and 2019, such net operating losses were offset entirely by a valuation allowance.

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

Loss Per Common Share

In accordance with the provisions of ASC 260, “Earnings Per Share”, net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the six months ended June 30, 2020 and 2019. Therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for all years.

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	Six Months Ended June 30,
	2020	2019

Common stock warrants	1,205,126	1,170,540
Common stock options	15,350,580	12,321,447
	16,555,706	13,491,987

Recently Issued Accounting Standards

FASB Accounting Standards Update (“ASU”) No. 2020-06 “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”  - Issued in August 2020, ASU 2020-06 simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. By removing the separation model, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and the interest rate on convertible debt instruments will typically be closer to the coupon interest rate when applying the guidance in Topic 835, Interest. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those years. The Company is currently evaluating the adoption date and impact adoption will have on its financial position and results of operations.

NOTE 3 - CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in several financial institutions that are insured by either the Federal Deposit Insurance Corporation or the National Credit Union Association up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations and it maintains significant cash on hand at certain of its locations. The Company has not historically experienced any material loss from carrying cash on hand. The amount in excess of insured limitations was $0.45 million as June 30, 2020 and was $0.18 million as of December 31, 2019.

The Company provides credit in the normal course of business to customers located throughout the U.S. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. There were no customers that comprised more than 10.0% of the Company’s revenue for the six months ended June 30, 2020 and 2019.

The Company sources cannabis products for retail, cultivation and production from various vendors. However, as a result of regulations in the State of California, the Company’s California retail, cultivation and production operations must use vendors licensed by the State. As a result, the Company is dependent upon the licensed vendors in California to supply products. If the Company is unable to enter into a relationship with sufficient members of properly licensed vendors, the Company’s sales may be impacted. During the six months ended June 30, 2020, we did not have any concentration of vendors for inventory purchases. However, this may change depending on the number of vendors who receive appropriate licenses to operate in the State of California.

NOTE 4 - VARIABLE INTEREST ENTITIES

NuLeaf, Inc.

On October 26, 2017, the Company entered into operating agreements with NuLeaf, Inc. and formed NuLeaf Sparks Cultivation, LLC and NuLeaf Reno Production, LLC (collectively “NuLeaf”) to build and operate cultivation and production facilities for our IVXX brand of cannabis products in Nevada. The agreements were subject to approval by the State of Nevada, the City of Sparks and the City of Reno in Nevada. Under the terms of the agreements, the Company remitted to NuLeaf an upfront investment of $4.50 million in the form of convertible loans bearing an interest rate of6% per annum. On June 28, 2018, the Company received approval from the State of Nevada. The remaining required approvals from local authorities were received in July 2018. As a result, the notes receivable balance was converted into a 50% ownership interest in NuLeaf. The investment in NuLeaf was recorded at cost and accounted for using the equity method as of December 31, 2019.

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

Year to date revenue and net loss attributed to NuLeaf is $2.66 million and $0.98 million, respectively. The aggregate carrying values of Sparks Cultivation, LLC and NuLeaf Reno Production, LLC assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows:

	(in thousands)
	June 30,	December 31,
	2020	2019
Current assets:
Cash	$271	$243
Accounts receivable, net	-	16
Inventory	3,777	2,910
Prepaid expenses and other current assets	146	35
Total current assets	4,194	3,204

Property, equipment and leasehold improvements, net	8,402	9,543
Other assets	442	598

TOTAL ASSETS	$13,038	$13,344

Liabilities:
Total current liabilities	$378	$213
Total long-term liabilities	367	415

TOTAL LIABILITIES	$745	$628

NOTE 5 - INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Hydrofarm

On August 28, 2018, the Company entered into a Subscription Agreement with Hydrofarm Holdings Group, Inc. (“Hydrofarm”), one of the leading independent providers of hydroponic products in North America, pursuant to which the Company agreed to purchase from Hydrofarm and Hydrofarm agreed to sell to the Company 2,000,000 Units, each Unit consisting of one share of common stock and one warrant to purchase one-half of a share of common stock for an initial exercise price of $5.00 per share, for $2.50 per unit for an aggregate purchase price of $5.00 million. The $5.00 million investment in Hydrofarm was recorded at cost and is included in Investments on the unaudited consolidated balance sheet as of June 30, 2020.

Edible Garden

On March 30, 2020, Edible Garden Corp. (“Edible Garden”), a wholly-owned subsidiary of Terra Tech Corp. (the “Company”), entered into and closed an Asset Purchase Agreement (the “Purchase Agreement”) with Edible Garden Incorporated (the “Purchaser”), pursuant to which Edible Garden sold and the Purchaser purchased substantially all of the assets of Edible Garden. The consideration paid for the assets included two option agreements to purchase up to a 20% interest in the Purchaser for a nominal fee. The first option gives the Company the right to purchase a 10% interest in the Purchaser for one dollar at any time between the one and five-year anniversary of the transaction, or at any time should a change in control event or public offering occur. The second option gives the Company the right to purchase an additional 10% interest in the Purchaser for one dollar at any point prior to the five-year anniversary of the transaction. The options were recorded at fair value and are included in Investments in the unaudited consolidated balance sheet as of June 30, 2020. Refer to Note 10, “Fair Value Measurements” for additional details on management’s approach to estimating the fair value of options.

NOTE 6 - INVENTORY

Raw materials consist of material for NuLeaf and IVXX’s line of cannabis pure concentrates. Work-in-progress consists of raw materials, labor and overhead expenses associated with the cultivation and production operations at NuLeaf and Black Oak Gallery. Finished goods consists of cannabis products sold in retail.

Inventory as of June 30, 2020 and December 31, 2019 consisted of the following:

	(in thousands)
	June 30,	December 31,
	2020	2019

Raw materials	$2,503	$2,400
Work-in-progress	2,813	3,142
Finished goods	473	275
Inventory reserve	(1,021)	(1,483)
Total inventory	$4,768	$4,334

NOTE 7 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment, and leasehold improvements, net consists of the following:

	(in thousands)
	June 30,	December 31,
	2020	2019

Land and building	$11,206	$11,206
Furniture and equipment	2,772	2,787
Computer hardware	210	299
Leasehold improvements	16,165	16,545
Construction in progress	10,131	9,676

Subtotal	40,484	40,513
Less accumulated depreciation	(6,418)	(5,044)
Property, equipment and leasehold improvements, net
	$34,066	$35,469

Depreciation expense related to property, equipment and leasehold improvements for the six months ended June 30, 2020 and 2019 was $1.92 million and $1.47 million, respectively.

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

Net book value of assets divested and liabilities transferred
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

NOTE 8 - INTANGIBLE ASSETS AND GOODWILL

Intangible Assets, Net

Intangible assets, net consisted of the following:

	(in thousands)
	June 30,	December 31,
	2020	2019
Amortizing Intangible Assets:
Customer relationships	$8,708	$7,860
Trademarks and patent	196	196
Dispensary licenses	10,270	10,270
Trade name	276	-

Gross carrying amount	19,450	18,326

Accumulated Amortization	(10,307)	(8,525)

Total intangible assets, net	9,143	9,801

Indefinite-lived intangible assets:
Trade Name	2,590	5,070

Total Indefinite-Lived Intangible Assets	2,590	5,070

Total Intangible Assets, Net	$11,733	$14,871

Amortization expense for the six months ended June 30, 2020 and 2019 was $1.78 and $1.51 million, respectively.

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

During the first two quarters of 2020, the impact of COVID-19 on the retail industry had a negative impact on our revenues and management was forced to limit store operating hours due to the pandemic. Management believes the COVID-19 outbreak will continue to have a material negative impact on the Company’s financial results. These factors, including management’s revised forecast for the future performance of our Black Oak Gallery reporting unit, indicated the carrying value of Black Oak Gallery’s customer relationships and trade name may not be recoverable. Management evaluated the recoverability of the customer relationships using level 3 inputs and a probability-weighted approach to assess the potential impact of a long-term decline in our existing customer base due to the COVID-19 pandemic. The recoverability test indicated that the book value of customer relationships exceeded fair value as of June 30, 2020. As a result, the Company recognized an impairment charge of $0.38 million in the six months ended June 30, 2020. Management evaluated the recoverability of the Black Oak Gallery trade name using level 3 inputs and an income approach to assess the potential impact of a long-term decline in cash flows due to the pandemic. The recoverability test indicated that the book value of the trade name exceeded the fair value as of June 30, 2020. As a result, the Company recognized an impairment charge of $2.48 million in the six months ended June 30, 2020.

During the second quarter of 2020, the COVID-19 pandemic had a negative impact on the results of operations for our OneQor reporting unit, as the Company experienced an overall decline in cash flows from retail operations, which inhibited our ability to fund our CBD operations. Management believes the COVID-19 outbreak will continue to have a material negative impact on the Company’s financial results. These factors, including management’s revised forecast for the future performance of the OneQor reporting unit, indicated the carrying value of OneQor’s customer relationships and trade name may not be recoverable. Management evaluated the recoverability of the customer relationships and trade names using level 3 inputs and a probability-weighted approach to assess the potential impact of a long-term decline in our revenues due to the COVID-19 pandemic. The recoverability test indicated that the book values of customer relationships and trade name exceeded their fair values as of June 30, 2020. As a result, the Company recognized an impairment charge of $1.84 million and $0.41million for OneQor’s customer relationships and trade name intangible assets, respectively, in the second quarter of 2020.

Goodwill

The table below summarizes the changes in the carrying amount of goodwill during the six months ended June 30, 2020:

	Reportable Segment (in thousands)
	Cannabis	Corporate/OneQor	Total
Balance at December 31, 2019	$21,471	$-	$21,471
Acquisition of OneQor		6,763	6,763
Impairment	(6,950)	(4,060)	(11,010)
Balance at June 30, 2020	$14,521	$2,703	$17,224

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

During the second quarter of 2020, COVID-19 and civil unrest in Oakland, California continued to have a material negative impact on the financial results of the Black Oak Gallery reporting unit. As a result, management determined that a triggering event had occurred as it was more likely than not the carrying value Black Oak Gallery’s goodwill exceeded its fair value. Accordingly, the Company performed a quantitative assessment of the fair value of Black Oak Gallery’s goodwill as of June 30, 2020 using an income approach. The analysis resulted in an impairment charge of $2.75 million recorded in the second quarter of 2020. The goodwill impairment charge was measured as the amount by which the carrying amount of the reporting unit, including goodwill, exceeded its fair value.

During the second quarter of 2020, the COVID-19 pandemic had a negative impact on the results of operations for our OneQor reporting unit, as the Company experienced an overall decline in cash flows from retail operations, which inhibited our ability to fund our CBD operations. Management believes the COVID-19 outbreak will continue to have a material negative impact on the Company’s financial results. These factors, including management’s revised forecast for the future performance of the OneQor reporting unit, indicated potential impairment of OneQor’s goodwill as of June 30, 2020. Accordingly, the Company performed a quantitative assessment of the fair value of OneQor’s goodwill as of June 30, 2020 using an income approach. The analysis resulted in an impairment charge of $4.06 million, recorded in the second quarter of 2020. The goodwill impairment charge was measured as the amount by which the carrying amount of the reporting unit, including goodwill, exceeded its fair value.

NOTE 9 - NOTES PAYABLE

Notes payable consist of the following:

	(in thousands)
	June 30,	December 31,
	2020	2019
Promissory note dated November 22, 2017, issued for the purchase of real property. Matures December 1, 2020, with an option to extend the maturity date 1 year. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter up to 13.5%. In the event of default, the note is convertible at the holder's option.	$4,500	$4,500
Promissory note dated January 18, 2018, issued for the purchase of real property. The promissory note is collateralized by the land and building purchased and matures February 1, 2021, with an option to extend the maturity date 1 year. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter up to 13.0%. The full principle balance and accrued interest are due at maturity. In the event of default, the note is convertible at the holder's option.	6,500	6,500
Promissory note dated October 5, 2018, issued for the purchase of real property. Matures October 5, 2021. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter up to 13.5%. In the event of default, the note is convertible at the holder's option.	1,600	1,600
Promissory note dated June 11, 2019, issued to accredited investors, which matures December 11, 2020 and bears interest at a rate of 7.5% per annum. The conversion price is $4.50 or 87% of the average of the two (2) lowest VWAPs in the thirteen (13) trading days prior to the conversion date.	3,100	4,000
Promissory note dated October 21, 2019, issued to accredited investors, which matures April 21, 2021 and bears interest at a rate of 7.5% per annum. The conversion price is $4.50 or 87% of the average of the two (2) lowest VWAPs in the thirteen (13) trading days prior to the conversion date.	925	1,500
Secured promissory note dated December 30, 2019, issued to Matthew Lee Morgan Trust (a related party), which matures December 30, 2020, and bears interest at a rate of 10% per annum. The note is secured by the Company's HydroFarm investment.	500	500
Secured promissory note dated January 10, 2020, issued to an unaffilitated third party. The note matures on January 10, 2021 and incurs an interest rate of 15.0% per annum.	1,000	-
Secured promissory note dated February 13, 2020 issued to an unaffiliated third party. The loan accrues interest at a rate of 5% per annum and matures on August 13, 2020.	100	-
Agreement dated March 11, 2020, issued to Clearfi, LLC, an unaffiliated third party. The loan accrues interest at a rate of 20% per annum and matures upon closing of the sale of the 1815 Carnegie property.	188	-
Agreement dated March 12, 2020, issued to Clearfi, LLC, an unaffiliated third party. The loan accrues interest at a rate of 20% per annum and matures upon closing of the 1815 Carnegie property.	179	-
Promissory note dated May 4, 2020, issued to Harvest Small Business Finance, LLC, an unaffiliated third party. Loan is part of the Paycheck Protection Program ("PPP Loan") offered by the U.S. Small Business Administration. The interest rate on the note is 1%. The note requires interest and principle payments seven months from April 2020. The note matures in two years.	562	-

Notes payable - promissory notes	$18,787	$18,600
Other loan agreements	367	-
Vehicle loans	36	46
Less: Short term debt	(16,885)	(11,021)
Less: Debt discount	(427)	(1,055)
Net Long Term Debt	$1,878	$6,570

2018 Master Securities Purchase and Convertible Promissory Notes Agreement

In March 2018, the Company entered into the 2018 Master Securities Purchase Agreement with an accredited investor pursuant to which the Company sells to the accredited investor 7.5% Senior Convertible Promissory Notes in eight tranches of $5.00 million, for a total of $40.00 million. The Company converted $1.47 million of convertible notes into shares of the Company’s common stock during the six months ended June 30, 2020. As of June 30, 2020, $4.03 million of principle remains outstanding.

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

During the six months ended June 30, 2020, the Company converted debt and accrued interest into 22,067,056 shares of the Company’s common stock.

Additional Financing Arrangements

On January 10, 2020, the Company issued a promissory note to an unaffiliated third party, in the amount of $1.00 million dollars. The note accrues interest at a rate of 15.00% per annum and matures on January 10, 2021. The note is secured by the Company’s real estate located at 620 E. Dyer Rd., Santa Ana, CA.

On February 14, 2020, upon the closing of the acquisition of OneQor Technologies, Inc., the Company assumed a promissory note issued to an unaffiliated third party, in the amount of $0.10 million. The note accrues interest at a rate of 5.00% per annum and matures on August 13, 2020.

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

NOTE 10 - FAIR VALUE MEASUREMENTS

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

Management estimated the fair value of the options using the Black-Scholes model, utilizing level 3 inputs that included the stock price, annual volatility, and the probability the second option will be terminated due to repayment of the secured promissory note. The estimated fair value of the options was $0.33 million as of June 30, 2020. The options are included in Investments in the unaudited consolidated balance sheet.

NOTE 11 - EQUITY

Common Stock

During the six months ended June 30, 2020, senior secured convertible promissory notes and accrued interest in the amount of $1.83 million were converted into 22,067,056 shares of common stock.

During the six months ended June 30, 2020, the Company issued 4,080,934 shares of common stock for compensation in the amount of $0.48 million.

NOTE 12 - STOCK-BASED COMPENSATION

2016 & 2018 Equity Incentive Plans

In the first quarter of 2016, the Company adopted the 2016 Equity Incentive Plan. In the fourth quarter of 2018, the Company adopted the 2018 Equity Incentive Plan. On February 14, 2020, the Company amended the number of shares reserved for issuance under the 2018 Equity Incentive Plan to 43,976,425. The following table contains information about the 2016 and the 2018 Equity Incentive Plans as of June 30, 2020:

	Awards Reserved for Issuance	Awards Outstanding	Awards Available for Grant

2016 Equity incentive plan	2,000,000	544,397	1,455,603
2018 Equity incentive plan	43,976,425	14,296,618	29,679,807

Stock Options

The following table summarizes the Company’s stock option activity and related information for the six months ended June 30, 2020:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options

Options outstanding as of January 1, 2020	12,365,295	$1.24

Options granted	9,650,000	$0.07
Options exercised	-	$-
Options forfeited	(6,416,667)	$1.29
Options expired	(248,048)	$0.84
Options outstanding as of June 30, 2020	15,350,580	$0.49	9.3 years	$.37
Options exercisable as of June 30, 2020	4,425,569	$1.07	8.5 years	$-

As of June 30, 2020, there was $1.78 million total unrecognized stock-based compensation. Such costs are expected to be recognized over a weighted-average period of approximately 2.81 years.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following weighted-average assumptions were used to calculate stock-based compensation for issuances during the three months ended June 30, 2020:

	June 30,		June 30,
	2020		2019
Expected term (years)	6	Years	6	Years
Volatility	104.2%		115.7%
Risk-free interest rate	0.5%		1.9%
Dividend yield	0%		0%

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

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted grants of common stock to employees, directors and non-employee consultants in the consolidated statement of operations which are included in selling, general and administrative expenses, within continuing operations:

	(in thousands except for shares / options)
	For the Three Months Ended
	June 30, 2020			June 30, 2019
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense		Number of Shares or Options Granted	Stock-Based Compensation Expense

Stock options	9,650,000	$294		3,520,000	$954

Stock grants:
Employees (common stock)	826,429	57		87,798	75
Directors (common stock)	(173,610)	(100	)(a)	-	-
Non-employee consultants (common stock)	250,000	33		40,000	36

Total stock-based compensation expense		$284			$1,065

	For the Six Months Ended
	June 30, 2020			June 30, 2019
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense		Number of Shares or Options Granted	Stock-Based Compensation Expense

Stock options	9,650,000	$1,238		4,000,818	$2,236

Stock grants:
Employees (common stock)	3,179,544	58	(b)	473,334	390
Directors (common stock)	(173,610)	(100	)(a)	-	-
Non-employee consultants (common stock)	1,075,000	48		66,376	60

Total stock-based compensation expense		$1,244			$2,686

(a) clawback of shares granted in 2019.

(b) Expense for Q1 grants attributed to 2019 bonuses was recorded in 2019.

NOTE 13 - BUSINESS COMBINATIONS

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

During the six months ended June 30, 2020, the Company recognized $0.87 million of revenue and a net loss of $1.44 million from OneQor. In the view of management, goodwill reflects the future cash flow expectations for OneQor’s market position in the growing CBD industry, synergies and the assembled workforce. Goodwill recorded for the OneQor transaction is non-deductible for tax purposes.

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

		(in thousands)
		For the Six Months Ended
		June 30, 2020

Pro-forma revenues		$8,056
Pro-forma net loss from continuing operations		$(30,129)

	(in thousands)
	For the Three Months Ended	For the Six Months Ended
	June 30, 2019	June 30, 2019

Pro-forma revenues	$4,851	$7,270
Pro-forma net loss from continuing operations	$(13,149)	$(23,548)

NOTE 14 - LEASES

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

The Company occupies office facilities under lease agreements that expire at various dates. In addition, office, production and transportation equipment is leased under agreements that expire at various dates. The Company does not have any significant finance leases. Total operating lease costs were $0.45 million in the six months ended June 30, 2020. Short-term lease costs during the six months ended June 30, 2020 were not material.

Cash paid for amounts included in operating lease liabilities was $0.77 million for the six months ended June 30, 2020. As of June 30, 2020, short term lease liabilities of $1.66 million are included in “Accounts Payable and Accrued Expenses” on the unaudited consolidated balance sheet. The table below presents total operating lease ROU assets and lease liabilities as of June 30, 2020:

(in thousands)
Six Months Ended June 30,
2020
Operating lease ROU assets	$9,164
Operating lease liabilities	9,864

The table below presents the maturities of operating lease liabilities as of June 30, 2020:

(in thousands)
Operating
Leases
2020	$2,349
2021	2,145
2022	1,857
2023	1,885
2024	1,590
Thereafter	6,486
Total lease payments	16,312
Less: payments made to date 2020	(825)
Less: discount	(5,623)
Total operating lease liabilities	$9,864

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets:

Six Months Ended June 30,
2020
Weighted average remaining lease term (years)	8.5
Weighted average discount rate	11.5%

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

NOTE 16 - DISCONTINUED OPERATIONS

On May 8, 2019, MediFarm LLC, a wholly-owned subsidiary of Terra Tech Corp. (the “Company”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Picksy, LLC (the “Purchaser”) pursuant to which the Company agreed to sell and the Purchaser agreed to purchase substantially all of the assets of the Company related to the Company’s dispensary located at 1130 East Desert Inn Road, Las Vegas, NV 89109 (the “Business”). The aggregate consideration to be paid for the Business is $10.00 million, of which $7.20 million is cash (the “Purchase Price”). A portion of the Purchase Price is payable by the Purchaser pursuant to a 12 month Secured Promissory Note with a principal amount of $2.80 million (the “Note”). The Note is secured by all the assets sold pursuant to the Purchase Agreement. In conjunction with the Note, Purchaser and the Company entered into a Security Agreement granting the Company a security interest in all the assets sold pursuant to the Purchase Agreement. The transaction is subject to approval by the Nevada Department of Taxation and is expected to close promptly following receipt of such approval. As of June 30, 2020, we are still awaiting regulatory approval.

On August 19, 2019, MediFarm I LLC, a wholly-owned subsidiary of Terra Tech Corp. (the “Company”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Picksy Reno, LLC (the “Purchaser”) pursuant to which the Company agreed to sell and the Purchaser agreed to purchase substantially all of the assets of the Company related to the Company’s dispensary located at 1085 S Virginia St Suite A, Reno, NV 89502 (the “Business”). The aggregate consideration to be paid for the Business is $13.50 million, of which $9.30 million is cash (the “Purchase Price”). A portion of the Purchase Price is payable by the Purchaser pursuant to a 12 month Secured Promissory Note with a principal amount of $4.20 million (the “Note”). The Note is secured by all the assets sold pursuant to the Purchase Agreement. In conjunction with the Note, Purchaser and the Company entered into a Security Agreement granting the Company a security interest in all the assets sold pursuant to the Purchase Agreement. The transaction is subject to approval by the Nevada Department of Taxation and is expected to close promptly following receipt of such approval. As of June 30, 2020, we are still awaiting regulatory approval.

On April 15, 2020, MediFarm LLC, a wholly-owned subsidiary of Terra Tech Corp. (the “Company”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Natural Medicine, LLC, a non-affiliated third party (the “Purchaser”) pursuant to which the Company agreed to sell and the Purchaser agreed to purchase substantially all of the assets of the Company related to the Company’s dispensary located at 3650 S. Decatur Blvd., Las Vegas, NV. The aggregate consideration to be paid for the Business is $5.25 million, of which $2.50 million is cash and $2.75 million is payable by the Purchaser pursuant to a 12-month Secured Promissory Note bearing 8% interest per annum, which is secured by all of the assets sold pursuant to the Purchase Agreement. The transaction is subject to approval by the Nevada Department of Taxation, and other customary closing conditions, and is expected to close promptly following receipt of such approval and satisfaction of all conditions to close. The company will recognize a gain upon completion of the sale of the assets, equal to the difference between the consideration paid and the book value of the assets as of the disposition date, less direct costs to sell, and reflected such loss in discontinued operations.

As of June 30, 2020, Management classified a real estate asset held in California and a real estate asset held in Nevada as available-for-sale, as they met the criteria of ASC 360-10-45-9. Assets divested, as disclosed in Note 7, “Property, Equipment and Leasehold Improvements,” are included in discontinued operations.

The pending sales of our Nevada dispensaries, expected sales of real estate assets, and assets divested in the first half of 2020 represent a strategic shift that will have a major effect on the Company’s operations and financial results. As a result, Management determined the results of these components qualified for discontinued operations presentation in accordance with ASC 205, “Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity.”

Operating results for the discontinued operations were comprised of the following:

	(in thousands)		(in thousands)
	Three Months ended June 30,		Six Months ended June 30,
	2020	2019	2020	2019
Total revenues	$97	$5,025	$2,407	$11,207
Cost of goods sold	164	2,621	1,951	6,189

Gross profit	(67)	2,404	456	5,018

Selling, general and administrative expenses	186	2,924	2,275	5,338
(Gain) / Loss on sale of assets	-	-

Income (Loss) from operations	$(253)	$(520)	$(1,819)	$(320)

Other income (expense)	(408)	36	(3,197)	(387)

Income (Loss) from discontinued operations	$(661)	$(484)	$(5,016)	$(707)

Income (Loss) from discontinued operations per common share attributable to Terra Tech Corp common stockholders - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.00)

The carrying amounts of the major classes of assets and liabilities for the discontinued operations are as follows:

	(in thousands)
	June 30, 2020	December 31, 2019
Accounts receivable, net	$73	1,096
Inventory	-	1,073
Prepaid expenses and other assets	-	271
Property, equipment and leasehold improvements, net	10,325	15,069
Intangible assets, net	-	399
Goodwill	-	6,251
Other assets	1	1,079
Investments	-	-
Assets of discontinued operations	$10,399	$25,238

Accounts payable and accrued expenses	$388	$3,285
Deferred gain on sale of assets	7,695	3,750
Liabilities of discontinued operations	$8,083	$7,035

NOTE 17 - SEGMENT INFORMATION

During 2018, the Company acquired additional real property and determined that a previously insignificant operating segment “Real Estate and Construction” was significant and was a reportable segment requiring disclosure in accordance with ASC 280. As of June 30, 2020, the majority of our real property is included in discontinued operations. As of June 30, 2020, the “Real Estate and Construction” has been merged with our “Corporate & Other” reportable segment.

During the six months ended June 30, 2020, the “Herbs and Produce Products” segment was discontinued as was included in discontinued operations. Prior period information below has been revised to conform to current period presentation.

We are now organized into two reportable segments:

•	Cannabis Dispensary, Cultivation and Production - Includes cannabis-focused retail, cultivation and production operations; and

•	Corporate / CBD - Includes CBD formulation and production, building ownership and corporate support operations.

	As of and For the Three Months Ended June 30, 2020 (Unaudited) (in thousands)
	Cannabis	Corporate / CBD	Total

Total Revenues	$3,007	$301	$3,308
Cost of Goods Sold	1,759	157	1,916

Gross Profit	1,248	144	1,392

Selling, General and Administrative Expenses	3,606	3,770	7,377
Impairment of Assets	4,998	6,316	11,314
(Gain) / Loss on Sale of Assets	-	-	-
(Gain) / Loss on Interest in Joint Venture	-	-	-

Loss from operations	(7,356)	(9,943)	(17,299)

Other Income (Expense):
Interest Income (Expense)	(243)	(599)	(842)
Other Income / (Loss)	(89)	1	(88)

Total Other Income (Expense)	(332)	(598)	(930)

Net Income (Loss) from continuing operations	$(7,688)	$(10,541)	$(18,229)

Total assets at June 30, 2020	$69,684	$20,862	$90,546

	As of and For the Six Months Ended June 30, 2020 (Unaudited) (in thousands)
	Cannabis	Corporate / CBD	Total

Total Revenues	$6,753	$868	$7,621
Cost of Goods Sold	3,181	710	3,891

Gross Profit	3,572	158	3,730

Selling, General and Administrative Expenses	7,484	8,929	16,414
Impairment of Assets	10,118	6,316	16,434
(Gain) / Loss on Sale of Assets	(35)	-	(35)
(Gain) / Loss on Interest in Joint Venture	-	-	-

Loss from operations	(13,995)	(15,087)	(29,082)

Other Income (Expense):
Interest Income (Expense)	(488)	(1,256)	(1,744)
Other Income / (Loss)	(51)	28	(23)

Total Other Income (Expense)	(539)	(1,228)	(1,767)

Net Income (Loss) from continuing operations	$(14,534)	$(16,315)	$(30,849)

Total assets at June 30, 2020	$69,684	$20,862	$90,546

	As of and For the Three Months Ended June 30, 2019 (Unaudited) (in thousands)
	Cannabis	Corporate / CBD	Total

Total Revenues	$4,477	$-	$4,477
Cost of Goods Sold	2,177	-	2,177

Gross Profit	2,300	-	2,300

Selling, General and Administrative Expenses	3,402	5,211	8,613
Impairment of Assets	114	396	510
(Gain) / Loss on Sale of Assets	-	-	-
(Gain) / Loss on Interest in Joint Venture	(0)	-	(0)

Loss from operations	(1,215)	(5,607)	(6,822)

Other Income (Expense):
Interest Income (Expense)	(305)	(3,314)	(3,620)
Other Income / (Loss)	(12)	997	985

Total Other Income (Expense)	(318)	(2,318)	(2,635)

Net Income (Loss) from continuing operations	$(1,533)	$(7,924)	$(9,457)

Total assets at June 30, 2019	$92,974	$9,941	$102,916

	As of and For the Six Months Ended June 30, 2019 (Unaudited) (in thousands)
	Cannabis	Corporate / CBD	Total

Total Revenues	$6,522	$-	$6,522
Cost of Goods Sold	2,622	-	2,622

Gross Profit	3,900	-	3,900

Selling, General and Administrative Expenses	6,454	10,750	17,204
Impairment of Assets	114	396	510
(Gain) / Loss on Sale of Assets	-	-	-
(Gain) / Loss on Interest in Joint Venture	1,067	-	1,067

Loss from operations	(3,734)	(11,146)	(14,880)

Other Income (Expense):
Interest Income (Expense)	(532)	(6,015)	(6,548)
Other Income / (Loss)	(12)	1,009	997

Total Other Income (Expense)	(545)	(5,007)	(5,551)

Net Income (Loss) from continuing operations	$(4,279)	$(16,152)	$(20,431)

Total assets at June 30, 2019	$92,974	$9,941	$102,916

NOTE 18 - LITIGATION AND CLAIMS

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued if such disclosure is necessary for the Company’s financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there were no material matters that required an accrual as of June 30, 2020.

NOTE 19 - GOING CONCERN

We have incurred significant losses in prior periods. For the six months ended June 30, 2020, we incurred a net loss of $35.51 million and cash outflows from operations were $8.16 million. For the year ended December 31, 2019, we incurred a net loss of $46.93 million, cash outflows from operations of $14.74 million, and, as of that date, we had an accumulated deficit of $189.69 million. We expect to experience further significant net losses in 2020 and the foreseeable future.

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

NOTE 20 - SUBSEQUENT EVENTS

On July 1, 2020, the Company granted Alan Gladstone and Steven J. Ross, our independent directors, each 541,350 shares of the Company’s common stock and 454,545 options to purchase common stock. The options vest quarterly over a three year period. These grants are part of the Independent Director Agreements for Mr. Gladstone and Mr. Ross signed on July 1, 2019.

On July 29, 2020, 1815 Carnegie LLC, a wholly-owned subsidiary of Terra Tech Corp. (the “Company”), completed its previously announced disposition of the real property located at 1815 E. Carnegie, Santa Ana, CA to Dyer 18 LLC (the “Buyer”) for $9.20 million in cash pursuant to a Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate (the “PSA”) between the Company and the Buyer, dated April 13, 2020. There is no material relationship between the Company or its affiliates and the Buyer other than in respect of the transactions contemplated by the PSA.

On July 31, 2020, the Company paid off the secured borrowing agreements with Clearfi, LLC, an unaffiliated third party in the amount of $0.37 million.

Subsequent to June 30, 2020, senior convertible promissory notes and accrued interest in the amount of $0.20 million and $0.04 million, respectively, were converted into 2,959,670 shares of common stock.

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

Our Operations

We are organized into two reportable segments:

•	Cannabis Dispensary, Cultivation and Production - Includes cannabis-focused retail, cultivation and production operations; and

•	Other / Corporate - Includes corporate support operations for the entire company, real estate, and CBD operations.

Our segment net revenue and contributions to consolidated net revenue for each of the three months ended June 30, 2020 and 2019 were as follows:

	(in thousands)
	Total Revenue		Percentage of Total Revenue
	Three Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019

Cannabis Dispensary, Cultivation and Production	$3,007	$4,477	90.9%	100.0%
Other / Corporate	301	-	9.1%	-%

Total	$3,308	$4,477	100.0%	100.0%

	(in thousands)
	Total Revenue		Percentage of Total Revenue
	Six Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Cannabis Dispensary, Cultivation and Production	$6,753	$6,522	88.6%	100.0%
Other / Corporate	868	-	11.4%	-%

Total	$7,621	$6,522	100.0%	100.0%

See Note 2, “Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements for financial information about our segments. See also “Item 1A. Risk Factors” below for a discussion of certain risks associated with our operations.

Cannabis Dispensary, Cultivation and Production

Either independently or in conjunction with third parties, we operate medical marijuana retail and adult use dispensaries, cultivation and production facilities in California and Nevada. Our retail dispensaries offer a broad selection of medical and adult use cannabis products including flowers, concentrates and edibles. We also produce and sell a line of medical and adult use cannabis flowers, as well as a line of medical and adult use cannabis-extracted products, which include concentrates, cartridges, vape pens and wax products.

Corporate / CBD Operations

The corporate / CBD segment includes our corporate operations which include accounting, human resources, legal, and executive salaries and costs. We also own real property in Nevada which we plan to use for future expansion of our operations. The other/corporate segment also includes our CBD operations from the acquisition of OneQor; and included our Edible Garden Transportation up to the date it was sold.

Employees

As June 30, 2020, we had 131 employees.

RESULTS OF OPERATIONS

The impact of moving the Nevada Dispensaries and Edible Garden into discontinued operations was as follows on revenue and gross profit.

Revenue & Gross Profit Breakdown
Continuing & Discontinued Operations	Three Months Ended June 30					Six Months Ended June 30
			Variance vs. 2019					Variance vs. 2019
(in thousands)	2020	2019	$-Amt		%	2020	2019	$-Amt		%
Revenue
Continuing Operations	$3,308	$4,478	$(1,170)		-26.1%	$7,621	$6,522	$1,099		16.9%
Discontinued Operations	97	5,025	(4,928)		-98.1%	2,407	11,207	(8,800)		-78.5%
Total Revenue	3,405	9,503	(6,098)		-64.2%	10,028	17,729	(7,701)		-43.4%

Cost of Goods Sold
Continuing Operations	1,916	2,177	261		12.0%	3,891	2,622	(1,269)		-48.4%
Discontinued Operations	164	2,621	2,457		93.7%	1,951	6,189	4,238		68.5%
Total Cost of Goods Sold	2,080	4,798	2,718		56.6%	5,842	8,811	2,969		33.7%

Gross Profit $
Continuing Operations	$1,392	$2,301	$(909)		-39.5%	$3,730	$3,900	(170)		-4.4%
Discontinued Operations	(67)	2,404	(2,471)		-102.8%	456	5,018	(4,562)		-90.9%
Total Gross Profit $	1,325	4,705	(3,380)		-71.8%	4,186	8,918	(4,732)		-53.1%

Gross Profit %
Continuing Operations	42.1%	51.4%	-9.3	%pts		48.9%	59.8%	-10.9	%pts
Discontinued Operations	-69.1%	47.8%	-116.9	%pts		18.9%	44.8%	-25.8	%pts
Total Gross Profit %	38.9%	49.5%	-10.6	%pts		41.7%	50.3%	-8.6	%pts

On the weekend of May 29th - 31st, 2020 our Oakland and San Leandro stores were damaged during civil unrest causing both stores to close as damage was assessed and repaired. The San Leandro store was closed for all of June and reopened on a limited basis in mid-July 2020. The Oakland store sustained more damage and remains closed for repairs as of the date of this filing. It is expected to open later this year. The company maintains property and business interruption insurance policies which we anticipate will mitigate the total loss incurred.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Revenues

For the three months ended June 30, 2020, we generated revenues of $3.31 million, compared to $4.48 million for the three months ended June 30, 2019, a decrease of $1.17 million or 26.1 percent. The decrease was due to the combined impact of COVID-19 and civil unrest. COVID-19 has reduced customer traffic and sales volume, while the civil unrest has resulted in damage and closure of two of our dispensaries for the entire month of June.

Gross Profit

Our gross profit for the three months ended June 30, 2020 was $1.39 million, compared to a gross profit of $2.30 million for the three months ended June 30, 2019, a decrease of $0.91 million or 39.6 percent. The decrease in gross margin was mainly due to our revenue decrease, but was also impacted by higher cost of sales. The cost of sales were negatively impacted by lower customer traffic which led to suboptimal purchasing volume which in turn pushed up unit cost.

Selling, General and Administrative Expenses and Other Operating Expenses

Selling, general and administrative expenses for the three months ended June 30, 2020 were $7.38 million, compared to $8.61 million for the three months ended June 30, 2019, an decrease of $1.23 million or 14.4 percent. The decrease was primarily due to (i) a $0.66 million decrease in option expense, (ii) a $0.49 million decrease in advertising/promotional expense, (iii) a $0.30 decrease in insurance expense and (iv) a $0.08 million decrease in travel expense, partially offset by (v) a $0.24 million increase in legal expenses from M&A activity. Other operating expenses increased by $10.80 million primarily due to $4.69 million in goodwill and other asset impairment charges for Black Oak Gallery along with a $6.32 million impairment charge to OneQor’s assets. In comparison, 2nd Quarter 2019 saw only $0.51 million in impairment charges related to corporate assets .

Operating Income (Loss)

We realized an operating loss of $17.30 million for the three months ended June 30, 2020, compared to an operating loss of $6.82 million for the three months ended June 30, 2019, an increase in loss of approximately $10.48 million.

Other Income (Expense)

Other expense for the three months ended June 30, 2020 was $0.93 million. This was down by $1.71 million or 64.8 percent compared to $2.64 million for the three months ended June 30, 2019. This was almost entirely attributable to lower interest expense.

Discontinued Operations

We realized an operating loss for discontinued operations of $0.25 million for the three months ended June 30, 2020. This was a decrease in loss of $0.59 million over the three months ended June 30, 2019 when we had a loss of $0.84 million. This decrease is primarily due to assets designated as discontinued operations being disposed of or deconsolidated late in 2019 and early 2020.

Net Loss Attributable to Terra Tech Corp.

We incurred a net loss of $18.18 million, or $0.10 per share, for the three months ended June 30, 2020, compared to a net loss of $10.10 million, or $0.10 per share, for the three months ended June 30, 2019.

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

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Revenues

For the six months ended June 30, 2020, we generated revenues of $7.62 million, compared to $6.52 million for the six months ended June 30, 2019, an increase of $1.10 million or 16.9 percent. The year over year increase was due to more mature cannabis operations operating more productively in Q1 partially offset by the combined impact of COVID-19 and civil unrest in the combined impact of COVID-19 and urban civil unrest in Q2.

Gross Profit

Our gross profit for the six months ended June 30, 2020 was $3.73million, compared to a gross profit of $3.90 million for the six months ended June 30, 2019, a decrease of $0.17 million or 4.4 percent. The decrease in gross margin was due to higher cost of sales more than offsetting the increased revenue. The cost of sales were negatively impacted by lower customer traffic which led to suboptimal purchasing volume which in turn pushed up unit cost.

Selling, General and Administrative Expenses and Other Operating Expenses

Selling, general and administrative expenses for the six months ended June 30, 2020 were $16.41 million, compared to $17.20 million for the six months ended June 30, 2019, an decrease of $0.79 million or 4.6 percent. The decrease was primarily due to (i) a $1.00 million decrease in option expense and (ii) a $0.85 million decrease in advertising/promotional expense partially offset by (iii) a $0.62 million increase in legal expenses from M&A activity and (iv) a $0.45 million increase in depreciation expense. Other operating expenses increased by $14.82 million primarily due to $10.09 million in goodwill and other asset impairment charges for Black Oak Gallery along with a $6.36 million impairment charge to OneQor’s assets. In comparison, the first six months of 2019 saw only a $1.07 million loss on interest in joint venture and a $0.51 million impairment charges related to corporate assets .

Operating Income (Loss)

We realized an operating loss of $29.08 million for the six months ended June 30, 2020, compared to an operating loss of $14.88 million for the six months ended June 30, 2019, an increase in loss of approximately $14.20 million.

Other Income (Expense)

Other expense for the six months ended June 30, 2020 was $1.77 million. This was down by $3.78 million or 68.1 percent compared to $5.55 million for the six months ended June 30, 2019. This was almost entirely attributable to lower interest expense.

Discontinued Operations

We realized an operating loss for discontinued operations of $5.00 million for the six months ended June 30, 2020. This was an increase in the loss of $3.68 million over the six months ended June 30, 2019 when we had a loss of $1.32 million. This decrease is primarily due to the $3.20 million loss recorded on sale of assets in 2020.

Net Loss Attributable to Terra Tech Corp.

We incurred a net loss of $35.51 million, or $0.20 per share, for the six months ended June 30, 2020, compared to a net loss of $21.84 million, or $0.21 per share, for the six months ended June 30, 2019.

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

LIQUIDITY AND CAPITAL RESOURCES

We have never reported net income. We incurred net losses for the six months ended June 30, 2020 and 2019 and have an accumulated deficit of approximately $225.20 million and $189.69 million at June 30, 2020 and December 31, 2019, respectively.

As of June 30, 2020, we had working capital of ($30.93) million, including $0.74 million of cash compared to working capital of ($18.21) million, including $1.23 million of cash as of December 31, 2019. Current assets were approximately 0.19 times current liabilities as of June 30, 2020, compared to approximately 0.34 times current liabilities as of December 31, 2019.

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

We will be required to raise additional funds through public or private financing, additional collaborative relationships, or other arrangements until we are able to raise revenues to a point of positive cash flow. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the third quarter of 2020. However, we continue to evaluate various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. In March 2018 we entered into a $40.0 million 2018 Master Security Purchase Agreement with an accredited investor. As of June 30, 2020, the Company has received $37.4 million under this agreement. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations, or if we are able to raise capital, that it will be available to us on acceptable terms, on an acceptable schedule, or at all.

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

Operating Activities

Cash used in operating activities for the six months ended June 30, 2020 was $8.16 million, compared to $10.06 million for the six months ended June 30, 2019, a decrease of $1.90 million, or approximately 18.9 percent. The decrease in cash used in operating activities was due to primarily to lower operational volume due to COVID and civil unrest along with timing on A/R receipts and vendor payments.

Investing Activities

Cash provided in investing activities for the six months ended June 30, 2020 was $5.43 million, compared to cash used in investing activities of $1.66 million for the six months ended June 30, 2019, an increase of $7.09 million, or 427.1 percent. During the six months ended June 30, 2020, cash provided by investing activities was primarily from the sale of our Santa Ana and Decatur dispensaries whereas the 2019 cash used was primarily comprised of expenditures related to the construction of the San Leandro and Oakland facilities.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2020 was $2.25 million, compared to $6.45 million for the six months ended June 30, 2019, a decrease of $4.20 million, or 65.1 percent. The decrease in cash provided by financing activities for the six months ended June 30, 2020 was primarily due to: $8.05 million less proceeds from the issuance of debt and $3.60 million less proceeds from issuance of common stock. This was partially offset by $6.25 million less cash used for acquisition of non-controlling interest and $0.97 million less cash used for payment of debt and interest.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risks are attributable to fluctuations in commodity prices and interest rates. These fluctuations can affect revenues and cash flow from operating, investing, and financing activities.

Commodity Price Risk

Our most significant market risk relates to fluctuations in marijuana prices. Management expects the prices of these commodities to remain volatile and unpredictable. As these prices decline or rise significantly, revenues and cash flow will also decline or rise significantly.

Interest Rate Risk

As of June 30, 2020, we had no outstanding variable-rate debt and $19.15 million of principal fixed-rate debt.

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

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2020. Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of June 30, 2020.

We regularly assesses the adequacy of our internal controls over financial reporting and enhance our controls in response to internal control assessments and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There were no changes in our internal control over financial reporting during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. See Note 18, “Litigation and Claims” for further information about legal activity.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2019, except for the risk factors noted below. The factors noted below were disclosed in last quarter’s 10-Q filing, but due to the unprecedented nature of current events, we are repeating their disclosure for emphasis. Please refer to that section for disclosures regarding the risk and uncertainties relating to our business.

There is uncertainty regarding the impact of COVID-19 upon our business

In December 2019, a novel strain of coronavirus (“COVID-19”) emerged in Wuhan, China. Since then, it has spread broadly and infections have been reported around the world. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. In response to the outbreak, governmental authorities in the United States and internationally have introduced various recommendations and measures to try to limit the pandemic, including travel restrictions, border closures, non-essential business closures, quarantines, self-isolations, shelters-in-place and social distancing. The COVID-19 outbreak and the response of governmental authorities to try to limit it are having a significant impact on the private sector and individuals, including unprecedented business, employment, and economic disruptions. The continued spread of COVID-19 in the United States and globally could have an adverse impact on our business, operations and financial results, including through disruptions in our cultivation and processing activities, supply chains and sales channels, and retail sales, as well as a deterioration of general economic conditions including a possible national or global recession. Due to the speed with which the COVID-19 situation is developing and the uncertainty of its magnitude, outcome and duration, it is not possible to estimate its impact on our business, operations or financial results; however, the impact could be material.

The effects of war, acts of terrorism, threat of terrorism, or other types of violence, could adversely affect our business.

Some of our stores are located in areas with a high amount of foot traffic. Any threat of terrorist attacks or actual terrorist events, or other types of violence, such as shootings or riots, could lead to lower consumer traffic and a decline in sales. Decreased sales could have a material adverse effect on our business, financial condition, and results of operations.

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

2.6	Form of Agreement of Merger, dated March 31, 2016, by and among Generic Merger Sub, Inc., a California corporation and Black Oak Gallery, a California corporation (3)

3.1	Articles of Incorporation dated July 22, 2008 (4)

3.2	Amended Bylaws, dated August 2, 2018 (5)

3.3	Certificate of Amendment dated July 8, 2011 (6)

3.4	Certificate of Change dated July 8, 2011 (6)

3.5	Certificate of Amendment dated January 27, 2012 (1)

3.6	Form of Amended and Restated Articles of Incorporation of Black Oak Gallery, a California corporation (3)

3.7	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock, dated September 27, 2016 (7)

3.8	Certificate of Amendment to Articles of Incorporation, Dated September 26, 2016 (8)

3.9	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock, dated October 3, 2016 (9)

3.10	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock, dated July 26, 2017 (10)

3.11	Amendment of Bylaws, dated June 20, 2018 (11)

3.12	Certificate of Designation for Series A Preferred Stock (12)

3.13	Amended and Restated Certificate of Designation for Series B Preferred Stock (3)

10.1	Asset Purchase Agreement, dated as of March 30, 2020 (13)

10.2	Executive Employment Agreement, dated as of March 30, 2020 (13)

10.3	Asset Purchase Agreement, dated as of April 15, 2020 (14)

10.4	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate, dated as of April 13, 2020 (14)

31.1	Certification of Matthew Morgan, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Megan Jimenez, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Matthew Morgan, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

32.2	Certification of Megan Jimenez, Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

_______________

*	Filed herewith

(1)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on February 10, 2012
(2)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on May 6, 2013.
(3)	Incorporated by reference to Annual Report on Form 10-K filed with the SEC on March 29, 2016
(4)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-156421), filed with the SEC on December 23, 2008.
(5)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on August 2, 2018.
(6)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-191954), filed with the SEC on October 28, 2013.
(7)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on September 28, 2016
(8)	Incorporated by reference to Annual Report on Form 10-K filed with the SEC on March 16, 2018
(9)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on October 7, 2016
(10)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on July 27, 2017
(11)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on June 22, 2018
(12)	Incorporated by reference to Amendment No. 3 to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on April 19, 2012.
(13)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on April 3, 2020.
(14)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on April 17, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA TECH CORP.

Date: August 7, 2020	By:	/s/ Megan Jimenez
Megan Jimenez
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

