Form 10-Q
period 2020-09-30
Terra Tech Corp.
filed 2020-11-06
CIK 1451512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

As of November 2, 2020, there were 194,704,163 shares of common stock issued and 192,395,755 shares outstanding, 8 shares of Series A Preferred Stock, convertible at any time into 8 shares of common stock, 0 shares of Series B Preferred Stock, 1,088,460 shares of common stock issuable upon the exercise of all of our outstanding warrants and 5,593,814 shares of common stock issuable upon the exercise of all vested options.

TERRA TECH CORP.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

TERRA TECH CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except Shares)

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS

Current Assets:
Cash	$2,338	$1,226
Accounts receivable, net	351	693
Inventory	4,851	4,334
Prepaid expenses and other assets	457	675
Current assets of discontinued operations	183	2,440

Total current assets	8,180	9,368

Property, equipment and leasehold improvements, net	33,345	35,469
Intangible assets, net	8,028	14,871
Goodwill	6,171	21,471
Other assets	13,327	10,272
Investments	5,330	5,000
Assets of discontinued operations	2,981	22,799

TOTAL ASSETS	$77,362	$119,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable and accrued expenses	$10,752	$9,526
Short-term debt	12,855	11,021
Current liabilities of discontinued operations	8,219	7,035

Total current liabilities	31,826	27,582

Long-term liabilities:
Long-term debt, net of discounts	1,877	6,570
Long-term lease liabilities	8,448	8,902
Long-term liabilities of discontinued operations	55	869
Total long-term liabilities	10,380	16,341

Total liabilities	42,206	43,923

STOCKHOLDERS’ EQUITY:
Preferred stock, convertible series A, par value 0.001: 100 shares authorized as of September 30, 2020 and December 31, 2019; 12 shares issued and 8 shares outstanding as of September 30, 2020 and December 31, 2019	-	-
Preferred stock, convertible series B, par value 0.001: 41,000,000 Shares Authorized as of September 30, 2020 and December 31, 2019; 0 Shares Issued and Outstanding as of September 30, 2020 and December 31, 2019	-	-
Common stock, par value 0.001: 990,000,000 Shares authorized as of September 30, 2020 and December 31, 2019; 211,571,970 issued and 209,263,562 outstanding as of September 30, 2020 and 120,313,386 shares issued and 118,004,978 shares outstanding as of December 31, 2019	214	120
Additional paid-in capital	274,370	260,516
Treasury Stock (2,308,408 shares of common stock, 4 shares of Preferred Stock Convertible Series A)	(808)	(808)
Accumulated deficit	(243,358)	(189,685)

Total Terra Tech Corp. stockholders’ equity	30,418	70,143
Non-controlling interest	4,738	5,184

Total stockholders’ equity	35,156	75,327

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$77,362	$119,250

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except for shares and per-share information)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Total revenues	$3,053	$5,477	$9,806	$12,000
Cost of goods sold	1,615	2,295	4,796	4,917

Gross profit	1,438	3,182	5,010	7,083

Selling, general and administrative expenses	5,588	9,318	20,409	26,521
Impairment of assets	9,792	171	19,909	681
(Gain) / Loss on sale of assets	-	(893)	(35)	(893)
Loss on interest in joint venture	-	-	-	1,067

Loss from operations	(13,943)	(5,414)	(35,273)	(20,294)

Other income (expense):
Interest expense, net	(529)	(1,714)	(1,885)	(8,262)
Other income/loss	372	(984)	349	13

Total other income (expense)	(157)	(2,698)	(1,536)	(8,249)

Income (Loss) from continuing operations	(14,100)	(8,112)	(36,809)	(28,543)
Income (Loss) from discontinued operations, net of tax	(4,199)	(811)	(17,342)	(2,135)

NET INCOME (LOSS)	(18,299)	(8,923)	(54,151)	(30,678)

Less: Income (Loss) attributable to non-controlling interest from continuing operations	(138)	(143)	(479)	(57)

NET LOSS ATTRIBUTABLE TO TERRA TECH CORP.	$(18,161)	$(8,780)	$(53,672)	$(30,621)

Income / ( Loss) from continuing operations per common share attributable to Terra Tech Corp. common stockholders – basic and diluted	$(0.07)	$(0.07)	$(0.20)	$(0.28)
Net Loss per common share attributable to Terra Tech Corp. common stockholders – basic and diluted	$(0.09)	$(0.08)	$(0.29)	$(0.30)

Weighted-average number of common shares outstanding – basic and diluted	206,828,614	110,797,214	186,295,127	102,907,538

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(54,151)	$(30,678)
Less: net loss from discontinued operations	17,342	2,135
Net loss from continuing operations	(36,809)	(28,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	650	319
Cancellation of shares issued	-	(58)
Gain on sale of assets	(35)	(893)
Amortization of debt discount	845	7,211
Depreciation and amortization	5,062	4,684
Operating lease expense	680	578
Stock based compensation	1,672	3,904
Impairment loss	19,910	681
Loss on revaluation of equity interests	-	1,067
Other	-	(178)
Change in operating assets and liabilities:
Accounts receivable	292	(550)
Inventory	(518)	(2,934)
Prepaid expenses and other current assets	218	174
Other assets	(1,024)	1,354
Accounts payable and accrued expenses	1,567	4,787
Operating lease liabilities	(380)	(2,137)
Net cash provided by / (used in) operating activities - continuing operations	(7,870)	(10,532)
Net cash provided by / (used in) operating activities - discontinued operations	(5,020)	(910)
NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES	(12,890)	(11,443)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(46)	(1,208)
Purchase of equity investment	243	(409)
Cash outflow for loans	(250)	(450)
Cash from acquisitions	57	127
Proceeds from sales of assets	35	1,240
Net cash provided by / (used in) investing activities - continuing operations	39	(700)
Net cash provided by / (used in) investing activities - discontinued operations	11,189	516
NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES	11,228	(184)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	2,954	11,000
Payments of debt principal	(430)	(2,000)
Cash paid for debt discount	(8)	(150)
Proceeds from issuance of common stock	250	4,500
Cash contribution from non-controlling interest	152	0
Cash paid for acquisition of non-controlling interest	-	(6,250)
Cash distribution to non-controlling interest	(145)	-
Purchase of treasury stock	-	(808)
Net cash provided by / (used in) financing activities - continuing operations	2,773	6,292
Net cash provided by / (used in) financing activities - discontinued operations	-	-
NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	2,773	6,292

NET CHANGE IN CASH	1,112	(5,335)

Cash at beginning of period	1,226	7,193

CASH AT END OF PERIOD	$2,338	$1,858

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$892	$1,352

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt principal and accrued interest converted into common stock	$2,252	$12,450
Stock Issued for the acquisition of OneQor	$9,304	$-
Fixed assets in accounts payable	$792	$-
Non-cash contribution from non-controlling interest	$25	$702
Consolidation of Joint Venture Net Assets	$-	$11,957
Financing Fees in Accounts Payable	$-	$145
Warrants issued for debt discount	$-	$228
Beneficial Conversion Feature	$-	$5,633

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

(UNAUDITED)

(in thousands, except for Shares)

	Preferred Stock
	Convertible				Additional				Non-
	Series A		Common Stock		Paid-In	Treasury Stock		Accumulated	Controlling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Total
Balance at June 30, 2020	8	$-	204,777,168	$207	$273,526	2,308,412	$(808)	$(225,198)	$4,923	$52,651
Debt conversion - common stock	-	-	5,627,487	6	417	-	-	-	-	423
Stock compensation - employees	-	-	-	-	-	-	-	-	-	-
Stock compensation - directors	-	-	1,082,700	1	118	-	-	-	-	119
Stock compensation - services expense	-	-	84,615	0	11	-	-	-	-	11
Stock option expense	-	-	-	-	298	-	-	-	-	298
Net contribution from non-controlling interest	-	-	-	-	-	-	-	-	(48)	(48)
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	-	(138)	(138)
Net loss attributable to Terra Tech Corp.	-	-	-	-	-	-	-	(18,161)	-	(18,161)
Balance at September 30, 2020	8	$-	211,571,970	$214	$274,370	2,308,412	$(808)	$(243,358)	$4,738	$35,156

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

(UNAUDITED)

(in thousands, except for Shares)

	Preferred Stock
	Convertible				Additional				Non-
	Series A		Common Stock		Paid-In	Treasury Stock		Accumulated	Controlling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Total
Balance at June 30, 2019	12	$-	109,105,288	$109	$255,112	-	$-	$(164,594)	$6,741	$97,368
Stock compensation - employees	-	-	91,465	0	37	-	-	-	-	37
Stock compensation - directors	-	-	173,610	0	102	-	-	-	-	102
Stock cancellation	-	-	-	-	-	-	-	-	-	-
Debt conversion - common stock	-	-	4,071,410	4	1,284	-	-	-	-	1,288
Stock issued for cash	-	-	1,775,382	2	648	-	-	-	-	650
Stock option expense	-	-	-	-	1,078	-	-	-	-	1,078
Series A	(4)	-	-	-	-	4	-	-	-	-
Common Stock	-	-	-	-	-	2,308,408	(808)	-	-	(808)
Consolidation of NuLeaf joint venture	-	-	-	-	-	-	-	-	-	-
Contribution (distribution) from non-controlling interest	-	-	-	-	-	-	-	-	(182)	(182)
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	-	(143)	(143)
Net loss attributable to Terra Tech Corp.	-	-	-	-	-	-	-	(8,780)	-	(8,780)
Balance at September 30, 2019	8	$-	115,217,155	$115	$258,262	2,308,412	$(808)	$(173,375)	$6,416	$90,610

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(UNAUDITED)

(in thousands, except for Shares)

	Preferred Stock
	Convertible				Additional				Non-
	Series A		Common Stock		Paid-In	Treasury Stock		Accumulated	Controlling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Total
Balance at December 31, 2019	8	$-	118,004,978	$120	$260,516	2,308,412	$(808)	$(189,686)	$5,184	$75,327
Debt conversion - common stock	-	-	27,694,543	28	2,224					2,252
Stock compensation - employees	-	-	3,179,544	3	431					434
Stock compensation - directors	-	-	909,090	1	18					19
Stock compensation - services expense	-	-	1,159,615	1	151					152
Stock issued for cash	-	-	2,470,173	2	248					250
Stock issued for OneQor acquisition	-	-	58,154,027	58	9,246					9,304
Stock option expense	-	-			1,536					1,536
Net contribution from non-controlling interest	-	-	-	-	-	-	-	-	33	33
Net income attributable to non-controlling interest	-	-		-	-			-	(479)	(479)
Net loss attributable to Terra Tech Corp.	-	-		-	-			(53,672)	-	(53,672)
Balance at September 30, 2020	8	$-	211,571,970	$214	$274,370	2,308,412	$(808)	$(243,358)	$4,738	$35,156

(1) Adjusted to reflect the 1 for 15 reverse stock split. See Note 1 Description of Business.

TERRA TECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(UNAUDITED)

(in thousands, except for Shares)

	Preferred Stock
	Convertible				Additional				Non-
	Series A		Common Stock		Paid-In	Treasury Stock		Accumulated	Controlling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Total
Balance at December 31, 2018	12	$-	81,759,415	$82	$236,543	-	$-	$(142,754)	$1,003	$94,874
Opening balance sheet adjustment - ASC 842	-	-	-	-	-		-	-	-	-
Stock compensation - employees	-	-	564,799	1	428		-	-	-	428
Stock compensation - directors	-	-	173,610	0	102	-	-	-	-	102
Stock compensation - services expense	-	-	66,376	0	59		-	-	-	59
Stock cancellation	-	-	(60,000)	-	(58)	-	-	-	-	(58)
Debt conversion - common stock	-	-	25,251,122	25	12,656	-	-	-	-	12,681
Stock issued for cash	-	-	7,461,833	7	4,493	-	-	-	-	4,500
Stock option expense	-	-	-	-	3,314	-	-	-	-	3,314
Beneficial conversion feature - convertible notes	-	-	-	-	5,862		-	-	-	5,862
Series A	(4)	-	-		-	4	-	-	-	-
Common Stock	-	-				2,308,408	(808)	-	-	(808)
Consolidation of NuLeaf joint venture	-	-	-	-	-	-	-	-	5,402	5,402
Acquisition of non-controlling interest	-	-	-	-	(5,136)		-	-	(633)	(5,770)
Contribution (distribution) from non-controlling interest	-	-	-	-	-	-	-	-	702	702
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	-	(57)	(57)
Net loss attributable to Terra Tech Corp.	-	-	-	-	-	-	-	(30,621)	-	(30,621)
Balance at September 30, 2019	8	$-	115,217,155	$115	$258,262	2,308,412	$(808)	$(173,375)	$6,416	$90,610

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

On February 14, 2020, the Company acquired OneQor Technologies, Inc. (“OneQor”). The acquisition of OneQor was accounted for in accordance with ASC 805-10, “Business Combinations.” OneQor is a cannabinoid-focused company, concentrating on the development, manufacturing, and delivery of patented, proprietary over-the-counter CBD products to established suppliers and consumer brands. Refer to Note 13, “Business Combinations” for additional information regarding the transaction. On July 31, 2020, due to a lack of growth in customer acquisition and revenue during the COVID-19 pandemic, the Company made the decision to suspend OneQor operations and layoff the OneQor staff.

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

Revision of Previously Issued Financial Statements

On October 26, 2017, the Company entered into joint venture agreements with NuLeaf Sparks Cultivation, LLC and NuLeaf Reno Production, LLC (collectively “NuLeaf”) to build and operate cultivation and production facilities of cannabis products in Nevada. In February 2019, we amended and restated the NuLeaf agreements and obtained control of the operations of NuLeaf. The Company has determined these entities are variable interest entities in which the Company is the primary beneficiary by reference to the power and benefits criterion under ASC 810, “Consolidation.” The provisions within the amended agreement grant the Company the power to manage and make decisions that affect the operation of these entities. As the primary beneficiary of NuLeaf Sparks Cultivation, LLC and NuLeaf Reno Production, LLC, the Company began consolidating the accounts and operations of these entities as of March 1, 2019. All intercompany transactions are eliminated in the consolidated financial statements. On March 1, 2019, we remeasured our equity method investment in NuLeaf to fair value and consolidated the results of NuLeaf in our consolidated financial statements and report its results in our cannabis segment.

During the year ended December 31, 2019, management finalized the accounting for the transaction, and recorded a measurement period adjustment that increased net loss by $6.63 million (see Note 4, “Variable Interest Entities” for a description of the transaction). The Company has revised the condensed unaudited consolidated statement of operations and condensed unaudited consolidated statements of stockholders’ equity for the nine months ended September 30, 2019 to restate the loss on remeasurement of our equity interests in NuLeaf to equal the loss as reported at the close of the measurement period. The revision resulted in a decrease in accumulated deficit and net loss reported as of and during the nine months ended September 30, 2019 of $1.07 million.

Going Concern

The accompanying unaudited condensed financial statements have been prepared assuming that we will continue as a going concern. In an effort to achieve liquidity that would be sufficient to meet all of our commitments, we have undertaken a number of actions, including minimizing capital expenditures, and reducing recurring expenses. However, we believe that even after taking these actions, we may not have sufficient liquidity to satisfy all of our future financial obligations. The risks and uncertainties surrounding the timing of the close of our pending asset sales in Nevada, our limited capital resources, and the weak industry conditions stemming from the COVID-19 pandemic that are impacting our business raise substantial doubt as to our ability to continue as a going concern. See Note 19, “Going Concern” of the Notes to Consolidated Financial Statements.

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

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company held one investment at fair value as of September 30, 2020. Refer to Note 10, “Fair Value Measurements” for details.

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

Advertising Expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses - Advertising Cost.” Advertising expenses totaled $0.21 million and $1.32 million the nine months ended September 30, 2020 and 2019, respectively.

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

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”. The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. At September 30, 2020 and 2019, such net operating losses were offset entirely by a valuation allowance.

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

Loss Per Common Share

In accordance with the provisions of ASC 260, “Earnings Per Share”, net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the nine months ended September 30, 2020 and 2019. Therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for all years.

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	Nine Months Ended September 30,
	2020	2019

Common stock warrants	1,088,278	1,170,540
Common stock options	16,259,670	12,365,295
	17,347,948	13,535,835

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

Recently Adopted Accounting Standards

FASB Accounting Standards Update (“ASU”) No. 2016-13  “Measurement of Credit Losses on Financial Instruments” Issued in June 2016,

ASU 2016-13 replaces the “incurred loss” credit losses framework with a new accounting standard that requires management's measurement of the allowance for credit losses to be based on a broader range of reasonable and supportable information for lifetime credit loss estimates. Effective January 1, 2020, the Company adopted the standard.   It has had no material impact.

NOTE 3 - CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in several financial institutions that are insured by either the Federal Deposit Insurance Corporation or the National Credit Union Association up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations and it maintains significant cash on hand at certain of its locations. The Company has not historically experienced any material loss from carrying cash on hand. The amount in excess of insured limitations was $0.65 million as September 30, 2020 and was $0.18 million as of December 31, 2019.

The Company provides credit in the normal course of business to customers located throughout the U.S. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. There were no customers that comprised more than 10.0% of the Company’s revenue for the nine months ended September 30, 2020 and 2019.

The Company sources cannabis products for retail, cultivation and production from various vendors. However, as a result of regulations in the State of California, the Company’s California retail, cultivation and production operations must use vendors licensed by the State. As a result, the Company is dependent upon the licensed vendors in California to supply products. If the Company is unable to enter into a relationship with sufficient members of properly licensed vendors, the Company’s sales may be impacted. During the nine months ended September 30, 2020, we did not have any concentration of vendors for inventory purchases. However, this may change depending on the number of vendors who receive appropriate licenses to operate in the State of California.

NOTE 4 - VARIABLE INTEREST ENTITIES

NuLeaf, Inc.

On October 26, 2017, the Company entered into operating agreements with NuLeaf, Inc. and formed NuLeaf Sparks Cultivation, LLC and NuLeaf Reno Production, LLC (collectively “NuLeaf”) to build and operate cultivation and production facilities of cannabis products in Nevada. The agreements were subject to approval by the State of Nevada, the City of Sparks and the City of Reno in Nevada. Under the terms of the agreements, the Company remitted to NuLeaf an upfront investment of $4.50 million in the form of convertible loans bearing an interest rate of 6% per annum. On June 28, 2018, the Company received approval from the State of Nevada. The remaining required approvals from local authorities were received in July 2018. As a result, the notes receivable balance was converted into a 50% ownership interest in NuLeaf. The investment in NuLeaf was recorded at cost and accounted for using the equity method as of December 31, 2019.

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

Year to date revenue and net loss attributed to NuLeaf is $4.96 million and $1.26 million, respectively. The aggregate carrying values of Sparks Cultivation, LLC and NuLeaf Reno Production, LLC assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows:

	(in thousands)
	September 30,	December 31,
	2020	2019
Current assets:
Cash	$489	$243
Accounts receivable, net	74	16
Inventory	3,699	2,910
Prepaid expenses and other current assets	72	35
Total current assets	4,334	3,204

Property, equipment and leasehold improvements, net	7,807	9,543
Other assets	554	598

TOTAL ASSETS	$12,695	$13,344

Liabilities:
Total current liabilities	$391	$213
Total long-term liabilities	335	415

TOTAL LIABILITIES	$726	$628

NOTE 5 - INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Hydrofarm

On August 28, 2018, the Company entered into a Subscription Agreement with Hydrofarm Holdings Group, Inc. (“Hydrofarm”), one of the leading independent providers of hydroponic products in North America, pursuant to which the Company agreed to purchase from Hydrofarm and Hydrofarm agreed to sell to the Company 2,000,000 Units, each Unit consisting of one share of common stock and one warrant to purchase one-half of a share of common stock for an initial exercise price of $5.00 per share, for $2.50 per unit for an aggregate purchase price of $5.00 million. The $5.00 million investment in Hydrofarm was recorded at cost and is included in Investments on the unaudited consolidated balance sheet as of September 30, 2020.

Edible Garden

On March 30, 2020, Edible Garden Corp. (“Edible Garden”), a wholly-owned subsidiary of Terra Tech Corp. (the “Company”), entered into and closed an Asset Purchase Agreement (the “Purchase Agreement”) with Edible Garden Incorporated (the “Purchaser”), pursuant to which Edible Garden sold and the Purchaser purchased substantially all of the assets of Edible Garden. The consideration paid for the assets included two option agreements to purchase up to a 20% interest in the Purchaser for a nominal fee. The first option gives the Company the right to purchase a 10% interest in the Purchaser for one dollar at any time between the one and five-year anniversary of the transaction, or at any time should a change in control event or public offering occur. The second option gives the Company the right to purchase an additional 10% interest in the Purchaser for one dollar at any point prior to the five-year anniversary of the transaction. The options were recorded at fair value and are included in Investments in the unaudited consolidated balance sheet as of September 30, 2020. Refer to Note 10, “Fair Value Measurements” for additional details on management’s approach to estimating the fair value of options.

NOTE 6 - INVENTORY

Raw materials consist of material for NuLeaf and IVXX’s line of cannabis pure concentrates. Work-in-progress consists of raw materials, labor and overhead expenses associated with the cultivation and production operations at NuLeaf and Black Oak Gallery. Finished goods consists of cannabis products sold in retail.

Inventory as of September 30, 2020 and December 31, 2019 consisted of the following:

	(in thousands)
	September 30,	December 31,
	2020	2019

Raw materials	$1,389	$2,400
Work-in-progress	3,056	3,142
Finished goods	406	275
Inventory reserve	-	(1,483)

Total inventory	$4,851	$4,334

NOTE 7 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment, and leasehold improvements, net consists of the following:

	(in thousands)
	September 30,	December 31,
	2020	2019

Land and building	$11,206	$11,206
Furniture and equipment	2,700	2,787
Computer hardware	210	299
Leasehold improvements	16,386	16,545
Construction in progress	10,153	9,676

Subtotal	40,655	40,513
Less accumulated depreciation	(7,310)	(5,044)

Property, equipment and leasehold improvements, net	$33,345	$35,469

Depreciation expense related to property, equipment and leasehold improvements for the nine months ended September 30, 2020 and 2019 was $2.83 million and $2.86 million, respectively.

Assets Divested

Blum Santa Ana

On February 26, 2020, the Company agreed to transfer governance and control of our dispensary operation located at 2911 Tech Center Drive, Santa Ana, CA to Martin Vivero and Tetra House Co. (“Tetra”), who are unaffiliated third parties. The company received $2.00 million at closing and $1.45 million during the 3rd Quarter of 2020 in exchange for these assets.MediFarm So Cal Inc. (“MediFarm So Cal”), a wholly-owned subsidiary of the Company, terminated the existing management services agreement with 55 OC Community Collective Inc. (“55 OC”). 55 OC is a mutual benefit corporation which holds a cannabis license with the City of Santa Ana in the State of California. Previously, MediFarm So Cal managed the dispensary known as “Blum Santa Ana” under the license of 55 OC. Control of 55 OC was transferred to Mr. Vivero and Tetra House Co. via a new management services agreement and the appointment of Mr. Vivero to the Board of Directors of 55 OC, which was pending final regulatory approval as of the date of our report.

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

NOTE 8 - INTANGIBLE ASSETS AND GOODWILL

Intangible Assets, Net

Intangible assets, net consisted of the following:

	(in thousands)
	September 30,	December 31,
	2020	2019
Amortizing Intangible Assets:
Customer relationships	$7,400	$7,860
Dispensary licenses	10,270	10,270
Trade name	196	196

Gross carrying amount	17,865	18,326

Accumulated Amortization	(10,757)	(8,525)

Total intangible assets, net	7,108	9,801

Indefinite-lived intangible assets:
Trade Name	920	5,070

Total Indefinite-Lived Intangible Assets	920	5,070

Total Intangible Assets, Net	$8,028	$14,871

Amortization expense for the nine months ended September 30, 2020 and 2019 was $2.23 million and $2.26 million, respectively.

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

During the first three quarters of 2020, the impact of COVID-19 on the retail industry had a negative impact on our revenues and management was forced to limit store operating hours due to the pandemic. Management believes the COVID-19 outbreak will continue to have a material negative impact on the Company’s financial results. These factors, including management’s revised forecast for the future performance of our Black Oak Gallery reporting unit, indicated the carrying value of Black Oak Gallery’s customer relationships and trade name may not be recoverable. Management evaluated the recoverability of the customer relationships using level 3 inputs and a probability-weighted approach to assess the potential impact of a long-term decline in our existing customer base due to the COVID-19 pandemic. The recoverability test indicated that the book value of customer relationships exceeded fair value as of September 30, 2020. As a result, the Company recognized an impairment charge of $0.08 million in the third quarter of 2020 and an impairment of $0.46 million for the nine months ended September 30, 2020.

Management completed the annual test of impairment of the Black Oak Gallery trade name using level 3 inputs and an income approach. The recoverability test indicated that the book value of the trade name exceeded the fair value as of September 30, 2020. As a result, the Company recognized an impairment charge of $1.67 million in the third quarter of 2020.  For the nine months ended September 30, 2020 the impairment charge totaled $4.15 million.

Goodwill

The table below summarizes the changes in the carrying amount of goodwill during the nine months ended September 30, 2020:

(in thousands)
Balance at December 31, 2019	$21,471
Impairment	(15,300)
Balance at September 30, 2020	$6,171

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

During the third quarter of 2020, COVID-19 and the aftermath of civil unrest in Oakland, California continued to have a material negative impact on the financial results of the Black Oak Gallery reporting unit. The Company completed its annual testing for impairment as of September 30, 2020 using the Guideline Public Company method. The results of the step one assessment indicated the carrying value of the reporting unit exceeded the fair value by $8.35 million as of September 30, 2020. As a result, the Company recognized an impairment charge of $8.35 million during the third quarter of 2020.

NOTE 9 - NOTES PAYABLE

Notes payable consist of the following:

	(in thousands)

	September 30,	December 31,
	2020	2019
Promissory note dated November 22, 2017, issued for the purchase of real property. Matures December 1, 2020, with an option to extend the maturity date 1 year. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter up to 13.5%. In the event of default, the note is convertible at the holder's option.	$-	$4,500
Promissory note dated January 18, 2018, issued for the purchase of real property. The promissory note is collateralized by the land and building purchased and matures February 1, 2021, with an option to extend the maturity date 1 year. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter up to 13.0%. The full principle balance and accrued interest are due at maturity. In the event of default, the note is convertible at the holder's option.	6,500	6,500
Promissory note dated October 5, 2018, issued for the purchase of real property. Matures October 5, 2021. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter up to 13.5%. In the event of default, the note is convertible at the holder's option.	1,600	1,600
Promissory note dated June 11, 2019, issued to accredited investors, which matures December 11, 2020 and bears interest at a rate of 7.5% per annum. The conversion price is $4.50 or 87% of the average of the two (2) lowest VWAPs in the thirteen (13) trading days prior to the conversion date.	2,900	4,000
Promissory note dated October 21, 2019, issued to accredited investors, which matures April 21, 2021 and bears interest at a rate of 7.5% per annum. The conversion price is $4.50 or 87% of the average of the two (2) lowest VWAPs in the thirteen (13) trading days prior to the conversion date.	775	1,500
Secured promissory note dated December 30, 2019, issued to Matthew Lee Morgan Trust (a related party), which matures December 30, 2020, and bears interest at a rate of 10% per annum. The note is secured by the Company's HydroFarm investment.	500	500
Secured promissory note dated January 10, 2020, issued to an unaffilitated third party. The note matures on January 10, 2021 and incurs an interest rate of 15.0% per annum.	1,000	-
Promissory note dated May 4, 2020, issued to Harvest Small Business Finance, LLC, an unaffiliated third party. Loan is part of the Paycheck Protection Program ("PPP Loan") offered by the U.S. Small Business Administration. The interest rate on the note is 1%. The note requires interest and principle payments seven months from April 2020. The note matures in two years.	562	-
Promissory note dated July 29, 2020, issued to an unaffilitated third party. The note incurs an interest rate of 8% per annum and matures on April 28, 2021.	1,000	-
Secured promissory note dated September 30, 2020 issued to an unaffiliated third party. The loan accrues interest at a rate of 10% per annum and matures on December 31, 2020.	73	-

Notes payable - promissory notes & mortgages	$14,910	$18,600
Vehicle loans & other loan agreements	32	46
Less: Short term debt, net of discounts	(12,855)	(11,021)
Less: Debt discount	(210)	(1,055)
Net Long Term Debt	$1,877	$6,570

2018 Master Securities Purchase and Convertible Promissory Notes Agreement

In March 2018, the Company entered into the 2018 Master Securities Purchase Agreement with an accredited investor pursuant to which the Company sells to the accredited investor 7.5% Senior Convertible Promissory Notes in eight tranches of $5.00 million, for a total of $40.00 million. The Company converted $1.83 million of convertible notes into shares of the Company’s common stock during the nine months ended September 30, 2020. As of September 30, 2020, $3.68 million of principle remains outstanding.

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

During the nine months ended September 30, 2020, the Company converted debt and accrued interest into 27,694,593 shares of the Company’s common stock.

Additional Financing Arrangements

On December 30, 2019, the Company issued a promissory note to Matthew Lee Morgan Trust (a related party), which matures on December 30, 2020.The note accrues interest at a rate of 10% per annum. The note is secured by the Company’s HydroFarm investment.

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

On July 29, 2020, the Company issued a promissory note to an unaffiliated third party, in the amount of $1.00 million. The note incurs interest at a rate of 8.00% per annum and matures on April 28, 2021.

On September 30, 2020, the Company issued a promissory note to an unaffiliated third party, in the amount of $0.07 million. The note accrues interest at a rate of 10.00% per annum and matures on December 31, 2020.

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

Management estimated the fair value of the options using the Black-Scholes model, utilizing level 3 inputs that included the stock price, annual volatility, and the probability the second option will be terminated due to repayment of the secured promissory note. The estimated fair value of the options was $0.33 million as of September 30, 2020. The options are included in Investments in the unaudited consolidated balance sheet.

NOTE 11 - EQUITY

Common Stock

During the nine months ended September 30, 2020, senior secured convertible promissory notes and accrued interest in the amount of $2.25 million were converted into 27,694,543 shares of common stock.

During the nine months ended September 30, 2020, the Company issued 5,248,249 shares of common stock for compensation in the amount of $0.61 million.

NOTE 12 - STOCK-BASED COMPENSATION

2016 & 2018 Equity Incentive Plans

In the first quarter of 2016, the Company adopted the 2016 Equity Incentive Plan. In the fourth quarter of 2018, the Company adopted the 2018 Equity Incentive Plan. On February 14, 2020, the Company amended the number of shares reserved for issuance under the 2018 Equity Incentive Plan to 43,976,425. The following table contains information about the 2016 and the 2018 Equity Incentive Plans as of September 30, 2020:

	Awards Reserved for Issuance	Awards Outstanding	Awards Available for Grant

2016 Equity incentive plan	2,000,000	544,397	1,455,603
2018 Equity incentive plan	43,976,425	15,055,708	28,920,717

Stock Options

The following table summarizes the Company’s stock option activity and related information for the nine months ended September 30, 2020:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options

Options outstanding as of January 1, 2020	12,365,295	$0.46

Options granted	10,559,090	$0.07
Options exercised	-	$-
Options forfeited	(6,566,667)	$1.29
Options expired	(248,048)	$1.33
Options outstanding as of September 30, 2020	16,109,670	$0.46	9.0 years	$-
Options exercisable as of September 30, 2020	5,593,814	$0.91	8.4 years	$-

As of September 30, 2020, there was $1.54 million total unrecognized stock-based compensation. Such costs are expected to be recognized over a weighted-average period of approximately 2.58 years. The weighted average fair value of options exercisable as of September 30, 2020 was $0.80.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following weighted-average assumptions were used to calculate stock-based compensation for issuances during the three months ended September 30, 2020:

	September 30,	September 30,
	2020	2019
Expected term (years)	6 Years	6 Years
Volatility	104.2%	115.7%
Risk-free interest rate	0.5%	1.9%
Dividend yield	0%	0%

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

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted grants of common stock to employees, directors and non-employee consultants in the consolidated statement of operations which are included in selling, general and administrative expenses, within continuing operations:

	(in thousands except for shares / options)

	For the Three Months Ended
	September 30, 2020		September 30, 2019
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense	Number of Shares or Options Granted	Stock-Based Compensation Expense

Stock options	909,090	$298	143,848	$1,078

Stock grants:
Employees (common stock)	-	-	91,465	38
Directors (common stock)	1,082,700	119	173,610	102
Non–employee consultants (common stock)	84,615	11	0	0

Total stock–based compensation expense		$428		$1,218

	For the Nine Months Ended
	September 30, 2020			September 30, 2019
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense		Number of Shares or Options Granted	Stock-Based Compensation Expense

Stock options	10,559,090	$1,536		4,144,666	$3,314

Stock grants:
Employees (common stock)	3,179,544	58	(a)	564,799	428
Directors (common stock)	909,090	19	(b)	173,610	102
Non–employee consultants (common stock)	1,159,615	59		66,376	59

Total stock–based compensation expense		$1,672			$3,904

(a) Expense for Q1 grants attributed to 2019 bonuses was recorded in 2019.

(b) Clawback of shares granted in 2019.

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

During the nine months ended September 30, 2020, the Company recognized $1.07 million of revenue and a net loss of $12.07 million from OneQor. In the view of management, goodwill reflects the future cash flow expectations for OneQor’s market position in the growing CBD industry, synergies and the assembled workforce. Goodwill recorded for the OneQor transaction is non-deductible for tax purposes.

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

The unaudited pro-forma supplemental information is based on estimates and assumptions that the Company believes are reasonable. The supplemental unaudited pro-forma financial information is presented for comparative purposes only and is not necessarily indicative of what the Company’s financial position or results of operations actually would have been had the Company completed the acquisitions at the dates indicated, nor is it intended to project the future financial position or operating results of the Company as a result of the OneQor acquisition.  Please note that in the 3rd Quarter of 2020 OneQor was moved to Discontinued Operations, however for the tables below it’s being added to Continuing Operations.

(in thousands)
For the Nine Months Ended
September 30, 2020

Pro-forma revenues	$11,182
Pro-forma net loss from continuing operations	$(52,330)

	(in thousands)
	For the Three Months Ended	For the Nine Months Ended
	September 30, 2019	September 30, 2019

Pro-forma revenues	$5,607	$12,391
Pro-forma net loss from continuing operations	$(9,411)	$(32,440)

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

The Company occupies office facilities under lease agreements that expire at various dates. In addition, office, production and transportation equipment is leased under agreements that expire at various dates. The Company does not have any significant finance leases. Total operating lease costs were $0.68 million in the nine months ended September 30, 2020. Short-term lease costs during the nine months ended September 30, 2020 were not material.

Cash paid for amounts included in operating lease liabilities was $1.17 million for the nine months ended September 30, 2020. As of September 30, 2020, short term lease liabilities of $0.85 million are included in “Accounts Payable and Accrued Expenses” on the unaudited consolidated balance sheet. The table below presents total operating lease ROU assets and lease liabilities as of September 30, 2020:

(in thousands)
Nine Months Ended September 30,
2020
Operating lease ROU assets	$8,553
Operating lease liabilities	9,301

The table below presents the maturities of operating lease liabilities as of September 30, 2020:

(in thousands)
Operating
Leases
2020	$1,680
2021	1,745
2022	2,587
2023	1,885
2024	1,590
Thereafter	6,486
Total lease payments	15,973
Less: payments made to date 2020	(1,201)
Less: discount	(5,471)
Total operating lease liabilities	$9,301

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets:

Nine Months Ended September 30,
2020
Weighted average remaining lease term (years)	8.3
Weighted average discount rate	11.5%

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

NOTE 16 - DISCONTINUED OPERATIONS

On May 8, 2019, MediFarm LLC, a wholly-owned subsidiary of Terra Tech Corp. (the “Company”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Picksy, LLC (the “Purchaser”) pursuant to which the Company agreed to sell and the Purchaser agreed to purchase substantially all of the assets of the Company related to the Company’s dispensary located at 1130 East Desert Inn Road, Las Vegas, NV 89109 (the “Business”). The aggregate consideration to be paid for the Business is $10.00 million, of which $7.20 million is cash (the “Purchase Price”). A portion of the Purchase Price is payable by the Purchaser pursuant to a 12 month Secured Promissory Note with a principal amount of $2.80 million (the “Note”). The Note is secured by all the assets sold pursuant to the Purchase Agreement. In conjunction with the Note, Purchaser and the Company entered into a Security Agreement granting the Company a security interest in all the assets sold pursuant to the Purchase Agreement. The transaction is subject to approval by the Nevada Department of Taxation and is expected to close promptly following receipt of such approval. As of September 30, 2020, we are still awaiting regulatory approval.

On August 19, 2019, MediFarm I LLC, a wholly-owned subsidiary of Terra Tech Corp. (the “Company”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Picksy Reno, LLC (the “Purchaser”) pursuant to which the Company agreed to sell and the Purchaser agreed to purchase substantially all of the assets of the Company related to the Company’s dispensary located at 1085 S Virginia St Suite A, Reno, NV 89502 (the “Business”). The aggregate consideration to be paid for the Business is $13.50 million, of which $9.30 million is cash (the “Purchase Price”). A portion of the Purchase Price is payable by the Purchaser pursuant to a 12 month Secured Promissory Note with a principal amount of $4.20 million (the “Note”). The Note is secured by all the assets sold pursuant to the Purchase Agreement. In conjunction with the Note, Purchaser and the Company entered into a Security Agreement granting the Company a security interest in all the assets sold pursuant to the Purchase Agreement. The transaction is subject to approval by the Nevada Department of Taxation and is expected to close promptly following receipt of such approval. As of September 30, 2020, we are still awaiting regulatory approval.

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

As of September 30, 2020, Management classified a real estate asset held in California and a real estate asset held in Nevada as available-for-sale, as they met the criteria of ASC 360-10-45-9. Assets divested, as disclosed in Note 7, “Property, Equipment and Leasehold Improvements,” are included in discontinued operations.

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

As of September 30, 2020, Management has suspended the operations of OneQor Technologies due to (i) a lack of proper growth in customer acquisition and revenue for this CBD operation during the COVID-19 pandemic and (ii) the overall financial health of the Company as a result of COVID-19 and social unrest. The Company plans to focus its attention and resources on growing its THC business.

Operating results for the discontinued operations were comprised of the following:

	(in thousands)		(in thousands)
	Three Months ended September 30,		Nine Months ended September 30,
	2020	2019	2020	2019
Total revenues	$203	$6,283	$3,478	$17,491
Cost of goods sold	94	3,458	2,755	9,646

Gross profit	109	2,825	723	7,845

Selling, general and administrative expenses	1,355	3,466	5,224	9,440
Impairment of Assets	4,043	-	10,359	-
(Gain) / Loss on sale of assets	(1,203)	9	1,994	9

Income (Loss) from operations	$(4,086)	$(650)	$(16,854)	$(1,604)

Other income (expense)	(113)	(161)	(488)	(531)

Income (Loss) from discontinued operations	$(4,199)	$(811)	$(17,342)	$(2,135)

Income (Loss) from discontinued operations per common share attributable to Terra Tech Corp common stockholders - basic and diluted	$(0.05)	$(0.01)	$(0.09)	$(0.02)

The carrying amounts of the major classes of assets and liabilities for the discontinued operations are as follows:

	(in thousands)
	September 30, 2020	December 31, 2019
Accounts receivable, net	$97	1,096
Inventory	19	1,073
Prepaid expenses and other assets	67	271
Property, equipment and leasehold improvements, net	2,769	15,069
Intangible assets, net	-	399
Goodwill	-	6,251
Other assets	212	1,079

Assets of discontinued operations	$3,164	$25,238

Accounts payable and accrued expenses	$984	$3,285
Deferred gain on sale of assets	7,236	3,750
Liabilities of discontinued operations	$8,220	$7,035

NOTE 17 - SEGMENT INFORMATION

During 2018, the Company acquired additional real property and determined that a previously insignificant operating segment “Real Estate and Construction” was significant and was a reportable segment requiring disclosure in accordance with ASC 280. As of September 30, 2020, the majority of our real property is included in discontinued operations. The largest entity within the Real Estate and Construction segment is Dyer.Throughout 2020, our Dyer entity has been included in the Cannabis segment for internal reporting as it was planned to be an operational Cannabis Dispensary by late 2020.As of September 30, 2020, the “Real Estate and Construction” has been merged with our “Cannabis Dispensary, Cultivation, and Production” reportable segment. Thus the Company has only one reportable segment.

During the second Quarter ended June 30, 2020, the “Herbs and Produce Products” segment was discontinued and is included in discontinued operations. Prior period information below has been revised to conform to current period presentation.

NOTE 18 - LITIGATION AND CLAIMS

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued if such disclosure is necessary for the Company’s financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there were no material matters that required an accrual as of September 30, 2020.

NOTE 19 - GOING CONCERN

We have incurred significant losses in prior periods. For the nine months ended September 30, 2020, we incurred a net loss of $53.67 million and cash outflows from operations were $12.58 million. For the year ended December 31, 2019, we incurred a net loss of $46.93 million, cash outflows from operations of $14.74 million, and, as of that date, we had an accumulated deficit of $189.69 million. We expect to experience further significant net losses in 2020 and the foreseeable future.

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

NOTE 20 - SUBSEQUENT EVENTS

On October 12, 2020, the Company announced the resignation of Matthew Morgan, its Chief Executive Officer.  Mr. Morgan forfeited 14,616,118 shares of common stock of Terra Tech issued to him pursuant to the merger between the Company and OneQor Technologies.  The shares will be cancelled and retired on the books and records of Terra Tech.  The Matthew Lee Morgan Trust holds a $0.50 million note that is payable by Terra Tech on December 30, 2020.   The Trust grants to Terra Tech an expiring, one-time $0.25 million credit which it may use solely as an offset against the Note.

On October 12, 2020, the Board of Directors of the Company appointed Mr. Nahass to the position of Chief Executive Officer, effective October 12, 2020. Mr. Nahass has served as a Director since January 26, 2012, and as the Company’s President and Chief Operating Officer since November 6, 2017.  Mr. Nahass forfeited 3,654,030 shares of common stock of Terra Tech issued to him pursuant to the merger between the Company and OneQor Technologies.  The shares will be cancelled and retired on the books and records of Terra Tech.

On October 22, 2020, the Company agreed to an amendment to its August 19, 2019 Asset Purchase Agreement with Picksy Reno LLC (Mystic Holdings, Inc) to substitute shares Mystic common stock for the cash portion of the purchase price that was due at closing.  The cash portion is $8,332,096.  There are safeguards in the amendment that help to assure that Terra Tech will be able to liquidate the Mystic LLC stock for a minimum of $8,332,096.

Subsequent to September 30, 2020, senior convertible promissory notes and accrued interest in the amount of $0.05 million and $0.01 million, respectively, were converted into 1,037,314 shares of common stock.

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

On February 14, 2020, the Company acquired OneQor Technologies, Inc. (“OneQor”). The acquisition of OneQor was accounted for in accordance with ASC 805-10, “Business Combinations.” OneQor is a cannabinoid-focused company, concentrating on the development, manufacturing, and delivery of patented, proprietary over-the-counter CBD products to established suppliers and consumer brands. Due to a lack of growth in customer acquisition and revenue during the COVID-19 pandemic, the Company made the decision to suspend OneQor operations and layoff the OneQor staff during the third quarter of 2020.

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

Our Operations

We are organized into one reportable segment: Cannabis Dispensary, Cultivation and Production, which includes cannabis-focused retail, cultivation and production operations

Our consolidated net revenue for each of the three months and nine months ended September 30, 2020 and 2019 were as follows:

	(in thousands)
	Total Revenue		Percentage of Total Revenue
	Three Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019

Total Terra Tech	$3,053	$5,477	100.0%	100.0%

	(in thousands)
	Total Revenue		Percentage of Total Revenue
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Total Terra Tech	$9,806	$12,000	100.0%	100.0%

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

Employees

As September 30, 2020, we had 60 employees.

RESULTS OF OPERATIONS

The impact of moving the Nevada Dispensaries, Edible Garden, and OneQor into discontinued operations was as follows on revenue and gross profit.

Revenue & Gross Profit Breakdown
Continuing & Discontinued Operations	Three Months Ended Septmeber 30				Nine Months Ended September 30
(in thousands)			Variance vs. 2019 Fav / (Unfav)				Variance vs. 2019 Fav / (Unfav)
	2020	2019	$-Amt	%	2020	2019	$-Amt	%
Revenue
Continuing Operations	$3,053	$5,477	$(2,424)	-44.3%	$9,806	$12,000	$(2,194)	-18.3%
Discontinued Operations	203	6,283	(6,080)	-96.8%	3,478	17,491	(14,013)	-80.1%
Total Revenue	3,256	11,760	(8,504)	-72.3%	13,284	29,491	(16,207)	-55.0%

Cost of Goods Sold
Continuing Operations	1,615	2,295	680	29.6%	4,796	4,917	121	2.5%
Discontinued Operations	94	3,458	3,364	97.3%	2,755	9,646	6,891	71.4%
Total Cost of Goods Sold	1,709	5,753	4,044	70.3%	7,551	14,563	7,012	48.1%

Gross Profit $
Continuing Operations	$1,438	$3,182	$(1,744)	-54.8%	$5,010	$7,083	(2,073)	-29.3%
Discontinued Operations	109	2,825	(2,716)	-96.1%	723	7,845	(7,122)	-90.8%
Total Gross Profit $	1,547	6,007	(4,460)	-74.2%	5,733	14,928	(9,195)	-61.6%

Gross Profit %
Continuing Operations	47.1%	58.1%	-11.0%	pts	51.1%	59.0%	-7.9%	pts
Discontinued Operations	53.7%	45.0%	8.7%	pts	20.8%	44.9%	-24.1%	pts
Total Gross Profit %	47.5%	51.1%	-3.6%	pts	43.2%	50.6%	-7.5%	pts

On the weekend of May 29th - 31st, 2020 our Oakland and San Leandro stores were damaged during civil unrest causing both stores to close as damage was assessed and repaired. The San Leandro store was closed for all of June and reopened July 16, 2020. The Oakland store sustained more damage and reopened on October 2, 2020. The company maintains property and business interruption insurance policies which mitigated the total loss incurred.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Revenues

For the three months ended September 30, 2020, we generated revenues of $3.05 million, compared to $5.48 million for the three months ended September 30, 2019, a decrease of $2.42 million or 44.3 percent. The decrease was due to the combined impact of COVID-19 and civil unrest. COVID-19 has reduced customer traffic and sales volume, while the civil unrest has resulted in damage and closure of one of our dispensaries for half of the month of July and the other for the entire quarter.

Gross Profit

Our gross profit for the three months ended September 30, 2020 was $1.44 million, compared to a gross profit of $3.18 million for the three months ended September 30, 2019, a decrease of $1.74 million or 54.8 percent. The decrease in gross margin was mainly due to our revenue decrease, but was also impacted by higher cost of sales. The cost of sales were negatively impacted by lower customer traffic which led to suboptimal purchasing volume which in turn pushed up unit cost.

Selling, General and Administrative Expenses and Other Operating Expenses

Selling, general and administrative expenses for the three months ended September 30, 2020 were $5.59 million, compared to $9.32 million for the three months ended September 30, 2019, an decrease of $3.73 million or 40.0 percent. The decrease was primarily due to (i) a $0.88 million decrease in salaries & wages, (ii) a $0.82 million decrease in legal expenses, (iii) a $0.78 decrease in option expense, (iv) a $0.52 million decrease in professional fees, (v) a $0.30 million decrease in bank service charges, (vi) a $0.22 million decrease in insurance expense, and (vii) a $0.19 million decrease in advertising / promotional expense. In summary, the SG&A expenses for the quarter were down significantly from the same quarter last year as a result of a smaller operations footprint and less corporate spending in support of that smaller operations footprint. Other operating expenses increased by $10.51 million. This was due to impairment of intangibles and goodwill charges stemming from our annual goodwill and intangibles review.

Operating Income (Loss)

We realized an operating loss of $13.94 million for the three months ended September 30, 2020, compared to an operating loss of $5.41 million for the three months ended September 30, 2019, an increase in loss of approximately $8.84 million.

Other Income (Expense)

Other expense for the three months ended September 30, 2020 was $0.16 million. This was down by $2.54 million or 94.2 percent compared to $2.70 million expense for the three months ended September 30, 2019. This was attributable to lower interest expense in 2020 and a loss on sale of asset in 2019.

Discontinued Operations

We realized an operating loss for discontinued operations of $4.20 million for the three months ended September 30, 2020. This was an increase in loss of $3.39 million over the three months ended September 30, 2019 when we had a loss of $0.81 million. This decrease is primarily due to the impairment of the OneQor assets.

Net Loss Attributable to Terra Tech Corp.

We incurred a net loss of $18.16 million, or $0.09 per share, for the three months ended September 30, 2020, compared to a net loss of $8.78 million, or $0.08 per share, for the three months ended September 30, 2019.

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

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Revenues

For the nine months ended September 30, 2020, we generated revenues of $9.81 million, compared to $12.00 million for the nine months ended September 30, 2019, a decrease of $2.19 million or 18.3 percent. The year over year decrease was due to the combined impact of COVID-19 and civil unrest in Q2 and Q3 overwhelming the positive results in Q1 when our maturing cannabis operations outperformed Q1 of prior year .

Gross Profit

Our gross profit for the nine months ended September 30, 2020 was $5.01 million, compared to a gross profit of $7.08 million for the nine months ended September 30, 2019, a decrease of $2.07 million or 29.3 percent. The decrease in gross margin was due both decreased revenue and higher cost of sales. The cost of sales were negatively impacted by lower customer traffic which led to suboptimal purchasing volume which in turn pushed up unit cost.

Selling, General and Administrative Expenses and Other Operating Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2020 were $20.41 million, compared to $26.52 million for the nine months ended September 30, 2019, an decrease of $6.11 million or 23.1 percent. The decrease was primarily due to (i) a $1.78 million decrease in option expense and (ii) a $1.51 million decrease in salaries & wages, (iii) a $1.12 million decrease in advertising / promotional expense, (iv) a $0.77 million decrease in professional fees expense, (v) a $0.68 million decrease in insurance expense, (vi) a $0.29 million decrease in bank service fees, (vii) a $0.29 million decrease in legal expenses, and (viii) a $0.21 million decrease in travel expenses. Other operating expenses increased by $19.02 million primarily due to $19.91 million in goodwill and other asset impairment charges for Black Oak Gallery. In comparison, the first nine months of 2019 saw only $0.68 million in impairment charges related to corporate assets.

Operating Income (Loss)

We realized an operating loss of $35.27 million for the nine months ended September 30, 2020, compared to an operating loss of $20.29 million for the nine months ended September 30, 2019, an increase in loss of approximately $14.98 million.

Other Income (Expense)

Other expense for the nine months ended September 30, 2020 was $2.04 million. This was down by $6.61 million or 79.3 percent compared to $8.25 million for the nine months ended September 30, 2019. This was almost entirely attributable to lower interest expense.

Discontinued Operations

We realized an operating loss for discontinued operations of $17.34 million for the nine months ended September 30, 2020. This was an increase in the loss of $15.21 million over the nine months ended September 30, 2019 when we had a loss of $2.14 million. This decrease is primarily due to the $10.36 million impairment charges to OneQor’s assets.

Net Loss Attributable to Terra Tech Corp.

We incurred a net loss of $53.67 million, or $0.29 per share, for the nine months ended September 30, 2020, compared to a net loss of $30.62 million, or $0.30 per share, for the nine months ended September 30, 2019.

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

LIQUIDITY AND CAPITAL RESOURCES

We have never reported net income. We incurred net losses for the nine months ended September 30, 2020 and 2019 and have an accumulated deficit of approximately $243.36 million and $189.69 million at September 30, 2020 and December 31, 2019, respectively.

As of September 30, 2020, we had working capital of ($23.65) million, including $2.34 million of cash compared to working capital of ($18.21) million, including $1.23 million of cash as of December 31, 2019. Current assets were approximately 0.26 times current liabilities as of September 30, 2020, compared to approximately 0.34 times current liabilities as of December 31, 2019.

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

We will be required to raise additional funds through public or private financing, additional collaborative relationships, or other arrangements until we are able to raise revenues to a point of positive cash flow. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the fourth quarter of 2020. However, we continue to evaluate various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. In March 2018 we entered into a $40.0 million 2018 Master Security Purchase Agreement with an accredited investor. As of September 30, 2020, the Company has received $37.4 million under this agreement. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations, or if we are able to raise capital, that it will be available to us on acceptable terms, on an acceptable schedule, or at all.

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

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2020 was $12.89 million, compared to $11.43 million for the nine months ended September 30, 2019, an increase of $1.45 million, or approximately 12.6 percent. The increase in cash used in operating activities was due to primarily to an effort to pay down accounts payable and accrued expense balances. This was partially offset by lower operational volume due to COVID and civil unrest.

Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2020 was $11.23 million, compared to cash used in investing activities of $0.20 million for the nine months ended September 30, 2019, an increase of $11.41 million. During the nine months ended September 30, 2020, cash provided by investing activities was primarily from the sale of our Santa Ana and Decatur dispensaries whereas the 2019 cash used was primarily comprised of expenditures related to the construction of the San Leandro and Oakland facilities.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2020 was $2.77 million, compared to $6.29 million for the nine months ended September 30, 2019, a decrease of $3.52 million, or 55.9 percent. The decrease in cash provided by financing activities for the nine months ended September 30, 2020 was primarily due to: $8.05 million less proceeds from the issuance of debt and $4.25 million less proceeds from issuance of common stock. This was partially offset by $6.25 million less cash used for acquisition of non-controlling interest and $2.15 million less cash used for payment of debt and interest.

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

Interest Rate Risk

As of September 30, 2020, we had no outstanding variable-rate debt and $14.91 million of principal fixed-rate debt.

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

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2020. Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of September 30, 2020.

We regularly assesses the adequacy of our internal controls over financial reporting and enhance our controls in response to internal control assessments and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

2.6	Form of Agreement of Merger, dated March 31, 2016, by and among Generic Merger Sub, Inc., a California corporation and Black Oak Gallery, a California corporation (3)

3.1	Articles of Incorporation dated July 22, 2008 (4)

3.2	Amended Bylaws, dated August 2, 2018 (5)

3.3	Certificate of Amendment dated July 8, 2011 (6)

3.4	Certificate of Change dated July 8, 2011 (6)

3.5	Certificate of Amendment dated January 27, 2012 (1)

3.6	Form of Amended and Restated Articles of Incorporation of Black Oak Gallery, a California corporation (3)

3.7	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock, dated September 27, 2016 (7)

3.8	Certificate of Amendment to Articles of Incorporation, Dated September 26, 2016 (8)

3.9	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock, dated October 3, 2016 (9)

3.10	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock, dated July 26, 2017 (10)

3.11	Amendment of Bylaws, dated June 20, 2018 (11)

3.12	Certificate of Designation for Series A Preferred Stock (12)

3.13	Amended and Restated Certificate of Designation for Series B Preferred Stock (3)

10.1	Executive Employment Agreement, dated as of September 28, 2020 (13)

31.1	Certification of Michael Nahass, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Jeffrey Batliner, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Michael Nahass, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

32.2	Certification of Jeffrey Batliner, Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

__________

*	Filed herewith

(1)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on February 10, 2012
(2)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on May 6, 2013.
(3)	Incorporated by reference to Annual Report on Form 10-K filed with the SEC on March 29, 2016
(4)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-156421), filed with the SEC on December 23, 2008.
(5)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on August 2, 2018.
(6)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-191954), filed with the SEC on October 28, 2013.
(7)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on September 28, 2016
(8)	Incorporated by reference to Annual Report on Form 10-K filed with the SEC on March 16, 2018
(9)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on October 7, 2016
(10)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on July 27, 2017
(11)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on June 22, 2018
(12)	Incorporated by reference to Amendment No. 3 to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on April 19, 2012.
(13)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on September 28, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA TECH CORP.

Date: November 6, 2020	By:	/s/ Jeffrey Batliner
Jeffrey Batliner
Chief Financial Officer

