Form 10-K
period 2020-12-31
Terra Tech Corp.
filed 2021-03-30
CIK 1451512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

888-909-5564

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	TRTC	OTCQX

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

At June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates (based on the closing sale price of the registrant’s Common Stock on the OTC Market Group Inc.’s OTCQX tier, and for the purpose of this computation only, on the assumption that all of the Registrant’s directors and officers are affiliates), was $59,993,444.

As of March 23, 2021, there were 234,062,627 shares of common stock issued and 231,754,219 outstanding, 36,076,555 shares of common stock issuable upon the exercise of all of our outstanding warrants and 8,145,323 shares of common stock issuable upon the exercise of all vested options.

Documents Incorporated by Reference

None

TERRA TECH CORP.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2020

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

Company Overview

Terra Tech is a holding company with the following subsidiaries:

•	620 Dyer LLC, a California corporation ( Dyer );
•	1815 Carnegie LLC, a California limited liability company ( Carnegie );
•	Black Oak Gallery, a California corporation ( Black Oak );
•	Bl m San Leandro, a California corporation ( Bl m San Leandro );
•	GrowOp Technology Ltd., a Nevada corporation ( GrowOp Technology );
•	IVXX, Inc., a California corporation ( IVXX Inc. ; together with IVXX LLC, IVXX );
•	IVXX, LLC, a Nevada limited liability company ( IVXX LLC );
•	MediFarm, LLC, a Nevada limited liability company ( MediFarm );
•	MediFarm I, LLC, a Nevada limited liability company ( MediFarm I );
•	MediFarm II, LLC, a Nevada limited liability company ( MediFarm II ); and
•	MediFarm So Cal, Inc., a California corporation ( MediFarm SoCal )
•	121 North Fourth Street, LLC, a Nevada limited liability company ("121 North Fourth")
•	OneQor Technologies, Inc., a Delaware corporation ("OneQor")

Our corporate headquarters is located at 2040 Main Street, Suite 225, Irvine, California 92614 and our telephone number is (888) 909-5564. Our website addresses are as follows: www.terratechcorp.com, www.letsblum.com, and www.ivxx.com. No information available on or through our websites shall be deemed to be incorporated into this Annual Report on Form 10-K. Our common stock, par value $0.001 (the “Common Stock”), is quoted on the OTC Markets Group, Inc.’s OTCQX tier under the symbol “TRTC.”  Our Annual Reports on Form 10-K,  Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) may be accessed through the SEC’s Interactive Data Electronic Applications system at https://www.sec.gov.

Recent Developments

In mid-December Terra Tech experienced a significant change that began with the addition of three new Directors to the Company’s Board. This was the first step in a process that saw the addition of a new CEO and COO, the recapitalization of the company, the exiting of the founders of the company after ten years at the helm, and the retirement of our Preferred Stock. In December, Nicholas Kovacevich, Francis Knuettel II, and Ira Ritter joined the Board of Directors. Shortly thereafter Francis Knuettel II and Uri Kenig joined the Company as our Interim CEO and COO, respectively. The recapitalization provided the Company with working capital and a runway to expected cash inflows from asset sales and other investments, which are anticipated to make a significant impact on our balance sheet.

Pending Asset Sales

Wholly-owned subsidiaries of Terra Tech Corp entered into asset purchase agreements with non-affiliated third parties to sell the assets related to the Company’s Nevada dispensaries. These three transactions are pending, due to the fact that they are subject to approval by the Nevada Department of Taxation as well as local approval. After a year and a half delay, the transactions have been approved by the State of Nevada. We are now awaiting local government approval which has been impacted by COVID-19.The transactions are expected to close promptly following receipt of such approval.

•	May 8, 2019 agreement – 1130 East Desert Inn Road, Las Vegas, NV dispensary – to Picksy LLC
•	August 19, 2019 agreement – 1085 S. Virginia St Suite A, Reno, NV dispensary – to Picksy LLC
•	April 15, 2020 agreement – 3650 S. Decatur Blvd, Las Vegas, NV dispensary – to Natural Medicine, LLC.

The risks and uncertainties regarding the future of our business due to the impact of COVID-19 and regulatory uncertainty, combined with our historical lack of profitability, have in the past raised substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. Our management feels that proceeds due from its Hydrofarm investment, proceeds due from the Nevada asset sales, management’s past and on-going efforts to trim costs and management’s recent efforts to boost sales will lead to cash sustainability. Therefore management feels that there is no material uncertainty as to the Company’s ability to continue as a going concern.

Our Business

We are a retail, production and cultivation company, with an emphasis on providing the highest quality of medical and adult use cannabis products. We have a presence in two states (California and Nevada) . All of our cannabis dispensaries operate under the name Blüm. Our cannabis dispensaries in California operate as Blüm Oakland in Oakland and Blüm San Leandro in San Leandro and offer a broad selection of medical and adult-use cannabis products including flowers, concentrates and edibles.

Business Update Regarding COVID-19

The COVID-19 outbreak has presented a substantial public health and economic challenge around the world and is affecting employers, employees, communities and business operations, as well as the world’s economy and financial markets. The full extent to which the COVID-19 outbreak will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

To date, we have been able to continue our operations and do not anticipate any material interruptions in the foreseeable future. However, we are continuing to assess the potential impact of the COVID-19 pandemic and its impact on our industry and our company.

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

As of December 2020, there are a total of 37 states, plus the District of Columbia, that have passed legislation as it relates to medicinal cannabis. Of these states, 15 have decriminalized adult use cannabis legislation. These state laws are in direct conflict with the United States Federal Controlled Substances Act (21 U.S.C. § 811) (“CSA”), which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I drug, which is viewed as having a high potential for abuse, has no currently-accepted use for medical treatment in the U.S., and lacks acceptable safety for use under medical supervision.

These 37 states, and the District of Columbia, have adopted laws that exempt patients who use medicinal cannabis under a physician’s supervision from state criminal penalties. These are collectively referred to as the states that have de-criminalized medicinal cannabis, although there is a subtle difference between de-criminalization and legalization, and each state’s laws are different.

The states that have legalized medicinal cannabis are as follows (in alphabetical order):

1.	Alaska	13.	Maryland	25.	North Dakota
2.	Arizona	14.	Massachusetts	26.	Ohio
3.	Arkansas	15.	Michigan	27.	Oklahoma
4.	California	16.	Minnesota	28.	Oregon
5.	Colorado	17.	Mississippi	29.	Pennsylvania
6.	Connecticut	18.	Missouri	30.	Rhode Island
7.	Delaware	19.	Montana	31.	South Dakota
8.	Florida	20.	Nevada	32.	Texas
9.	Hawaii	21.	New Hampshire	33.	Utah
10.	Illinois	22.	New Jersey	34.	Vermont
11.	Louisiana	23.	New Mexico	35.	Virginia
12.	Maine	24.	New York	36.	Washington
				37.	West Virginia

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

Since the start of the new Congress, there have been positive discussions about the Federal Government’s approach to cannabis. The new Biden administration has signaled a more pro-cannabis approach than the previous administration, however we’ve yet to see any definitive changes. It is possible that certain changes to existing laws or policies could have a negative effect on our business and results of operations.

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

Black Oak Gallery / Blüm Oakland / Hegenberger

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

Black Oak’s target markets are those individuals located in the areas surrounding its dispensary. Black Oak services approximately 250 consumers per day. Collectively known as the Blüm Campus, Black Oak’s location consists of a retail dispensary storefront, indoor cultivation area, a distribution area and a 20-car capacity parking lot.

During January 2017, we executed a lease for 13,000 square feet of industrial space on over 30,000 square feet of land in Oakland’s industrial corridor with the intention of building a cultivation facility, which we refer to as “the Hegenberger facility”. The Hegenberger facility is expected to be completed in the 3rd Quarter of 2021 and we will begin cultivating marijuana once all required operating permits are approved.

Blüm San Leandro

We incorporated Blüm San Leandro on October 14, 2016. Blüm San Leandro has received the necessary governmental approvals and permitting to operate a medical and adult use marijuana dispensary and distribution facility in San Leandro, California. The San Leandro dispensary opened on January 11, 2019. The distribution facility is expected to be completed in mid-2021.

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

Carnegie

On October 31, 2017, we formed Carnegie, a wholly owned subsidiary. Carnegie is a real estate holding company that owns the real property and a building located in Santa Ana, California. The Carnegie real estate was listed for sale in the fourth quarter of 2018. On July 30, 2020, we completed sold the real property and building located at 1815 Carnegie Avenue in Santa Ana, California to an unrelated third party. See Note 19 – “Discontinued Operations”.

Dyer

On October 31, 2017, we formed Dyer, a wholly owned subsidiary. Dyer is a real estate holding company for the purpose of acquiring real property and a building located in Santa Ana, California, where the Company plans to open an additional cannabis operation in Santa Ana, California.

Our Operations

We are organized into one reportable segment:

•	Cannabis Dispensary, Cultivation and Production– Includes cannabis-focused retail, cultivation and production operations; and

Either independently or in conjunction with third parties, we operate medical marijuana retail and adult use dispensaries, cultivation and production facilities in California and Nevada. All of our retail dispensaries in California offer a broad selection of medical and adult use cannabis products including flowers, concentrates and edibles. In Nevada, we also produce and sell a line of medical and adult use cannabis flowers, as well as a line of medical and adult use cannabis-extracted products, which include concentrates, cartridges, vape pens and wax products.

Human Capital

As of December 31, 2020, we had 52 employees. Our employees are the heart of our Company. In a rapidly evolving industry, it is imperative that we attract, develop and retain top talent on an ongoing basis. To do this, we seek to make Terra Tech an inclusive, diverse and safe workplace, with meaningful compensation and opportunities for career growth.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following key risks:

Risks Relating to Our Business, Financial Position and Industry

•	Our business may be adversely affected by the ongoing coronavirus pandemic.
•	We have had significant changes to our operations, which may make it difficult for investors to predict future performance based on current operations.
•	We have incurred significant losses in prior periods, and losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due and on our cash flow.
•	We will likely need additional capital to sustain our operations and will likely need to seek further financing, which we may not be able to obtain on acceptable terms, or at all. If we fail to raise additional capital, as needed, our ability to implement our business model and strategy could be compromised.
•	We face intense competition and many of our competitors have greater resources that may enable them to compete more effectively.
•	If we fail to protect our intellectual property, our business could be adversely affected.
•	Although we believe that our products and processes do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible such infringement or violation has occurred or may occur, which could have a material adverse effect on our business.
•	Our trade secrets may be difficult to protect.
•	Our business, financial condition, results of operations, and cash flow may in the future be negatively impacted by challenging global economic conditions.
•	Our future success depends on our key executive officers and our ability to attract, retain, and motivate qualified personnel.
•	We may not be able to effectively manage our growth or improve our operational, financial, and management information systems, which would impair our results of operations.
•	If we are unable to continually innovate and increase efficiencies, our ability to attract new customers may be adversely affected.
•	We are dependent on the popularity of consumer acceptance of our product lines, including IVXX.
•	A drop in the retail price of medical and adult use marijuana products may negatively impact our business.
•	Federal regulation and enforcement may adversely affect the implementation of cannabis laws and regulations may negatively impact our revenues and profits.
•	We could be found to be violating laws related to cannabis.
•	Variations in state and local regulation, and enforcement in states that have legalized cannabis, may restrict cannabis-related activities, which may negatively impact our revenues and prospective profits.
•	Prospective customers may be deterred from doing business with a company with a significant nationwide online presence because of fears of federal or state enforcement of laws prohibiting possession and sale of medical or recreational marijuana.
•	Marijuana remains illegal under federal law.
•	We are not able to deduct some of our business expenses.
•	We may not be able to attract or retain a majority of independent directors.
•	We may not be able to successfully execute on our merger and acquisition strategy.

9

•

Laws and regulations affecting the medical and adult use marijuana industry are constantly changing, which could detrimentally affect our cultivation, production and dispensary operations, and the business of IVXX.

•	We may not obtain the necessary permits and authorizations to operate the medical and adult use marijuana business.
•	If we incur substantial liability from litigation, complaints, or enforcement actions, our financial condition could suffer.
•	We may have difficulty accessing the service of banks, which may make it difficult for us to operate.
•	Litigation may adversely affect our business, financial condition, and results of operations.
•	Our insurance coverage may be inadequate to cover all significant risk exposures.
•	We may become subject to legal proceedings and liability if our products are contaminated.
•	Some of our lines of business rely on our third-party service providers to host and deliver services and data, and any interruptions or delays in these hosted services, security or privacy breaches, or failures in data collection could expose us to liability and harm our business and reputation.
•	Disruptions to cultivation, manufacturing and distribution of cannabis in California and Nevada may negatively affect our access to products for sale at our dispensaries.
•	High tax rates on cannabis and compliance costs in California and Nevada may limit our customer base.
•	Federal income tax reform could have unforeseen effects on our financial condition and results of operations.
•	Inadequate funding for the Department of Justice (DOJ) and other government agencies could hinder their ability to perform normal business functions on which the operation of our business may rely, which could negatively impact our business.
•	California’s Phase-In of Laboratory Testing Requirements could impact the availability of the products sold in our dispensary.
•	There is uncertainty related to the regulation of vaporization products and certain other consumption accessories. Increased regulatory compliance burdens could have a material adverse impact on our business development efforts and our operations.
•	The scientific community has not yet extensively studied the long-term health effects of the use of vaporizer products.
•	If product liability lawsuits are brought against us, we will incur substantial liabilities.
•	We may not be able to realize gains from our investment in Hydrofarm.
•	Unionization of employees could have a material adverse impact on our business.
•	Inadequate funding for state and local regulatory agencies and the effects of COVID-19 could hinder their ability to perform normal business functions on which the operation of our business may rely, which could negatively impact our business.
•	Competition from Synthetic Production and Technological Advances
•	Risks inherent in an Agricultural Business.
•	Unfavorable Publicity or Consumer Perception.

Risks Related to an Investment in Our Securities

•	We expect to experience volatility in the price of our Common Stock, which could negatively affect stockholders’ investments.
•	Our Common Stock is categorized as “penny stock,” which may make it more difficult for investors to sell their shares of Common Stock due to suitability requirements.
•	Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our Common Stock, which could depress the price of our Common Stock.
•

The elimination of monetary liability against our directors, officers, and employees under Nevada law and the existence of indemnification rights for our obligations to our directors, officers, and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers, and employees.

•	We may issue additional shares of Common Stock or Preferred Stock in the future, which could cause significant dilution to all stockholders.
•	Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of us.
•	Because we do not intend to pay any cash dividends on our Common Stock, our stockholders will not be able to receive a return on their shares unless they sell them.
•	Failure to execute our strategies could result in impairment of goodwill or other intangible assets, which may negatively impact profitability.

Risks Relating to Our Business, Financial Position and Industry

Our business may be adversely affected by the ongoing coronavirus pandemic.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. This virus continues to spread globally and efforts to contain the spread of COVID-19 have intensified. The outbreak and any preventative or protective actions that governments or we may take in respect of COVID-19 may result in a period of business disruption and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our business, financial condition and results of operations. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. There may be interruptions to our supply chain due to the inability of manufacturers to continue normal business operations and to ship products. In addition, a significant outbreak of COVID-19 or other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations. We are currently working to enhance our business continuity plans to include measures to protect our employees in the event of infection in our corporate offices, or in response to potential mandatory quarantines.

We have had significant changes to our operations, which may make it difficult for investors to predict future performance based on current operations.

We have had significant changes to our operations which changes the relevance of our historical performance upon which investors may base an evaluation of our potential future performance. In particular, we have not proven that we can sell cannabis products in a manner that enables us to be profitable and meet customer requirements, obtain the necessary permits and/or achieve certain milestones to develop our dispensary businesses, enhance our line of cannabis products, including IVXX, develop and maintain relationships with key manufacturers and strategic partners to extract value from our intellectual property, raise sufficient capital in the public and/or private markets, or respond effectively to competitive pressures. As a result, there can be no assurance that we will be able to develop or maintain consistent revenue sources, or that our operations will be profitable and/or generate positive cash flow.

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

We have incurred significant losses in prior periods. For the year ended December 31, 2020, we incurred a net loss of $30.12 million and, as of that date, we had an accumulated deficit of $219.80 million. For the year ended December 31, 2019, we incurred a net loss of $46.93 million and, as of that date, we had an accumulated deficit of $189.67 million. Any losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flow.

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

Even if we obtain financing for our near-term operations, we expect that we will require additional capital thereafter. Our capital needs will depend on numerous factors including: (i) our profitability; (ii) the release of competitive products by our competition; (iii) the level of our investment in research and development; and (iv) the amount of our capital expenditures, including acquisitions. We cannot provide assurance that we will be able to obtain capital in the future to meet our needs.

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

We cannot provide any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us. If we are unable to raise capital when needed, our business, financial condition, and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations.

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

Competitors may also harm our sales by designing products that mirror our products or processes that do not infringe on our intellectual property rights. If we do not obtain sufficient protection for our intellectual property, or if we are unable to effectively enforce our intellectual property rights, our competitiveness could be impaired, which would limit our growth and future revenue.

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

Although we believe that our products and processes do not and will not infringe or violate the intellectual property rights of others, it is possible such infringement or violation has occurred or may occur, which could have a material adverse effect on our business.

We are not aware of any infringement by us of any person’s or entity’s intellectual property rights. In the event that products we sell or processes we employ are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our products or processes or obtain a license for the manufacture and/or sale of such products or processes or cease selling such products or employing such processes. In such event, we may not be able to modify our products or secure a license in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business.

We may not have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. If our products or processes are deemed to infringe or likely to infringe upon the patents or proprietary rights of others, we could be subject to injunctive relief and, under certain circumstances, become liable for damages, which could also have a material adverse effect on our business and our financial condition.

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

These confidentiality, inventions, and assignment agreements may be breached and may not effectively assign intellectual property rights to us. Our trade secrets could also be independently discovered by competitors, in which case we would not be able to prevent the use of such trade secrets by our competitors. The enforcement of a claim alleging that a party illegally obtained and was using our trade secrets could be difficult, expensive, and time consuming and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain meaningful trade secret protection could adversely affect our competitive position.

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

Our management may not be able to manage this growth effectively. Our failure to successfully manage growth could result in our sales not increasing commensurately with capital investments or otherwise materially adversely affecting our business, financial condition, or results of operations.

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

We depend on the popularity of consumer acceptance of our product lines, including IVXX.

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

Currently, there are 37 states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical and adult uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the CSA, the policies and regulations of the federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to medical marijuana, there is a risk that federal authorities may enforce current federal law, and we may be deemed to be producing, cultivating, or dispensing marijuana in violation of federal law. Active enforcement of the current federal regulatory position on cannabis may therefore indirectly and adversely affect our revenues and profits. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain.

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

Currently, there are 37 states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the CSA, the policies and regulations of the federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to medical marijuana, as to the timing or scope of any such amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain. Because we cultivate, produce, sell and distribute medical marijuana, we have risk that we will be deemed to facilitate the selling or distribution of medical marijuana in violation of federal law. Finally, we could be found in violation of the CSA in connection with the sale of IVXX’s products. This would cause a direct and adverse effect on our subsidiaries’ businesses, or intended businesses, and on our revenue and prospective profits.

Variations in state and local regulation, and enforcement in states that have legalized cannabis, may restrict cannabis-related activities, which may negatively impact our revenues and prospective profits.

Individual state and local laws do not always conform to the federal standard or to other states’ laws. A number of states have decriminalized marijuana to varying degrees, other states have created exemptions specifically for medical cannabis, and several have both decriminalization and medical laws. As of December 2020, 15 states and the District of Columbia have legalized the recreational use of cannabis. Variations exist among states that have legalized, decriminalized, or created medical marijuana exemptions. For example, certain states have limits on the number of marijuana plants that can be homegrown. In most states, the cultivation of marijuana for personal use continues to be prohibited except for those states that allow small-scale cultivation by the individual in possession of medical marijuana needing care or that person’s caregiver. Active enforcement of state laws that prohibit personal cultivation of marijuana may indirectly and adversely affect our business and our revenue and profits.

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

Our board of directors is currently comprised of a majority of independent directors. However, through much of our history our board was not comprised of a majority of independent directors. We may in the future desire to list our common stock on The New York Stock Exchange (“NYSE”) or The NASDAQ Stock Market (“NASDAQ”), both of which require that a majority of our board be comprised of independent directors. We may have difficulty attracting and retaining independent directors because, among other things, we operate in the marijuana industry, and as a result we may be delayed or prevented from listing our common stock on the NYSE or NASDAQ.

We may not be able to successfully execute on our merger and acquisition strategy.

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

Our insurance coverage may not cover all significant risk exposures.

We will be exposed to liabilities that are unique to the products we provide. While we intend to maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs resulting from risks and uncertainties of our business. It is also not possible to obtain insurance to protect against all operational risks and liabilities. In particular, we have had difficulty obtaining insurance because we operate in the marijuana industry. The failure to obtain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition, and results of operations. We do not have any business interruption insurance. Any business disruption or natural disaster could result in substantial costs and diversion of resources.

We may become subject to legal proceedings and liability if our products are contaminated.

We source some of our products from third-party suppliers. Although we verify that the products we receive from third-party suppliers are adequately tested, we may not identify all contamination in those products. Possible contaminates include pesticides, molds and fungus. If any of our products harm a customer, they may sue us in addition to the supplier, and we may not have adequate insurance to cover any such claims, which could result in a negative effect on our results of operations.

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

The Tax Cuts and Jobs Act, or the Tax Act, was enacted on December 22, 2017, and contains many changes to U.S. federal tax laws. The Tax Act requires complex computations that were not previously provided for under U.S. tax law and significantly revised the U.S. tax code by, among other changes, lowering the corporate income tax rate from 35% to 21%, requiring a one-time transition tax on accumulated foreign earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings. At December 31, 2020, the Company has completed its accounting for the tax effects of the 2017 Tax Act. However, additional guidance may be issued by the Internal Revenue Service (the”IRS”), the Department of the Treasury, or other governing body that may significantly differ from our interpretation of the law, which may result in a material adverse effect on our business, cash flow, results of operations or financial conditions.

Inadequate funding for the DOJ and other government agencies could hinder their ability to perform normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

California’s Phase-In of Laboratory Testing Requirements could impact the availability of the products sold in our dispensary.

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

There has been increasing activity on the federal, state, and local levels with respect to scrutiny of vaporizer products. Federal, state, and local governmental bodies across the United States have indicated that vaporization products and certain other consumption accessories may become subject to new laws and regulations at the state and local levels. For example, in September 2019, the Trump Administration announced a plan to ban the sale of most flavored e-cigarettes nationwide. At the state level, over 25 states have implemented statewide regulations that prohibit vaping in public places. In January 2015, the California Department of Health declared electronic cigarettes and certain other vaporizer products a health threat that should be strictly regulated like tobacco products, and in September 2019, California’s governor issued an executive order on vaping, focused on enforcement and disclosure. Many states, provinces, and some cities have passed laws restricting the sale of electronic cigarettes and certain other tobacco vaporizer products. Some cities have also implemented more restrictive measures than their state counterparts, such as San Francisco, which in June 2018, approved a new ban on the sale of flavored tobacco products, including vaping liquids and menthol cigarettes. In August 2020, California prohibited the sale of most flavored tobacco products, including menthol cigarettes.

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

We may not be able to realize gains from our investment in Hydrofarm.

The Company owns 593,261 shares of common stock of Hydrofarm, a public company trading on the Nasdaq Global Select Market under the ticker symbol “HYFM”, and warrants to acquire an additional 296,630 shares of Hydrofarm common stock at an exercise price of $16.86, both of which are subject to a lock-up until early June 2021. The shares of Hydrofarm common stock and the shares of Hydrofarm common stock underlying the warrants may not appreciate or may decline in value. In addition, there may not be enough liquidity in the market for Hydrofarm common stock for us to sell the number of share we desire to sell when the lock-up expires. As a result, we may not be able to realize gains from our investment in Hydrofarm.

Unionization of employees could have a material adverse impact on our business.

Employees in our Blum Oakland and Blum San Leandro facilities are unionized. We could face an increased risk of work stoppages and higher labor costs wherever labor is organized. If additional employees at our dispensaries, production or cultivation facilities were to unionize, our relationship with our employees could be adversely affected. Accordingly, unionization of our employees could have a material adverse impact on our operating costs and financial condition and could force us to raise prices on our products or curtail operations.

Inadequate funding for state and local regulatory agencies and the effects of COVID-19 could hinder their ability to perform normal business functions on which the operation of our business may rely, which could negatively impact our business.

We operate in a highly regulated industry and rely on state and local regulatory agencies to issue licenses to operate our business and, in some cases, approve transfers of ownership interests in the event we intend to dispose of assets. Since the onset of the COVID-19 pandemic, many state and local regulatory agencies have been operating at reduced capacity which has resulted in delayed approvals of transfers of ownership interests. As a result, receiving necessary regulatory approvals for the pending transfers of our three Nevada dispensaries has taken longer than anticipated and any future transfers may also be delayed. To the extent we rely on the proceeds from those transfers to fund our operations, continued delays may negatively impact our business.

Competition from Synthetic Production and Technological Advances could adversely impact our profitability.

The pharmaceutical industry may attempt to dominate the cannabis industry, and in particular, legal cannabis, through the development and distribution of synthetic products which emulate the effects and treatment of organic cannabis. If they are successful, the widespread popularity of such synthetic products could change the demand, volume and profitability of the cannabis industry. This could materially adversely affect the ability of the Company to secure long-term profitability and success through the sustainable and profitable operation of its business.

There are Risks Inherent in an Agricultural Business.

Medical and adult-use cannabis is an agricultural product. There are risks inherent in the cultivation business, such as insects, plant diseases and similar agricultural risks. Although the products are usually grown indoors or in green houses under climate-controlled conditions, there can be no assurance that natural elements will not have a material adverse effect on the production of the products and, consequentially, on the business, financial condition and operating results of the Company.

We may suffer from Unfavorable Publicity or Consumer Perception.

The legal cannabis industry in the U.S. is at an early stage of its development. Cannabis has been, and is expected to continue to be, a controlled substance. Consumer perceptions regarding legality, morality, consumption, safety, efficacy and quality of cannabis are mixed and evolving. Consumer perception can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of cannabis products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the cannabis market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the demand for cannabis and on the business, results of operations, financial condition and cash flows of the Company. Further, adverse publicity, reports or other media attention regarding cannabis in general, or associating the consumption of cannabis with negative effects or events, could have such a material adverse effect.

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

Our Articles of Incorporation authorize the issuance of up to 990,000,000 shares of Common Stock and 50,000,000 shares of preferred stock, with a par value of $0.001 per share. As of March 23, 2020, we had 231,754,219 shares of Common Stock outstanding; however, we may issue additional shares of Common Stock or preferred stock in the future in connection with a financing or an acquisition. Such issuances may not require the approval of our stockholders. In addition, certain of our outstanding rights to purchase additional shares of Common Stock or securities convertible into our Common Stock are subject to full-ratchet anti-dilution protection, which could result in the right to purchase significantly more shares of Common Stock being issued or a reduction in the purchase price for any such shares or both. Any issuance of additional shares of our Common Stock, or equity securities convertible into our Common Stock, including but not limited to, preferred stock, warrants, and options, will dilute the percentage ownership interest of all stockholders, may dilute the book value per share of our Common Stock, and may negatively impact the market price of our Common Stock.

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

As of December 31, 2020, we have goodwill of $6.17 million and other intangible assets of $7.71 million, which represents 13.3% of our total assets. As of December 31, 2019, we had goodwill of $21.47 million and other intangible assets of $14.87 million, which represented 30.5% of our total assets. We evaluate goodwill for impairment on an annual basis or more frequently if impairment indicators are present based upon the fair value of each reporting unit. We assess the impairment of other intangible assets on an annual basis, or more frequently if impairment indicators are present, based upon the expected future cash flows of the respective assets. These valuations include management’s estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures, and other assumptions. Significant negative industry or economic trends, disruptions to our business, inability to achieve sales projections or cost savings, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations. If the estimated fair value of our reporting units changes in future periods, we may be required to record an impairment charge related to goodwill or other intangible assets, which would reduce earnings in such period.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

A summary of the offices and properties we lease or own are presented in the table below. Each of our facilities is considered to be in good condition, adequate for its purpose and suitably utilized according to the individual nature and requirements of the relevant operations.

Purpose	Location	Own or Lease	Base Monthly Rent	Lease Begin Date	Lease End Date

Corporate Headquarters	Irvine, CA	Lease	$19,806	5/1/2019	4/30/2024
Cultivation Facility (1)	Oakland, CA	Lease	$26,225	1/1/2017	12/31/2024
Cultivation Facility (1)(2)	Spanish Springs, NV	Own
Dispensary (Bl m Oakland)/Cultivation Facility	Oakland, CA	Lease	$31,486	5/1/2016	3/31/2022
Dispensary (Bl m San Leandro)	San Leandro, CA	Lease	$26,225	1/1/2017	12/31/2024
Building (Dyer) (1)	Santa Ana, CA	Own
Building (4th Street) (1)(2)	Las Vegas, NV	Own

________

(1) Not open yet.
(2) For sale.

ITEM 3. LEGAL PROCEEDINGS

See Note 21 – “Litigation and Claims”of the Notes to Consolidated Financial Statements in Part II of this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the OTC Markets Group, Inc.’s OTCQX tier under the symbol “TRTC.” On March 23, 2021, the closing bid price on the OTC Markets Group, Inc.’s OTCQX tier for our Common Stock was $0.39.

Holders

As of March 23, 2021, there were 234,062,627 shares of Common Stock issued and 231,754,219 shares of Common Stock outstanding (excluding shares of Common Stock issuable upon conversion or conversion into shares of Common Stock of all of our warrants and options) held by approximately 209 stockholders of record. We believe that we have more than 296,500 beneficial holders of our Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On January 12, 2016, we adopted the 2016 Equity Incentive Plan (the “Plan”), and our stockholders approved the Plan at our annual meeting of stockholders that was held on September 26, 2016. Pursuant to the terms of the Plan, the maximum number of shares of Common Stock available for the grant of awards under the Plan shall not exceed 2.0 million. During the years ended December 31, 2016, 2017, and 2018, the Company granted ten-year options to directors, officers, and employees, pursuant to which such individuals are entitled to exercise options to purchase an aggregate of up to 0.13 million, 0.21 million, and 0.20 million shares of Common Stock, respectively. The options have exercise prices of $2.54 - $4.68 per share, and generally vest quarterly over a three-year period.

On December 11, 2018, the Company’s Board of Directors approved the 2018 Equity Incentive Plan (the “Plan”). On June 20, 2019, the Company adopted the Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”), and our stockholders approved the Plan at our annual meeting of stockholders that was held September 23, 2019. Pursuant to the terms of the 2018 Plan, the maximum number of shares of Common Stock available for the grant of awards under the 2018 Plan shall not exceed 13.00 million. On February 14, 2020, the Board approved an amendment (the “Plan Amendment”) to the Company’s Amended and Restated 2018 Equity Incentive Plan (the “Plan”) to increase the number of shares available for issuance thereunder by 28.98 million shares of Terra Tech common stock for a total of 43.98 million shares of Terra Tech common stock, plus the number of shares, not to exceed 2.00 million shares, that may become available under the Company’s 2016 Equity Incentive Plan after termination of awards thereunder, subject to adjustment in accordance with the terms of the Plan. During the years ended December 31, 2020, 2019, and 2018, the Company granted ten-year options to directors, officers, and employees, pursuant to which such individuals are entitled to exercise options to purchase an aggregate of up to 12.11 million, 1.89 million, and 2.60 million shares of Common Stock, respectively. The options have exercise prices of $0.07 - $1.00 per share, and generally vest quarterly over a three-year period.

During the year ended December 31, 2018, the Company granted ten-year options to directors, officers, and employees, pursuant to which such individuals are entitled to exercise options to purchase an aggregate of up to 0.35 million shares of Common Stock that were not subject to the 2016 Equity Plan or the 2018 Equity Plan. The options have exercise prices of $2.02 per share, and generally vest quarterly over a three-year period.

	Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Range of Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)

Equity Compensation Plans Approved By Security Holders	17,144,932	$0.072-5.035	28,831,493
Equity Compensation Plans Not Approved By Security Holders	347,898	2.02-3.75	-
Total	17,492,830	$0.072-5.035	28,831,493

Penny Stock Regulations

The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1.00 million (excluding primary residence), or annual incomes exceeding $0.20 million individually, or $0.30 million, together with their spouse).

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable as we are a Small Reporting Company.

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

Results of Operations

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Revenues– For the year ended December 31, 2020, we generated revenues from continuing operations of approximately $14.29 million, compared to approximately $16.49 million for the year ended December 31, 2019, a decrease of $2.20 million. The year-over-year decrease was driven by a dispensary revenue decline of $5.98 million which was partially offset by cultivation and manufacturing revenue increases of which totaled $3.78 million. The dispensary revenue was hit by a customer traffic decline from COVID-19 and six combined months of store closures for our two Bay area dispensaries due to civil unrest.

Gross Profit and Gross Margin– Our gross profit for the year ended December 31, 2020 was approximately $3.60 million, compared to a gross profit of approximately, $10.35 million for the year ended December 31, 2019, a decrease of $6.75 million. Our gross margin for the year ended December 31, 2020 was approximately 25.2%, compared to approximately 62.8% for the year ended December 31, 2019. Most of the gross profit decrease came about because of less year-over-year dispensary revenue as well as higher cost of sales in our cultivation and production operations.

Selling, General and Administrative Expenses– Selling, general and administrative expenses for the year ended December 31, 2020 were approximately $24.60 million, compared to approximately $36.68 million for the year ended December 31, 2019, a decrease of $12.08 million. In general the decrease was due to costs driven out of the company as we narrowed our focus onto a few key assets. The following areas were examples of this:(i) a $3.162 million decrease in salaries / payroll taxes, (ii) a $2.47 million decrease in option expense, (iii) a $1.57 million decrease in allowance for doubtful accounts, (iv) a $1.49 million decrease in advertising & promotion expense, (v) a $0.53 million decrease in insurance expense, (vi) a $0.49 million decrease in legal fees, (vii) a $0.47 million decrease in amortization expense, (viii) a $0.45 million decrease in accounting fees, and (ix) a $0.44 million decrease in consulting and other professional fees.

Other Operating Gain/Expense – Other operating expenses for the year ended December 31, 2020 were approximately $19.88 million, compared to Other expenses of $8.58 million in the year ended December 31, 2019, an increase in $11.30 million.The 2020 activity was driven by goodwill impairment charges of $19.91 million.

Other Income / (Expense) – Other income for the year ended December 31, 2020 was approximately $27.08 million, compared to other expense of $9.24 million for the year ended December 31, 2019, an increase of $36.32 million. The year-over-year improvement was due to (i) 2020 income driven by the mark-to-market of the company’s investment in Hydrofarm Holdings, a $29.04 million unrealized gain, and (ii) a $6.36 million reduction in interest expense.

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

Going Concern

We have incurred significant losses in prior periods. For the year ended December 31, 2020, we incurred a net loss of $30.12 million and, as of that date, we had an accumulated deficit of $219.80 million. For the year ended December 31, 2019, we incurred a net loss of $46.93 million and, as of that date, we had an accumulated deficit of $189.69 million. We expect to experience further significant net losses in 2021 and the foreseeable future. At December 31, 2020, we had a cash balance of approximately $0.89 million, compared to a cash balance of approximately $1.23 million at December 31, 2019. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through private sales of common stock, and debt securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. Management feels that our past and current efforts to trim cost and our recent marketing and promotional efforts to boost sales will lead to cash sustainability. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations.

We anticipate receiving approximately $18 million over the next fifteen months as compensation for asset sales. In addition, we own shares of Hydrofarm stock that come off lock-up on June 9, 2021, the current value of which is $60.75 million. We anticipate these cash in-flows and acquisitions of complementary businesses to allow for our operations to grow to cash sustainability.

Given the risks and uncertainties regarding the future of our business due to COVID-19 and regulatory uncertainty, as well as our historical lack of profitability, there is doubt as to our ability to continue as a going concern for twelve months from the issuance of these financial statements. However, management’s planned operational and investment remedies have mitigated the doubt. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. For additional information, see Item 1A – “Risk Factors”in Part I of this Annual Report on Form 10-K.

Sources and Uses of Cash

Cash Used in Operating Activities

Cash used in operating activities for the year ended December 31, 2020 was approximately $10.09 million, compared to approximately $12.51 million for the year ended December 31, 2019. The $2.42 million decrease in cash used was due to management’s efforts to conserve cash. Similar to 2019 when the company was waiting for the state of Nevada to approve our pending asset transfers, in 2020 management made every effort to conserve cash to persevere through the impact of COVID-19 and civil unrest.

Cash Used in Investing Activities

Cash provided by investing activities for the year ended December 31, 2020 was approximately $11.80 million, compared to $0.63 million for the year ended 2019, an increase of $11.17 million. This increase was driven by proceeds from sales of assets and collections on notes receivables.

Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2020 was approximately $2.70 million, compared to $8.14 million for the prior year. This is a decrease of $5.44 million year-over-year. The cash provided by financing activities in 2020 was predominantly from issuance of notes payable. The cash provided by financing activities in fiscal 2019 was primarily due to $13.00 million proceeds from the issuance of notes payable and $4.50 million from the sale of Common Stock and warrants. The Company also had a cash outflow related to the purchase of $6.25 million related to the purchase of an unaffiliated third parties interest in MediFarm I, MediFarm II, and MediFarm I RE

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

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

Valuation of Inventory

Deferred Income Taxes

Fair Value Estimates

Recently Adopted and Issued Accounting Standards

See Note 2 – “Summary of Significant Accounting Policies”to our Financial Statements for information regarding accounting standards adopted in 2019 and other new accounting standards that were issued but not effective as of December 31, 2020.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that have a significant impact on the results that we report in our financial statements. A critical accounting estimate is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective, or complex judgments that could have a material effect on our financial condition and results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States and present a meaningful presentation of our financial condition and results of operations.

Our critical accounting estimates include:

•	Assumption as a going concern
•	Valuation of long-lived assets, including intangible assets and goodwill
•	Valuation of investments, including equity instruments
•	Valuation allowance for deferred tax assets

Below, we discuss this policy further, as well as the estimates and judgments involved. Actual results could differ from these estimates.

Going Concern

Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

Valuation of Long-Lived Assets, Including Intangible Assets and Goodwill

We carry a variety of long-lived assets on our balance sheet including property, plant and equipment, goodwill, and other intangibles. Impairment is the condition that exists when the carrying amount of a long-lived asset exceeds its fair value, and any impairment charge that we record reduces our operating income. Goodwill is the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. We conduct impairment tests on goodwill annually as of September 30, or more frequently whenever events or changes in circumstances indicate an impairment may exist. We conduct impairment tests on long-lived assets, other than goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Long-lived assets other than goodwill and indefinite-lived intangible assets, held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company evaluates recoverability of assets to be held and used and if the carrying value is not recoverable, management estimates the fair value of the asset and compares it to the carrying value. If the asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. Management determines the asset’s fair value utilizing estimates such as management’s short-term and long-term forecast of operating performance, the remaining useful life and service potential of the asset.

We perform our annual trade name impairment assessment by comparing the estimated fair value of the trade name to the carrying value. We utilize the Relief from Royalty method, which utilizes estimates and assumptions that include management’s revenue forecast, royalty rates avoided, and a discount rate based on the Company’s estimated cost of equity. In selecting appropriate royalty and discount rates, comparable public companies and royalty transactions are examined. Selection of appropriate comparable companies and royalty transactions involves a significant amount of judgement.

We perform our annual goodwill impairment assessment for the Black Oak Gallery reporting unit by comparing the estimated fair value of the reporting unit to the carrying value. We utilized the Guideline Public Company valuation method, which evaluates the prices paid for publicly traded company equities as the basis to determine the fair value of the subject company. The analysis involves significant assumptions regarding the selection of comparable public companies, revenue multiple, and control premium. When performing tests for impairment in between annual tests, management may at times use alternative approaches to estimating the fair value of the Black Oak Gallery reporting unit. These approaches consider trends in the Company’s overall market capitalization and operating results.

Valuation of Equity Instruments

As of December 31, 2020, the Company owned 593,261 common shares of Hydrofarm, a public company trading on the Nasdaq Global Select Market under the ticker symbol “HYFM.” The Company’s investment in Hydrofarm is stated at fair value and is presented in the “Short term investments” line within the consolidated balance sheet. As the Hydrofarm shares held by the Company are restricted from sale for a period of 180 days from the date of Hydrofarm’s initial public offering, the fair value of the Company’s investment is estimated utilizing the market price of the common shares at the end of each reporting period, less a discount for lack of marketability. The discount for marketability was estimated upon consideration of volatility and the length of the lock-up period.

As of December 31, 2020, the Company held 296,630 warrants to purchase one share of Hydrofarm’s common stock, with an exercise price of $16.86 per share. As the underlying shares are restricted from sale for a period of 180 days from the date of Hydrofarm’s initial public offering, the fair value of the warrants are estimated using the Black-Scholes option pricing model less a discount for lack of marketability. The discount for lack of marketability is estimated upon consideration of the volatility of the stock price and the remaining length of the lock-up period.

Valuation Allowance for Deferred Tax Assets

Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on the Company’s historical losses and the general economic conditions impacting our industry.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable because we are a Small Reporting Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

See Pages F-1 through  F-38

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on this evaluation, our management concluded that as of December 31, 2020 these disclosure controls and procedures were effective at the reasonable assurance level. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

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

Our Chief Executive Officer and Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2020.

Based on the results of its assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2020 based on such criteria.

We believe that the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2020 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2020, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Director or Officer Since	Age	Positions
Nicholas Kovacevich	2020	35	Chairman of the Board
Francis Knuettel II	2020	54	Chief Executive Officer and Director
Steven J. Ross	2012	64	Director
Ira E. Ritter	2020	71	Director
Jeffrey Batliner	2020	55	Chief Financial Officer
Uri Kenig	2020	43	Interim Chief Operating Officer

Nicholas Kovacevich

Chairman of the Board

Mr. Kovacevich is the CEO of KushCo Holdings, Inc., a leading provider of ancillary products and services to businesses in the legal cannabis industry. Mr. Kovacevich graduated Summa Cum Laude from Southwest Baptist University with a Bachelor of Science in Sports Management. After college, Mr. Kovacevich began his entrepreneurial career by building and exiting Pack My Dorm. He continued on to found several other successful businesses including BigRentz, Inc., a leading online equipment rental company, and Alpha West Holdings, a diversified holding company whose portfolio businesses’ generate a combined $100M+ in annual sales. Recently, Kovacevich was appointed to California’s 32nd DAA Orange County Fair Board by California Governor Newsom.

Francis Knuettel II

Chief Executive Officer and Director

Mr. Knuettel has decades of experience in working with and advising public and private companies on financial management and controls, M&A, capital markets transactions and operating and financial restructurings. Mr. Knuettel was formerly Director of Capital and Advisory at Viridian Capital Advisors. He joined Veridian from One Cannabis Group ("OCG"), a leading cannabis dispensary franchisor, with over thirty cannabis dispensaries sold across seven states. At OCG, Mr. Knuettel was the Chief Financial Officer where he was responsible for all finance and accounting management. Prior to OCG, Mr. Knuettel was CFO at MJardin, a Denver-based cannabis cultivation and dispensary management company, where he led the company's IPO on the Canadian Securities Exchange. Following the IPO, Mr. Knuettel managed the merger with GrowForce, a Toronto-based cannabis cultivator, after which he moved over to the Chief Strategy Role. In his role as CSO, he managed the acquisition of several private companies before recommending and executing the consolidation of management and other operations to Toronto and the closure of the executive office in Denver. Prior to MJardin, Mr. Knuettel held numerous CFO and CEO positions at early-stage companies where he had significant experience both building and restructuring businesses. Mr. Knuettel graduated cum laude from Tufts University with a B.A. degree in Economics and from The Wharton School at the University of Pennsylvania with an M.B.A. in Finance and Entrepreneurial Management.

Steven J. Ross

Director

Mr. Ross has served as a Director since July 23, 2012, and has over 30 years of senior management experience, ranging from high growth private companies to multi-billion dollar divisions of public enterprises. His experience also includes service on numerous public and private Boards. He is known as a problem solver who has demonstrated leadership and consistent results in challenging business situations across multiple industries. Mr. Ross served as CEO of Ecolane from June 2013 to November of 2020. Ecolane is a Helsinki, Finland-based software company providing disruptive, specialized software and support services for transportation scheduling, dispatching and tracking. US operations are headquartered in Wayne, PA, where the company supports statewide contracts in PA, NE, NC and OH and numerous state and local transportation agencies throughout the country. Ecolane was acquired by National Express PLC, a British publicly-traded leading international transportation company in June 2016, generating greater than 500% returns for Ecolane’s investors.

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

Ira Ritter

Director

Mr. Ritter is a diversified entrepreneur who provides the Board of Directors with five decades of leadership and business experience. He co-founded Ritter Pharmaceuticals, Inc. and served as Executive Chairman from its 2004 inception through its merger with Qualigen Therapeutics in 2020. Mr. Ritter has provided corporate management, strategic planning and financial consulting for a wide range of market segments including: health and beauty products for Quality King Distributors; private label manufacturing & sales for General Nutrition Centers, K-Mart and Flemings; television broadcast, programming and subscription television for ON-TV/Oak Media, division of Oak Industries and as publisher of national consumer magazines and bestseller books.

He assisted taking Ritter Pharmaceuticals public on Nasdaq and Martin Lawrence Galleries public on the New York Stock Exchange. Presently, Mr. Ritter is a managing partner of Stonehenge Partners and serves on the Board of Directors for Qualigen Therapeutics, Inc. and the Advisory Board for Pepperdine’s Graziadio Business School of Social Entrepreneurship and Change. Previously, he has served as Board of Director for Vitavis Laboratories (sold to Nestle S.A.), SCWorx, The Bob Chandler Foundation and Environmental Quality Associates.

Mr. Ritter has a long history of public service including appointments by three California Governors to several State Commissions including eight years as Commissioner on the California Prison Industry Authority and a Presidential appointment to the White House Environmental Task Force. He has guest lectured at University of Southern California’s Marshall School of Business and University of California, Los Angeles’ Anderson School of Management.

Jeffrey Batliner

Chief Financial Officer

Mr. Batliner, Chief Financial Officer of Terra Tech Corp., joined the Company in December of 2018 when he was hired as the Director of Financial Reporting, where his responsibilities focused on SEC Reporting as well as Financial Planning and Analysis. During Mr. Batliner’s tenure in that role, he was instrumental in improving internal and external reporting processes as well as implementing more robust budgeting and planning processes. Mr. Batliner was promoted to his current role as Chief Financial Officer on October 6, 2020. Prior to Terra Tech, he served in various Financial Planning and Analysis roles spanning multiple industries. From 1996 to 2003, he led the FP&A team for Canon USA’s computer peripheral products division. Mr. Batliner was at Sage, a global business software provider, from 2003 to 2014. He built out the finance team supporting Sage’s shared services division and led several FP&A teams supporting multiple business units. From 2015 to 2018, he created the FP&A team at Iteris, Inc., a transportation management firm, as the company experienced significant growth. Mr. Batliner holds a Master’s in Business Administration from Pepperdine University and a Bachelor’s in Finance from California State Fullerton.

Uri Kenig

Chief Operating Officer

Mr. Kenig is an experienced senior executive who has held large roles in numerous leading food, beverage, and retail industries. Most recently, Mr. Kenig was a Managing Partner at Alpha West Holdings, a venture capital firm. Mr. Kenig was formerly SVP of Growth and Operations at Urbanspace, a New York and London based company, where he led their portfolio growth through a series of initiatives. Prior to that he was an operating partner at a New York based private equity firm, Garnett Station Partners, where he oversaw a substantial growth of the firms' Burger King franchises from 22 restaurants to over 250, culminating in a large exit. He also oversaw the formation and execution of a Maaco franchise roll out culminating with over 40 locations, as well as a Massage Envy franchise rollout before its successful sale. Mr. Kenig also served in several senior leadership positions at Burger King Corporation, where he oversaw the revitalization of the company's Canadian operations and was responsible for a portfolio of over 1,200 franchises across 13 states, where he ensured effective expansion, operational excellence, and revenue generation. Mr. Kenig holds a Bachelor of Science from UNLV, where he graduated Magna Cum Laude, and also holds a Certificate of Leading with Finance from Harvard Business School Online and is certified in Six-Sigma through McKinsey.

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

Independent Director Agreements

Pursuant to an Independent Director Agreement dated July 1, 2019 with Steven J. Ross the Company agreed to pay Mr. Ross $12,500 per month for a period of three years beginning on July 1, 2019. The cash compensation includes $10,000 per month for service as a Director and $2,500 per month for service as the Chairperson of one or more board committees. The Company also issued to Mr. Ross 86,805 restricted shares of the Company’s common stock (“Common Stock”), all of which vested on the date of appointment, and an option to purchase an additional 86,805 shares of Common Stock with an exercise price of the closing price of the Common Stock on the date of the Director Agreements, which vest over a three-year period. In addition, a stock option and stock issuance of equivalent value are to be issued at the one year and two-year anniversary dates of the Director Agreement.

Pursuant to an Independent Director Agreement dated December 11, 2020 by and between us and Nicholas Kovacevich, we agreed to grant Mr. Kovacevich 150,000 restricted shares of stock, to be fully vested on the date of appointment. On February 1, 2021, the Company and Mr. Kovacevich amended the Independent Director Agreement. Per this amended agreement, (1) the Company issued to Mr. Kovacevich 500,000 restricted shares of the Company’s common stock (the “Common Stock”), which vest in twelve equal installments on the first day of each month beginning on March 1, 2021 (provided Mr. Kovacevich is a director of the Company on the applicable vesting date) and (2) the Company agreed to pay Mr. Kovacevich cash compensation of $5,000 per month, payable on the first day of each month beginning March 1, 2021 for the term of the Kovacevich Agreement.

Pursuant to an Independent Director Agreement dated December 11, 2020 by and between us and Ira Ritter, we agreed to grant Mr. Ritter 150,000 restricted shares of stock, to be fully vested on the date of appointment. On February 1, 2021, the Company and Mr. Ritter amended the Independent Director Agreement. Pursuant to the Ritter Agreement, (1) the Company issued to Mr. Ritter an option to purchase 500,000 shares of Common Stock at the closing price of the Common Stock on the date of the Ritter Agreement, which vest in twelve equal installments on the first day of each month beginning on March 1, 2021 (provided Mr. Ritter is a director of the Company on the applicable vesting date) and (2) the Company agreed to pay Mr. Ritter cash compensation of $5,000 per month, payable on the first day of each month beginning March 1, 2021 for the term of the Ritter Agreement.

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

Audit Committee and Audit Committee Financial Expert

On November 4, 2015, the Board established the Audit Committee and approved and adopted a charter (the “Audit Committee Charter”) to govern the Audit Committee. Mr. Ross was appointed to serve on the Audit Committee and designated as chairman. Subsequently on November 15, 2017, Mr. Gladstone was appointed to serve on the Audit Committee. On December 15, 2020, Mr. Kovacevich was appointed to serve on the Audit Committee. Mr. Gladstone resigned as a member of the Board on January 11, 2021.On February 1, 2021, Mr. Ritter was appointed to serve on the Audit Committee. Each member of the Audit Committee meets the independence requirements of The NASDAQ Stock Market, LLC and the SEC. The Audit Committee met five times during 2020. In addition to the enumerated responsibilities of the Audit Committee in the Audit Committee Charter, the primary function of the Audit Committee is to assist the Board in its general oversight of our accounting and financial reporting processes, audits of our financial statements, and internal control and audit functions. The Audit Committee Charter can be found online at http://ir.terratechcorp.com/goverance-docs.

Compensation Committee

On November 4, 2015, the Board established the Compensation Committee and approved and adopted a charter (the “Compensation Committee Charter”). Mr. Ross and was appointed to serve on the Compensation Committee. Subsequently on November 15, Mr. Gladstone was appointed to serve as the Chairman of the Compensation Committee. On December 15, 2020, Mr. Ritter and Mr. Kovacevich were appointed to serve on the Compensation Committee, with Mr. Ritter designated as Chairman. Mr. Gladstone resigned as a member of the Board on January 11, 2021.Each member of the Compensation Committee meets the independence requirements of The NASDAQ Stock Market, LLC and the SEC, is a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act and is an outside director within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee held one meeting during 2019. In addition to the enumerated responsibilities of the Compensation Committee in the Compensation Committee Charter, the primary function of the Compensation Committee is to oversee the compensation of our executives and advise the Board on the adoption of policies that govern our compensation programs. The Compensation Committee Charter may be found online at http://ir.terratechcorp.com/governance-docs.

Governance and Nominating Committee

On November 4, 2015, the Board established the Nominating Committee and approved and adopted a charter (the “Nominating Committee Charter”). Mr. Ross was appointed to serve on the Nominating Committee designated as chairman. Mr. Gladstone was appointed to serve on the Governance and Nominating Committee. On December 15, 2020, Mr. Kovacevich and Mr. Ritter were appointed to serve on the Governance and Nominating Committee. On January 11, 2021, Mr. Gladstone resigned as a member of the Board. On February 1, 2021, Mr. Kovacevich was appointed as Chairman. Each member of the Nominating Committee meets the independence requirements of The NASDAQ Stock Market, LLC and the SEC. The Nominating Committee held one meeting during 2019. In addition to the enumerated responsibilities of the Nominating Committee in the Nominating Committee Charter, the primary function of the Nominating Committee is to determine the slate of director nominees for election to the Board, to identify and recommend candidates to fill vacancies occurring between annual stockholder meetings, to review our policies and programs that relate to matters of corporate responsibility, including public issues of significance to us and our stockholders, and any other related matters required by federal securities laws. The charter of the Nominating and Corporate Governance Committee may be found online at http://ir.terratechcorp.com/governance-docs.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our Board of Directors and the Board of Directors or Compensation Committee of any other company, nor has any interlocking relationship existed in the past.

ITEM 11. EXECUTIVE COMPENSATION

				Stock		All Other
Name and Principal				Awards	Option	Compensation
Position	Year	Salary	Bonus	(9)	Awards	(10)	Total

Francis Knuettel II (1)	2020	$-	$-	$62,150	$-	$-	$62,150
Chief Executive Officer, President, and Director

Jeffrey Batliner (2)	2020	$194,073	$20,000	$50,956	$7,440	$1,500	$273,969
Chief Financial Officer	2019	$133,016	$-	$10,394	$-	$-	$143,410

Uri Kenig (3)	2020	$180,000		$25,350	$-	$-	$205,350
Interim Chief Operating Officer

Derek Peterson (4)	2020	$333,540	$-	$-	$27,920	$6,000	$367,460
Former Chief Executive Officer, Former Chief Strategy Officer	2019	$309,000	$-	$-	$1,100,882	$6,000	$1,415,882

Michael Nahass (5)	2020	$305,966	$-	$-	$27,920	$6,000	$339,886
Former Chief Executive Officer, Former Chief Operating Officer	2019	$283,250	0	$-	$1,100,882	$6,000	$1,390,132

Matthew Morgan (6)	2020	$51,000	$-	$-	$-	$-	$51,000
Former Chief Executive Officer

Michael James (7)	2020	$84,056	$-	$-	$685,466	$4,000	$773,522
Former Chief Financial Officer	2019	$257,500	$75,000	$-	$706,906	$12,000	$1,051,406

Megan Jimenez (8)	2020	$213,379	$20,000	$61,147	$8,376	$3,000	$305,901
Former Chief Financial Officer	2019	$176,658	$16,658	$8,292	$-	$-	$201,608

(1)	Appointed Director on December 11, 2020. Appointed Interim Chief Executive Officer and President on December 15, 2020. Note: designated as Chief Executive Officer and President on March 2, 2021.
(2)	Appointed Chief Financial Officer effective October 5, 2020.
(3)	Appointed Interim Chief Operating Officer effective December 18, 2020.
(4)	Appointed President, Chief Executive Officer and Chairman of the Board on February 9, 2012. Served as President until November 6, 2017. Served as CEO until February 14, 2020 when he moved into the Chief Strategy Officer position. Resigned as Chairman of the Board and Director, as well as Chief Strategy Officer, on January 22, 2021.
(5)	Appointed Director on January 26, 2012. Appointed Secretary and Treasurer on July 20, 2015. Appointed President and Chief Operating Officer on November 6, 2017. Resigned as Chief Operating Officer and Director on January 22, 2021.
(6)	Appointed CEO and Director on February 14, 2020. Resigned as CEO and Director on October 12, 2020.
(7)	Appointed Chief Financial Officer on February 9, 2012. Resigned as Chief Financial Officer on March 30, 2020.
(8)	Appointed Chief Financial Officer on March 31, 2020. Resigned as Chief Financial Officer on October 5, 2020.
(9)	For valuation purposes, the dollar amount shown represents the aggregate award date fair value of awards made in each fiscal year computed in accordance with FASB ASC Topic 718, Stock Compensation . The fair value is calculated based on the closing price of the Common Stock on the grant dates.
(10)	Amounts disclosed represent a car allowance of $500 per month per officer, except M.James, who received $1,000 per month.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

Employment Contracts

On December 21, 2020, the Company entered into an Executive Employment Agreement (the “Kenig Employment Agreement”) with Uri Kenig, appointing Mr. Kenig as the Company’s Interim Chief Operating Officer. The Kenig Employment Agreement, is for a term of six months. Mr. Kenig’s compensation pursuant to the Kenig Employment Agreement is Ninety Thousand Dollars ($90,000) and he is eligible to receive a cash performance bonus at the discretion of the Board of Directors. Mr. Kenig was granted 150,000 fully-vested shares of the Company’s common stock and is entitled to an additional 150,000 fully-vested shares of Common Stock on the six-month anniversary of the Kenig Employment Agreement; provided it has not been terminated prior to that date. Mr. Kenig was also granted an option to purchase 300,000 shares of Common Stock with an exercise price equal to the closing price of the Common Stock on the trading day prior to the date of the Kenig Employment Agreement pursuant to the terms of the Company’s 2018 Equity Incentive Plan, which will vest 50% on the three-month anniversary of the Kenig Employment Agreement and 50% on the six-month anniversary of the Kenig Employment Agreement; provided it has not been terminated prior to either such date. In addition, Mr. Kenig is eligible to receive a bonus of 200,000 fully-vested shares of Common Stock and $20,000 upon closing of (A) a merger or consolidation of the Company or a subsidiary of the Company with another entity, or (B) the disposition by the Company of all or substantially all of the Company’s assets or the acquisition by the Company of all or substantially all of the assets of another entity entered into during the term of the Kenig Employment Agreement, in each case with a transaction value of over $20,000,000 and approved by the Board of Directors, whether or not he is then an employee of the Company. Mr. Kenig is eligible to participate in the Company’s 2018 Equity Incentive Plan, pursuant to which the Company may grant equity awards to its officers, directors and employees.

On December 18, 2020, Terra Tech Corp.  entered into an Executive Employment Agreement (the “Knuettel Employment Agreement”) with Francis Knuettel II, appointing Mr. Knuettel as the Company’s Interim Chief Executive Officer and President. The Knuettel Employment Agreement, is for a term of six months. Mr. Knuettel’s compensation pursuant to the Knuettel Employment Agreement is One Hundred and Fifty Thousand Dollars ($150,000) and he is eligible to receive a cash performance bonus at the discretion of the Board of Directors. Mr. Knuettel was granted 200,000 fully-vested shares of the Company’s common stock and is entitled to an additional 200,000 fully-vested shares of Common Stock on the six-month anniversary of the Knuettel Employment Agreement; provided it has not been terminated prior to that date. Mr. Knuettel was also granted an option to purchase 600,000 shares of Common Stock with an exercise price equal to the closing price of the Common Stock on the trading day prior to the date of the Knuettel Employment Agreement pursuant to the terms of the Company’s 2018 Equity Incentive Plan, which will vest 50% on the three-month anniversary of the Knuettel Employment Agreement and 50% on the six-month anniversary of the Knuettel Employment Agreement; provided it has not been terminated prior to either such date. In addition, Mr. Knuettel is eligible to receive a bonus of 400,000 fully-vested shares of Common Stock and $40,000 upon closing of (A) a merger or consolidation of the Company or a subsidiary of the Company with another entity, or (B) the disposition by the Company of all or substantially all of the Company’s assets or the acquisition by the Company of all or substantially all of the assets of another entity entered into during the term of the Knuettel Employment Agreement, in each case with a transaction value of over $20,000,000 and approved by the Board of Directors, whether or not he is then an employee of the Company. Mr. Knuettel is eligible to participate in the Company’s 2018 Equity Incentive Plan, pursuant to which the Company may grant equity awards to its officers, directors and employees.

On September 28, 2020, Terra Tech Corp. entered into an Executive Employment Agreement (the “Employment Agreement”) with Jeffrey Batliner, formerly the Company’s Director of Reporting & Analysis, appointing Mr. Batliner as the Company’s Chief Financial Officer, effective October 5, 2020. The Employment Agreement, is for a term of one year. Mr. Batliner’s base salary shall be Two Hundred Thousand Dollars ($200,000) and he shall also be eligible for a performance bonus of up to 100% of his base salary (“Target Performance Bonus”). The Target Performance Bonus shall be based on performance and achievement of Company goals and objectives as defined by the Board of Directors or Compensation Committee and may be greater or less than the Target Performance Bonus. Mr. Batliner may be eligible for severance benefits under certain circumstances as set forth in the Employment Agreement.

Resignation Agreements

On January 22, 2021, the Company entered into a Resignation and Release Agreement with Michael A. Nahass (the “Nahass Resignation Agreement”), pursuant to which Mr. Nahass agreed to resign from his positions as a director, executive officer and employee of the Company effective immediately upon the Company’s closing of a private placement in the amount of not less than $3,500,000, which is expected to occur on or about January 25, 2021 upon the closing of the transactions contemplated by the Securities Purchase Agreement. In addition, the Company extended the time within which vested common stock options held by Mr. Nahass may be exercised to 150 days after the date of resignation.

On January 22, 2021, the Company entered into a Resignation and Release Agreement with Derek Peterson (the “Peterson Resignation Agreement” and, together with the Nahass Resignation Agreement, the “Resignation Agreements”), pursuant to which Mr. Peterson agreed to resign from his positions as a director, executive officer and employee of the Company effective immediately upon the Company’s closing of a private placement in the amount of not less than $3,500,000, which is expected to occur on or about January 25, 2021 upon the closing of the transactions contemplated by the Securities Purchase Agreement. In addition, the Company extended the time within which vested common stock options held by Mr. Peterson may be exercised to 150 days after the date of resignation.

Director Compensation

The following table sets forth director compensation for the year ended December 31, 2020:

	Fees Earned Paid in Cash	Stock Awards	Option Awards	Total
Name (1)	($)	($) (6)	($)	($)

Nicholas Kovacevich (2)	$-	$28,500	$-	$28,500
Ira Ritter (3)	$-	$28,500	$-	$28,500
Steven Ross (4)	$150,000	$59,549	$263,082	$472,630
Alan Gladstone (5)	$150,000	$59,549	$496,146	$705,694

(1)

Francis Knuettel, Michael Nahass, and Derek Peterson are not included in this table as they were executive officers during fiscal 2020, and thus received no compensation for their service as directors. The compensation of Mr. Knuettel, Mr. Nahass, and Mr. Peterson as our employees is shown in “Item 11 Executive Compensation – Summary Compensation Table.”

(2)	Appointed as a director on December 10, 2020.
(3)	Appointed as a director on December 10, 2020.
(4)	Appointed as a director on July 23, 2012.
(5)	Appointed as a director on November 15, 2017. Resigned as a director on January 11, 2021.
(6)	For valuation purposes, the dollar amount shown represents the aggregate award date fair value of awards made in fiscal 2020 computed in accordance with FASB ASC Topic 718, “Stock Compensation”. The fair value is calculated based on the closing price of the Common Stock on the grant dates.

Narrative to Director Compensation Table

The following is a narrative discussion of the material information that we believe is necessary to understand the information disclosed in the previous table.

Nicholas Kovacevich

Mr. Kovacevich received 150,000 shares of Common Stock at $0.19 per share when he joined the Board on December 11, 2020.

Ira Ritter

Mr. Ritter received 150,000 shares of Common Stock at $0.19 per share when he joined the Board on December 11, 2020.

Steven J. Ross

Mr. Ross earned cash fees for his services as a director in fiscal 2020 in the amount of $0.15 million. Mr. Ross earned cash fees for his services as a director in fiscal 2019 in the amount of $0.14 million.

On July 1, 2020, we granted Mr. Ross a ten-year option to acquire 454,545 shares of Common Stock at $0.11 per share. The option is in consideration of the services to be rendered, which shall vest and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100.0%) vested. As of December 31, 2020, the option was one-sixth (1/6) vested.

On April 2, 2020, we granted Mr. Ross a ten-year option to acquire 1,250,000 shares of Common Stock at $0.07 per share. The option is in consideration of the services to be rendered, which shall vest and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100.0%) vested. As of December 31, 2020, the option was one-quarter (1/4) vested.

On June 20, 2019, we granted Mr. Ross a ten-year option to acquire 500,000 shares of Common Stock at $0.585 per share. The option is in consideration of the services to be rendered, which shall vest and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100.0%) vested. As of December 31, 2020, the option was one-half (1/2) vested. On July 1, 2019, we granted Mr. Ross a ten-year option to acquire 86,805 shares of Common Stock at $0.576 per share. The option is in consideration of the services to be rendered, which shall vest and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100.0%) vested. As of December 31, 2020, the option was one-half (1/2) vested.

On December 11, 2018, we granted Mr. Ross a ten-year option to acquire 300,000 shares of Common Stock at $1.00 per share. The option is in consideration of the services to be rendered, which shall vest and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100.0%) vested. As of December 31, 2020, the option was three-quarters (3/4) vested. On July 30, 2018, we granted Mr. Ross a ten-year option to acquire 55,000 shares of Common Stock at $2.02 per share. The option is in consideration of the services to be rendered, which vested upon issuance and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100.0%) vested. As of December 31, 2020, the option was ten-twelfths (10/12) vested.

Alan Gladstone

Mr. Gladstone earned cash fees for his services as a director in fiscal 2020 in the amount of $0.15 million. Mr. Gladstone earned cash fees for his services as a director in fiscal 2019 in the amount of $0.16 million.

On July 1, 2020, we granted Mr. Gladstone a ten-year option to acquire 454,545 shares of Common Stock at $0.11 per share,. The option is in consideration of the services to be rendered, which shall vest and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100.0%) vested. As of December 31, 2020, the option was one-sixth (1/6) vested.

On April 2, 2020, we granted Mr. Gladstone a ten-year option to acquire 1,500,000 shares of Common Stock at $0.07 per share. The option is in consideration of the services to be rendered, which shall vest and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100.0%) vested. As of December 31, 2020, the option was one-quarter (1/4) vested.

On June 20, 2019, we granted Mr. Gladstone a ten-year option to acquire 700,000 shares of Common Stock at $0.585 per share. The option is in consideration of the services to be rendered, which shall vest and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100.0%) vested. As of December 31, 2020, the option was one-half (1/2) vested. On July 1, 2019, we granted Mr. Gladstone a ten-year option to acquire 86,805 shares of Common Stock at $0.576 per share. The option is in consideration of the services to be rendered, which shall vest and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100.0%) vested. As of December 31, 2020, the option was one-half (1/2) vested.

On December 11, 2018, we granted Mr. Gladstone a ten-year option to acquire 600,000 shares at $1.00 per share. The option is in consideration of the services to be rendered, which shall vest and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100.0%) vested. As of December 31, 2020, the option was three-quarters (3/4) vested. On July 30, 2018, we granted Mr. Gladstone a ten-year option to acquire 100,000 shares of Common Stock at $2.02 per share. The option is in consideration of the services to be rendered, which vested upon issuance and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100.0%) vested. As of December 31, 2020, the option was ten-twelfths (10/12) vested. On January 30, 2018, we granted Mr. Gladstone a ten-year option to acquire 66,667 shares of Common Stock at $4.68 per share. The option is in consideration of the services to be rendered, which vested upon issuance and become exercisable with respect to one-twelfth (1/12) each quarter until the option is one hundred percent (100.0%) vested. As of December 31, 2020, the option was completely vested.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

On December 11, 2018, the Company’s Board of Directors approved the 2018 Equity Incentive Plan (the “Plan”). On June 20, 2019, the Company adopted the Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”), and our stockholders approved the Plan at our annual meeting of stockholders that was held September 23, 2019. Pursuant to the terms of the 2018 Plan, the maximum number of shares of Common Stock available for the grant of awards under the 2018 Plan shall not exceed 13,000,000 shares. During the years ended December 31, 2020 and 2019, the Company granted ten-year options to directors, officers, and employees, pursuant to which such individuals are entitled to exercise options to purchase an aggregate of up to 6.59 million and 5.80 million shares of Common Stock, respectively. The options have exercise prices of $0.58 - $1.00 per share, and generally vest quarterly over a three-year period.

During the year ended December 31, 2019, the Company granted ten-year options to directors, officers, and employees, pursuant to which such individuals are entitled to exercise options to purchase an aggregate of up to 1.06 million shares of Common Stock that were not subject to the 2016 Equity Plan or the 2018 Equity Plan. The options have exercise prices ranging from $2.02 to $3.75 per share, and generally vest quarterly over a three-year period.

On February 14, 2020, the Board approved an amendment (the “Plan Amendment”) to the Company’s Amended and Restated 2018 Equity Incentive Plan (the “Plan”) to increase the number of shares available for issuance thereunder by 28,976,425 million shares of Terra Tech common stock for a total of 43,976,425 shares of Terra Tech common stock, plus the number of shares, not to exceed 2,000,000 million shares, that may become available under the Company’s 2016 Equity Incentive Plan after termination of awards thereunder, subject to adjustment in accordance with the terms of the Plan.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 16, 2021 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5.0% of our Common Stock; (2) each of our directors, nominees for director and executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of 2040 Main Street, Suite 225, Irvine, California 92614.

In computing the number and percentage of shares beneficially owned by each person, we include any shares of Common Stock that could be acquired within 60 days of March 16, 2021 by the conversion or exercise of shares of option awards. These shares, however, are not counted in computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Common Stock(1)

Derek Peterson	Common Stock	18,278,747	(2)	7.89%
Steven Ross	Common Stock	2,105,527	(3)	*
Jeffrey Batliner	Common Stock	600,887	(4)	*
Francis Knuettel II	Common Stock	450,000	(5)	*
Uri Kenig	Common Stock	300,000	(6)	*
Nicholas Kovacevich	Common Stock	274,998		*
Ira Ritter	Common Stock	274,998	(7)	*
All Directors and Executive Officers as a Group (6 persons)		4,006,410		1.73%

*	Represents beneficial ownership of less than one percent of the outstanding shares of our Common Stock.
(1)	As of March 16, 2021, we had a total of 234,062,627 shares of Common Stock issued and 231,754,219 shares outstanding.
(2)	Mr. Peterson disclaims any beneficial ownership interest in the 989,574 shares of Common Stock held by his spouse, Amy Almsteier.
(3)	Includes 1,466,700 shares of Common Stock underlying vested options.
(4)	Includes 316,667 shares of Common Stock underlying vested options.
(5)	Includes 300,000 shares of Common Stock underlying vested options.
(6)	Includes 150,000 shares of Common Stock underlying vested options.
(7)	Includes 124,998 shares of Common Stock underlying vested options.

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

During the fiscal year ended December 31, 2019, the Company issued promissory notes totaling $1.80 million to OneQor Technologies, Inc (“OneQor”). Derek Peterson and Mike Nahass, the Chief Executive Officer and Chief Operating Officer, respectively at that time. Both had minority ownership interests in OneQor.

On December 30, 2019, the Company entered into a $0.50 million secured promissory note agreement with the Matthew Lee Morgan Trust, which is affiliated with Matthew Morgan, the Chief Executive Officer of OneQor Technologies, Inc. (“OneQor”). Derek Peterson, Chief Executive Officer of Terra Tech and Michael Nahass, President of Terra Tech are minority interest holders in OneQor. The note matures on January 30, 2021, and bears interest at a rate of 10% per annum. The note was converted to the Company’s common stock at maturity.

On March 30, 2020, Edible Garden Corp. (“Edible Garden”), a wholly-owned subsidiary of Terra Tech Corp. (the “Company”), entered into and closed an Asset Purchase Agreement (the “Purchase Agreement”) with Edible Garden Incorporated (the “Purchaser”), pursuant to which Edible Garden sold and the Purchaser purchased substantially all of the assets of Edible Garden (the “Business”). The aggregate consideration paid for the Business was a five-year $3,000,000 secured promissory note bearing interest at 3.5% per annum. Michael James, the Company’s former Chief Financial Officer, is a principal of the Purchaser. There is no material relationship between the Company or its affiliates and the Purchaser other than as set forth in the previous sentence. The Purchase Agreement contains customary conditions, representations, warranties, indemnities and covenants by, among, and for the benefit of the parties.

Pursuant to an Independent Director Agreement dated July 1, 2019 by and between us and Steven J. Ross, we agreed to pay Mr. Ross $12,500 per month for a period of three years. We also issued to Mr. Ross an aggregate of 86,805 restricted shares of Common Stock, of which all of the shares vested on the date of appointment.

Pursuant to an Independent Director Agreement dated December 11, 2020 by and between us and Francis Knuettel II, we agreed to grant Mr. Knuettel 150,000 restricted shares of stock, to be fully vested on the date of appointment. On December 18, 2020, Terra Tech Corp entered into an Executive Employment Agreement with Mr. Knuettel, appointing Mr. Knuettel as the Company’s Interim Chief Executive Officer and President. Therefore Mr. Knuettel was no longer considered an independent director.

Pursuant to an Independent Director Agreement dated December 11, 2020 by and between us and Nicholas Kovacevich, we agreed to grant Mr. Kovacevich 150,000 restricted shares of stock, to be fully vested on the date of appointment. On February 1, 2021, the Company and Mr. Kovacevich amended the Independent Director Agreement. Per this amended agreement, (1) the Company issued to Mr. Kovacevich 500,000 restricted shares of the Company’s common stock (the “Common Stock”), which vest in twelve equal installments on the first day of each month beginning on March 1, 2021 (provided Mr. Kovacevich is a director of the Company on the applicable vesting date) and (2) the Company agreed to pay Mr. Kovacevich cash compensation of $5,000 per month, payable on the first day of each month beginning March 1, 2021 for the term of the Kovacevich Agreement.

Pursuant to an Independent Director Agreement dated December 11, 2020 by and between us and Ira Ritter, we agreed to grant Mr. Ritter 150,000 restricted shares of stock, to be fully vested on the date of appointment. On February 1, 2021, the Company and Mr. Ritter amended the Independent Director Agreement. Pursuant to the Ritter Agreement, (1) the Company issued to Mr. Ritter an option to purchase 500,000 shares of Common Stock at the closing price of the Common Stock on the date of the Ritter Agreement, which vest in twelve equal installments on the first day of each month beginning on March 1, 2021 (provided Mr. Ritter is a director of the Company on the applicable vesting date) and (2) the Company agreed to pay Mr. Ritter cash compensation of $5,000 per month, payable on the first day of each month beginning March 1, 2021 for the term of the Ritter Agreement.

Director Independence

Our Board is currently composed of four members. Our Common Stock is not currently listed for trading on a national securities exchange and, as such, we are not subject to any director independence standards. However, we have determined that three directors, Steven Ross, Nicholas Kovacevich, and Ira Ritter,, each qualifies as an independent director. We evaluated independence in accordance with Rule 5605 of the NASDAQ Stock Market.

The Board currently has three separately designated standing committees: (i) the Audit Committee, (ii) the Compensation Committee, and (iii) the Governance and Nominating Committee. All three of these committees are solely comprised of independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees paid or to be paid for professional audit services rendered by Marcum LLP for the audit of our annual financial statements and fees billed for other services rendered for the years ended December 31, 2020 and 2019:

	Year Ended
	December 31,
	2020	2019

Audit Fees (1)	$270,030	$611,587

(1)

Audit Fees consisted of fees billed for professional services rendered for the audit of the Company’s annual financial statements and internal control over financial reporting, review of the interim financial statements included in quarterly reports, and review of other documents filed with the SEC within those fiscal years.

The Board, or the Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is specific to the particular service or category of services and is generally subject to a specific budget. In addition, the Audit Committee has delegated pre-approval authority to its Chairman who, in turn, must report any pre-approval decisions to the Audit Committee at its next scheduled regular meeting. Our independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by our independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Board, or the Audit Committee, as applicable, pre-approved all fees for audit and non-audit work performed during fiscal 2020 and 2019.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements – See Index on page F-1

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations for the Years Ended December 31, 2020 and 2019

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2020 and 2019

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019

Notes to Consolidated Financial Statements

(b)	The following exhibits are filed herewith as a part of this report:

Exhibit	Description

2.1	Agreement and Plan of Merger dated February 9, 2012, by and among Terra Tech Corp., TT Acquisitions, Inc., and GrowOp Technology Ltd. (1)
2.2	Articles of Merger (1)
2.3	Share Exchange Agreement, dated April 24, 2013, by and among the Terra Tech Corp., Edible Garden Corp., and the holders of common stock of Edible Garden Corp. (2)
2.4	Agreement and Plan of Merger, dated December 23, 2015, by and among Terra Tech Corp., Generic Merger Sub, Inc., and Black Oak Gallery (3)
2.5	First Amendment to Agreement and Plan of Merger, dated February 29, 2016, by and among Terra Tech Corp., Generic Merger Sub, Inc., and Black Oak Gallery (3)
2.6	Form of Agreement of Merger, dated March 31, 2016, by and among Generic Merger Sub, Inc. and Black Oak Gallery (3)
2.7	Agreement and Plan of Merger, dated as of October 30, 2019, by and among Terra Tech, OneQor, Merger Sub, Matthew Morgan, Larry Martin and the Shareholder Representative (4)
2.8	Amendment No. 1 to Agreement and Plan of Merger, dated as of December 2, 2019, by and among Terra Tech, OneQor, Merger Sub, Matthew Morgan, Larry Martin and the Shareholder Representative (5)
2.9	Amendment No. 2 to Agreement and Plan of Merger, dated as of February 14, 2020, by and among Terra Tech, OneQor, Merger Sub, Matthew Morgan, Larry Martin and the Shareholder Representative (6)
2.10	Agreement and Plan of Merger, dated March 2, 2021 (7)
3.1	Articles of Incorporation dated July 22, 2008 (8)
3.2	Amended and Restated Bylaws (9)
3.3	Certificate of Amendment dated July 8, 2011 (10)
3.4	Certificate of Change dated July 8, 2011 (10)
3.5	Certificate of Amendment dated January 27, 2012 (1)
3.6	Form of Amended and Restated Articles of Incorporation of Black Oak Gallery, a California corporation (3)
3.7	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock, dated September 27, 2016 (11)
3.8	Certificate of Amendment to Articles of Incorporation, dated September 26, 2016 (12)

3.9	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock, dated October 3, 2016 (13)
3.10	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock, dated July 26, 2017 (14)
3.11	Certificate of Designation for Series A Preferred Stock (15)
3.12	Amended and Restated Certificate of Designation for Series B Preferred Stock (3)
3.13	Certificate of Designation for Series A Preferred Stock (12)
3.14	Amended and Restated Certificate of Designation for Series B Preferred Stock (3)
3.15	Amendment to Series A Preferred Stock certificate of designation, dated January 26, 2021 (16)
3.16	Certificate of Withdrawal of Certificate of Designation of Series A Preferred Stock (9)
3.17	Certificate of Withdrawal of Certificate of Designation of Series B Preferred Stock (9)
4.1	Form of Amendment No. 1 to 7.5% Senior Convertible Promissory Note, dated December 1, 2020 (17)
4.2	Form of Amendment No. 2 to 7.5% Senior Convertible Promissory Note, dated January 11, 2021 (18)
4.3	Form of Amendment No. 3 to 7.5% Senior Convertible Promissory Note (19)
4.4	Form of Amendment No. 1 to 7.5% Senior Convertible Promissory Note (19)
4.5	Form of Common Stock Purchase Warrant (19)
4.6	Form of 3.0% Senior Convertible Promissory Note (19)
4.7	Form of Common Stock Purchase Warrant (“A Warrant”) (19)
4.8	Form of Common Stock Purchase Warrant (“B Warrant”) (19)
4.9	Form of Straight Promissory Note (19)
4.10	Securities Purchase Agreement, dated January 22, 2021 (19)
4.11	Form of Secured Promissory Note (20)
4.12	Common Stock Purchase Warrant*

10.1	2016 Equity Incentive Plan (3)
10.2	Form of Terra Tech Corp. Amended and Restated 2018 Equity Incentive Plan (21)
10.3	Amendment to Terra Tech Corp. Amended and Restated 2018 Equity Incentive Plan dated as of February 14, 2020 (6)
10.4	Lease dated January 1, 2015, by and between Whitetown Realty, LLC and Edible Garden Corp. (3)
10.5	Guaranty dated January 1, 2015, by Terra Tech Corp. in favor of Whitetown Realty, LLC (3)
10.6	Sublease dated March 29, 2016, by and between Black Oak Gallery and CCIG Properties, LLC, dated March 29, 2016 (22)
10.7

Amended and Restated Executive Employment Agreement, dated as of October 29, 2019, by and between OneQor and Matthew Morgan, as amended by Amendment to Amended and Restated Executive Employment Agreement, dated as of February 13, 2020, by and between Matthew Morgan and OneQor (6)

10.8	Amendment and Waiver Agreement, dated as of February 14, 2020, by and between Terra Tech and Derek Peterson (6)
10.9	Forfeiture Agreement, dated as of February 14, 2020, by and between Terra Tech and Derek Peterson. (6)
10.10	Forfeiture Agreement, dated as of February 14, 2020, by and between Terra Tech and Michael Nahass. (6)
10.11	Forfeiture Agreement, dated as of March 9, 2020, by and between Terra Tech and Derek Peterson (23)
10.12	Forfeiture Agreement, dated as of March 9, 2020, by and between Terra Tech and Michael Nahass(23)
10.13	Asset Purchase Agreement, dated as of March 30, 2020 (24)
10.14	Executive Employment Agreement, dated as of March 30, 2020 (24)
10.15	Asset Purchase Agreement, dated as of April 15, 2020 (25)
10.16	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate, dated as of April 13, 2020 (25)
10.17	Executive Employment Agreement, dated as of September 28, 2020 (26)

10.18	Amendment Agreement, dated as of October 12, 2020 (27)
10.19	Forfeiture Agreement, dated as of October 12, 2020 (27)
10.20	Confidential Separation Agreement, dated as of October 12, 2020 (27)
10.21	Letter Agreement, dated October 22, 2020 (28)
10.22	Independent Director Agreement between Terra Tech Corp. and Nicholas Kovacevich, dated December 11, 2020 (29)
10.23	Independent Director Agreement between Terra Tech Corp. and Ira E. Ritter, dated December 11, 2020 (29)
10.24	Independent Director Agreement between Terra Tech Corp. and Francis Knuettel II, dated December 11, 2020 (29)
10.25	Director Indemnification Agreement between Terra Tech Corp. and Nicholas Kovacevich, dated December 11, 2020 (29)
10.26	Director Indemnification Agreement between Terra Tech Corp. and Ira E. Ritter, dated December 11, 2020 (29)
10.27	Director Indemnification Agreement between Terra Tech Corp. and Francis Knuettel II, dated December 11, 2020 (29)
10.28	Executive Employment Agreement between Terra Tech Corp. and Francis Knuettel II, dated December 18, 2020 (30)
10.29	Executive Employment Agreement between Terra Tech Corp. and Uri Kenig, dated December 21, 2020 (30)
10.30	Amendment and Waiver Agreement between Terra Tech Corp. and Michael Nahass, dated December 18, 2020 (30)
10.31	Loan Agreement Amendment, dated January 7, 2021 (18)
10.32	Indemnification Agreement, dated January 7, 2021 (18)
10.33	Indemnification Agreement, dated January 7, 2021 (18)
10.34	Separation Agreement, dated January 11, 2021 (18)
10.35	Securities Purchase Agreement, dated January 22, 2021 (19)
10.36	Form of Registration Rights Agreement (19)
10.37	Form of Series A Preferred Stock Purchase Agreement (19)
10.38	Form of Resignation and Release Agreement (19)
10.39	Form of Resignation and Release Agreement (19)
10.40	Form of Lock-Up Agreement (19)
10.41	Lock-up Agreement*
10.42	Registration Rights Agreement*
10.43	Independent Director Agreement between Terra Tech Corp. and Nicholas Kovacevich, dated February 1, 2021 (9)
10.44	Independent Director Agreement between Terra Tech Corp. and Ira Ritter, dated February 1, 2021(9)
10.45	Restricted Stock Award Agreement*
10.46	Form of Lock-Up Agreement (7)
10.47	Form of Loan Agreement (20)
10.48	Form of Guaranty Agreement (20)
10.49	Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (20)
10.50	Standard Purchase Agreement (31)
10.51	Assignment (31)
10.52	Form of Loan Agreement (31)
10.53	Form of Guaranty Agreement (31)
10.54	Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (31)
14.1	Code of Ethics (32)
21.1	List of Subsidiaries*
23.1	Consent of Marcum LLP*
24.0	Power of Attorney (set forth on the signature page of this Annual Report on Form 10-K)*
31.1	Certification of Francis Knuettel II, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Jeffrey Batliner, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Francis Knuettel II, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *
32.2	Certification of Jeffrey Batliner, Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculations Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Presentation Linkbase Document *

51

____________

(1)	Incorporated by reference to Current Report on Form 8-K, filed with the SEC on February 10, 2012.
(2)	Incorporated by reference to Current Report on Form 8-K, filed with the SEC on May 6, 2013.
(3)	Incorporated by reference to Annual Report on Form 10-K filed with the SEC on March 29, 2016
(4)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on November 4, 2019
(5)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on December 3, 2019
(6)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on February 18, 2020
(7)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on March 3, 2021
(8)	Incorporated by reference to Registration Statement on Form S-1, filed with the SEC on December 23, 2008.
(9)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on February 4, 2021
(10)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on September 28, 2016
(11)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on October 7, 2016
(12)	Incorporated by reference to Amendment No. 3 to Current Report on Form 8-K filed with the SEC on April 19, 2012
(13)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on March 2, 2015.
(14)	Incorporated by reference to Quarterly Report on Form 10-Q filed with the SEC on May 12, 2016
(15)	Incorporated by reference to Current Report on Form 8-K, filed with the SEC on May 28, 2013.
(16)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on February 1, 2021
(17)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on December 2, 2020
(18)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on January 13, 2021
(19)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on January 25, 2021
(20)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on January 19, 2018
(21)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on June 26, 2019
(22)	Incorporated by reference to Current Report on Form 8-K/A filed with the SEC on April 5, 2016
(23)	Incorporated by reference to Current Report on Form 8-K/A filed with the SEC on March 16, 2020
(24)	Incorporated by reference to Current Report on Form 8-K/A filed with the SEC on April 3, 2020
(25)	Incorporated by reference to Current Report on Form 8-K/A filed with the SEC on April. 17, 2020
(26)	Incorporated by reference to Current Report on Form 8-K/A filed with the SEC on September 28, 2020
(27)	Incorporated by reference to Current Report on Form 8-K/A filed with the SEC on October 13, 2020
(28)	Incorporated by reference to Current Report on Form 8-K/A filed with the SEC on October 28, 2020
(29)	Incorporated by reference to Current Report on Form 8-K/A filed with the SEC on December 14, 2020
(30)	Incorporated by reference to Current Report on Form 8-K/A filed with the SEC on December 21, 2020
(31)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on October 12, 2018
(32)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on November 5, 2015

*	filed herewith

TERRA TECH CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Terra Tech Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Terra Tech Corp. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill – Impairment Assessment for the Black Oak Gallery Reporting Unit

As described in Note 8 to the financial statements, the Company performed its annual evaluation of goodwill for the Black Oak Gallery reporting unit for impairment by comparing the estimated fair value of the Black Oak Gallery reporting unit to its carrying value. The Company used a market approach to determine the estimated fair value of the Black Oak Gallery reporting unit, whereby the Company applied a market multiple against the forecasted revenue for the Black Oak Gallery reporting unit, before applying a control premium.

The principal considerations for our determination that performing procedures relating to evaluating the recoverability of the carrying value of goodwill is a critical audit matter, are that there is significant judgment by management in the estimation of forecasted revenue, the market multiple to apply and the control premium to use. This in turn led to high degree of auditor judgment, subjectivity and effort in performing audit procedures in evaluating audit evidence related to management’s estimates and assumptions used in the forecasted revenue and model. Also, the evaluation of audit evidence related to goodwill impairment required significant auditor judgment as the nature of the evidence is often subjective, and the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating evidence in connection with forming our overall audit opinion on the consolidated financial statements. These procedures included, among others, (i) evaluating management’s selection of comparable peer companies used in determining the revenue growth rate; (ii) evaluating management’s determination of the market multiple; (iii) evaluating the control premium used by management; and (iv) corroborating the inputs used in management’s model. Professionals with specialized skill and knowledge were used to assist in the evaluation of the measurement of the Company’s estimated fair value of the Black Oak Gallery reporting unit.

Income Taxes – Uncertain Tax Positions

As described in Note 12 to the financial statements, the Company’s subsidiaries that produced and sold cannabis or cannabis pure concentrates are subject to the limits of Internal Revenue Code Section 280E, which only allows the Company to deduct expenses directly related to sales of product for federal tax purposes. This requires management to make estimates and judgments relating to the bifurcation of expenses between direct costs of sales versus other operating expenses for such subsidiaries. This also requires management to make judgments as to whether the deduction of operating expenses at the parent company that provides corporate oversight and other services to such subsidiaries, which is an uncertain tax position, met the “more-likely-than-not” recognition threshold

The principal considerations for our determination that performing procedures relating to the uncertain tax position was a critical audit matter, are that there is significant judgment by management in estimating the operating expenses at the parent company that are unrelated to the business activity of trafficking cannabis related products, including a high degree of estimation uncertainty due to the complexity of tax laws, lack of guidance from the Internal Revenue Service (“IRS”) and potential for adjustments which could have a material impact on the Company’s results of operations for the year as a result of any IRS audit. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate the timely identification and accurate measurement of provisions for tax uncertainties. Also, the evaluation of audit evidence related to the provisions for tax uncertainties required significant auditor judgment as the nature of the evidence is often subjective, and the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing the information used in the allocation of operating expenses of the parent company to business activities unrelated to trafficking cannabis related products; (ii) evaluating management’s assessment of the technical merits of tax positions and estimates of the amount of tax benefit expected to be sustained; (iii) testing the completeness of management’s assessment of both the identification of uncertain tax positions and possible outcomes of each uncertain tax position; and (iv) evaluating the status and results of tax audits with the relevant tax authorities for companies within the industry. Professionals with specialized skill and knowledge were used to assist in the evaluation of the completeness and measurement of the company’s uncertain tax positions, including evaluating the reasonableness of management’s assessment of whether tax positions are more-likely-than-not of being sustained, the application of relevant tax laws, and estimated interest and penalties.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2018.

Costa Mesa, California

March 30, 2021

TERRA TECH CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)

	December 31,	December 31,
	2020	2019

ASSETS

Current assets:
Cash	$888	$1,226
Accounts receivable, net	835	693
Short term investments	34,045	-
Inventory	1,602	4,334
Prepaid expenses and other current assets	234	675
Current assets of discontinued operations	2	2,440

Total current assets	37,606	9,368

Property, equipment and leasehold improvements, net	32,480	35,469
Intangible assets, net	7,714	14,871
Goodwill	6,171	21,471
Other assets	13,040	10,272
Investments	330	5,000
Assets of discontinued operations	2,953	22,799

TOTAL ASSETS	$100,294	$119,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable and other accrued expenses	$8,621	$9,526
Short-term debt	8,033	11,022
Current liabilities of discontinued operations	9,768	7,035

Total current liabilities	26,422	27,583

Long-term liabilities:
Long-term debt, net of discounts	6,632	6,570
Long-term lease liabilities	8,082	8,902
Long-term liabilities of discontinued operations	28	869

Total long-term liabilities	14,742	16,341

Total liabilities	41,164	43,924

STOCKHOLDERS’ EQUITY:
Preferred stock, convertible series A, par value $0.001:
100 Shares authorized as of December 31, 2020 and 2019; 8 Shares issued as of December 31, 2020 and 2019, respectively	-	-
Preferred stock, convertible series B, par value $0.001:		-
41,000,000 Shares authorized as of December 31, 2020 and 2019; 0 shares issued as of December 31, 2020 and 2019, respectively	-	-
Common stock, par value $0.001:
990,000,000 Shares authorized as of December 31, 2020 and 2019; 196,512,867 shares issued and 194,204,459 shares outstanding as of December 31, 2020; 120,313,386 shares issued and 118,004,978 shares outstanding as of December 31, 2019.	218	120
Additional paid-in capital	275,060	260,516
Treasury stock	(808)	(808)
Accumulated deficit	(219,803)	(189,686)

Total Terra Tech Corp. stockholders’ equity	54,667	70,142
Non-controlling interest	4,463	5,184

Total stockholders’ equity	59,130	75,326

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,294	$119,250

The accompanying notes are an integral part of the consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per-share info)

	Year Ended December 31,
	2020	2019

Total revenues	$14,287	$16,488
Cost of goods sold	10,687	6,139

Gross profit	3,600	10,349

Selling, general and administrative expenses	24,602	36,676
Impairment of assets	19,910	8,313
(Gain) / Loss on sale of assets	(35)	(802)
(Gain) / Loss on interest in joint venture	-	1,067

Loss from operations	(40,877)	(34,905)

Other income / (expense)
Interest expense, net	(2,932)	(9,293)
Unrealized gain/(loss) on investments	29,045	-
Other income / (loss)	964	50

Total other income / (expense)	27,077	(9,243)

Income / (loss) from continuing operations	(13,800)	(44,148)
Income / (loss) from discontinued operations, net of tax	(17,071)	(3,704)

NET INCOME / (LOSS)	(30,871)	(47,852)

Less: Income / (Loss) attributable to non-controlling interest from continuing operations	(754)	(921)

NET LOSS ATTRIBUTABLE TO TERRA TECH CORP.	$(30,117)	$(46,931)

Income / ( Loss) from continuing operations per common share attributable to Terra Tech Corp. common stockholders – basic and diluted	$(0.07)	$(0.45)
Net Income / ( Loss) per common share attributable to Terra Tech Corp. common stockholders – basic and diluted	$(0.16)	$(0.44)
Weighted-Average Number of Common Shares Outstanding – Basic and Diluted	191,978,187	106,037,631

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
(in thousands, except for Shares)

	Preferred Stock
	Convertible				Additional				Non-
	Series A		Common Stock		Paid-In	Treasury Stock		Accumulated	Controlling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Total
Balance at December 31, 2018	12	$-	81,759,415	$82	$236,543	-	$-	$(142,755)	$1,003	$94,873

Stock compensation - employees	-	-	740,580	1	473	-	-	-	-	473
Stock compensation - directors	-	-	173,610	0	102	-	-	-	-	102
Stock compensation - services expense	-	-	715,065	1	369	-	-	-	-	369
Stock cancellation	-	-	(60,000)	(0)	(58)	-	-	-	-	(58)
Debt conversion - common stock	-	-	29,380,222	29	13,411	-	-	-	-	13,440
Stock issued for cash	-	-	7,604,494	8	4,492	-	-	-	-	4,500
Stock option expense	-	-	-	-	4,342	-	-	-	-	4,342
Issuance of warrants to Aegis	-	-	-	-	5,978	-	-	-	-	5,978
Series A	(4)	-	-	-	-	4	-	-	-	-
Common stock repurchase	-	-	(2,308,408)	-	-	2,308,408	(808)	-	-	(808)
Consolidation of NuLeaf joint venture	-	-	-	-	-	-	-	-	5,402	5,402
Contribution (distribution) from non-controlling interest	-	-	-	-	-	-	-	-	703	703
Contribution (distribution) to non-controlling interest	-	-	-	-	(5,136)	-	-	-	(1,003)	(6,139)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	-	(921)	(921)
Net loss attributable to Terra Tech Corp.	-	-	-	-	-	-	-	(46,931)	-	(46,931)
Balance at December 31, 2019	8	$-	118,004,978	120	$260,516	2,308,412	$(808)	$(189,686)	$5,184	$75,326

Stock compensation - employees	-	-	3,894,544	4	515	-	-	-	-	519
Stock compensation - directors	-	-	1,359,090	1	103	-	-	-	-	104
Stock compensation - services expense	-	-	1,159,615	1	151	-	-	-	-	152
Stock cancellation	-	-	(21,924,177)	-	-	-	-	-	-	-
Debt conversion - common stock	-	-	31,086,209	31	2,413	-	-	-	-	2,444
Stock issued for cash	-	-	2,470,173	2	248	-	-	-	-	250
Stock issued for OneQor acquisition	-	-	58,154,027	58	9,246	-	-	-	-	9,304
Stock option expense	-	-	-	-	1,868	-	-	-	-	1,868
Issuance of warrants to Aegis	-	-	-	-	-	-	-	-	-	-
Series A	-	-	-	-	-	-	-	-	-	-
Net contribution from non-controlling interest	-	-	-	-	-	-	-	-	33	33
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	-	(754)	(754)
Net loss attributable to Terra Tech Corp.	-	-	-	-	-	-	-	(30,117)	-	(30,117)
Balance at December 31, 2020	8	$-	194,204,459	218	$275,060	2,308,412	$(808)	$(219,803)	$4,463	$59,130

The accompanying notes are an integral part of the consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(30,871)	$(47,852)
Less: Income from discontinued operations	17,071	3,704
Net loss from continuing operations	(13,800)	(44,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	650	2,217
Depreciation and amortization	6,314	6,396
Impairment loss	19,910	8,313
Gain on sale of assets	(35)	(788)
Amortization of operating lease right of use asset	857	805
Non-cash interest expense	1,004	7,880
Stock-based compensation	2,175	5,287
Unrealized gain on investments	(29,045)	-
Loss recognized upon consolidation of equity interests	-	1,067
Other	841	(84)
Change in operating assets and liabilities:		-
Accounts receivable	(256)	(715)
Inventory	2,732	(3,117)
Prepaid expenses and other current assets	441	(56)
Other assets	(920)	(148)
Accounts payable and accrued expenses	(174)	2,464
Operating lease liabilities	(786)	2,116
Net cash provided by / (used in) operating activities - continuing operations	(10,092)	(12,511)
Net cash provided by / (used in) operating activities - discontinued operations	(4,748)	(2,229)
NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES	(14,840)	(14,740)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(1,473)	(1,591)
Insurance proceeds for damaged assets	452	-
Purchase of equity investment	-	(400)
Issuance of note receivable	(250)	(1,800)
Purchase of intangible assets	-	-
Cash from acquisitions	57	127
Proceeds from sales of assets	35	1,249
Net cash provided by / (used in) investing activities - continuing operations	(1,179)	(2,415)
Net cash provided by / (used in) investing activities - discontinued operations	12,982	3,044
NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES	11,803	629

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	2,954	13,000
Payments of debt principal	(506)	(2,150)
Proceeds from issuance of common stock	250	4,500
Purchase of treasury stock	-	(808)
Cash paid for acquisition of non-controlling interest	-	(6,250)
Cash contribution from non-controlling interest	152	1
Cash distribution to non-controlling interest	(144)	-
Other	(8)	(150)
Net cash provided by / (used in) financing activities - continuing operations	2,698	8,143
Net cash provided by / (used in) financing activities - discontinued operations	-	-
NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	2,698	8,143

NET CHANGE IN CASH	(339)	(5,968)
Cash at beginning of period	1,226	7,194

CASH AT END OF PERIOD	$888	$1,226

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$1,177	$1,594

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Consolidation of NuLeaf net assets	$-	$11,957
Financing Fees in accounts payable	$-	$165
Stock issued for the acquisition of OneQor	$9,305	$-
Warrants issued in conjunction with debt	$-	$183
Stock issued for prior bonuses	$469	$-
Fixed assets in accounts payable	$484	$-
Non-cash contributions from non-controlling interest	$-	$702
Debt principal and interest converted to common stock	$2,444	$13,200
Beneficial conversion feature recorded for Dominion debt	$-	$5,795

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

The Company is a retail, production and cultivation company, with an emphasis on providing the highest quality of medical and adult use cannabis products. We currently have a concentrated cannabis interest in California. All of the Company’s cannabis dispensaries operate under the name Blüm. The Company’s cannabis dispensaries in California operate as Black Oak Gallery in Oakland and Blum San Leandro in San Leandro and offer a broad selection of medical and adult-use cannabis products including flowers, concentrates and edibles.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Securities Exchange Commission (“SEC”) Form 10-K and Regulation S-X and reflect the accounts and operations of the Company and those of our subsidiaries in which we have a controlling financial interest. In accordance with the provisions of FASB or ASC 810, “Consolidation”, we consolidate any variable interest entity (“VIE”), of which we are the primary beneficiary. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. We do not consolidate a VIE in which we have a majority ownership interest when we are not considered the primary beneficiary. We evaluate our relationships with all the VIEs on an ongoing basis to reassess if we continue to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of operations and cash flows for the years ended December 31, 2020 and 2019 have been included.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. The risks and uncertainties on the future of our business due to COVID-19 and regulatory uncertainty, combined with the fact that we have historically lost money, have in the past, raised substantial doubt as to our ability to continue as a going concern. However, management feels that proceeds due from its Hydrofarm investment, proceeds from the Nevada asset sales, management’s past and on-going efforts to trim costs and management’s recent efforts to boost sales will lead to cash sustainability. Therefore management feels that there is no material uncertainty as to the Company’s ability to continue as a going concern.

Non-Controlling Interest

Non-controlling interest is shown as a component of stockholders’ equity on the consolidated balance sheets and the share of income (loss) attributable to non-controlling interest is shown as a component of income (loss) in the consolidated statements of operations.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of total net revenue and expenses in the reporting periods. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, sales returns, inventory valuation, stock-based compensation expense, goodwill and purchased intangible asset valuations, investments, deferred income tax asset valuation allowances, uncertain tax positions, and litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results the Company experiences may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not affect net loss, revenues and stockholders’ equity. See Note 19, “Discontinued Operations” for further discussion regarding discontinued operations.

Trade and other Receivables

The Company extends non-interest bearing trade credit to its customers in the ordinary course of business which is not collateralized. Accounts receivable are shown on the face of the consolidated balance sheets, net of an allowance for doubtful accounts. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends, in determining the allowance for doubtful accounts. The Company does not accrue interest receivable on past due accounts receivable. The reserve for doubtful accounts was zero and $0.44 million as of December 31, 2020 and 2019, respectively.

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

Publicly held equity securities are recorded at fair value with unrealized gains or losses resulting from changes in fair value reflected as unrealized gains or losses on equity securities in our consolidated statements of operations.

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

Intangible assets that have indefinite useful lives are tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount of the asset group exceeds its fair value.

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

Notes Receivable

The Company reviews all outstanding notes receivable for collectability as information becomes available pertaining to the Company’s inability to collect. An allowance for notes receivable is recorded for the likelihood of non-collectability. The Company accrues interest on notes receivable based net realizable value. The allowance for uncollectible notes was zero and $1.83 million as of December 31, 2020 and 2019, respectively.

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

Fair Value of Financial Instruments, Non-Financial Instruments and Derivative Assets

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

The following table presents the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of December 31, 2020:

Investments:	Amount	Level 1	Level 2	Level 3
Warrants to acquire shares of HydroFarm	$10,195	$-	$10,195	$-
Shares in HydroFarm	23,850	-	23,850	-
Option to acquire Edible Garden Inc	330	-	-	330

Total	$34,375	$-	$34,045	$330

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

Disaggregation of Revenue

See Note 20, “Segment Information” for revenues disaggregated by type as required by ASC Topic 606. The company believes this level of disaggregation sufficiently depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. The table below shows the revenue break between California operations and Nevada operations for the years ended December 31, 2020 and 2019.

	(in thousands)
	2020	2019

California	$6,161	$12,413
Nevada	8,126	4,075
Total	$14,287	$16,488

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

Advertising Expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.” Advertising expenses from continuing operations totaled $0.19 million and $1.49 million in the years ended December 31, 2020 and 2019, respectively.

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

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”. The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. At December 31, 2020 and 2019, such net operating losses were offset entirely by a valuation allowance.

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

Loss Per Common Share

In accordance with the provisions of ASC 260, “Earnings Per Share,” net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the years ended December 31, 2020 and 2019. Therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for all years.

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	Year Ended December 31,
	2020	2019

Common stock warrants	1,076,555	1,313,459
Common stock options	17,492,830	12,365,295

	18,569,385	13,678,754

Recently Adopted Accounting Standards

FASB Accounting Standards Update (“ASU”) No. 2016-13, “Measurement of Credit Losses on Financial Instruments” - Issued in June 2016, ASU 2016-13 replaces the “incurred loss” credit losses framework with a new accounting standard that requires management's measurement of the allowance for credit losses to be based on a broader range of reasonable and supportable information for lifetime credit loss estimates. The Company adopted the standard January 1, 2020. Adoption had no material impact on the Company’s financial position or results of operations.

Recently Issued Accounting Standards

FASB ASU No. 2020-06 “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” - Issued in August 2020, ASU 2020-06 simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. By removing the separation model, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and the interest rate on convertible debt instruments will typically be closer to the coupon interest rate when applying the guidance in Topic 835, Interest. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those years. The Company is currently evaluating the adoption date and impact adoption will have on its financial position and results of operations.

FASB ASU No. 2019-12, “Simplifying the Accounting for Income Taxes” - Issued in December 2019, ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the adoption date and impact, if any, adoption will have on its financial position and results of operations.

NOTE 3 – CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in several financial institutions that are insured by either the Federal Deposit Insurance Corporation or the National Credit Union Association up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations and it maintains significant cash on hand at certain of its locations. The Company has not historically experienced any material loss from carrying cash on hand. The amount in excess of insured limitations was $0.06 million and $0.18 million as of December 31, 2020 and 2019, respectively.

The Company provides credit in the normal course of business to its customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. There were no customers that comprised more than 10.0% of the Company’s revenue for the year ended December 31, 2020 and 2019.

The Company sources cannabis products for retail, cultivation and production from various vendors. However, as a result of the new regulations in the State of California, the Company’s California retail, cultivation and production operations must use vendors licensed by the State effective January 1, 2018. As a result, we are dependent upon the licensed vendors in California to supply products as of that date. If the Company is unable to enter into a relationship with sufficient members of properly licensed vendors, the Company’s sales may be impacted. During the year ended December 31, 2020 and 2019, we did not have any concentration of vendors for inventory purchases. However, this may change depending on the number of vendors who receive appropriate licenses to operate in the State of California.

NOTE 4 – VARIABLE INTEREST ENTITY ARRANGEMENTS

NuLeaf, Inc.

On October 26, 2017, the Company entered into operating agreements with NuLeaf, Inc. and formed NuLeaf Sparks Cultivation, LLC and NuLeaf Reno Production, LLC (collectively “NuLeaf”) to build and operate cultivation and production facilities of cannabis products in Nevada. The agreements were subject to approval by the State of Nevada, the City of Sparks and the City of Reno in Nevada. Under the terms of the agreements, the Company remitted to NuLeaf an upfront investment of $4.50 million in the form of convertible loans bearing an interest rate of 6% per annum. On June 28, 2018, the Company received approval from the State of Nevada. The remaining required approvals from local authorities were received in July 2018. As a result, the notes receivable balance was converted into a 50% ownership interest in NuLeaf. The investment in NuLeaf was initially recorded at cost and accounted for using the equity method.

In February 2019, we amended and restated the NuLeaf agreements and obtained control of the operations of NuLeaf. The Company has determined these entities are variable interest entities in which the Company is the primary beneficiary by reference to the power and benefits criterion under ASC 810, “Consolidation.” The provisions within the amended agreement granted the Company the power to manage and make decisions that affect the operation of these entities. As the primary beneficiary of NuLeaf Sparks Cultivation, LLC and NuLeaf Reno Production, LLC, the Company began consolidating the accounts and operations of these entities on March 1, 2019. All intercompany transactions are eliminated in the unaudited consolidated financial statements. Effective March 1, 2019, we remeasured our equity method investment in NuLeaf to fair value and consolidated the results of NuLeaf within our consolidated financial statements.

Revenue and net loss attributed to NuLeaf is $8.13 million and $4.08 million, respectively, for the year ended December 31, 2020. The aggregate carrying values of Sparks Cultivation, LLC and NuLeaf Reno Production, LLC assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows:

	(in thousands)
	December 31,	December 31,
	2020	2019
Current assets:
Cash	$671	$243
Accounts receivable, net	483	16
Inventory	3,118	2,910
Prepaid expenses and other current assets	21	35
Total current assets	4,293	3,204

Property, equipment and leasehold improvements, net	7,442	9,543
Other assets	395	598

TOTAL ASSETS	$12,130	$13,345

Liabilities:
Total current liabilities	$396	$213
Total long-term liabilities	307	415

TOTAL LIABILITIES	$703	$628

NOTE 5 – INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Hydrofarm

On August 28, 2018, the Company entered into a Subscription Agreement with Hydrofarm Holdings Group, Inc. (“Hydrofarm”), one of the leading independent providers of hydroponic products in North America, pursuant to which the Company agreed to purchase from Hydrofarm and Hydrofarm agreed to sell to the Company 2,000,000 “Units”, each Unit consisting of one share of common stock and one warrant to purchase one-half of a share of common stock for an initial exercise price of $5.00 per share, for $2.50 per Unit for an aggregate purchase price of $5.00 million. The investment in Hydrofarm was recorded at cost and was included in other assets on the consolidated balance sheet as of December 31, 2019.

On November 24, 2020, Hydrofarm’s board of directors and stockholders approved an amendment to their amended and restated certificate of incorporation effecting a 1-for-3.3712 reverse stock split of their issued and outstanding shares of common stock. Subsequent to the reverse split, the Company owned 593,261 shares of common stock in Hydrofarm, with an exercise price at $8.43 per share, and 296,630 warrants to purchase one share of common stock, with an exercise price of $16.86 per share.

On December 14, 2020, Hydrofarm announced the closing of its initial public offering; shares of Hydrofarm began trading on the Nasdaq Global Select Market under the ticker symbol “HYFM.” Hydrofarm’s common shares outstanding on the closing date were 31,720,727; the Company’s ownership percentage in Hydrofarm was approximately 1.9%.

Upon closing of Hydrofarm’s initial public offering, the Company determined that the investment in Hydrofarm no longer qualifies to be stated at cost, as the equity security has a readily determinable value and therefore should be recorded at fair value. In the fourth quarter of 2020, the Company recorded its investment in Hydrofarm of 593,261 common shares at fair value, and the warrants to acquire an additional 296,630 of Hydrofarm common stock at an exercise price of $16.86, at their respective fair values. The difference in basis was recorded in current period earnings.

NOTE 6 – INVENTORY

Raw materials consists of material for NuLeaf and IVXX’s lines of cannabis pure concentrates. Work-in-progress consists of cultivation materials and live plants grown at NuLeaf and Black Oak Gallery. Finished goods consists of cannabis products sold in retail.

Inventory as of December 31, 2020 and 2019 consisted of the following:

	(in thousands)
	December 31,	December 31,
	2020	2019

Raw materials	$39	$2,400
Work-in-progress	1,196	2,677
Finished goods	367	275
Inventory reserve	-	(1,018)

Total inventory	$1,602	$4,334

NOTE 7 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment, and leasehold improvements, net consists of the following:

	(in thousands)
	December 31,	December 31,
	2020	2019

Land and building	$11,206	$11,206
Furniture and equipment	2,913	2,787
Computer hardware	215	299
Leasehold improvements	16,459	16,545
Construction in progress	9,922	9,676

Subtotal	40,715	40,513
Less accumulated depreciation	(8,235)	(5,044)
Property, equipment and leasehold improvements, net
	$32,480	$35,469

Depreciation expense related to property, equipment and leasehold improvements for the years ended December 31, 2020 and 2019 was $3.77 million and $3.38 million, respectively.

Assets Divested

Blum Santa Ana

On February 26, 2020, the Company agreed to transfer governance and control of our dispensary operation located at 2911 Tech Center Drive, Santa Ana, CA to Martin Vivero and Tetra House Co. (“Tetra”), who are unaffiliated third parties. The Company received $2.00 million at closing and $1.45 million during the 3rd Quarter of 2020 in exchange for these assets. MediFarm So Cal Inc. (“MediFarm So Cal”), a wholly-owned subsidiary of the Company, terminated the existing management services agreement with 55 OC Community Collective Inc. (“55 OC”). 55 OC is a mutual benefit corporation which holds a cannabis license with the City of Santa Ana in the State of California. Previously, MediFarm So Cal managed the dispensary known as “Blum Santa Ana” under the license of 55 OC. Control of 55 OC was transferred to Mr. Vivero and Tetra House Co. via a new management services agreement and the appointment of Mr. Vivero to the Board of Directors of 55 OC, which was pending final regulatory approval as of the date of our report.

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

Carnegie

On July 30, 2020, 1815 Carnegie LLC completed a transaction to sell real property in Santa Ana, CA to Dyer 18 LLC, an unaffiliated third party, for total cash consideration of $8.20 million and a gain of $1.2 million.

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL

Goodwill

Goodwill arises from the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired less assumed liabilities.

Goodwill is reviewed annually for impairment or more frequently if impairment indicators arise. The Company conducts its annual goodwill impairment assessment as of the last day of the third quarter, or more frequently under certain circumstances. For the purpose of the goodwill impairment assessment, the Company has the option to perform a qualitative assessment (commonly referred to as “step zero”) to determine whether further quantitative analysis for impairment of goodwill or indefinite-lived intangible assets is necessary or a quantitative assessment (“step one”) where the Company estimates the fair value of each reporting unit using a discounted cash flow method (income approach). Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment. The balance of goodwill at December 31, 2020 and 2019 was $6.17 million and $21.47 million, respectively and was attributed to the Cannabis reportable segment.

The table below summarizes the changes in the carrying amount of goodwill:

Balance at December 31, 2018	$28,921
Impairment	(7,450)
Balance at December 31, 2019	21,471
Impairment	(15,300)
Balance at December 31, 2020	$6,171

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

During the fourth quarter of 2020, Black Oak’s dispensary reopened and revenue climbed to levels seen in Q2, before the store was forced to close for repairs due to the rioting/civil unrest. There were no significant one-time events that took place in Q4 or significant fluctuations in financial metrics. The Company’s overall market capitalization increased from $14.8M to $29.68M.  The overall outlook for the cannabis industry also improved during the fourth quarter of 2020, largely due to the election results (Joe Biden pledged to decriminalize marijuana at a federal level).  Management assessed all intangible assets (definite-lived and indefinite-lived) and investments for potential impairment and concluded that there were no indications of impairment in the fourth quarter of 2020.

The impairment charges relating to goodwill and other assets are presented in the “Impairment of Assets” line in the Consolidated Statements of Operations.

Intangible Assets Net

Intangible assets consisted of the following as of December 31, 2020 and 2019:

	(in Thousands)
		December 31, 2020			December 31, 2019
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizing Intangible Assets:
Customer Relationships	3 to 5	$7,400	$(7,400)	$-	$7,860	$(5,608)	$2,252
Trademarks and Patent	2 to 8	196	(187)	9	196	(166)	30
Dispensary Licenses	14	10,270	(3,485)	6,785	10,270	(2,751)	7,519

Total Amortizing Intangible Assets		17,866	(11,072)	6,794	18,326	(8,525)	9,801

Non-Amortizing Intangible Assets:
Trade Name	Indefinite	920	-	920	5,070	-	5,070

Total Non-Amortizing Intangible Assets		920	-	920	5,070	-	5,070

Total Intangible Assets, Net		$18,786	$(11,072)	$7,714	$23,396	$(8,525)	$14,871

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

During 2020, the impact of COVID-19 on the retail industry had a negative impact on our revenues and management was forced to limit store operating hours due to the pandemic. Management believes the COVID-19 outbreak will continue to have a material negative impact on the Company’s financial results. These factors, including management’s revised forecast for the future performance of our Black Oak Gallery reporting unit, indicated the carrying value of Black Oak Gallery’s customer relationships and trade name may not be recoverable. Management evaluated the recoverability of the customer relationships using level 3 inputs and a probability-weighted approach to assess the potential impact of a long-term decline in our existing customer base due to the COVID-19 pandemic. The recoverability test indicated that the book value of customer relationships exceeded fair value. As a result, the Company recognized impairment charges of $0.46 million during 2020.

The company evaluates impairment of the Black Oak Gallery trade name using level 3 inputs and an income approach. The recoverability test indicated that the book value of the trade name exceeded the fair value. The Company recognized impairment charges of $4.15 million in 2020.

The Company recorded amortization expense of $2.55 million and $3.02 million for the years ended December 31, 2020 and 2019, respectively. Based solely on the amortizable intangible assets recorded as of December 31, 2020, the Company estimates amortization expense for the next five years to be as follows:

	(in thousands)
	Year Ending December 31,
	2021	2022	2023	2024	2025 and thereafter	Total
Amortization expense	$742	$734	$734	$734	$3,851	$6,794

Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	(in thousands)
	December 31, 2020	December 31, 2019

Accounts Payable	$6,027	$5,181
Sales & Local Tax Payable	258	210
Accrued Payroll	68	647
Accrued Expenses	2,268	3,488

Total Accounts Payable and Accrued Expenses	$8,621	$9,526

NOTE 10 – NOTES PAYABLE

Notes payable consists of the following:

	(in thousands)
	December 31,	December 31,
	2020	2019
Promissory note dated November 22, 2017, issued for the purchase of real property. Matures December 1, 2020, with an option to extend the maturity date 1 year. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter up to 13.5%. In the event of default, the note is convertible at the holder's option.	$-	$4,500
Promissory note dated January 18, 2018, issued for the purchase of real property. The promissory note is collateralized by the land and building purchased and matures January 18, 2022. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter. The full principle balance and accrued interest are due at maturity. In the event of default, the note is convertible at the holder's option.	6,500	6,500
Promissory note dated October 5, 2018, issued for the purchase of real property. Matures October 5, 2021. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter up to 13.5%. In the event of default, the note is convertible at the holder's option.	1,600	1,600
Promissory note dated June 11, 2019, issued to accredited investors, which matures December 31, 2021 and bears interest at a rate of 7.5% per annum. The conversion price is the lower of $4.50 or 87% of the average of the two (2) lowest VWAPs in the thirteen (13) trading days prior to the conversion date.	2,800	4,000
Promissory note dated October 21, 2019, issued to accredited investors, which matures April 21, 2021 and bears interest at a rate of 7.5% per annum. The conversion price is the lower of $4.50 or 87% of the average of the two (2) lowest VWAPs in the thirteen (13) trading days prior to the conversion date.	725	1,500
Secured promissory note dated December 30, 2019, issued to Matthew Lee Morgan Trust (a related party), which matures January 30, 2021, and bears interest at a rate of 10% per annum.	500	500
Secured promissory note dated January 10, 2020, issued to an unaffiliated third party. The note matures on July 10, 2021 and incurs an interest rate of 15.0% per annum.	1,000	-
Promissory note dated May 4, 2020, issued to Harvest Small Business Finance, LLC, an unaffiliated third party. Loan is part of the Paycheck Protection Program ("PPP Loan") offered by the U.S. Small Business Administration. The interest rate on the note is 1%. The note requires interest and principle payments seven months from July 2020. The note matures in two years.	562	-
Promissory note dated July 29, 2020, issued to an unaffiliated third party. The note incurs an interest rate of 8% per annum and matures on April 28, 2021.	1,000	-

Notes payable - promissory notes	$14,687	$18,600
Vehicle loans	29	46
Less: Short term debt	(8,033)	(11,021)
Less: Debt discount	(51)	(1,055)
Net Long Term Debt	$6,632	$6,570

Scheduled Maturities of Debt

Scheduled maturities of debt are as follows:

	(in thousands)
	Year Ending December 31,
	2021	2022	Total
Total Debt	$8,033	$6,683	$14,716

Promissory Notes

On November 22, 2017, the Company entered into a $4.50 million promissory note for the purchase of land and a building in California with a third-party creditor. The promissory note is collateralized by the land and building purchased and matures in December 1, 2020. The interest rate for the first year is 12.0% and increases 0.5% per year through 2020. Payments of interest only are due monthly. The full principle balance and accrued interest were paid upon sale of the real estate during 2020.

On January 18, 2018, the Company entered into a $6.50 million promissory note for the purchase of land and a building in California with a third-party creditor. As part of the closing of the purchase of land, the Company issued warrants with a value of approximately $0.16 million and paid a cash fee of $0.20 million. The warrants and cash fee were recorded as a debt discount. The unamortized balance of such discount as of December 31, 2020 and December 31, 2019 was zero and $0.14 million, respectively. The interest rate for the first year is 12.0% and increases 0.5% per year, up to 13.0%, through 2021. Payments of interest only are due monthly. The full principle balance and accrued interest are due at maturity.

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

2018 Master Securities Purchase Agreement and Convertible Promissory Notes

In March 2018, the Company entered into the 2018 Master Securities Purchase Agreement with an accredited investor pursuant to which the Company sells to the accredited investor 7.5% Senior Convertible Promissory Notes in eight tranches averaging $5.00 million, for a total of $40.00 million. The Company converted $1.98 million of convertible notes into the Company’s common stock during the year ended December 31, 2020. As of December 31, 2020, $3.53 million of principle remains outstanding.

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

During the years ended December 31, 2020 and 2019, the Company converted debt and accrued interest into 31,086,209 and 29,380,222 shares of the Company’s common stock, respectively.

Additional Financing Arrangements

On December 30, 2019, the Company issued a promissory note to Matthew Lee Morgan Trust (a related party), which matures on January 30, 2021. The note accrues interest at a rate of 10% per annum. The note was converted into the Company’s common stock in January of 2021.

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

NOTE 11 – LEASES

A lease provides the lessee the right to control the use of an identified asset for a period of time in exchange for consideration. Operating lease right-of-use assets (“ROU assets”) are included in other assets while lease liabilities are a line-item on the Company’s Consolidated Balance Sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Most operating leases contain renewal options that provide for rent increases based on prevailing market conditions. The terms used to calculate the ROU assets for certain properties include the renewal options that the Company is reasonably certain to exercise.

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

The Company occupies office facilities under lease agreements that expire at various dates. In addition, office, production and transportation equipment is leased under agreements that expire at various dates. The Company does not have any significant finance leases. Total operating lease costs for the years ended December 31, 2020 and December 31, 2019 were $0.86 million and $0.81 million, respectively. Short-term lease costs during the 2020 and 2019 fiscal years were not material.

As of December 31, 2020 and December 31, 2019, short term lease liabilities of $0.81 million and $1.06 million are included in “Accounts Payable and Accrued Expenses” on the consolidated balance sheets, respectively. The table below presents total operating lease ROU assets and lease liabilities as of December 31, 2020:

(in thousands)
Operating lease ROU assets	$8,137
Operating lease liabilities	8,895

The table below presents the maturities of operating lease liabilities as of December 31, 2020:

(in thousands)
Operating
Leases
2021	$1,667
2022	2,506
2023	1,801
2024	1,561
2025	1,471
Thereafter	5,015
Total lease payments	14,021
Less: discount	(5,126)
Total operating lease liabilities	$8,895

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets:

December 31,
2020
Weighted average remaining lease term (years)	8.4
Weighted average discount rate	11.7%

NOTE 12 – TAX EXPENSE

The components of deferred income tax assets and (liabilities) are as follows:

	Year Ended December 31,
	2020	2019
Deferred income tax assets:
Options expense	$2,871	$2,314
Depreciation	194	203
Allowance for Doubtful Accounts	291	663
Net operating Losses	19,676	14,921

Total	23,032	18,101
Deferred income tax liabilities:
Unrealized gain on investments	(8,658)	-
Total	14,374	18,101

Valuation allowance	(14,374)	(18,101)

Net deferred tax assets (liabilities)	$-	$-

The company did not incur income tax expense or benefit for the years ended December 31, 2020 or 2019 from continuing or discontinued operations. The reconciliation between the Company’s effective tax rate and the statutory tax rate is as follows:

	Year Ended December 31,
	2020	2019

Expected Income Tax Benefit at Statutory Tax Rate, Net	$(6,151)	$(9,705)
Amortization	713	641
IRC 280E adjustment	2,683	3,785
State taxes	(2,045)
Impairment of assets	-	73
Impairment of intangibles	5,572	1,680
Other	613	29
Uncertain tax position	2,342	-
Change In valuation allowance	(3,727)	3,496

Reported income tax expense (benefit)	$-	$-

For the years ended December 31, 2020 and 2019, the Company had subsidiaries that produced and sold cannabis or cannabis pure concentrates, subjecting the Company to the limits of Internal Revenue Code (“IRC”) Section 280E. Pursuant to IRC Section 280E, the Company is allowed only to deduct expenses directly related to sales of product. The State of California does not conform to IRC Section 280E and, accordingly the Company is allowed to deduct all operating expenses on its California income tax returns. As the Company files consolidated federal income tax returns, the taxable income generated from its subsidiaries subject to IRC Section 280E has been offset by losses generated by operations not subject to IRC Section 280E.

As of December 31, 2020, and 2019, the Company had net operating loss carryforwards of approximately $44.58 million and $47.48 million, respectively, which, if unused, will expire beginning in the year 2034. These tax attributes are subject to an annual limitation from equity shifts, which constitute a change of ownership as defined under IRC Section 382, which will limit their utilization. The Company assessed the effect of these limitations and did not believe the losses through December 31, 2020 to be substantially limited.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred through the period ended December 31, 2020. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of December 31, 2020, a valuation allowance of has been recorded against all net deferred tax assets as these assets are more likely than not to be unrealized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. All tax years are subject to examination.

Under ASC 740-10, Income Taxes, we periodically review the uncertainties and judgments related to the application of complex income tax regulations to determine income tax liabilities in several jurisdictions. We use a “more likely than not” criterion for recognizing an asset for unrecognized income tax benefits or a liability for uncertain tax positions. We have determined we have unrecognized assets related to uncertain tax positions for IRC Section 280E as of December 31, 2020. We do not anticipate any significant changes in such uncertainties and judgments during the next twelve months. To the extent we are required to recognize interest and penalties related to unrecognized tax liabilities, this amount will be recorded as an accrued liability. As of December 31, 2020, we had $11.15 million of unrecognized tax benefits, all of which would affect the effective tax rate if recognized. Of the $11.15 million in unrecognized tax benefits, $2.06 million relate to 2020 and $9.09 million relate to prior years.

NOTE 13 – EQUITY

Preferred Stock

The Company authorized 50.00 million shares of preferred stock with $0.001 par value per share. The Company designated 100 shares of preferred stock as “Series A Preferred Stock,” of which there were 8 shares of Series A Preferred Stock outstanding as of December 31, 2020 and 2019. Series A Preferred Stock is convertible on a one-for-one basis into common stock and has all of the voting rights of the Company’s common stock. On January 22, 2021, the Company agreed to purchase the 8 outstanding shares of Series A Preferred Stock for cash and common stock. On February 3, 2021, the Company filed with the proper regulatory authorities and eliminated the Series A and Series B preferred stock.

Common Stock

The Company authorized 990.00 million shares of common stock with $0.001 par value per share. As of December 31, 2020 and 2019, 194.20 million and 118.00 million shares of common stock were issued and outstanding, respectively.

Treasury Stock

During 2019, the Company acquired 2.31 million shares of common stock and 4 shares of Series A Preferred stock as part of a litigation settlement. The shares were recorded at fair market value as of the date the agreement was executed.

NOTE 14 – STOCK-BASED COMPENSATION

Equity Incentive Plans

In the first quarter of 2016, the Company adopted the 2016 Equity Incentive Plan. In the fourth quarter of 2018, the Company adopted the 2018 Equity Incentive Plan. The following table contains information about both plans as of December 31, 2020:

	Awards Reserved for Issuance	Awards Outstanding	Awards Available for Grant

2016 Equity Incentive Plan	2,000,000	544,937	1,455,063
2018 Equity Incentive Plan	43,976,425	16,600,535	27,375,890

Stock Options

The following table summarizes the Company’s stock option activity and related information for the year ended December 31, 2020 and 2019:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In- the-Money Options

Options Outstanding as of December 31, 2018	8,400,629	$1.61

Options Granted	4,174,428	$0.62
Options Exercised	-	$-
Options Forfeited	(209,762)	$1.39
Options Expired	-	$-
Options Outstanding as of December 31, 2019	12,365,295	$1.61

Options Granted	12,803,918	$0.08
Options Exercised	-	$-
Options Forfeited	(7,203,334)	$1.19
Options Expired	(473,049)	$1.51

Options Outstanding as of December 31, 2020	17,492,830	$0.41	8.6 years	$830,942
Options Exercisable as of December 31, 2020	6,593,146	$0.77	8.3 years	$229,434

The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price of $0.15 on December 31, 2020 and the exercise price of options, multiplied by the number of options. As of December 31, 2020, there was $1.24 million total unrecognized stock-based compensation. Such costs are expected to be recognized over a weighted-average period of approximately 2.75 years. The weighted average fair value of awards granted was $0.08 and $0.53 during 2020 and 2019, respectively.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following weighted-average assumptions were used to calculate stock-based compensation:

	Year Ended December 31,
	2020	2019
Expected term	6 Years	6 Years
Volatility	104.6%	115.6%
Risk-Free Interest Rate	0.4%	1.9%
Dividend Yield	0%	0%

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

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted grants of common stock to employees, directors and non-employee consultants in the consolidated statement of operations which are included in selling, general and administrative expenses:

	(in thousands, except for number of shares or options)
	For the Year Ended
	December 31, 2020		December 31, 2019
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense	Number of Shares or Options Granted	Stock- Based Compensation Expense

Stock Options	12,803,918	$1,868	4,174,428	$4,343

Stock Grants:
Employees (Common Stock)		142	740,580	473
Directors (Common Stock)		105	173,610	102
Non–Employee Consultants (Common Stock)		60	715,065	369

Total Stock–Based Compensation Expense		$2,175		$5,287

NOTE 15 – WARRANTS

The following table summarizes warrant activity for the years ended December 31, 2020 and 2019:

	Shares	Weighted- Average Exercise Price

Warrants Outstanding as of January 1, 2019	1,053,252	$4.28
Warrants Granted	454,237	$0.69
Warrants Expired	(194,029)	$2.08
Warrants Outstanding as of December 31, 2019	1,313,459	$2.67
Warrants Expired	(236,904)	$5.73
Warrants Outstanding as of December 31, 2020	1,076,555	$1.99

The weighted-average exercise price and weighted-average fair value of the warrants granted by the Company in 2019 were as follows (note- no warrants granted in 2020):

	For the Year Ended
	December 31, 2019
	Weighted- Average Exercise Price	Weighted- Average Fair Value

Warrants Granted Whose Exercise Price Exceeded Fair Value at the Date of Grant	$0.69	$0.41
Warrants Granted Whose Exercise Price Was Equal or Lower Than Fair Value at the Date of Grant	$-	$-

The Company estimated the fair value of the warrants issued in 2019 utilizing the Black-Scholes option-pricing model with the following weighted-average inputs (note- no warrants granted in 2020):

Year Ended December 31,
2019
Stock Price on Date of Grant	$0.69
Exercise Price	$0.72
Volatility	96.9%
Term	5Years
Risk-Free Interest Rate	2.0%
Expected Dividend Rate	0.0%

For the years ended December 31, 2020 and 2019, zero and $0.18 million of warrants were issued in connection with debt and recorded as a debt discount.

NOTE 16 – FAIR VALUE MEASUREMENTS

As of December 31, 2020, the Company owned 593,261 common shares of Hydrofarm, a public company trading on the Nasdaq Global Select Market under the ticker symbol “HYFM.” The Company’s investment in Hydrofarm is stated at fair value and is presented in the “Short term investments” line within the consolidated balance sheet. As the Hydrofarm shares held by the Company are restricted from sale for a period of 180 days from the date of Hydrofarm’s initial public offering, the fair value of the Company’s investment is estimated utilizing the market price of the common shares at the end of each reporting period (a level one input), less a discount for lack of marketability (a level two input). The discount for marketability was estimated upon consideration of volatility and the length of the lock-up period On December 31, 2020, the HYFM stock price was $52.58 and the investment value was $23.85 million. Changes in the fair value of the Company’s investment are reported in current period earnings.

As of December 31, 2020, the Company held 296,630 warrants to purchase one share of Hydrofarm’s common stock, with an exercise price of $16.86 per share. As the underlying shares are restricted from sale for a period of 180 days from the date of Hydrofarm’s initial public offering, the fair value of the warrants are estimated using the black-scholes merten option pricing model that uses several inputs, including market price of Hydrofarm’s common shares at the end of each reporting period (a level one input), less a discount for lack of marketability (a level three input). The discount for lack of marketability was estimated upon consideration of volatility and the length of the lock-up period. The warrants are valued at $10.20 million as of December 31, 2020. Changes in the fair value of the Company’s investments in the warrants are reported in current period earnings.

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

Management estimated the fair value of the options using the Black-Scholes model, utilizing level 3 inputs that included the stock price, annual volatility, and the probability the second option will be terminated due to repayment of the secured promissory note. The estimated fair value of the options was $0.33 million as of December 31, 2020. The options are included in the “Investments” line within the consolidated balance sheet.

NOTE 17 – BUSINESS COMBINATIONS

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

During the year ended December 31, 2020, the Company recognized $1.21 million of revenue and a net loss of $12.29 million from OneQor. In the view of management, goodwill reflected the future cash flow expectations for OneQor’s market position in the growing CBD industry, synergies and the assembled workforce, at the time of the acquisition. Goodwill recorded for the OneQor transaction is non-deductible for tax purposes.

Supplemental Pro-Forma Information (Unaudited)

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

The pro-forma supplemental information is based on estimates and assumptions that the Company believes are reasonable. The supplemental pro-forma financial information is presented for comparative purposes only and is not necessarily indicative of what the Company’s financial position or results of operations actually would have been had the Company completed the acquisitions at the dates indicated, nor is it intended to project the future financial position or operating results of the Company as a result of the OneQor acquisition. As of December 31, 2020, OneQor’s results are included in discontinued operations, however the tables below assume OneQor was included in continuing operations.

	For the Year Ended
	12/31/2020	12/31/2019

Pro-forma revenues	$15,492	$17,984
Pro-forma net loss from continuing operations	(26,088)	(50,382)

NOTE 18 – COMMITMENTS AND CONTINGENCIES

California Operating Licenses

Terra Tech entities have operated compliantly and have been eligible for applicable licenses and renewals of our licenses. Currently, we have received annual as well as provisional licenses from California’s cannabis licensing agencies. We are actively working with the State to provide all required information and have confidence that the provisional licenses that we have received will become annual licenses in the future.

NOTE 19 – DISCONTINUED OPERATIONS

On May 8, 2019, MediFarm LLC, a wholly-owned subsidiary of Terra Tech Corp. (the “Company”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Picksy, LLC (the “Purchaser”) pursuant to which the Company agreed to sell and the Purchaser agreed to purchase substantially all of the assets of the Company related to the Company’s dispensary located at 1130 East Desert Inn Road, Las Vegas, NV 89109 (the “Business”). The aggregate consideration to be paid for the Business is $10.00 million, of which $7.20 million is cash (the “Purchase Price”). A portion of the Purchase Price is payable by the Purchaser pursuant to a 12 month Secured Promissory Note with a principal amount of $2.80 million (the “Note”). The Note is secured by all the assets sold pursuant to the Purchase Agreement. In conjunction with the Note, Purchaser and the Company entered into a Security Agreement granting the Company a security interest in all the assets sold pursuant to the Purchase Agreement. The transaction has been approved by the Nevada Department of Taxation and is awaiting local government approval which is being impacted by COVID-19. It is expected to close promptly following receipt of such approval.

On August 19, 2019, MediFarm I LLC, a wholly-owned subsidiary of Terra Tech Corp. (the “Company”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Picksy Reno, LLC (the “Purchaser”) pursuant to which the Company agreed to sell and the Purchaser agreed to purchase substantially all of the assets of the Company related to the Company’s dispensary located at 1085 S Virginia St Suite A, Reno, NV 89502 (the “Business”). The aggregate consideration to be paid for the Business is $13.50 million, of which $9.30 million is cash (the “Purchase Price”). A portion of the Purchase Price is payable by the Purchaser pursuant to a 12 month Secured Promissory Note with a principal amount of $4.20 million (the “Note”). The Note is secured by all the assets sold pursuant to the Purchase Agreement. In conjunction with the Note, Purchaser and the Company entered into a Security Agreement granting the Company a security interest in all the assets sold pursuant to the Purchase Agreement. The transaction has been approved by the Nevada Department of Taxation and is awaiting local government approval which is being impacted by COVID-19.It is expected to close promptly following receipt of such approval.

On April 15, 2020, MediFarm LLC, a wholly-owned subsidiary of Terra Tech Corp. (the “Company”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Natural Medicine, LLC, a non-affiliated third party (the “Purchaser”) pursuant to which the Company agreed to sell and the Purchaser agreed to purchase substantially all of the assets of the Company related to the Company’s dispensary located at 3650 S. Decatur Blvd., Las Vegas, NV. The aggregate consideration to be paid for the Business is $5.25 million, of which $2.50 million is cash and $2.75 million is payable by the Purchaser pursuant to a 12-month Secured Promissory Note bearing 8% interest per annum, which is secured by all of the assets sold pursuant to the Purchase Agreement. The transaction has been approved by the Nevada Department of Taxation and is awaiting local government approval which is being impacted by COVID-19. It is expected to close promptly following receipt of such approval.

The company will recognize a gain upon completion of the sale of the assets, equal to the difference between the consideration paid and the book value of the assets as of the disposition date, less direct costs to sell, and reflect such loss in discontinued operations.

As of December 31, 2020, Management classified a real estate asset held in California and a real estate asset held in Nevada as available-for-sale, as they met the criteria of ASC 360-10-45-9. Assets divested, as disclosed in Note 7, “Property, Equipment and Leasehold Improvements,” are included in discontinued operations.

The pending sales of our Nevada dispensaries, expected sales of real estate assets, and assets divested during 2020 represent a strategic shift that will have a major effect on the Company’s operations and financial results. As a result, Management determined the results of these components qualified for discontinued operations presentation in accordance with ASC 205, “Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity.”

During 2020, Management suspended the operations of OneQor Technologies due to (i) a lack of proper growth in customer acquisition and revenue for this CBD operation during the COVID-19 pandemic and (ii) the overall financial health of the Company as a result of COVID-19 and social unrest. The Company plans to focus its attention and resources on growing its THC business.

Operating results for discontinued operations were comprised of the following:

	(in thousands)
	Year ended December 31,
	2020	2019
Total revenues	$3,613	$22,068
Cost of goods sold	2,915	12,531

Gross profit	698	9,537

Selling, general and administrative expenses	5,425	12,451
Impairment of assets	10,359	34
Loss on sale of assets	1,997	53

Income (Loss) from operations	$(17,083)	$(3,001)

Interest expense	(560)	(855)
Other income (loss)	12	152

Income (Loss) from discontinued operations	$(17,631)	$(3,704)

Income (Loss) from discontinued operations per common share attributable to Terra Tech Corp common stockholders - basic and diluted	$(0.02)	$(0.03)

The carrying amounts of the major classes of assets and liabilities for the discontinued operations are as follows:

	(in thousands)
	December 31, 2020	December 31, 2019
Accounts receivable, net	$-	1,096
Inventory	-	1,073
Prepaid expenses and other assets	2	271
Property, equipment and leasehold improvements, net	2,766	15,069
Intangible assets, net	-	399
Goodwill	-	6,251
Other assets	186	1,079
Assets of discontinued operations	$2,954	$25,238

Accounts payable and accrued expenses	$985	$3,284
Deferred gain on sale of assets	8,783	3,750
Long-term lease liabilities	28	869
Liabilities of discontinued operations	$9,796	$7,903

NOTE 20 – SEGMENT INFORMATION

During 2018, the Company acquired additional real property and determined that a previously insignificant operating segment “Real Estate and Construction” was significant and was a reportable segment requiring disclosure in accordance with ASC 280. As of September 30, 2020, the majority of our real property is included in discontinued operations. The largest entity within the Real Estate and Construction segment is Dyer. Throughout 2020, our Dyer entity has been included in the Cannabis segment for internal reporting as it was planned to be an operational Cannabis Dispensary by late 2020.As of September 30, 2020, the “Real Estate and Construction” has been merged with our “Cannabis Dispensary, Cultivation, and Production” reportable segment. Thus the Company has only one reportable segment.

During the quarter ended June 30, 2020, the “Herbs and Produce Products” segment was discontinued and is included in discontinued operations. Prior period information below has been revised to conform to current period presentation.

NOTE 21 – LITIGATION AND CLAIMS

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued if such disclosure is necessary for the Company’s financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there were no material matters that required an accrual as of December 31, 2020.

On January 6, 2021, a putative, nationwide class action for violations of the Telephone Consumer Protection Act (the “TCPA”), captioned as Stanley, et al. v Terra Tech Corp., et al., Civil Action No. 8:21-cv00022, was filed against Terra Tech and MediFarm LLC (the “Defendants”) in the United States District Court for the Central District of California (the “TCPA Action”). In the TCPA Action, Plaintiffs allege that Defendants violated the TCPA by sending text messages to them and other persons without consent. Plaintiffs seek, on behalf of themselves and other purportedly similarly situated-persons, an unspecified amount of actual and statutory damages for each alleged violation, declaratory and injunctive relief, and attorneys’ fees and costs.

NOTE 22 – RELATED PARTY TRANSACTIONS

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

On December 30, 2019, the Company entered into a secured promissory note agreement with the Matthew Lee Morgan Trust, which is affiliated with Matthew Morgan, formerly the Chief Executive Officer of OneQor. The note matures on January 30, 2021, and bears interest at a rate of 10% per annum. The note was converted into the Company’s common stock at maturity.

During the fiscal year ended December 31, 2019, the Company issued promissory notes totaling $1.80 million to OneQor Technologies, Inc (“OneQor”). Derek Peterson and Mike Nahass, formerly the Chief Executive Officer and Chief Operating Officer, respectively, had minority ownership interests in OneQor. At the end of the fiscal year, management made the decision to fully-reserve for these loans due to their confidence in the completion of the merger with OneQor, which would result in the cancellation of these loans.

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

NOTE 23 – SUBSEQUENT EVENTS

On January 7, 2021, 620 Dyer LLC (“620 Dyer”), a subsidiary of the Company, entered into Amendment No. 1 (the “Loan Agreement Amendment”) to the Loan Agreement between 620 Dyer and Elizon DB Transfer Agent LLC (“Elizon”), dated as of January 18, 2018 (the “Loan Agreement”). The Loan Agreement Amendment, among other things, amends the maturity date of the Loan Agreement from January 18, 2021 to January 18, 2022. In connection with the extension, 620 Dyer is required to pay Elizon an extension fee equal to 1% of the outstanding principal balance of the Loan Agreement by the earlier of (1) the maturity date of the Loan Agreement, (2) July 18, 2021 or (3) the closing of the sale of any real property or securities of Hydrofarm Holdings Group Inc. by the Company or 620 Dyer. There is no material relationship between the Company or its affiliates and Elizon other than in respect of the transactions contemplated by the Loan Agreement Amendment and the Loan Agreement.

On January 8, 2021, the Company entered into an amendment to the Secured Promissory Note issued by Terra Tech Corp. (the “Borrower”) to Arthur Chan (the “Lender”) on January 10, 2020. The Loan Agreement Amendment, among other things, amends the maturity date of the Loan Agreement from January 10, 2021 to July 10, 2021.

On January 11, 2021, Terra Tech Corp. (the “Company”) entered into Amendment No. 2 (the “Note Amendment”) to the 7.5% Senior Convertible Promissory Note issued by the Company on June 11, 2019 (the “Note”) with the accredited investor which holds the Note (the “Lender”). The Note Amendment, among other things, amends the maturity date of the Note from January 11, 2021 to January 26, 2021. Except as modified by the Note Amendment, the terms of the Note are unchanged. There is no material relationship between the Company or its affiliates and the Lender other than in respect of the transactions contemplated by the Note Amendment and the Note.

On January 11, 2021 the Company entered into a Separation Agreement (the “Separation Agreement”) with Alan Gladstone, formerly a director of the Company. Pursuant to the Separation Agreement, among other things, the Company issued to Mr. Gladstone 500,000 freely-trading shares of the Company’s common stock (the “Common Stock”), and all vested options to acquire Common Stock held by Mr. Gladstone remain exercisable pursuant to their terms. Mr. Gladstone also agreed not to sell, dispose of or transfer more than 500,000 shares of Common Stock in any calendar month. In addition, the Independent Director Agreement between the Company and Mr. Gladstone, dated as of July 1, 2019, was terminated. The Separation Agreement also contains mutual releases and other customary terms and conditions as more fully set forth therein. There is no material relationship between the Company or its affiliates and Mr. Gladstone other than in respect of the transactions contemplated by the Separation Agreement.

On January 22, 2021, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers $3,500,000 in aggregate principal amount of the Company’s senior convertible promissory notes (the “Notes”) and warrants to purchase shares of the Company’s common stock (the “Warrants”), exercisable at any time before the close of business on June 25, 2026. The Warrants are comprised of 15,000,000 “A Warrants” with an exercise price of $0.01 per share and 15,000,000 “B Warrants” with an exercise price of $0.2284 per share. The closing of the purchase and sale of the Notes and Warrants is expected to occur on or about January 25, 2021.

On January 25, 2021, Terra Tech Corp. (the “Company”) entered into Amendment No. 3 (the “June 2019 Note Amendment”) to the 7.5% Senior Convertible Promissory Note issued by the Company on June 11, 2019 (the “June 2019 Note”) and Amendment No. 1 (the “October 2019 Note Amendment”; together with the June 2019 Note Amendment, the “Note Amendments”) to the 7.5% Senior Convertible Promissory Note issued by the Company on October 21, 2019 (the “October 2019 Note”; together with the June 2019 Note, the “Old Notes”) with the accredited investor that holds the Old Notes (the “Lender”). The Note Amendments, among other things, (1) extends the maturity date of the June 2019 Note from January 26, 2021 to December 31, 2021 and (2) extends the maturity date of the October 2019 Note from April 21, 2021 to December 31, 2021. Except as modified by the Note Amendments, the terms of the Old Notes are unchanged. There is no material relationship between the Company or its affiliates and the Lender other than in respect of the transactions contemplated by the Note Amendments and the Old Notes. In connection with the Note Amendments, the Company issued to the Lender warrants to purchase 5,000,000 shares of the Company’s common stock (the “Old Note Warrants”) at an exercise price of $0.01 per share. The Old Note Warrants will be exercisable at any time before the close of business on June 25, 2026. The Old Note Warrants will contain cashless exercise provisions and, to the extent not previously exercised, will be automatically exercised via cashless exercise on June 25, 2026.

On February 1, 2021, Terra Tech Corp. (the “Company”) entered into an Amended and Restated Independent Director Agreement with Nicholas Kovacevich, the Chairman of the Company’s Board of Directors (the “Kovacevich Agreement”). Pursuant to the Kovacevich Agreement, (1) the Company issued to Mr. Kovacevich 500,000 restricted shares of the Company’s common stock (the “Common Stock”), which vest in twelve equal installments on the first day of each month beginning on March 1, 2021 (provided Mr. Kovacevich is a director of the Company on the applicable vesting date) and (2) the Company agreed to pay Mr. Kovacevich cash compensation of $5,000 per month, payable on the first day of each month beginning March 1, 2021 for the term of the Kovacevich Agreement. There is no material relationship between the Company or its affiliates and Mr. Kovacevich, other than in respect of the transactions contemplated by the Kovacevich Agreement.

On February 1, 2021, the Company entered into an Amended and Restated Independent Director Agreement with Ira Ritter, a member of the Company’s Board of Directors (the “Ritter Agreement”). Pursuant to the Ritter Agreement, (1) the Company issued to Mr. Ritter an option to purchase 500,000 shares of Common Stock at the closing price of the Common Stock on the date of the Ritter Agreement, which vest in twelve equal installments on the first day of each month beginning on March 1, 2021 (provided Mr. Ritter is a director of the Company on the applicable vesting date) and (2) the Company agreed to pay Mr. Ritter cash compensation of $5,000 per month, payable on the first day of each month beginning March 1, 2021 for the term of the Ritter Agreement. There is no material relationship between the Company or its affiliates and Mr. Ritter, other than in respect of the transactions contemplated by the Ritter Agreement.

On February 3, 2021, the Company filed (1) a Certificate of Withdrawal of Certificate of Designation of the Company’s Series A Preferred Stock with the Secretary of State of the State of Nevada, which withdraws the Certificate of Designation establishing the Company’s Series A Preferred Stock and eliminates the Company’s Series A Preferred Stock from the Company’s Articles of Incorporation (the “Series A Certificate”), and (2) a Certificate of Withdrawal of Certificate of Designation of the Company’s Series B Preferred Stock with the Secretary of State of the State of Nevada, which withdraws the Certificate of Designation establishing the Company’s Series B Preferred Stock and eliminates the Company’s Series B Preferred Stock from the Company’s Articles of Incorporation (the “Series B Certificate”).

On March 2, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with UMBRLA, Inc., a Nevada corporation (“UMBRLA”), a diversified cannabis company with distribution, manufacturing and dispensary operations, Phoenix Merger Sub Corp., a Nevada corporation and wholly owned subsidiary of the Company (“Merger Sub”), and Dallas Imbimbo, as the stockholder representative for the UMBRLA stockholders. Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, Merger Sub will be merged with and into UMBRLA (the “Merger”), with UMBRLA surviving the Merger as a wholly owned subsidiary of the Company. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes. There is ownership in UMBRLA stock by members of the Company’s Board of Directors as well as certain Terra Tech Corp Note Holders who also hold UMBRLA stock and warrants. As such, the Merger may be considered a related party transaction.

Subsequent to December 31, 2020, Senior Convertible Promissory Notes and accrued interest in the amount of $3.53 million and $0.07 million, respectively, were converted into 18,963,203 shares of common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA TECH CORP.

Date: March 30, 2021	By:	/s/ Francis Knuettel II
Francis Knuettel II
Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Francis Knuettel II and Jeffrey Batliner, and each of them, as his true and lawful attorney-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K of Terra Tech Corp. for the fiscal year ended December 31, 2020, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, grant unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Power of Attorney has been signed by the following persons in the capacities and on the dates stated.

Date: March 30, 2021	By:	/s/ Nicholas Kovacevich
Nicholas Kovacevich
Chairman of the Board

Date: March 30, 2021	By:	/s/ Francis Knuettel II
Francis Knuettel II Chief Executive Officer and Director (Principal Executive Officer)

Date: March 30, 2021	By:	/s/ Steven J. Ross
Steven J. Ross
Director

Date: March 30, 2021	By:	/s/ Ira Ritter
Ira Ritter
Director

Date: March 30, 2021	By:	/s/ Jeffrey Batliner
Jeffrey Batliner
Chief Financial Officer

53