Form 10-Q
period 2021-03-31
Terra Tech Corp.
filed 2021-05-17
CIK 1451512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________

Commission File Number: 000-54258

TERRA TECH CORP.
(Exact Name of Registrant as Specified in its Charter)

NEVADA	26-3062661
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3442 S.Halladay Santa Ana, California	92705
(Address of Principal Executive Offices)	(Zip Code)

(888) 909-5564

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	TRTC	OTCQX

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

As of May 10, 2021, there were 236,190,148 shares of common stock issued and 233,881,740 shares outstanding, 41,026,610 shares of common stock issuable upon the exercise of all of our outstanding warrants and 7,027,345 shares of common stock issuable upon the exercise of all vested options.

TERRA TECH CORP.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED MARCH 31, 2021

TERRA TECH CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except Shares)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS

Current Assets:
Cash	$1,243	$888
Accounts receivable, net	1,300	835
Short Term investments	40,256	34,045
Inventory	2,354	1,602
Prepaid expenses and other assets	628	234
Current assets of discontinued operations	1	2

Total current assets	45,782	37,606

Property, equipment and leasehold improvements, net	31,641	32,480
Intangible assets, net	7,522	7,714
Goodwill	6,171	6,171
Other assets	12,844	13,040
Investments	330	330
Assets of discontinued operations	2,927	2,953

TOTAL ASSETS	$107,217	$100,294

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable and accrued expenses	$9,869	$8,621
Short-term debt	12,746	8,033
Current liabilities of discontinued operations	9,782	9,768

Total current liabilities	32,397	26,422

Long-term liabilities:
Long-term debt, net of discounts	3,532	6,632
Long-term lease liabilities	7,592	8,082
Long-term liabilities of discontinued operations	-	28
Total long-term liabilities	11,124	14,742

Total liabilities	43,521	41,164

STOCKHOLDERS’ EQUITY:
Preferred stock, convertible series A, par value 0.001:	-	-
0 and 100 shares authorized as of March 31, 2021 and December 31, 2020; 0 and 8 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.
Preferred stock, convertible series B, par value 0.001:	-	-
0 and 41,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020.
Common stock, par value 0.001:	256	218

990,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 235,491,198 shares issued and 233,182,790 shares outstanding as of March 31, 2021; 196,512,867 shares issued and 194,204,459 shares outstanding as of  December 31, 2020.

Additional paid-in capital	290,225	275,060
Treasury Stock (2,308,408 shares of common stock, 12 shares of Preferred Stock Convertible Series A)	(808)	(808)
Accumulated deficit	(230,822)	(219,803)

Total Terra Tech Corp. stockholders’ equity	58,851	54,667
Non-controlling interest	4,845	4,463

Total stockholders’ equity	63,696	59,130

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$107,217	$100,294

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except for shares and per-share information)

	Three Months Ended
	March 31,
	2021	2020

Total revenues	$5,112	$4,047
Cost of goods sold	2,680	1,723

Gross profit	2,432	2,324

Selling, general and administrative expenses	14,138	8,541
Impairment of assets	-	5,120
(Gain) / Loss on sale of assets	-	(35)

Loss from operations	(11,706)	(11,302)

Other income (expense):
Loss on Extinguishment of Debt	(6,161)	-
Interest expense, net	(400)	(902)
Other income/loss	345	65
Unrealized Gain (Loss) on Investments	6,212	-

Total other income (expense)	(4)	(837)

Income (Loss) from continuing operations	(11,710)	(12,139)
Income (Loss) from discontinued operations, net of tax	14	(5,235)

NET INCOME (LOSS)	(11,696)	(17,374)

Less: Income (Loss) attributable to non-controlling interest from continuing operations	382	(44)

NET LOSS ATTRIBUTABLE TO TERRA TECH CORP.	$(12,078)	$(17,330)

Income / ( Loss) from continuing operations per common share attributable to Terra Tech Corp. common stockholders – basic and diluted	$(0.05)	$(0.08)
Net Loss per common share attributable to Terra Tech Corp. common stockholders – basic and diluted	$(0.05)	$(0.11)

Weighted-average number of common shares outstanding – basic and diluted	237,752,273	150,906,135

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,696)	$(17,374)
Less: net loss from discontinued operations	(14)	5,235
Net loss from continuing operations	(11,710)	(12,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	-	295
Gain from debt forgiveness	(86)	-
Unrealized gain on investments	(6,212)	-
Loss (gain) on extinguishment of debt	6,161	-
Non-cash portion of severance expense	7,990	-
Non-cash interest expense	27	339
Gain on sale of assets	-	(35)
Depreciation and amortization	1,141	1,718
Amortization of operating lease right of use asset	195	225
Stock based compensation	398	960
Impairment loss	-	5,120
Change in operating assets and liabilities:
Accounts receivable	(465)	(161)
Inventory	(753)	(516)
Prepaid expenses and other current assets	(394)	215
Other assets	9	11
Accounts payable and accrued expenses	991	974
Operating lease liabilities	(161)	(221)
Net cash provided by / (used in) operating activities - continuing operations	(2,869)	(3,215)
Net cash provided by / (used in) operating activities - discontinued operations	18	(966)
NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES	(2,851)	(4,181)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(110)	(182)
Cash from acquisitions	-	57
Proceeds from sales of assets	-	35
Net cash provided by / (used in) investing activities - continuing operations	(110)	(90)
Net cash provided by / (used in) investing activities - discontinued operations	-	2,182
NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES	(110)	2,092

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	3,500	1,392
Payments of debt principal	(6)	-
Cash paid for debt issuance costs	(178)	-
Proceeds from issuance of common stock	-	250
Cash contribution (distribution) from non-controlling interest	-	165
Net cash provided by / (used in) financing activities - continuing operations	3,316	1,807
Net cash provided by / (used in) financing activities - discontinued operations	-	-
NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	3,316	1,807

NET CHANGE IN CASH	355	(282)

Cash at beginning of period	888	1,226

CASH AT END OF PERIOD	$1,243	$944

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$182	$360

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt principal and accrued interest converted into common stock	$3,596	$1,028
Promissory note issued for severance	$2,100	$-
Stock Issued for the acquisition of OneQor	$-	$9,305
Fixed assets in accounts payable	$-	$167
Stock options exercised on a net share basis	$1	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

(in thousands, except for Shares)

	Preferred Stock Convertible Series A		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Total

Balance at December 31, 2020	8	$-	194,204,459	$218	$275,060	2,308,412	$(808)	$(219,803)	$4,463	$59,130
Adoption of ASU 2020-06	-	-	-	-	(1,071)			1,059		(12)
Debt conversion - common stock	-	-	20,391,774	20	3,989	-	-	-	-	4,009
Warrants issued to Dominion	-	-	-	-	5,978	-	-	-	-	5,978
Stock compensation - directors	-	-	541,666	1	121	-	-	-	-	122
Stock compensation - services expense	-	-	322,947	0	32	-	-	-	-	32
Stock Option Exercises	-	-	1,226,230	1	(1)	-	-	-	-	-
Acquisition of A shares	(8)	-	16,485,714	16	5,873	8	-	-	-	5,889
Stock option expense	-	-	-	-	244	-	-	-	-	244
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	-	382	382
Net loss attributable to Terra Tech Corp.	-	-	-	-	-	-	-	(12,078)	-	(12,078)
Balance at March 31, 2021	-	$-	233,172,790	$256	$290,225	2,308,420	$(808)	$(230,822)	$4,845	$63,696

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TERRA TECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(UNAUDITED)

(in thousands, except for Shares)

	Preferred Stock Convertible Series A		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Total

Balance at December 31, 2019	8	$-	118,004,978	$120	$260,516	2,308,412	$(808)	$(189,686)	$5,184	$75,326
Debt conversion - common stock	-	-	9,123,560	9	1,018	-	-	-	-	1,027
Stock compensation - employees	-	-	2,353,115	2	374	-	-	-	-	376
Stock compensation - services expense	-	-	825,000	1	108	-	-	-	-	109
Stock issued for cash	-	-	2,470,173	2	248	-	-	-	-	250
Stock issued for OneQor acquisition	-	-	58,154,027	58	9,246	-	-	-	-	9,304
Stock option expense	-	-	-	-	944	-	-	-	-	944
Contribution from non-controlling interest	-	-	-	-	-	-	-	-	165	165
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	-	(44)	(44)
Net loss attributable to Terra Tech Corp.	-	-	-	-	-	-	-	(17,330)	-	(17,330)
Balance at March 31, 2020	8	$-	190,930,853	$192	$272,454	2,308,412	$(808)	$(207,016)	$5,305	$70,127

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

Terra Tech is a holding company with the following subsidiaries:

•	620 Dyer LLC, a California corporation (“Dyer”)
•	1815 Carnegie LLC, a California limited liability company (“Carnegie”)
•	Black Oak Gallery, a California corporation (“Black Oak”)
•	Blüm San Leandro, a California corporation (“Blüm San Leandro”)
•	GrowOp Technology Ltd., a Nevada corporation (“GrowOp Technology”)
•	IVXX, Inc., a California corporation (“IVXX Inc.”; together with IVXX LLC, “IVXX”)
•	IVXX, LLC, a Nevada limited liability company (“IVXX LLC”)
•	MediFarm, LLC, a Nevada limited liability company (“MediFarm”)
•	MediFarm I, LLC, a Nevada limited liability company (“MediFarm I”)
•	MediFarm II, LLC, a Nevada limited liability company (“MediFarm II”)
•	MediFarm So Cal, Inc., a California corporation (“MediFarm SoCal”)
•	121 North Fourth Street, LLC, a Nevada limited liability company ("121 North Fourth")
•	OneQor Technologies, Inc., a Delaware corporation ("OneQor")

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Securities Exchange Commission (“SEC”) Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933 and reflect the accounts and operations of the Company and those of our subsidiaries in which we have a controlling financial interest. In accordance with the provisions of FASB or ASC 810, “Consolidation,” we consolidate any variable interest entity (“VIE”) of which we are the primary beneficiary. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. We do not consolidate a VIE in which we have a majority ownership interest when we are not considered the primary beneficiary. We evaluate our relationships with all the VIEs on an ongoing basis to reassess if we continue to be the primary beneficiary.

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2021 and 2020, and the consolidated results of operations and cash flows for the quarters ended March 31, 2021 and 2020 have been included. These interim unaudited condensed consolidated financial statements do not include all disclosures required by GAAP for complete financial statements and, therefore, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2020. The December 31, 2020 balances reported herein are derived from the audited consolidated financial statements for the year ended December 31, 2020. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. The risks and uncertainties on the future of our business due to COVID-19 and regulatory uncertainty, combined with the fact that we have historically lost money, have in the past, raised substantial doubt as to our ability to continue as a going concern. However, management believes that proceeds due from its Hydrofarm investment, proceeds from the Nevada asset sales, management’s past and on-going efforts to trim costs and management’s recent efforts to boost sales will lead to cash sustainability. Therefore management believes that there is no material uncertainty as to the Company’s ability to continue as a going concern.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not affect net loss, revenues or stockholders’ equity. See Note 16, “Discontinued Operations” for further discussion regarding discontinued operations.

Trade and Other Receivables

The Company extends noninterest bearing trade credit to its customers in the ordinary course of business which is not collateralized. Accounts receivable are shown on the face of the consolidated balance sheets, net of an allowance for doubtful accounts. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends, in determining the allowance for doubtful accounts. The Company does not accrue interest receivable on past due accounts receivable. The allowance for doubtful accounts was zero as of March 31, 2021 and December 31, 2020.

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

Intangible Assets

Intangible assets continue to be subject to amortization, and any impairment is determined in accordance with ASC 360, “Property, Plant, and Equipment,” intangible assets are stated at historical cost and amortized over their estimated useful lives. The Company uses a straight-line method of amortization unless a method that better reflects the pattern in which the economic benefits of the intangible asset are consumed can be reliably determined. The approximate useful lives for amortization of our intangible assets are as follows:

Customer relationships	3 to 5 Years
Trademarks and Patent	2 to 8 Years
Dispensary licenses	14 Years

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

Notes Receivable

The Company reviews all outstanding notes receivable for collectability as information becomes available pertaining to the Company’s inability to collect. An allowance for notes receivable is recorded for the likelihood of non-collectability. The Company accrues interest on notes receivable based on net realizable value. The allowance for uncollectible notes was zero as of March 31, 2021 and December 31, 2020.

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

The following table presents the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of March 31, 2021:

Investments:	Amount	Level 1	Level 2	Level 3
Warrants to acquire shares of HydroFarm	$10,452	$-	$10,452	$-
Shares in HydroFarm	29,804	-	29,804	-
Option to acquire Edible Garden Inc	330	-	-	330

Total	$40,586	$-	$40,256	$330

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

Disaggregation of Revenue

The table below shows the revenue break between California operations and Nevada operations for the three months ended March 31, 2021 and 2020.

	(in thousands)
	2021	2020

California	$2,057	$2,442
Nevada	3,055	1,605
Total	$5,112	$4,047

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

Advertising Expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.” Advertising expenses recognized totaled $0.03 million and $0.11 million for the three months ended March 31, 2021 and 2020, respectively.

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

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”. The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. At March 31, 2021 and 2020, such net operating losses were offset entirely by a valuation allowance.

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

Loss Per Common Share

In accordance with the provisions of ASC 260, “Earnings Per Share”, net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the three months ended March 31, 2021 and 2020. Therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for both years.

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	Three Months Ended March 31,
	2021	2020

Common stock warrants	16,076,556	1,313,459
Common stock options	11,937,987	5,715,294

	28,014,543	7,028,753

Warrants issued that are exercisable for little to no cost are included in the denominator of basic earnings per share. During the three months ended March 31, 2021, the Company issued 24,945,055 such warrants that are included in the calculation of net loss per share.

Recently Adopted Accounting Standards

FASB ASU No. 2020-06 “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” – Issued in August 2020, ASU 2020-06 simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. By removing the separation model, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and the interest rate on convertible debt instruments will typically be closer to the coupon interest rate when applying the guidance in Topic 835, Interest. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those years. The Company adopted ASU 2020-06 as of January 1, 2021, utilizing the modified retrospective method of adoption. As a result of adoption of the new standard, previously recognized beneficial conversion features for convertible debt instruments outstanding as of January 1, 2021 were removed from additional paid-in capital and the debt discount. A cumulative impact adjustment was recorded to account for a reduction in interest expense due to a decrease in the discount, which is recognized as interest expense upon conversion of the convertible notes. The January 1, 2021 cumulative effect adjustment to the Company’s financial position was as follows:

	As Reported December 31, 2020	Cumulative Effect Adjustment	As Reported January 1, 2021
Additional Paid-In Capital	$275,060	$1,071	$276,131
Accumulated Deficit	219,803	(1,059)	218,744
Debt Discount	50	(12)	38

NOTE 3 – CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in several financial institutions that are insured by either the Federal Deposit Insurance Corporation or the National Credit Union Association up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations and it maintains significant cash on hand at certain of its locations. The Company has not historically experienced any material loss from carrying cash on hand. The amount in excess of insured limitations was remained at $0.06 million for March 31, 2021, the same as December 31, 2020.

The Company provides credit in the normal course of business to customers located throughout the U.S. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. There were no customers that comprised more than 10.0% of the Company’s revenue for the three months ended March 31, 2021 and 2020.

The Company sources cannabis products for retail, cultivation and production from various vendors. However, as a result of regulations in the State of California, the Company’s California retail, cultivation and production operations must use vendors licensed by the State. As a result, the Company is dependent upon the licensed vendors in California to supply products. If the Company is unable to enter into a relationship with sufficient members of properly licensed vendors, the Company’s sales may be impacted. During the three months ended March 31, 2021, we did not have any concentration of vendors for inventory purchases. However, this may change depending on the number of vendors who receive appropriate licenses to operate in the State of California.

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

Revenue and net income attributed to NuLeaf was $3.06 million and $0.76 million, respectively, for the three months ended March 31, 2021. The aggregate carrying values of Sparks Cultivation, LLC and NuLeaf Reno Production, LLC assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows:

	(in thousands)
	March 31, 2021	December 31, 2020
Current assets:
Cash	$670	$671
Accounts receivable, net	800	483
Inventory	1,888	3,118
Prepaid expenses and other current assets	80	21
Total current assets	3,438	4,293

Property, equipment and leasehold improvements, net	6,890	7,442
Other assets	371	395

TOTAL ASSETS	$10,699	$12,130

Liabilities:
Total current liabilities	$505	$396
Total long-term liabilities	278	307

TOTAL LIABILITIES	$783	$703

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

On November 24, 2020, Hydrofarm’s board of directors and stockholders approved an amendment to their amended and restated certificate of incorporation effecting a 1-for-3.3712 reverse stock split of their issued and outstanding shares of common stock. Subsequent to the reverse split, the Company owned 593,261 shares of common stock in Hydrofarm, with an acquisition price of $8.43 per share, and 296,630 warrants to purchase one share of common stock, with an exercise price of $16.86 per share.

On December 14, 2020, Hydrofarm announced the closing of its initial public offering; shares of Hydrofarm began trading on the Nasdaq Global Select Market under the ticker symbol “HYFM.” Hydrofarm’s common shares outstanding on the closing date were 31,720,727; the Company’s ownership percentage in Hydrofarm was approximately 1.9%.

Upon closing of Hydrofarm’s initial public offering, the Company determined that the investment in Hydrofarm no longer qualifies to be stated at cost, as the equity security has a readily determinable value and therefore should be recorded at fair value. In the fourth quarter of 2020, the Company recorded its investment in Hydrofarm of 593,261 common shares at fair value, and the warrants to acquire an additional 296,630 shares of Hydrofarm common stock at an exercise price of $16.86, at their respective fair values. The Company marked the investment in Hydrofarm to market as of March 31, 2021 and recorded the change in fair value in current period earnings.

NOTE 6 – INVENTORY

Raw materials consist of material for NuLeaf and IVXX’s line of cannabis pure concentrates. Work-in-progress consists of cultivation materials and live plants grown at NuLeaf and Black Oak Gallery. Finished goods consists of cannabis products sold in retail.

Inventory as of March 31, 2021 and December 31, 2020 consisted of the following:

	(in thousands)
	March 31,	December 31,
	2021	2020
Raw materials	$881	$39
Work-in-progress	1,175	1,196
Finished goods	298	367

Total inventory	$2,354	$1,602

NOTE 7 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment, and leasehold improvements, net consists of the following:

	(in thousands)
	March 31,	December 31,
	2021	2020

Land and building	$11,649	$11,206
Furniture and equipment	2,537	2,913
Computer hardware	219	215
Leasehold improvements	16,483	16,459
Construction in progress	9,922	9,922

Subtotal	40,810	40,715
Less accumulated depreciation	(9,169)	(8,235)
Property, equipment and leasehold improvements, net	$31,641	$32,480

Depreciation expense related to property, equipment and leasehold improvements for the three months ended March 31, 2021 and 2020 was $0.95 million and $0.96 million, respectively.

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL

Intangible Assets, Net

Intangible assets, net consisted of the following as of March 31, 2021 and December 31, 2020:

		(in Thousands)
		March 31, 2021			December 31, 2020
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

Amortizing Intangible Assets:
Customer Relationships	3 to 5	$7,400	$(7,400)	$-	$7,400	$(7,400)	$-
Trademarks and Patent	2 to 8	195	(195)	-	196	(187)	9
Dispensary Licenses	14	10,270	(3,668)	6,602	10,270	(3,485)	6,785

Total Amortizing Intangible Assets		17,865	(11,263)	6,602	17,866	(11,072)	6,794

Non-Amortizing Intangible Assets:
Trade Name	Indefinite	920	-	920	920	-	920

Total Non-Amortizing Intangible Assets		920	-	920	920	-	920

Total Intangible Assets, Net		$18,785	$(11,263)	$7,522	$18,786	$(11,072)	$7,714

Amortization expense for the three months ended March 31, 2021 and 2020 was $0.19 million and $0.85 million, respectively.

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

Goodwill is reviewed annually for impairment or more frequently if impairment indicators arise. The Company conducts its annual goodwill impairment assessment as of the last day of the third quarter, or more frequently under certain circumstances. For the purpose of the goodwill impairment assessment, the Company has the option to perform a qualitative assessment (commonly referred to as “step zero”) to determine whether further quantitative analysis for impairment of goodwill or indefinite-lived intangible assets is necessary or a quantitative assessment (“step one”) where the Company estimates the fair value of each reporting unit using a discounted cash flow method (income approach). Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment. The balance of goodwill at March 31, 2021 and December 31, 2020 was unchanged and was $6.17 million.

The Company tests for impairment annually on September 30, and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value may be impaired. Management did not identify any impairment triggers during the first quarter of 2021 and therefore no impairment of goodwill was recognized.

NOTE 9 – NOTES PAYABLE

Notes payable consist of the following as of March 31, 2021 and December 31, 2020:

	(in thousands)
	March 31,	December 31,
	2021	2020
Promissory note dated January 18, 2018, issued for the purchase of real property. The promissory note is collateralized by the land and building purchased and matures January 18, 2022. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter. The full principle balance and accrued interest are due at maturity. In the event of default, the note is convertible at the holder's option.	6,500	6,500
Promissory note dated October 5, 2018, issued for the purchase of real property. Matures October 5, 2021. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter up to 13.5%. In the event of default, the note is convertible at the holder's option.	1,600	1,600
Promissory note dated June 11, 2019, issued to accredited investors, which matures December 31, 2021 and bears interest at a rate of 7.5% per annum. The conversion price is the lower of $4.50 or 87% of the average of the two (2) lowest VWAPs in the thirteen (13) trading days prior to the conversion date.	-	2,800
Promissory note dated October 21, 2019, issued to accredited investors, which matures April 21, 2021 and bears interest at a rate of 7.5% per annum. The conversion price is the lower of $4.50 or 87% of the average of the two (2) lowest VWAPs in the thirteen (13) trading days prior to the conversion date.	-	725
Secured promissory note dated December 30, 2019, issued to Matthew Lee Morgan Trust (a related party), which matures January 30, 2021, and bears interest at a rate of 10% per annum.	-	500
Secured promissory note dated January 10, 2020, issued to an unaffilitated third party. The note matures on July 10, 2021 and incurs an interest rate of 15.0% per annum.	1,000	1,000
Promissory note dated May 4, 2020, issued to Harvest Small Business Finance, LLC, an unaffiliated third party. Loan is part of the Paycheck Protection Program ("PPP Loan") offered by the U.S. Small Business Administration. The interest rate on the note is 1%. The note requires interest and principle payments seven months from July 2020. The note matures in two years.	562	562
Promissory note dated July 29, 2020, issued to an unaffilitated third party. The note incurs an interest rate of 8% per annum and matures on April 29, 2021.	1,000	1,000
Unsecured promissory note dated January 22, 2021, issued to Michael Nahass (a related party), which matures July 25, 2021, and bears interest at a rate of 3% per annum.	1,050	-
Unsecured promissory note dated January 22, 2021, issued to Michael Nahass (a related party), which matures January 25, 2022, and bears interest at a rate of 3% per annum.	1,050	-
Convertible promissory note dated January 25, 2021, issued to accredited investors, which matures July 22, 2022 and bears interest at a rate of 3% per annum. The conversion price is $0.175 per share.	3,500	-

Notes payable - promissory notes	$16,262	$14,687
Vehicle loans	23	29
Less: Short term debt	(12,746)	(8,033)
Less: Debt discount	(7)	(51)
Net Long Term Debt	$3,532	$6,632

During the three months ended March 31, 2021, the Company converted debt and accrued interest into 20,391,774 shares of the Company’s common stock.

Promissory Note Extensions

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

Series A Preferred Stock Purchase Agreement

On January 22, 2021, the Company entered into a Series A Preferred Stock Purchase Agreement with Michael A. Nahass, pursuant to which the Company agreed to purchase from Mr. Nahass the four shares of the Company’s Series A Preferred Stock held by Mr. Nahass for an aggregate purchase price of $3.10 million, of which (i) $1.00 million was paid in cash, (ii) $1.05 million was paid in the form of an unsecured promissory note bearing interest at the rate of 3% and maturing on or about July 25, 2021 and (iii) $1.05 million was paid in the form of an unsecured promissory note bearing interest at the rate of 3% and maturing on or about January 25, 2022.

Amendment of Existing Senior Convertible Promissory Notes and Securities Purchase Agreement

On January 25, 2021, the Company entered into several agreements with the accredited investor (the “Lender”) that holds the promissory notes under the 2018 Securities Purchase Agreement. The amendments, among other things, (1) extended the maturity date of the June 2019 Note from January 26, 2021 to December 31, 2021 and (2) extended the maturity date of the October 2019 Note from April 21, 2021 to December 31, 2021. In connection with the Note Amendments, the Company issued to the Lender warrants to purchase 5,000,000 shares of the Company’s common stock (the “Old Note Warrants”) at an exercise price of $0.01 per share. The Old Note Warrants are exercisable at any time before the close of business on June 25, 2026. The Old Note Warrants contain cashless exercise provisions and, to the extent not previously exercised, will be automatically exercised via cashless exercise on June 25, 2026.

In conjunction with the above amendments, the Company entered into a Securities Purchase Agreement with certain accredited investors (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers $3,500,000 in aggregate principal amount of the Company’s senior convertible promissory notes (the “Notes”) and warrants to purchase shares of the Company’s common stock (the “Warrants”), exercisable at any time before the close of business on June 25, 2026. The Warrants are comprised of 15,000,000 “A Warrants” with an exercise price of $0.01 per share and 15,000,000 “B Warrants” with an exercise price of $0.2284 per share.

The Notes, which are convertible into common stock at any time at the discretion of the respective Purchasers at a conversion price of $0.175 per share of common stock, will bear an interest rate of 3%. The Notes mature on or about July 24, 2022 unless accelerated due to an event of default. The Company has the right to prepay the Notes at any time upon 10 days’ prior notice to the Purchasers. If the Company elects to prepay the Notes, the Company must pay the respective Purchasers an amount in cash equal to the product of (i) the sum of the then-outstanding principal amount of the Notes and all accrued but unpaid interest, multiplied by (ii) (x) 110%, if the prepayment date is within 90 days of the original issue date, (y) 115%, if the prepayment date is between 91 days and 180 days following the original issue date or (z) 125%, if the prepayment date is after the 180th day following the original issue date.

The Company can demand that the Purchasers convert the Notes at any time, on five calendar days’ notice, that (i) the daily dollar volume-weighted average price for the Company’s common stock for the prior five consecutive trading days is $0.30 or more and (ii) (1) the shares underlying the Notes have been registered with the U.S. Securities and Exchange Commission (the “SEC”) or (2) there is a fundamental transaction that has been announced by the Company.

The Notes contain standard and customary terms concerning events of default. Events of default include, among other things, any failure to make payments when due, failure to observe or perform material covenants or agreements contained in the Notes, a material default under the Securities Purchase Agreement or related transaction documents or any other material contract to which the Company or any of its subsidiaries is a party, the breach of any representation or warranty in the Notes or the Securities Purchase Agreement, the bankruptcy or insolvency of the Company or any of its subsidiaries, the Company’s common stock not being eligible for listing or quotation on a trading market and not eligible to resume listing or quotation for trading within 5 trading days, the Company’s failure to meet the current public information requirements under Rule 144 under the Securities Act of 1933, as amended, the Company’s failure to file required reports with the SEC, and the Company’s failure to maintain sufficient reserved shares for issuance upon conversion of the Notes and exercise of the Warrants. If any event of default occurs, subject to any cure period, the full principal amount, together with interest (including default interest of 18% per annum) and other amounts owing in respect thereof through the date of acceleration shall become, at the Purchaser’s election, immediately due and payable in cash.

Management performed an analysis to determine the appropriate accounting treatment of the above transactions and concluded (1) a troubled debt restructuring had not occurred, and (2) as the total change in cash flows was greater than 10% of the carrying value of the debt, the transactions should be treated as a debt extinguishment for accounting purposes. A loss on extinguishment equal to the difference between the carrying value of the old debt and the reacquisition price was recognized in current period earnings.

NOTE 10 – FAIR VALUE MEASUREMENTS

As of March 31, 2021, the Company owned 593,261 common shares of Hydrofarm, a public company trading on the Nasdaq Global Select Market under the ticker symbol “HYFM.” The Company’s investment in Hydrofarm is stated at fair value and is presented in the “Short term investments” line within the consolidated balance sheet. As the Hydrofarm shares held by the Company are restricted from sale for a period of 180 days from the date of Hydrofarm’s initial public offering, the fair value of the Company’s investment is estimated utilizing the market price of the common shares at the end of each reporting period (a level one input), less a discount for lack of marketability (a level two input). The discount for marketability was estimated upon consideration of volatility and the length of the lock-up period. On March 31, 2021, the HYFM stock price was $60.32, and the investment value was $29.81 million. Changes in the fair value of the Company’s investment are reported in current period earnings.

As of March 31, 2021, the Company held 296,630 warrants to purchase one share of Hydrofarm’s common stock, with an exercise price of $16.86 per share. As the underlying shares are restricted from sale for a period of 180 days from the date of Hydrofarm’s initial public offering, the fair value of the warrants are estimated using the Black-Scholes option pricing model that uses several inputs, including market price of Hydrofarm’s common shares at the end of each reporting period (a level one input), less a discount for lack of marketability (a level two input). The discount for lack of marketability was estimated upon consideration of volatility and the length of the lock-up period. The warrants are valued at $10.45 million as of March 31, 2021. Changes in the fair value of the Company’s investments in the warrants are reported in current period earnings.

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

Management estimated the fair value of the options using the Black-Scholes model, utilizing level 3 inputs that included the stock price, annual volatility, and the probability the second option will be terminated due to repayment of the secured promissory note. The estimated fair value of the options was $0.33 million as of March 31, 2021. The options are included in the “Investments” line within the consolidated balance sheet.

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

The Company occupies office facilities under lease agreements that expire at various dates. In addition, office, production and transportation equipment is leased under agreements that expire at various dates. The Company does not have any significant finance leases. Total operating lease costs for the three months ended March 31, 2021 and March 31, 2020 were $0.20 million and $0.23 million, respectively. Short-term lease costs during the 2021 and 2020 fiscal quarters ended March 31 were not material.

As of March 31, 2021 and December 31, 2020, short term lease liabilities of $1.14 million and $0.81 million are included in “Accounts Payable and Accrued Expenses” on the consolidated balance sheets, respectively. The table below presents total operating lease ROU assets and lease liabilities as of March 31, 2021:

(in thousands)
Three Months Ended March 31,
2021
Operating lease ROU assets	$7,942
Operating lease liabilities	8,833

The table below presents the maturities of operating lease liabilities as of March 31, 2021:

(in thousands)
Operating
Leases
2021 (remaining)	$1,255
2022	2,506
2023	1,801
2024	1,562
2025	1,470
Thereafter	5,015
Total lease payments	13,609
Less: discount	(4,776)
Total operating lease liabilities	$8,833

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets:

Three Months Ended March 31,
2021
Weighted average remaining lease term (years)	8.2
Weighted average discount rate	11.6%

NOTE 12 – EQUITY

Preferred Stock

On January 22, 2021, the Company entered into a Resignation and Release Agreement and a Series A Preferred Stock Purchase Agreement with Michael A. Nahass. Mr. Nahass agreed to resign from his positions as a director, executive officer and employee of the Company, and the Company agreed to purchase from Mr. Nahass the four shares of the Company’s Series A Preferred Stock held by Mr. Nahass for an aggregate purchase price of $3,100,000, of which (i) $1,000,000 was paid in cash, and $2.1 million was paid in the form of promissory notes. The Company recorded severance expense equal to the fair value of consideration paid to Mr. Nahass in current period earnings.

On January 22, 2021, the Company entered into a Resignation and Release Agreement with Derek Peterson, pursuant to which Mr. Peterson agreed to resign from his positions as a director, executive officer and employee of the Company effective immediately upon the Company’s closing of a private placement in the amount of not less than $3,500,000, which occurred on January 25, 2021. In addition, the Company extended the time within which vested common stock options held by Mr. Peterson may be exercised to 150 days after the date of resignation.

Mr. Peterson agreed to the cancellation of his Series A Preferred Stock though conversion into 16,485,714 shares of common stock and, in consideration of the conversion, was issued 4,945,055 warrants to purchase common stock, expiring in June 2026, with an exercise price of $0.01 per share, which are subject to a one-year lockup with registration rights. The Company recorded severance expense equal to the fair value of consideration paid to Mr. Peterson in current period earnings.

On February 3, 2021, the Company filed (1) a Certificate of Withdrawal of Certificate of Designation of the Company’s Series A Preferred Stock with the Secretary of State of the State of Nevada, which withdraws the Certificate of Designation establishing the Company’s Series A Preferred Stock and eliminates the Company’s Series A Preferred Stock from the Company’s Articles of Incorporation and (2) a Certificate of Withdrawal of Certificate of Designation of the Company’s Series B Preferred Stock with the Secretary of State of the State of Nevada, which withdraws the Certificate of Designation establishing the Company’s Series B Preferred Stock and eliminates the Company’s Series B Preferred Stock from the Company’s Articles of Incorporation.

Common Stock

The Company authorized 990.00 million shares of common stock with $0.001 par value per share. As of March 31, 2021 and December 31, 2020, 233.18 million and 194.20 million shares of common stock were outstanding, respectively.

Treasury Stock

During 2021, the Company acquired 8 shares of Series A Preferred stock as part of the resignation and release agreements entered into with Mr. Nahass and Mr. Peterson, as described above. The shares were recorded at fair market value as of the date the agreements were executed.

NOTE 13 – STOCK-BASED COMPENSATION

2016 & 2018 Equity Incentive Plans

In the first quarter of 2016, the Company adopted the 2016 Equity Incentive Plan. In the fourth quarter of 2018, the Company adopted the 2018 Equity Incentive Plan. On February 14, 2020, the Company amended the number of shares reserved for issuance under the 2018 Equity Incentive Plan to 43,976,425. The following table contains information about the 2016 and the 2018 Equity Incentive Plans as of March 31, 2021:

	Awards Reserved for Issuance	Awards Outstanding	Awards Available for Grant

2016 Equity incentive plan	2,000,000	499,953	1,500,047
2018 Equity incentive plan	43,976,425	11,110,927	32,865,498

Stock Options

The following table summarizes the Company’s stock option activity and related information for the three months ended March 31, 2021:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options

Options outstanding as of January 1, 2021	17,492,830	$0.41

Options granted	500,000	$0.26
Options exercised	(1,483,334)	$0.07
Options forfeited	(4,571,510)	$0.19
Options expired	-	$-
Options outstanding as of March 31, 2021	11,937,986	$0.53	8.4 years	$2,108
Options exercisable as of March 31, 2021	7,346,443	$0.75	7.9 years	$883

As of March 31, 2021, there was $0.69 million total unrecognized stock-based compensation. Such costs are expected to be recognized over a weighted-average period of approximately 1.94 years.

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

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted grants of common stock to employees, directors and non-employee consultants in the consolidated statement of operations which are included in selling, general and administrative expenses, within continuing operations:

	(in thousands except for shares / options)

	For the Three Months Ended
	March 31, 2021		March 31, 2020
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense	Number of Shares or Options Granted		Stock-Based Compensation Expense

Stock options	500,000	$244	-		$944

Stock grants:
Directors (common stock)	541,666	121
Employees (common stock)	-	-	2,353,115	(*)	-
Non–employee consultants (common stock)	332,947	33	825,000	(*)	16

Total stock–based compensation expense		$398			$960

 *Expense for grants attributed to 2019 bonuses was recorded in 2019.

NOTE 14 – WARRANTS

The following table summarizes warrant activity for the quarter ended March 31, 2021:

	Warrants	Weighted-Average Exercise Price

Warrants Outstanding as of January 1, 2021	1,076,555	$1.99
Warrants Granted	39,945,055	$0.09
Warrants Outstanding as of March 31, 2021	41,021,610	$0.14

The Company estimated the fair value of the warrants issued in 2021 utilizing the Black-Scholes option-pricing model with the following weighted-average inputs:

March 31,
2021
Expected term (years)	2.5 Years
Volatility	115.20%
Risk-free interest rate	0.09%
Dividend yield	0%

There was no activity related to warrants during the three months ended March 31, 2021.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

California Operating Licenses

The Company’s subsidiaries have operated compliantly and have been eligible for applicable licenses and renewals of those licenses. Currently, we have received annual as well as provisional licenses from California’s cannabis licensing agencies. We are actively working with the State to provide all required information and have confidence that the provisional licenses that we have received will become annual licenses in the future.

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

On April 15, 2020, MediFarm LLC, a wholly-owned subsidiary of Terra Tech Corp. (the “Company”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Natural Medicine, LLC, a nonaffiliated third party (the “Purchaser”) pursuant to which the Company agreed to sell and the Purchaser agreed to purchase substantially all of the assets of the Company related to the Company’s dispensary located at 3650 S. Decatur Blvd., Las Vegas, NV. The aggregate consideration to be paid for the Business is $5.25 million, of which $2.50 million is cash and $2.75 million is payable by the Purchaser pursuant to a 12-month Secured Promissory Note bearing 8% interest per annum, which is secured by all of the assets sold pursuant to the Purchase Agreement. The transaction has been approved by the Nevada Department of Taxation and is awaiting local government approval which is being impacted by COVID-19. It is expected to close promptly following receipt of such approval. The Company will recognize a gain upon completion of the sale of the assets, equal to the difference between the consideration paid and the book value of the assets as of the disposition date, less direct costs to sell, and reflect such loss in discontinued operations.

As of March 31, 2021, Management has classified a real estate asset held Nevada as available-for-sale, as it has met the criteria of ASC 360-10-45-9.

The pending sales of our Nevada dispensaries, expected sale of real estate, and assets divested during 2020 represent a strategic shift that will have a major effect on the Company’s operations and financial results. As a result, Management determined the results of these components qualified for discontinued operations presentation in accordance with ASC 205, “Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity.”

During 2020, Management suspended the operations of OneQor Technologies due to (i) a lack of proper growth in customer acquisition and revenue for this CBD operation during the COVID-19 pandemic and (ii) the overall financial health of the Company as a result of COVID-19 and social unrest. The Company plans to focus its attention and resources on growing its THC business.

Operating results for the discontinued operations were comprised of the following:

	(in thousands)
	Three Months Ended March 31,
	2021	2020
Total revenues	$-	$2,576
Cost of goods sold	-	2,039

Gross profit	-	537

Selling, general and administrative expenses	-	2,594
Loss on sale of assets	-	3,188

Income (Loss) from operations	$-	$(5,245)

Interest expense
Other income (loss)	14	11

Income (Loss) from discontinued operations	$14	$(5,235)

Income (Loss) from discontinued operations per common share attributable to Terra Tech Corp common stockholders - basic and diluted	$0.00	$(0.03)

The carrying amounts of the major classes of assets and liabilities for the discontinued operations are as follows:

	(in thousands)
	March 31, 2021	December 31, 2020
Prepaid expenses and other assets	$1	$2
Property, equipment and leasehold improvements, net	2,766	2,766
Intangible assets, net	-	-
Goodwill	-	-
Other assets	161	186
Assets of discontinued operations	$2,928	$2,954

Accounts payable and accrued expenses	$999	$985
Deferred gain on sale of assets	8,783	8,783
Long-term lease liabilities	-	28
Liabilities of discontinued operations	$9,782	$9,796

NOTE 17 – LITIGATION AND CLAIMS

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued if such disclosure is necessary for the Company’s financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there were no material matters that required an accrual as of March 31, 2021.

On January 6, 2021, a putative, nationwide class action for violations of the Telephone Consumer Protection Act (the “TCPA”), captioned as Stanley, et al. v Terra Tech Corp., et al., Civil Action No. 8:21-cv00022, was filed against Terra Tech and MediFarm LLC (the “Defendants”) in the United States District Court for the Central District of California (the “TCPA Action”). In the TCPA Action, Plaintiffs alleged that Defendants violated the TCPA by sending text messages to them and other persons using an automated telephone dialing system without consent. Plaintiffs sought on behalf of themselves and other purportedly similarly situated-persons, statutory damages and an unspecified amount of actual damages for each alleged violation, declaratory and injunctive relief, and attorneys’ fees and costs. On March 5, 2021, Defendants filed a motion to dismiss the TCPA Action in its entirety.  See Note 19, “Subsequent Events” for additional information regarding settlement of the TCPA matter.

NOTE 18 – RELATED PARTY TRANSACTIONS

On January 11, 2021 the Company entered into a separation agreement with Alan Gladstone, formerly a director of the Company. Pursuant to the agreement, the Company issued to Mr. Gladstone 500,000 freely-trading shares of the Company’s common stock. The Independent Director Agreement between the Company and Mr. Gladstone, dated as of July 1, 2019, was terminated. The Company recognized $0.11 million of stock-based compensation expense in the three months ended March 31, 2021 as a result of the separation agreement with Mr. Gladstone.

On January 22, 2021, the Company entered into a Resignation and Release Agreement and a Series A Preferred Stock Purchase Agreement with Michael A. Nahass. Mr. Nahass agreed to resign from his positions as a director, executive officer and employee of the Company, and the Company agreed to purchase from Mr. Nahass the four shares of the Company’s Series A Preferred Stock held by Mr. Nahass for an aggregate purchase price of $3.1 million, of which (i) $1.00 million was paid in cash, and $2.10 million was paid in the form of promissory notes. As a result of the separation agreement with Mr. Nahass, the Company recorded $2.10 million of short-term debt and $3.10 million of severance expense as of and during the three months ended March 31, 2021.

On January 22, 2021, the Company entered into a Resignation and Release Agreement with Derek Peterson, pursuant to which Mr. Peterson agreed to resign from his positions as a director, executive officer and employee of the Company effective immediately upon the Company’s closing of a private placement in the amount of not less than $3,500,000, which occurred. In addition, the Company extended the time within which vested common stock options held by Mr. Peterson may be exercised to 150 days after the date of resignation.

Mr. Peterson agreed to the cancellation of his Series A Preferred Stock though conversion into 16,485,714 shares of common stock and, in consideration of the conversion, was issued 4,945,055 warrants to purchase common stock, expiring in June 2026, with an exercise price of $0.01 per share, which are subject to a one-year lockup with registration rights. The Company recognized $5.90 million of severance expense in the three months ended March 31, 2021 as a result of the separation agreement with Mr. Peterson.

On February 1, 2021, Terra Tech Corp. (the “Company”) entered into an Amended and Restated Independent Director Agreement with Nicholas Kovacevich, the Chairman of the Company’s Board of Directors (the “Kovacevich Agreement”). Pursuant to the Kovacevich Agreement, (1) the Company issued to Mr. Kovacevich 500,000 restricted shares of the Company’s common stock (the “Common Stock”), which vest in twelve equal installments on the first day of each month beginning on March 1, 2021 (provided Mr. Kovacevich is a director of the Company on the applicable vesting date) and (2) the Company agreed to pay Mr. Kovacevich cash compensation of five thousand dollars per month, payable on the first day of each month beginning March 1, 2021 for the term of the Kovacevich Agreement. There is no material relationship between the Company or its affiliates and Mr. Kovacevich, other than in respect of the transactions contemplated by the Kovacevich Agreement.

On February 1, 2021, the Company entered into an Amended and Restated Independent Director Agreement with Ira Ritter, a member of the Company’s Board of Directors (the “Ritter Agreement”). Pursuant to the Ritter Agreement, (1) the Company issued to Mr. Ritter an option to purchase 500,000 shares of Common Stock at the closing price of the Common Stock on the date of the Ritter Agreement, which vest in twelve equal installments on the first day of each month beginning on March 1, 2021 (provided Mr. Ritter is a director of the Company on the applicable vesting date) and (2) the Company agreed to pay Mr. Ritter cash compensation of five thousand dollars per month, payable on the first day of each month beginning March 1, 2021 for the term of the Ritter Agreement. There is no material relationship between the Company or its affiliates and Mr. Ritter, other than in respect of the transactions contemplated by the Ritter Agreement.

On February 3, 2021, the Company entered into an Exchange Agreement with Matthew Lee Morgan, formerly the Chief Executive Officer of the Company. Pursuant to the agreement, the secured promissory note held by Mr. Morgan in the amount of $0.50 million was converted into 1,428,571 shares of common stock, with a fair value of $0.41 million. During the three months ended March 31, 2021, the Company recognized a gain of $0.09 million for debt forgiveness upon conversion of the promissory note.

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

NOTE 19 – SUBSEQUENT EVENTS

On April 6, 2021, the Company entered into an Independent Director Agreement (the “Director Agreement”), a Director Indemnification Agreement (the “Indemnification Agreement”) and a Stock Option Agreement (the “Option Agreement”) with Tiffany Davis in connection with her appointment to the Board of Directors of the Company.

Pursuant to the Director Agreement, among other things, (1) the Company agreed to enter into a Stock Option Agreement to issue to Ms. Davis an option to purchase 409,716 shares of the Company’s Common Stock at the closing price of the Common Stock on the date of the Director Agreement and (2) the Company agreed to pay Ms. Davis cash compensation of five thousand dollars per month, pro-rated for any partial months, payable on the first day of each month beginning on the date of the Director Agreement.

Pursuant to the Indemnification Agreement, among other things, the Company agreed to hold harmless and indemnify Ms. Davis to the fullest extent permitted by law, including indemnification of expenses such as attorneys’ fees, judgments, penalties, fines and settlement amounts incurred by Ms. Davis in any proceeding arising out of her services as a director.

Pursuant to the Option Agreement, among other things, the Company issued to Ms. Davis an option to purchase 409,716 shares of the Company’s Common Stock at the closing price of the Common Stock on the date of the Option Agreement. The stock options vest in ten installments, with the first installment of 34,722 shares vesting on date of the Option Agreement, and the remaining installments vesting equally on the first day of each month thereafter (provided Ms. Davis is a director of the Company on the applicable vesting date).

There is no material relationship between the Company or its affiliates and Ms. Davis, other than in respect of the transactions contemplated by the Director Agreement, the Indemnification Agreement and the Option Agreement.

On April 13, 2021, in connection with the resignation of Steven Ross as a director of the Company, the Company and Mr. Ross agreed to terminate the Director Agreement and enter into a Separation Agreement (the “Separation Agreement”). Pursuant to the Separation Agreement, among other things, the Company agreed to 1) make cash payments to Mr. Ross of $0.09 million on April 30, 2021, $0.08 million on August 16, 2021, and $0.08 million on December 31, 2021, and 2) issue to Mr. Ross $0.05 million of freely-trading shares of the Common Stock on each of April 30, 2021, August 16, 2021, and December 31, 2021. The number of shares of common stock issued on each issuance date will be calculated based on the closing price of the Common Stock on the trading day immediately prior to such issuance date.  In addition, all vested options to acquire Common Stock held by Mr. Ross remain exercisable pursuant to their terms and all unvested options to acquire Common Stock held by Mr. Ross’ will accelerate and become vested.  The Separation Agreement contains mutual releases and other customary terms and conditions as more fully set forth therein. There is no material relationship between the Company or its affiliates and Mr. Ross other than in respect of the transactions contemplated by the Separation Agreement.

On April 29, 2021, the Company and the Plaintiffs of the TCPA Action filed a joint notice advising the court that they had reached a settlement of the Plaintiffs’ individual claims and expect to (1) finalize the settlement and (2) file a joint stipulation of dismissal of the TCPA Action with prejudice by May 29, 2021.

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

There are a number of risks, uncertainties, and other important factors, many of which are beyond our control, that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties, and other important factors that could cause actual results to differ include, among others, the risk, uncertainties and factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and in other filings we make from time to time with the U.S. Securities and Exchange Commission (“SEC”).

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

Company Overview

Our corporate headquarters is located at 3242 S. Halladay, Santa Ana, California 92705 and our telephone number is (888) 909-5564. Our website addresses are as follows: www.terratechcorp.com, www.letsblum.com, and www.ivxx.com. No information available on or through our websites shall be deemed to be incorporated into this Quarterly Report on Form 10-Q. Our common stock, par value $0.001 (the “Common Stock”), is quoted on the OTC Markets Group, Inc.’s OTCQX tier under the symbol “TRTC.”

Our Business

We are a retail, production and cultivation company, with an emphasis on providing the highest quality of medical and adult use cannabis products. We have a presence in two states (California and Nevada). All of our cannabis dispensaries operate under the name Blüm. Our cannabis dispensaries in California operate as Blüm Oakland in Oakland and Blüm San Leandro in San Leandro and offer a broad selection of medical and adult-use cannabis products including flowers, concentrates and edibles.

Our Operations

We are organized into one reportable segment: Cannabis Dispensary, Cultivation and Production, which includes cannabis-focused retail, cultivation and production operations.

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

Employees

As March 31, 2021, we had 50 employees.

RESULTS OF OPERATIONS

The following discussion includes non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission to supplement the financial results as reported in accordance with GAAP. The non-GAAP financial measures discussed are are non-GAAP earnings (loss) and non-GAAP earnings (loss) per share. The Company uses these metrics to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. These measures are not, and should not be viewed as, a substitute for GAAP financial measures. Refer to “Non-GAAP Financial Measure” below in this quarterly report for a more detailed discussion, including reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures.

Impact of Discontinued Operations on Margins

The below table outlines the impact of reclassifying the operations of the Nevada Dispensaries to discontinued operations:

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenues

For the three months ended March 31, 2021, we generated revenues of $5.11 million, compared to $4.05 million for the three months ended March 31, 2020, an increase of $1.06 million or 26.3 percent. The increase was primarily due to a $2.10 million increase in revenue from our cultivation and production operations partially offset by a $1.10 million decrease in retail and distribution revenue.

Gross Profit

Our gross profit for the three months ended March 31, 2021 was $2.43 million, compared to a gross profit of $2.32 million for the three months ended March 31, 2020, an increase of $0.11 million or 4.6 percent.

Selling, General and Administrative Expenses and Other Operating Expenses

Selling, general and administrative expenses for the three months ended March 31, 2021 were $14.14 million, compared to $8.54 million for the three months ended March 31, 2020, an increase of $5.60 million or 65.6 percent. The increase was primarily due to a $8.02 million increase in salaries and wages expense. The Company recorded $9.00 million in severance expense for Derek Peterson and Michael Nahass during the three months ended March 31, 2021.  This was partially offset by a $1.00 million decrease in regular salaries and wages brought about by a significantly smaller workforce in 2021. The salaries expense increase was offset by the following items: (i) a $0.70 million decrease in stock option expense, (ii) a $0.57 million decrease in amortization, (iii) a $0.49 million decrease in legal expenses, (iv) a $0.30 million decrease in bad debt expense, (v) a $0.19 million decrease in local taxes, (vi) a $0.10 million decrease in rent expense, (vii) a  $0.08 million decrease in payroll taxes, and (viii) a $0.06 million decrease in professional fees paid for accounting services.

Operating Income (Loss)

We realized an operating loss of $11.71 million for the three months ended March 31, 2021, compared to an operating loss of $11.30 million for the three months ended March 31, 2020, an increase in loss of approximately $0.41 million or 3.6 percent.

Other Income (Expense)

Other expense for the three months ended March 31, 2021 was less than $0.01 million, compared to $0.84 million recognized in the three months ended March 31, 2020. The decline of approximately $0.83 million, or 98.8 percent, was attributed to a $0.50 million decrease in interest expense and a $0.28 million increase in income from insurance and litigation settlements recognized in March 31, 2021 versus March 31, 2020. In the three months ended March 31, 2021, the Company recognized a $6.16 million loss on extinguishment of debt which was largely offset by a $6.21 million unrealized gain on the HydroFarm investment.

Discontinued Operations

We realized a gain from discontinued operations of less than $0.01 million for the three months ended March 31, 2021. This was an increase of $5.25 million over the three months ended March 31, 2020 when we recognized a loss of $5.23 million. This increase was primarily due to the $3.20 million loss recorded on the sale of assets in the three months ended March 31, 2020. Additional operating losses of $2.06 million recognized in the three months ended March 31, 2020 was for entities no longer owned or controlled by the Company in the three months ended March 31, 2021.

Net Loss Attributable to Terra Tech Corp.

We incurred a net loss of $12.08 million, or $0.06 per share, for the three months ended March 31, 2021, compared to a net loss of $17.33 million, or $0.11 per share, for the three months ended March 31, 2020.

Management will continue its efforts to lower operating expenses and increase revenue. We expect to continue to invest in further expanding our operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting our name and our products. Given the fact that most of the operating expenses are fixed or have a quasi-fixed character, management expects that, as revenue increases, those expenses, as a percentage of revenue, will significantly decrease. Nevertheless, there can be no assurance that we will be able to increase our revenues in succeeding quarters.

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

LIQUIDITY AND CAPITAL RESOURCES

We have never reported net income. We incurred net losses for the three months ended March 31, 2021 and 2020 and have an accumulated deficit of approximately $230.82 million and $219.80 million at March 31, 2021 and 2020, respectively.

As of March 31, 2021, we had working capital of $13.39 million, including $1.24 million of cash compared to working capital of ($25.61) million, including $0.95 million of cash as of March 31, 2020. Current assets were approximately 1.41 times current liabilities as of March 31, 2021, compared to approximately 0.25 times current liabilities as of March 31, 2020.

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

We anticipate requiring additional capital for the commercial development of our facilities. The Hegenberger facility will require approximately $0.40 million in capital to complete.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the end of 2021. However, we continue to evaluate various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. In March 2018 we entered into a $40.0 million 2018 Master Security Purchase Agreement with an accredited investor. As of March 31, 2021, the Company has received $37.4 million under this agreement. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations, or if we are able to raise capital, that it will be available to us on acceptable terms, on an acceptable schedule, or at all.

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

Operating Activities

Cash used in operating activities for the three months ended March 31, 2021 was $2.85 million, compared to $4.18 million for the three months ended March 31, 2020, a decrease of $1.33 million, or approximately 31.8 percent. The decrease in cash used in operating activities was due to primarily to a $0.98 million decrease in cash used for discontinued operations.  The remaining decrease was due to normal fluctuations in the timing of operating receipts and payments.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2021 was $0.11 million, compared to cash provided by investing activities of $2.09 million for the three months ended March 31, 2020, a decrease of $2.20 million, or 105.3 percent. During the three months ended March 31, 2021, cash used in investing activities was primarily for purchase of equipment and leasehold improvements whereas the 2020 cash provided was primarily from the sale of our Santa Ana dispensary.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2021 was $3.32 million, compared to $1.81 million for the three months ended March 31, 2020, an increase of $1.51 million, or 83.4 percent. The increase in cash provided by financing activities for the three months ended March 31, 2021 was primarily due to $2.11 million of additional proceeds from the issuance of debt, offset by $0.25 million lower proceeds from issuance of common stock, $0.18 million more cash outflows for debt principal and financing fees, and a $0.17 million decrease in cash contributions received from Nuleaf joint owners with a non-controlling interest.

Non-GAAP Reconciliations

Non-GAAP earnings is a supplemental measure of our performance that is neither required by, nor presented in accordance with, U.S. generally accepted accounting principles (“US GAAP”). Non-GAAP earnings is not a measurement of our financial performance under US GAAP and should not be considered as alternative to net income, operating income, or any other performance measures derived in accordance with US GAAP, or as alternative to cash flows from operating activities as a measure of our liquidity. In addition, in evaluating Non-GAAP earnings, you should be aware that in the future we will incur expenses or charges such as those added back to calculate Non-GAAP earnings. Our presentation of Non-GAAP earnings should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

Non-GAAP earnings has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under US GAAP. Some of these limitations are (i) it does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments, (ii) it does not reflect changes in, or cash requirements for, our working capital needs, (iii) it does not reflect interest expense, or the cash requirements necessary to service interest or principal payments, on our debt, (iv) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and non-GAAP earnings does not reflect any cash requirements for such replacements, (v) it does not adjust for all non-cash income or expense items that are reflected in our statements of cash flows, and (vi) other companies in our industry may calculate this measure differently than we do, limiting its usefulness as comparative measures.

We compensate for these limitations by providing specific information regarding the US GAAP amounts excluded from such non-GAAP financial measures. We further compensate for the limitations in our use of non-GAAP financial measures by presenting comparable US GAAP measures more prominently.

We believe that non-GAAP earnings facilitates operating performance comparisons from period to period by isolating the effects of some items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies. These potential differences may be caused by variations in capital structures (affecting interest expense) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense). We also present Non-GAAP earnings because (i) we believe that this measure is frequently used by securities analysts, investors and other interested parties to evaluate companies in our industry, (ii) we believe that investors will find these measures useful in assessing our ability to service or incur indebtedness, and (iii) we use Non-GAAP earnings internally as benchmark to compare our performance to that of our competitors.

In the presentation of the financial results below, the Company reconciles Non-GAAP earnings (loss) with net loss attributable to continuing operations, the most directly comparable GAAP measure, and reports Non-GAAP earnings (loss) per share, which is calculated by dividing Non-GAAP net income (loss) divided by weighted average common shares.  Management believes that this presentation may be more meaningful in analyzing our income generation.

On a non-GAAP basis, the Company recorded a non-GAAP loss of $1.30 million for the three months ended March 31, 2021, compared to a non-GAAP loss in the amount of $3.43 million for the three months ended March 31, 2020. The details of those expenses and non-GAAP reconciliation of these non-cash items are set forth below:

	Non-GAAP Reconciliation (in thousands)
	Three Months Ended March 31
	2021	2020

Net loss attributable to Terra Tech Corp. - Continuing Operations	$(12,093)	$(12,095)
Non-GAAP adjustments
Amortization of intangible assets	192	761
Depreciation expense	949	957
Equity-based compensation	398	960
Impairment of intangible assets	-	5,120
Interest expense	400	902
Severance expense for Series A share repurchases	8,990	-
Unrealized loss (gain) on investments	(6,212)	-
Gain on sale of assets	-	(35)
Gain for debt forgiveness	(86)	-
Loss on extinguishment of debt	6,161	-

Non-GAAP earnings (loss)	$(1,300)	$(3,430)

The following table sets forth the computation of basic and diluted loss per share on a non-GAAP basis:

	Non-GAAP Reconciliation (in thousands, except for share amounts)
	Three Months Ended March 31
	2021	2020

Non-GAAP net income (loss)	$(1,300)	$(3,430)

Denominator
Weighted average common shares - Basic	200,806,723	150,906,135
Weighted average common shares - Diluted	200,806,723	150,906,135

Non-GAAP earnings (loss) per common share:
Non-GAAP earnings (loss) - Basic	$(0.01)	$(0.02)
Non-GAAP earnings (loss) - Diluted	$(0.01)	$(0.02)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

(not required for a smaller reporting company)

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2021. Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of March 31, 2021.

We regularly assess the adequacy of our internal controls over financial reporting and enhance our controls in response to internal control assessments and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. See Note 17, “Litigation and Claims” for further information about legal activity.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2020, except for the risk factors noted below. Please refer to that section for disclosures regarding the risk and uncertainties relating to our business.

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

Our common stock may be categorized as “penny stock,” which may make it more difficult for investors to sell their shares of common stock due to suitability requirements.

Our common stock may be categorized as “penny stock.” The Commission has adopted Rule 15g-9 under the Exchange Act, which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The price of our common stock is significantly less than $5.00 per share and, unless we qualify for an exception, may be considered “penny stock.” This designation imposes additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules, if applicable to us, would require a broker-dealer buying our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities given the increased risks generally inherent in penny stocks. These rules may restrict the ability and/or willingness of brokers or dealers to buy or sell our common stock, either directly or on behalf of their clients, may discourage potential stockholders from purchasing our common stock, or may adversely affect the ability of stockholders to sell their shares.

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

2.6	Form of Agreement of Merger, dated March 31, 2016, by and among Generic Merger Sub, Inc., a California corporation and Black Oak Gallery, a California corporation (3)

2.7	Agreement and Plan of Merger, dated March 2, 2021 (19)***

3.1	Articles of Incorporation dated July 22, 2008 (4)

3.2	Certificate of Amendment dated July 8, 2011 (6)

3.3	Certificate of Change dated July 8, 2011 (6)

3.4	Certificate of Amendment dated January 27, 2012 (1)

3.5	Form of Amended and Restated Articles of Incorporation of Black Oak Gallery, a California corporation (3)

3.6	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock, dated September 27, 2016 (7)

3.7	Certificate of Amendment to Articles of Incorporation, Dated September 26, 2016 (8)

3.8	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock, dated October 3, 2016 (9)

3.9	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock, dated July 26, 2017 (10)

3.10	Amended and Restated Bylaws (18)

3.11	Certificate of Designation for Series A Preferred Stock (12)

3.12	Amended and Restated Certificate of Designation for Series B Preferred Stock (3)

3.13	Amendment to Series A Preferred Stock Certificate of Designation, dated January 26, 2021 (17)

3.14	Certificate of Withdrawal of Certificate of Designation of Series A Preferred Stock (18)

3.15	Certificate of Withdrawal of Certificate of Designation of Series B Preferred Stock (18)

4.1	Form of Amendment No. 2 to 7.5% Senior Convertible Promissory Note, dated January 11, 2021(15)

4.2	Form of Amendment No. 3 to 7.5% Senior Convertible Promissory Note (16)

4.3	Form of Amendment No. 1 to 7.5% Senior Convertible Promissory Note (16)

4.4	Form of Common Stock Purchase Warrant (16)

4.5	Form of 3.0% Senior Convertible Promissory Note (16)

4.6	Form of Common Stock Purchase Warrant (“A Warrant”) (16)

4.7	Form of Common Stock Purchase Warrant (“B Warrant”) (16)

4.8	Form of Straight Promissory Note (“6-Month Note”) (16)

4.9	Form of Straight Promissory Note (“12-Month Note”) (16)

4.10	Common Stock Purchase Warrant (20)

10.1	Loan Agreement Amendment, dated January 7, 2021(15)

10.2	Indemnification Agreement, dated January 7, 2021(15)

10.3	Indemnification Agreement, dated January 7, 2021(15)

10.4	Separation Agreement, dated January 11, 2021(15)

10.5	Securities Purchase Agreement, dated January 22, 2021 (16)

10.6	Form of Registration Rights Agreement (16)

10.7	Form of Series A Preferred Stock Purchase Agreement (16)

10.8	Form of Resignation and Release Agreement (16)

10.9	Form of Resignation and Release Agreement (16)

10.10	Form of Lock-Up Agreement (16)

10.11	Independent Director Agreement between Terra Tech Corp. and Nicholas Kovacevich, dated February 1, 2021 (18)

10.12	Independent Director Agreement between Terra Tech Corp. and Ira Ritter, dated February 1, 2021 (18)

10.13	Form of Lock-Up Agreement (19)

10.14	Lock-Up Agreement (20)

10.15	Registration Rights Agreement (20)

10.16	Restricted Stock Award Agreement (20)

10.17	Independent Director Agreement between Terra Tech Corp. and Tiffany Davis, dated April 6, 2021 (21)

10.18	Director Indemnification Agreement between Terra Tech Corp. and Tiffany Davis, dated April 6, 2021 (21)

10.19	Stock Option Agreement between Terra Tech Corp. and Tiffany Davis, dated April 6, 2021 (21)

10.20	Separation Agreement between Terra Tech Corp. and Steven J. Ross, dated April 13, 2021 (22)

31.1	Certification of Francis Knuettel II, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Jeffrey Batliner, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Francis Knuettel II, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. **

32.2	Certification of Jeffrey Batliner, Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. **

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculations Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Presentation Linkbase Document *

_______________

*	Filed herewith
**	Furnished herewith
***

Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

(1)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on February 10, 2012
(2)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on May 6, 2013.
(3)	Incorporated by reference to Annual Report on Form 10-K filed with the SEC on March 29, 2016
(4)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-156421), filed with the SEC on December 23, 2008.
(5)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on August 2, 2018.
(6)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-191954), filed with the SEC on October 28, 2013.
(7)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on September 28, 2016
(8)	Incorporated by reference to Annual Report on Form 10-K filed with the SEC on March 16, 2018
(9)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on October 7, 2016
(10)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on July 27, 2017
(11)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on June 22, 2018
(12)	Incorporated by reference to Amendment No. 3 to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on April 19, 2012.
(13)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on February 18, 2020.
(14)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on March 16, 2020.
(15)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on January 13, 2021.
(16)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on January 25, 2021.
(17)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on February 1, 2021.
(18)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on February 4, 2021.
(19)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on March 3, 2021.
(20)	Incorporated by reference to Annual Report on Form 10-K filed with the SEC on March 30, 2021.
(21)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on April 9, 2021.
(22)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on April 13, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA TECH CORP.

Date: May 17, 2021	By:	/s/ Jeffrey Batliner
Jeffrey Batliner
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

