Form 10-Q
period 2021-06-30
Unrivaled Brands, Inc.
filed 2021-08-16
CIK 1451512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________

Commission File Number: 000-54258

UNRIVALED BRANDS, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	26-3062661
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3242 S. Halladay St., Suite 202 Santa Ana, California	92705
(Address of Principal Executive Offices)	(Zip Code)

(888) 909-5564

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	UNRV	OTCQX

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

As of August 10, 2021, there were 242,411,734 shares of common stock issued and 240,103,326 shares outstanding, 41,026,610 shares of common stock issuable upon the exercise of all of our outstanding warrants and 8,225,610 shares of common stock issuable upon the exercise of all vested options.

UNRIVALED BRANDS, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED JUNE 30, 2021

UNRIVALED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except Shares)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS

Current Assets:
Cash	$40,283	$888
Accounts receivable, net	2,202	835
Short term investments	-	34,045
Inventory	2,590	1,602
Prepaid expenses and other assets	1,038	234
Current assets of discontinued operations	-	2

Total current assets	46,113	37,606

Property, equipment and leasehold improvements, net	31,214	32,480
Intangible assets, net	7,339	7,714
Goodwill	6,171	6,171
Other assets	12,733	13,040
Investments	330	330
Assets of discontinued operations	2,901	2,953

TOTAL ASSETS	$106,801	$100,294

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable and accrued expenses	$10,550	$8,621
Short-term debt	11,775	8,033
Current liabilities of discontinued operations	14,356	9,768

Total current liabilities	36,681	26,422

Long-term liabilities:
Long-term debt, net of discounts	3,500	6,632
Long-term lease liabilities	7,094	8,082
Long-term liabilities of discontinued operations	-	28
Total long-term liabilities	10,594	14,742

Total liabilities	47,275	41,164

STOCKHOLDERS’ EQUITY:
Common stock, par value 0.001:	258	218

990,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 236,555,408 shares issued and 234,247,000 shares outstanding as of June 30, 2021; 196,512,867 shares issued and 194,204,459 shares outstanding as of December 31, 2020.

Additional paid-in capital	291,026	275,060
Treasury stock (2,308,408 shares of common stock, 12 shares of Preferred Stock Convertible Series A)	(808)	(808)
Accumulated deficit	(234,927)	(219,803)

Total Unrivaled Brands Inc. stockholders’ equity	55,549	54,667
Non-controlling interest	3,977	4,463

Total stockholders’ equity	59,526	59,130

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$106,801	$100,294

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UNRIVALED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except for shares and per-share information)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Total revenues	$6,262	$2,706	$11,375	$6,753
Cost of goods sold	3,924	1,458	6,604	3,181

Gross profit	2,338	1,248	4,771	3,572

Selling, general and administrative expenses	6,188	6,279	20,325	14,820
Impairment of assets	-	4,998	-	10,118
Loss (gain) on sale of assets	6	-	6	(35)

Loss from operations	(3,856)	(10,029)	(15,560)	(21,331)

Other income (expense):
Loss on extinguishment of debt	-	-	(6,161)	-
Interest expense, net	(204)	(454)	(604)	(1,356)
Other income/loss	17	(89)	362	(23)
Gain (loss) on sale of investment	(874)	-	5,337	-

Total other income (expense)	(1,061)	(543)	(1,066)	(1,379)

Loss from continuing operations	(4,917)	(10,572)	(16,626)	(22,710)
Loss from discontinued operations, net of tax	(56)	(7,908)	(43)	(13,143)

NET LOSS	(4,973)	(18,480)	(16,669)	(35,853)

Less: Income (loss) attributable to non-controlling interest from continuing operations	(868)	(298)	(486)	(341)

NET LOSS ATTRIBUTABLE TO UNRIVALED BRANDS, INC.	$(4,105)	$(18,182)	$(16,183)	$(35,512)

Loss from continuing operations per common share attributable to Unrivaled Brands, Inc. common stockholders – basic and diluted	$(0.02)	$(0.06)	$(0.07)	$(0.13)
Net Loss per common share attributable to Unrivaled Brands Inc. common stockholders – basic and diluted	$(0.02)	$(0.10)	$(0.07)	$(0.20)

Weighted-average number of common shares outstanding – basic and diluted	258,897,777	186,068,175	248,066,926	174,781,579

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UNRIVALED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,669)	$(35,853)
Less: net loss from discontinued operations	42	13,143
Net loss from continuing operations	(16,627)	(22,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	-	300
Gain from debt forgiveness	(86)	-
Gain on sale of investment	(5,337)	-
Loss on extinguishment of debt	6,161	-
Non-cash portion of severance expense	7,990	-
Non-cash interest expense	30	627
Gain (loss) on sale of assets	6	(35)
Depreciation and amortization	2,252	3,413
Amortization of operating lease right of use asset	385	446
Stock based compensation	1,198	1,244
Impairment loss	-	16,434
Change in operating assets and liabilities:	-
Accounts receivable	(1,367)	411
Inventory	(988)	(272)
Prepaid expenses and other current assets	(804)	46
Other assets	(69)	(1,285)
Accounts payable and accrued expenses	1,314	2,593
Deferred income	-	(300)
Operating lease liabilities	(302)	(655)
Net cash provided by / (used in) operating activities - continuing operations	(6,244)	257
Net cash provided by / (used in) operating activities - discontinued operations	(187)	(8,421)
NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES	(6,431)	(8,164)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(688)	(584)
Cash outflow for loans	-	(250)
Purchase of intangible assets	-	-
Cash from acquisitions	-	57
Proceeds from sales of investment	39,382	-
Proceeds from sales of assets	72	35
Net cash provided by / (used in) investing activities - continuing operations	38,766	(742)
Net cash provided by / (used in) investing activities - discontinued operations	4,750	6,176
NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES	43,516	5,434

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	3,500	1,953
Payments of debt principal	(1,012)	(35)
Cash paid for debt issuance costs	(178)	-
Proceeds from issuance of common stock	-	250
Cash contribution (distribution) from non-controlling interest	-	80
Net cash provided by / (used in) financing activities - continuing operations	2,310	2,248
Net cash provided by / (used in) financing activities - discontinued operations	-	-
NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	2,310	2,248

NET CHANGE IN CASH	39,395	(482)

Cash at beginning of period	888	1,226

CASH AT END OF PERIOD	$40,283	$744

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$430	$625

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt principal and accrued interest converted into common stock	$3,596	$1,829
Promissory note issued for severance	$2,100	$-
Stock Issued for the acquisition of OneQor	$-	$9,305
Fixed assets in accounts payable	$-	$35
Stock options exercised on a net share basis	$2	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UNRIVALED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

(in thousands)

	Preferred Stock
	Convertible Series A		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Total
Balance at March 31, 2021	-	$-	233,182,790	$256	$290,225	2,308,420	$(808)	$(230,822)	$4,845	$63,696
Stock compensation - employees	-	-	250,000	-	68	-	-	-	-	68
Stock compensation - directors	-	-	343,493	1	93	-	-	-	-	94
Stock Option Exercises	-	-	470,717	1	(1)	-	-	-	-	-
Stock option expense	-	-	-	-	641	-	-	-	-	641
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	-	(868)	(868)
Net loss attributable to Unrivaled Brands Inc.	-	-	-	-	-	-	-	(4,105)	-	(4,105)
Balance at June 30, 2021	-	$-	234,247,000	$258	$291,026	2,308,420	$(808)	$(234,927)	$3,977	$59,526

	Preferred Stock
	Convertible Series A		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Total
Balance at March 31, 2020	8	$-	190,930,853	$192	$272,454	2,308,412	$(808)	$(207,016)	$5,305	$70,127
Debt conversion - common stock	-	-	12,943,496	13	788	-	-	-	-	801
Stock compensation - employees	-	-	826,429	1	57	-	-	-	-	58
Stock compensation - directors	-	-	(173,610)	-	(100)	-	-	-	-	(100)
Stock compensation - services expense	-	-	250,000	1	32	-	-	-	-	33
Stock option expense	-	-	-	-	295	-	-	-	-	295
Contribution from non-controlling interest	-	-	-	-	-	-	-	-	(84)	(84)
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	-	(298)	(298)
Net loss attributable to Unrivaled Brands Inc.	-	-	-	-	-	-	-	(18,182)	-	(18,182)
Balance at June 30, 2020	8	$-	204,777,168	$207	$273,526	2,308,412	$(808)	$(225,198)	$4,923	$52,650

UNRIVALED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

(in thousands)

	Preferred Stock
	Convertible Series A		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Total
Balance at December 31, 2020	8	$-	194,204,459	$218	$275,060	2,308,412	$(808)	$(219,803)	$4,463	$59,130
Adoption of ASU 2020-06	-	-	-	-	(1,071)	-	-	1,059	-	(12)
Debt conversion - common stock	-	-	20,391,774	20	3,990	-	-	-	-	4,010
Warrants issued to Dominion	-	-	-	-	5,978	-	-	-	-	5,978
Stock compensation - employees	-	-	250,000	-	67		-	-	-	67
Stock compensation - directors	-	-	885,159	1	213	-	-	-	-	214
Stock compensation - services expense	-	-	332,947	-	32		-	-	-	32
Stock option exercises	-	-	1,696,947	2	(2)	-	-	-	-	-
Acquisition of A shares	(8)	-	16,485,714	17	5,874	8	-	-	-	5,891
Stock option expense	-	-	-	-	885	-	-	-	-	885
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	-	(486)	(486)
Net loss attributable to Unrivaled Brands Inc.	-	-	-	-	-	-	-	(16,183)	-	(16,183)
Balance at June 30, 2021	-	$-	234,247,000	$258	$291,026	2,308,420	$(808)	$(234,927)	$3,977	$59,526

	Preferred Stock
	Convertible Series A		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Total
Balance at December 31, 2019	8	$-	118,004,978	$120	$260,516	2,308,412	$(808)	$(189,686)	$5,184	$75,326
Beneficial conversion feature - convertible notes	-	-	22,067,056	22	1,807	-	-	-	-	1,829
Stock compensation - employees	-	-	3,179,544	3	431	-	-	-	-	434
Stock compensation - directors	-	-	(173,610)	-	(100)	-	-	-	-	(100)
Stock compensation - services expense	-	-	1,075,000	1	140	-	-	-	-	141
Stock issued for cash	-	-	2,470,173	3	248	-	-	-	-	251
Stock issued for assets	-	-	58,154,027	58	9,246	-	-	-	-	9,304
Stock option expense	-	-	-	-	1,238	-	-	-	-	1,238
Contribution from non-controlling interest	-	-	-	-	-	-	-	-	80	80
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	-	(341)	(341)
Net loss attributable to Unrivaled Brands Inc.	-	-	-	-	-	-	-	(35,512)	-	(35,512)
Balance at June 30, 2020	8	$-	204,777,168	$207	$273,526	2,308,412	$(808)	$(225,198)	$4,923	$52,650

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UNRIVALED BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

References in this document to “the Company”, “Unrivaled”, “we”, “us”, or “our” are intended to mean Unrivaled Brands, Inc., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis. Effective July 7, 2021 the Company changed its corporate name from “Terra Tech Corp.” to “Unrivaled Brands, Inc.” in connection with the Company’s acquisition of UMBRLA, Inc (“UMBRLA”).

Unrivaled is a holding company with the following subsidiaries:

•	620 Dyer LLC, a California corporation (“Dyer”)
•	1815 Carnegie LLC, a California limited liability company (“Carnegie”)
•	Black Oak Gallery, a California corporation (“Black Oak”)
•	Blüm San Leandro, a California corporation (“Blüm San Leandro”)
•	MediFarm, LLC, a Nevada limited liability company (“MediFarm”)
•	MediFarm I, LLC, a Nevada limited liability company (“MediFarm I”)
•	121 North Fourth Street, LLC, a Nevada limited liability company ("121 North Fourth")
•	OneQor Technologies, Inc., a Delaware corporation ("OneQor")
•	UMBRLA, Inc., a Nevada corporation ("UMBRLA")

The Company is a retail, production, and cultivation company, with an emphasis on providing the highest quality of medical and adult use cannabis products. We currently have a concentrated cannabis interest in California. All of the Company’s cannabis dispensaries operate under the name Blüm. The Company’s cannabis dispensaries in California operate as Black Oak Gallery in Oakland and Blum San Leandro in San Leandro and offer a broad selection of medical and adult-use cannabis products including flowers, concentrates and edibles.

From the acquisition of UMBRLA, the Company has become a cannabis multi-state operator and the parent company of multiple cannabis lifestyle brands. The Company is home to Korova, a brand of high potency products across multiple product categories, currently available in California, Oregon, Arizona, and Oklahoma. Other Company brands include Cabana, a boutique cannabis flower brand, and Sticks, a mainstream value-driven cannabis brand, active in California and Oregon. The Company also added a dispensary in California which operates as The Spot in Santa Ana and licensed distribution facilities in Portland, Los Angeles, Orange, and Sonoma County. See Note 19 – Subsequent Events for further discussion on the acquisition of UMBRLA.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933 and reflect the accounts and operations of the Company and those of our subsidiaries in which we have a controlling financial interest. In accordance with the provisions of FASB or ASC 810, “Consolidation,” we consolidate any variable interest entity (“VIE”) of which we are the primary beneficiary. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. We do not consolidate a VIE in which we have a majority ownership interest when we are not considered the primary beneficiary. We evaluate our relationships with all the VIEs on an ongoing basis to reassess if we continue to be the primary beneficiary.

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 2021 and December 31, 2020, and the consolidated results of operations and cash flows for the quarters ended June 30, 2021 and 2020 have been included. These interim unaudited condensed consolidated financial statements do not include all disclosures required by GAAP for complete financial statements and, therefore, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2020. The December 31, 2020 balances reported herein are derived from the audited consolidated financial statements for the year ended December 31, 2020. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

UNRIVALED BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. The risks and uncertainties on the future of our business due to COVID-19 and regulatory uncertainty, combined with the fact that we have historically lost money, have in the past, raised substantial doubt as to our ability to continue as a going concern. However, management believes that the acquisition of UMBRLA, proceeds from sales of Hydrofarm investment, proceeds from the Nevada asset sales, management’s past and on-going efforts to trim costs and management’s recent efforts to boost sales will lead to cash sustainability. Therefore, management believes that there is no material uncertainty as to the Company’s ability to continue as a going concern. See Note 5 – Investments in Unconsolidated Affiliates for more details about the Hydrofarm investment.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not affect net loss, revenues or stockholders’ equity. See Note 16 – Discontinued Operations for further discussion regarding discontinued operations.

Trade and Other Receivables

The Company extends noninterest bearing trade credit to its customers in the ordinary course of business which is not collateralized. Accounts receivable are shown on the face of the consolidated balance sheets, net of an allowance for doubtful accounts. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends, in determining the allowance for doubtful accounts. The Company does not accrue interest receivable on past due accounts receivable. The allowance for doubtful accounts was zero as of June 30, 2021 and December 31, 2020.

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

UNRIVALED BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

UNRIVALED BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

If the carrying amount of a reporting unit is in excess of its fair value, the Company recognizes an impairment charge equal to the amount in excess.

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

UNRIVALED BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of June 30, 2021 and December 31, 2020:

	June 30, 2021
Investments:	Amount	Level 1	Level 2	Level 3
Warrants to acquire shares of HydroFarm	$-	$-	$-	$-
Shares in HydroFarm	-	-	-	-
Option to acquire Edible Garden Inc	330	-	-	330

Total	$330	$-	$-	$330

	December 31, 2020
Investments:	Amount	Level 1	Level 2	Level 3
Warrants to acquire shares of HydroFarm	$10,195	$-	$10,195	$-
Shares in HydroFarm	23,850	-	23,850	-
Option to acquire Edible Garden Inc	330	-	-	330

Total	$34,375	$-	$34,045	$330

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

UNRIVALED BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenue

The table below shows the revenue break between California operations and Nevada operations for the six months ended June 30, 2021 and 2020:

	(in thousands)
	2021	2020

California	$4,929	$4,932
Nevada	6,446	1,821
Total	$11,375	$6,753

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

Advertising Expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.” Advertising expenses recognized totaled $0.11 million and $0.17 million for the six months ended June 30, 2021 and 2020, respectively.

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

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”. The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. At June 30, 2021 and 2020, such net operating losses were offset entirely by a valuation allowance.

UNRIVALED BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Loss Per Common Share

In accordance with the provisions of ASC 260, “Earnings Per Share”, net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the three and six months ended June 30, 2021 and 2020. Therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for both years.

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	Six Months Ended June 30,
	2021	2020

Common stock warrants	16,076,556	1,205,126
Common stock options	16,721,567	15,350,580

	32,798,123	16,555,706

Warrants issued that are exercisable for little to no cost are included in the denominator of basic earnings per share. During the three months ended June 30, 2021, the Company issued no warrants.

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

UNRIVALED BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in several financial institutions that are insured by either the Federal Deposit Insurance Corporation or the National Credit Union Association up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations, and it maintains significant cash on hand at certain of its locations. The Company has not historically experienced any material loss from carrying cash on hand. The amount in excess of insured limitations was at $39.95 million as of June 30, 2021 and was approximately $0.06 million as of December 31, 2020.

The Company provides credit in the normal course of business to customers located throughout the U.S. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. There were no customers that comprised more than 10.0% of the Company’s revenue for the three and six months ended June 30, 2021 and 2020.

The Company sources cannabis products for retail, cultivation and production from various vendors. However, as a result of regulations in the State of California, the Company’s California retail, cultivation and production operations must use vendors licensed by the State. As a result, the Company is dependent upon the licensed vendors in California to supply products. If the Company is unable to enter into a relationship with sufficient members of properly licensed vendors, the Company’s sales may be impacted. During the three and six months ended June 30, 2021, we did not have any concentration of vendors for inventory purchases. However, this may change depending on the number of vendors who receive appropriate licenses to operate in the State of California.

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

UNRIVALED BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Revenue and net loss attributed to NuLeaf was $6.45 million and $0.97 million, respectively, for the six months ended June 30, 2021 and was $3.39 million and $1.73 million, respectively, for the three months ended June 30, 2021. The aggregate carrying values of Sparks Cultivation, LLC and NuLeaf Reno Production, LLC assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows:

	(in thousands)
	June 30,	December 31,
	2021	2020
Current assets:
Cash	$769	$671
Accounts receivable, net	1,038	483
Inventory	1,961	3,118
Prepaid expenses and other current assets	89	21
Total current assets	3,857	4,293

Property, equipment and leasehold improvements, net	6,248	7,442
Other assets	347	395

TOTAL ASSETS	$10,452	$12,130

Liabilities:
Total current liabilities	$676	$396
Total long-term liabilities	245	307

TOTAL LIABILITIES	$921	$703

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

Upon closing of Hydrofarm’s initial public offering, the Company determined that the investment in Hydrofarm no longer qualified to be stated at cost, as the equity security had a readily determinable value and therefore should be recorded at fair value. In the fourth quarter of 2020, the Company recorded its investment in Hydrofarm of 593,261 common shares at fair value, and the warrants to acquire an additional 296,630 shares of Hydrofarm common stock at an exercise price of $16.86, at their respective fair values. The Company marked the investment in Hydrofarm to market as of December 31, 2020 and March 31, 2021 and recorded the change in fair value in those period’s earnings.

On June 16, 2021, the Company completed disposition of 593,261 shares of Hydrofarm common stock and warrants to purchase 296,630 shares of Hydrofarm common stock at a current exercise price of $16.86 per share, for aggregate gross proceeds of $40.76 million in cash pursuant to a Securities Purchase Agreement (the “SPA”) between the Company and two accredited investors. There is no material relationship between the Company or its affiliates and either of the investors other than in respect of the transactions contemplated by the SPA.

UNRIVALED BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INVENTORY

Raw materials consist of material for NuLeaf and IVXX’s line of cannabis pure concentrates. Work-in-progress consists of cultivation materials and live plants grown at NuLeaf and Black Oak Gallery. Finished goods consists of cannabis products sold in retail.

Inventory as of June 30, 2021 and December 31, 2020 consisted of the following:

	(in thousands)
	June 30,	December 31,
	2021	2020

Raw materials	$1,122	$39
Work-in-progress	1,145	1,196
Finished goods	323	367

Total inventory	$2,590	$1,602

NOTE 7 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment, and leasehold improvements, net consists of the following:

	(in thousands)
	June 30,	December 31,
	2021	2020

Land and building	$11,206	$11,206
Furniture and equipment	2,894	2,913
Computer hardware	228	215
Leasehold improvements	16,765	16,459
Construction in progress	10,167	9,922

Subtotal	41,260	40,715
Less accumulated depreciation	(10,046)	(8,235)
Property, equipment and leasehold improvements, net
	$31,214	$32,480

Depreciation expense related to property, equipment and leasehold improvements for the three months ended June 30, 2021 and June 30, 2020 was $0.93 million and $0.96 million, respectively, and for the six months ended June 30, 2021 and June 30, 2020 was $1.88 million and $1.92 million, respectively.

UNRIVALED BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL

Intangible Assets, Net

Intangible assets, net consisted of the following as of June 30, 2021 and December 31, 2020:

		(in Thousands)
		June 30, 2021			December 31, 2020
	Estimated	Gross		Net	Gross		Net
	Useful Life in Years	Carrying Amount	Accumulated Amortization	Carrying Value	Carrying Amount	Accumulated Amortization	Carrying Value

Amortizing Intangible Assets:
Customer Relationships	3 to 5	$7,400	$(7,400)	$-	$7,400	$(7,400)	$-
Trademarks and Patent	2 to 8	196	(196)	-	196	(187)	9
Dispensary Licenses	14	10,270	(3,851)	6,419	10,270	(3,485)	6,785

Total Amortizing Intangible Assets		17,866	(11,447)	6,419	17,866	(11,072)	6,794

Non-Amortizing Intangible Assets:
Trade Name	Indefinite	920	-	920	920	-	920

Total Non-Amortizing Intangible Assets		920	-	920	920	-	920

Total Intangible Assets, Net		$18,786	$(11,447)	$7,339	$18,786	$(11,072)	$7,714

Amortization expense for the three months ended June 30, 2021 and 2020 was $0.18 million and $0.74 million, respectively and for the six months ended June 30, 2021 and 2020 was $0.38 million and $1.78 million, respectively.

Goodwill

Goodwill arises from the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired less assumed liabilities.

Goodwill is reviewed annually for impairment or more frequently if impairment indicators arise. The Company conducts its annual goodwill impairment assessment as of the last day of the third quarter, or more frequently under certain circumstances. For the purpose of the goodwill impairment assessment, the Company has the option to perform a qualitative assessment (commonly referred to as “step zero”) to determine whether further quantitative analysis for impairment of goodwill or indefinite-lived intangible assets is necessary or a quantitative assessment (“step one”) where the Company estimates the fair value of each reporting unit using a discounted cash flow method (income approach). Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment. The balance of goodwill at June 30, 2021 and December 31, 2020 was unchanged and was $6.17 million.

The Company tests for impairment annually on September 30, and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value may be impaired. Management did not identify any impairment triggers during the second quarter of 2021 and therefore no impairment of goodwill was recognized.

UNRIVALED BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – NOTES PAYABLE

Notes payable consist of the following as of June 30, 2021 and December 31, 2020:

	(in thousands)
	June 30,	December 31,
	2021	2020
Promissory note dated January 18, 2018, issued for the purchase of real property. The promissory note is collateralized by the land and building purchased and matures January 18, 2022. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter. The full principal balance and accrued interest are due at maturity. In the event of default, the note is convertible at the holder's option.	6,500	6,500
Promissory note dated October 5, 2018, issued for the purchase of real property. Matures October 5, 2021. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter up to 13.5%. In the event of default, the note is convertible at the holder's option.	1,600	1,600
Promissory note dated June 11, 2019, issued to accredited investors, which matures December 31, 2021 and incurred interest at a rate of 7.5% per annum. The conversion price was the lower of $4.50 or 87% of the average of the two (2) lowest VWAPs in the thirteen (13) trading days prior to the conversion date.	-	2,800
Promissory note dated October 21, 2019, issued to accredited investors, which matured April 21, 2021 and incurred interest at a rate of 7.5% per annum. The conversion price was the lower of $4.50 or 87% of the average of the two (2) lowest VWAPs in the thirteen (13) trading days prior to the conversion date.	-	725
Secured promissory note dated December 30, 2019, issued to Matthew Lee Morgan Trust (a related party), which matured January 30, 2021, and incurred interest at a rate of 10% per annum.	-	500
Secured promissory note dated January 10, 2020, issued to an unaffilitated third party. The note matured on July 10, 2021 and incurred an interest rate of 15.0% per annum.	1,000	1,000
Promissory note dated May 4, 2020, issued to Harvest Small Business Finance, LLC, an unaffiliated third party. Loan is part of the Paycheck Protection Program ("PPP Loan") offered by the U.S. Small Business Administration. The interest rate on the note is 1%. The note requires interest and principal payments seven months from July 2020. The note matures in two years.	562	562
Promissory note dated July 29, 2020, issued to an unaffilitated third party. The note incurred an interest rate of 8% per annum and matured on April 29, 2021.	-	1,000
Unsecured promissory note dated January 22, 2021, issued to Michael Nahass (a related party), which matured July 25, 2021, and incurred interest at a rate of 3% per annum.	1,050	-
Unsecured promissory note dated January 22, 2021, issued to Michael Nahass (a related party), which matures January 25, 2022, and bears interest at a rate of 3% per annum.	1,050	-
Convertible promissory note dated January 25, 2021, issued to accredited investors, which matures July 22, 2022 and bears interest at a rate of 3% per annum. The conversion price is $0.175 per share.	3,500	-

Notes payable - promissory notes	$15,262	$14,687
Vehicle loans	21	29
Less: Short term debt	(11,779)	(8,033)
Less: Debt discount	(4)	(51)
Net Long Term Debt	$3,500	$6,632

UNRIVALED BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended June 30, 2021, the Company converted debt and accrued interest into 20,391,774 shares of the Company’s common stock.

Promissory Note Extensions

On January 7, 2021, 620 Dyer LLC (“620 Dyer”), a subsidiary of the Company, entered into Amendment No. 1 (the “Loan Agreement Amendment”) to the Loan Agreement between 620 Dyer and Elizon DB Transfer Agent LLC (“Elizon”), dated as of January 18, 2018 (the “Loan Agreement”). The Loan Agreement Amendment, among other things, amends the maturity date of the Loan Agreement from January 18, 2021 to January 18, 2022. 620 Dyer paid a 1% fee to extend the maturity date.

On January 8, 2021, the Company entered an amendment to the Secured Promissory Note issued by the Company (the “Borrower”) to Arthur Chan (the “Lender”) on January 10, 2020. The Loan Agreement Amendment, among other things, amended the maturity date of the Loan Agreement from January 10, 2021 to July 10, 2021. See Note 19 – Subsequent Events for further discussion on Arthur Chan note.

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

Amendment of Existing Senior Convertible Promissory Notes and Securities Purchase Agreement

On January 25, 2021, the Company entered into several agreements with an accredited investor (the “Lender”) that holds the promissory notes under the 2018 Securities Purchase Agreement. The amendments, among other things, (1) extended the maturity date of the June 2019 Note from January 26, 2021 to December 31, 2021 and (2) extended the maturity date of the October 2019 Note from April 21, 2021 to December 31, 2021. In connection with the Note Amendments, the Company issued to the Lender warrants to purchase 5,000,000 shares of the Company’s common stock (the “Old Note Warrants”) at an exercise price of $0.01 per share. The Old Note Warrants are exercisable at any time before the close of business on June 25, 2026. The Old Note Warrants contain cashless exercise provisions and, to the extent not previously exercised, will be automatically exercised via cashless exercise on June 25, 2026.

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

The Company can demand that the Purchasers convert the Notes at any time, on five calendar days’ notice, that (i) the daily dollar volume-weighted average price for the Company’s common stock for the prior five consecutive trading days is $0.30 or more and (ii) (1) the shares underlying the Notes have been registered with the SEC or (2) there is a fundamental transaction that has been announced by the Company.

UNRIVALED BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 10 – FAIR VALUE MEASUREMENTS

On March 30, 2020, Edible Garden Corp. (“Edible Garden”), a wholly-owned subsidiary of the Company, entered into and closed an Asset Purchase Agreement (the “Purchase Agreement”) with Edible Garden Incorporated (the “Purchaser”), pursuant to which Edible Garden sold and the Purchaser purchased substantially all of the assets of Edible Garden (the “Business”). The consideration paid for the Business included two option agreements to purchase up to a 20% interest in the Purchaser for a nominal fee. The first option gives the Company the right to purchase a 10% interest in the Purchaser for one dollar at any time between the one and five-year anniversary of the transaction, or at any time should a change in control event or public offering occur. The second option gives the Company the right to purchase an additional 10% interest in the Purchaser for one dollar at any point prior to the five-year anniversary of the transaction. The second option is automatically terminated upon payment in full of the $3.00 million secured promissory note.

Management estimated the fair value of the options using the Black-Scholes model, utilizing level 3 inputs that included the stock price, annual volatility, and the probability the second option will be terminated due to repayment of the secured promissory note. The estimated fair value of the options was $0.33 million as of June 30, 2021 and December 31, 2020. The options are included in the “Investments” line within the consolidated balance sheet.

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

The Company occupies office facilities under lease agreements that expire at various dates. In addition, office, production and transportation equipment is leased under agreements that expire at various dates. The Company does not have any significant finance leases. Total operating lease costs for the six months ended June 30, 2021 and June 30, 2020 were $0.39 million and $0.45 million, respectively. Short-term lease costs during the 2021 and 2020 fiscal quarters ended June 30 were not material.

UNRIVALED BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2021 and December 31, 2020, short term lease liabilities of $1.50 million and $0.81 million are included in “Accounts Payable and Accrued Expenses” on the consolidated balance sheets, respectively. The table below presents total operating lease ROU assets and lease liabilities as of June 30, 2021 and December 31, 2020:

	(in thousands)
	June 30,	December 31,
	2021	2020
Operating lease ROU assets	$7,752	$8,137
Operating lease liabilities	8,593	8,895

The table below presents the maturities of operating lease liabilities as of June 30, 2021:

(in thousands)
Operating
Leases
2021 (remaining)	$837
2022	2,506
2023	1,801
2024	1,562
2025	1,470
Thereafter	5,015
Total lease payments	13,191
Less: discount	(4,598)
Total operating lease liabilities	$8,593

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets:

Six Months Ended June 30,
2021
Weighted average remaining lease term (years)	79.0
Weighted average discount rate	11.6%

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

Mr. Peterson agreed to the cancellation of his Series A Preferred Stock through conversion into 16,485,714 shares of common stock and, in consideration of the conversion, was issued 4,945,055 warrants to purchase common stock, expiring in June 2026, with an exercise price of $0.01 per share, which are subject to a one-year lockup with registration rights. The Company recorded severance expense equal to the fair value of consideration paid to Mr. Peterson in current period earnings.

UNRIVALED BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Common Stock

The Company authorized 990.0 million shares of common stock with $0.001 par value per share. As of June 30, 2021 and December 31, 2020, 234.24 million and 194.2 million shares of common stock were outstanding, respectively.

Treasury Stock

During 2021, the Company acquired 8 shares of Series A Preferred stock as part of the resignation and release agreements entered into with Mr. Nahass and Mr. Peterson, as described above. The shares were recorded at fair market value as of the date the agreements were executed.

NOTE 13 – STOCK-BASED COMPENSATION

2016 & 2018 Equity Incentive Plans

In the first quarter of 2016, the Company adopted the 2016 Equity Incentive Plan. In the fourth quarter of 2018, the Company adopted the 2018 Equity Incentive Plan. On February 14, 2020, the Company amended the number of shares reserved for issuance under the 2018 Equity Incentive Plan to 43,976,425. The following table contains information about the 2016 and the 2018 Equity Incentive Plans as of June 30, 2021:

	Awards Reserved for Issuance	Awards Outstanding

2016 Equity incentive plan	2,000,000	499,953
2018 Equity incentive plan	43,976,425	15,894,507

In the third quarter of 2021, the Company adopted UMBRLA’s 2019 Equity Incentive Plan. The maximum number of shares of our common stock that may be issued pursuant to 2019 Equity Incentive Plan is 82,000,000 shares. See Note 19 – Subsequent Events for further discussion on acquisition of UMBRLA.

Stock Options

The following table summarizes the Company’s stock option activity and related information for the three months ended June 30, 2021:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options

Options outstanding as of January 1, 2021	17,492,830	$0.41

Options granted	5,909,716	$0.22
Options exercised	(2,096,970)	$0.05
Options forfeited	(4,584,010)	$0.19
Options expired	-	$-
Options outstanding as of June 30, 2021	16,721,566	$0.45	8.7 years	$2,943
Options exercisable as of June 30, 2021	8,225,610	$0.72	9.0 years	$1,119

As of June 30, 2021, there was $1.20 million total unrecognized stock-based compensation. Such costs are expected to be recognized over a weighted-average period of approximately 1.46 years.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period.

UNRIVALED BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted grants of common stock to employees, directors and non-employee consultants in the consolidated statement of operations which are included in selling, general and administrative expenses, within continuing operations:

	For the Three Months Ended
	June 30, 2021		June 30, 2020
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense	Number of Shares or Options Granted	Stock-Based Compensation Expense

Stock options	5,409,716	$641	9,650,000	$294

Stock grants:
Directors (common stock)	343,493	94	(173,610)	$(100	)(a)
Employees (common stock)	250,000	68	826,429	$58
Non–employee consultants (common stock)	-	-	250,000	$32

Total stock–based compensation expense		$803		$284

	For the Six Months Ended
	June 30, 2021		June 30, 2020
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense	Number of Shares or Options Granted	Stock-Based Compensation Expense

Stock options	5,909,716	$885	9,650,000	$1,238

Stock grants:
Directors (common stock)	885,159	214	(173,610)	(100	)(a)
Employees (common stock)	250,000	67	3,179,544	58	(b)
Non–employee consultants (common stock)	332,947	32	1,075,000	48

Total stock–based compensation expense		$1,198		$1,244

(a) clawback of shares granted in 2019.

(b) Expense for Q1 grants attributed to 2019 bonuses was recorded in 2019.

UNRIVALED BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – WARRANTS

The following table summarizes warrant activity for the six months ended June 30, 2021:

	Warrants	Weighted-Average Exercise Price

Warrants Outstanding as of January 1, 2021	1,076,555	$1.99
Warrants Granted	39,945,055	$0.09
Warrants Outstanding as of June 30, 2021	41,021,610	$0.14

The Company estimated the fair value of the warrants issued in 2021 utilizing the Black-Scholes option-pricing model with the following weighted-average inputs:

June 30,
2021
Expected term (years)	2.5 Years
Volatility	115.20%
Risk-free interest rate	0.09%
Dividend yield	0%

There was no activity related to warrants during the three months ended June 30, 2021.

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

NOTE 16 – DISCONTINUED OPERATIONS

On May 8, 2019, MediFarm LLC, a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Picksy, LLC (the “Purchaser”) pursuant to which the Company agreed to sell and the Purchaser agreed to purchase substantially all of the assets of the Company related to the Company’s dispensary located at 1130 East Desert Inn Road, Las Vegas, NV 89109 (the “Business”). The aggregate consideration to be paid for the Business is $10.00 million, of which $7.20 million is cash (the “Purchase Price”). A portion of the Purchase Price is payable by the Purchaser pursuant to a 12 month Secured Promissory Note with a principal amount of $2.80 million (the “Note”). The Note is secured by all the assets sold pursuant to the Purchase Agreement. In conjunction with the Note, Purchaser and the Company entered into a Security Agreement granting the Company a security interest in all the assets sold pursuant to the Purchase Agreement. The transaction has been approved by the Nevada Department of Taxation and is awaiting local government approval which is being impacted by COVID-19. It is expected to close promptly following receipt of such approval.

On August 19, 2019, MediFarm I LLC, a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Picksy Reno, LLC (the “Purchaser”) pursuant to which the Company agreed to sell and the Purchaser agreed to purchase substantially all of the assets of the Company related to the Company’s dispensary located at 1085 S Virginia St Suite A, Reno, NV 89502 (the “Business”). The aggregate consideration to be paid for the Business is $13.50 million, of which $9.30 million is cash (the “Purchase Price”). A portion of the Purchase Price is payable by the Purchaser pursuant to a 12 month Secured Promissory Note with a principal amount of $4.20 million (the “Note”). The Note is secured by all the assets sold pursuant to the Purchase Agreement. In conjunction with the Note, Purchaser and the Company entered into a Security Agreement granting the Company a security interest in all the assets sold pursuant to the Purchase Agreement. The transaction has been approved by the Nevada Department of Taxation and is awaiting local government approval which is being impacted by COVID-19. It is expected to close promptly following receipt of such approval.

UNRIVALED BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On April 15, 2020, MediFarm LLC, a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Natural Medicine, LLC, a nonaffiliated third party (the “Purchaser”) pursuant to which the Company agreed to sell and the Purchaser agreed to purchase substantially all of the assets of the Company related to the Company’s dispensary located at 3650 S. Decatur Blvd., Las Vegas, NV. The aggregate consideration to be paid for the Business is $5.25 million, of which $2.50 million is cash and $2.75 million is payable by the Purchaser pursuant to a 12-month Secured Promissory Note bearing 8% interest per annum, which is secured by all of the assets sold pursuant to the Purchase Agreement. The transaction has been approved by the Nevada Department of Taxation and is awaiting local government approval which is being impacted by COVID-19. It is expected to close promptly following receipt of such approval. The Company will recognize a gain upon completion of the sale of the assets, equal to the difference between the consideration paid and the book value of the assets as of the disposition date, less direct costs to sell, and reflect such loss in discontinued operations.

As of June 30, 2021, Management has classified a real estate asset held Nevada as available-for-sale, as it has met the criteria of ASC 360-10-45-9.

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

Operating results for the discontinued operations were comprised of the following:

	(in thousands)		(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total revenues	$-	$699	$-	$3,275
Cost of goods sold	-	621	-	2,661

Gross profit	-	78	-	614

Selling, general and administrative expenses	58	1,274	58	3,868
Impairment of assets	-	6,316	-	6,316
Loss on sale of assets	-	9	-	3,197

Income (Loss) from operations	$(58)	$(7,521)	$(58)	$(12,767)

Interest expense
Other income (loss)	2	(387)	15	(376)

Income (Loss) from discontinued operations	$(56)	$(7,908)	$(43)	$(13,143)

Income (Loss) from discontinued operations per common share attributable to Unrivaled Brands, Inc. common stockholders - basic and diluted	$(0.00)	$(0.04)	$(0.00)	$(0.08)

UNRIVALED BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts of the major classes of assets and liabilities for the discontinued operations are as follows:

	(in thousands)
	June 30, 2021	December 31, 2020
Prepaid expenses and other assets	$-	$2
Property, equipment and leasehold improvements, net	2,765	2,766
Intangible assets, net	-	-
Goodwill	-	-
Other assets	136	186
Assets of discontinued operations	$2,901	$2,954

Accounts payable and accrued expenses	$823	$985
Deferred gain on sale of assets	13,533	8,783
Long-term lease liabilities	-	28
Liabilities of discontinued operations	$14,356	$9,796

NOTE 17 – LITIGATION AND CLAIMS

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued if such disclosure is necessary for the Company’s financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there were no material matters that required an accrual as of June 30, 2021.

NOTE 18 – RELATED PARTY TRANSACTIONS

On July 1, 2021, the Company entered into a Membership Interest Purchase Agreement with Nicholas Kovacevich and Dallas Imbimbo, pursuant to which the Company acquired 100% of the outstanding membership interests in Halladay Holding, LLC from Mr. Kovacevich and Mr. Imbimbo. Halladay Holding, LLC is the owner of real property located at 3242 S. Halladay Street, Santa Ana, CA 92705, where the Company operates a cannabis dispensary and maintains its principal office space. Pursuant to the Purchase Agreement, as consideration for the Acquisition, the Company paid Mr. Kovacevich and Mr. Imbimbo an aggregate purchase price of $4.60 million in cash. The Company had an independent third-party perform a valuation of the Property prior to entering into the Purchase Agreement. Mr. Kovacevich is the Chairman of the Company’s Board of Directors and Mr. Imbimbo is a director of the Company. As such, the Acquisition is a related party transaction.

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

UNRIVALED BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – SUBSEQUENT EVENTS

On July 1, 2021, the Company completed the acquisition of UMBRLA. Pursuant to Articles of Merger filed by the Company with the Nevada Secretary of State, which became effective upon filing on July 1, 2021. UMBRLA became a wholly owned subsidiary of the Company. Following the acquisition, the Company changed its name from “Terra Tech Corp” to “Unrivaled Brands, Inc.” in connection with the name change, the ticker symbol for the Company’s common stock was officially changed from “TRTC” to “UNRV” effective as of the open of the market on July 8, 2021.

On July 1, 2021, the Company entered into an Independent Director Agreement and a Director Indemnification Agreement with each of Dallas Imbimbo and Eric Baum in connection with their appointment to the Board of Directors of the Company.

On July 13, 2021, the Company entered into a First Amendment to Stock Purchase Agreement with Sterling Harlan and Matthew Guild to amend the Stock Purchase Agreement among the Company and the Sellers, dated as of June 9, 2021 (the “SPA”), pursuant to which the Company will purchase from the Sellers all the issued and outstanding shares of common stock of Silverstreak Solutions, Inc. (“Silverstreak”), a cannabis delivery service based in Sacramento, CA. The Amendment provides that, among other things, 1) in consideration for the Shares, at the closing of the transactions contemplated by the SPA, the Company will pay the Sellers on a pro rata basis a total of $8.50 million (the “Purchase Price”). The Purchase Price is comprised of (i) $1.50 million in cash, (ii) a number of shares of restricted common stock, par value $0.001 per share, of the Company (the “Purchaser Shares”), equal to the quotient obtained by dividing (a) $2.50 million, by (b) the volume-weighted average price of the Purchaser Shares as reported through Bloomberg for the ten (10) consecutive trading days ending on the business day prior to the Closing, (iii) a $2.00 million unsecured promissory note with an interest rate of 3% and due six months after the Closing (the “Six-Month Note”), and (iv) a $2.50 million unsecured promissory note with an interest rate of 3% and due twelve months after the Closing (the “Twelve-Month Note”), and 2) the Company will pay all reasonable and documented out-of-pocket costs and expenses incurred by Silverstreak in connection with the preparation of the audited financial statements of Silverstreak for the fiscal year ended December 31, 2020 (the “Audit Costs”); provided, however, that the Sellers will reimburse the Company for all Audit Costs if the Closing does not occur under certain circumstances.

On July 27, 2021, the Company entered into a Note Termination and Exchange Agreement with Arthur Chan, pursuant to which the Company issued to Mr. Chan 4,548,006 shares of the Company’s common stock at a price of $0.23 per share as payment in full of the principal, interest and fees payable under the Secured Promissory Note issued by the Company to Mr. Chan on January 10, 2020 in the original principal amount of $1.00 million. As a result, the Secured Promissory Note is no longer outstanding. Contemporaneously with the execution of the Exchange Agreement, the Company issued to Mr. Chan a Promissory Note in the amount of $2.50 million. The New Note bears an interest rate of 8% and matures on July 26, 2024.

On August 10, 2021, the Company entered into a Stock Purchase Agreement with two individuals pursuant to which the Company sold all of the share of common stock of its wholly-owned subsidiary, 1815 Carnegie Santa Ana, Corp. (“1815 Carnegie”) to those individuals for aggregate consideration of $1,700,000. 1815 Carnegie holds a permit to operate a cannabis dispensary in the City of Santa Ana, CA. On August 12, 2021, the Company also entered into a Supply agreement with an affiliate of purchasers to obtain a right of first refusal to purchase cannabis bulk and distillate to be integrated into the Company cannabis goods and products, as well as a Retail Space Agreement with 1815 Carnegie, pursuant to which the Company will receive guaranteed placement of 15 SKUs at the cannabis dispensary. Each agreement has a term of three years.

On August 15, 2021, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with People’s California, LLC, a California limited liability company (“People’s California”) and People’s First Choice, LLC, a California limited liability company and wholly owned subsidiary of  People’s California (the “Target”), which operates cannabis dispensary operations. Upon the terms and subject to the satisfaction of the conditions described in the Purchase Agreement, the Company will acquire 100% of the outstanding equity of the Target in two separate closings (the “Acquisition”), with 80% of the equity of the Target transferred at the first closing and the remaining 20% of the equity transferred at the second closing.

At the first closing of the Acquisition, People’s California shall receive from the Company: (a) a cash payment of $24,000,000 less certain outstanding indebtedness and transaction expenses related to the Acquisition; (b) a secured note in an aggregate principal amount of $36,000,000 less certain indebtedness; and (c) 40,000,000 shares of Company common stock valued at $0.40 per share, subject to terms and conditions of a stockholder’s agreement by and between the Company and People’s California, which includes a one-year lockup of the shares. The first closing is currently intended to be October 1, 2021. The Purchase Agreement is subject to customary indemnification provisions.

On August 4, 2021, in connection with the Acquisition, People’s California issued senior secured indebtedness to the Company, pursuant to the terms of a certain Secured Promissory Note (the “Deposit Note”).  The Deposit Note provided for a one-time advance of $6,000,000 (the “Loan”) by the Company to People’s California at a flat rate of 3% per annum.  The Deposit Note matures on August 4, 2022.

The full principal balance and all outstanding but unpaid interest is due and payable at the maturity date of August 4, 2022; provided that, if the Company consummates the first closing, pursuant to the terms of the Purchase Agreement, then the principal amount of the Deposit Note, but not the accrued interest, shall be deemed repaid, satisfied, or otherwise applied to the cash consideration paid for the equity of the Target and the Deposit Note shall be deemed satisfied.

On August 7, 2021, the Company received a letter from Eaze Technologies, Inc. (“Eaze”), raising an unspecified breach of a certain agreement between the Company and Eaze. Eaze also alleges that a contract it has with People’s Direct, Inc. (“People’s”) will be breached if People’s and the Company proceed with the Acquisition described above. The Company understands that People’s received a substantially similar letter from Eaze on the same date.

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

Company Overview

Our corporate headquarters is located at 3242 S. Halladay St, Santa Ana, California 92705 and our telephone number is (888) 909-5564. Our website address is as follows: www.unrivaledbrands.com. No information available on or through our website shall be deemed to be incorporated into this Quarterly Report on Form 10-Q. Our common stock, par value $0.001 (the “Common Stock”), is quoted on the OTC Markets Group, Inc.’s OTCQX tier under the symbol “UNRV.”

Our Business

The Company is a retail, production, and cultivation company, with an emphasis on providing the highest quality of medical and adult use cannabis products. We currently have a concentrated cannabis interest in California. All of the Company’s cannabis dispensaries operate under the name Blüm. The Company’s cannabis dispensaries in California operate as Black Oak Gallery in Oakland and Blum San Leandro in San Leandro and offer a broad selection of medical and adult-use cannabis products including flowers, concentrates and edibles.

From the acquisition of UMBRLA, the Company has become a cannabis multi-state operator and the parent company of multiple cannabis lifestyle brands. The Company is home to Korova, a brand of high potency products across multiple product categories, currently available in California, Oregon, Arizona, and Oklahoma. Other Company brands include Cabana, a boutique cannabis flower brand, and Sticks, a mainstream value-driven cannabis brand, active in California and Oregon. The Company also added a dispensary in California which operates as The Spot in Santa Ana and licensed distribution facilities in Portland, Los Angeles, Orange, and Sonoma County. See Note 19 – Subsequent Events for further discussion on the acquisition of UMBRLA.

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

Employees

As June 30, 2021, we had 53 employees.

RESULTS OF OPERATIONS

The below table outlines the impact of reclassifying the operations of the Nevada Dispensaries, OneQor, and Edible Garden to discontinued operations:

Revenue & Gross Profit Breakdown
Continuing & Discontinued Operations	Three Months Ended June 30				Six Months Ended June 30
(in thousands)	2021	2020	Change	%	2021	2020	Change	%
Revenue
Continuing Operations	$6,262	$2,706	$3,556	131.4%	$11,375	$6,753	$4,622	68.4%
Discontinued Operations	-	699	(699)	-100.0%	-	3,275	(3,275)	-100.0%
Total Revenue	6,262	3,405	2,857	83.9%	11,375	10,028	1,347	13.4%

Cost of Goods Sold
Continuing Operations	3,924	1,458	(2,466)	-169.1%	6,604	3,181	(3,423)	-107.6%
Discontinued Operations	-	621	621	100.0%	-	2,661	2,661	100.0%
Total Cost of Goods Sold	3,924	2,079	(1,845)	-88.7%	6,604	5,842	(762)	-13.0%

Gross Profit $
Continuing Operations	$2,338	$1,248	$1,090	87.3%	$4,771	$3,572	$1,199	33.6%
Discontinued Operations	-	78	(78)	-100.0%	-	614	(614)	-100.0%
Total Gross Profit $	2,338	1,326	1,012	76.3%	4,771	4,186	585	14.0%

Gross Profit %
Continuing Operations	37.3%	46.1%	-8.8%		41.9%	52.9%	-11.0%
Discontinued Operations	--	11.2%	--		--	18.7%	--
Total Gross Profit %	37.3%	38.9%	-1.6%		41.9%	41.7%	0.2%

Comparison of the Three Months Ended June 30, 2021 and 2020

Revenues

For the three months ended June 30, 2021, the Company generated revenues of $6.26 million, compared to $2.71 million for the three months ended June 30, 2020, an increase of $3.55 million or 131.4 percent. The increase was primarily due to a $3.02 million increase in revenue from our cultivation and production operations and further lifted by a $1.21 million increase from our retail stores. These revenues were partially offset by a $0.70 million decrease stemming from winding down distribution operations.

Gross Profit

Our gross profit for the three months ended June 30, 2021 was $2.34 million, compared to a gross profit of $1.25 million for the three months ended June 30, 2020, an increase of $1.09 million or 87.3 percent.

Selling, General and Administrative Expenses and Other Operating Expenses

Selling, general and administrative expenses for the three months ended June 30, 2021 were $6.19 million, compared to $6.28 million for the three months ended June 30, 2020, a decrease of $0.09 million or 1.4 percent.

The decrease was largely due to Management’s ongoing expense reduction efforts contributing a decrease to salaries and wages expense of $0.88 million as well as a $0.33 decrease in professional services including but not limited to legal, accounting and technology. SG&A was also decreased by $0.82 million due to intangibles becoming fully amortized, decreases in depreciation and inventory absorption costs. The overall decrease was offset by (i) a $0.83 million increase in stock option expense and directors or employee stock compensation and (ii) a $0.36 million increase in insurance & licensing and permit fees.

Operating Income (Loss)

We realized an operating loss of $3.86 million for the three months ended June 30, 2021, compared to an operating loss of $10.03 million for the three months ended June 30, 2020, an improvement in loss of approximately $6.17 million or 61.6 percent.

Other Income (Expense)

Other expense for the three months ended June 30, 2021 was $1.06 million, compared to $0.54 million recognized in the three months ended June 30, 2020.

The increase of approximately $0.52 million, or 95.4 percent, was attributed to a $0.87 million reduction in income from unrealized loss on investments recognized in June 30, 2021 offset by a $0.64 million decrease in interest expense.

Discontinued Operations

We realized a net loss of $0.06 million for the three months ended June 30, 2021. This was an increase of $7.85 million over the three months ended June 30, 2020 primarily due to an impairment loss of goodwill and intangible of $6.32 million of OneQor.

Net Loss Attributable to Unrivaled Brands, Inc.

We incurred a net loss of $4.11 million, or $0.02 per share, for the three months ended June 30, 2021, an improvement of 77.4 percent compared to a net loss of $18.18 million, or $0.10 per share, for the three months ended June 30, 2020.

The improvement in net loss from continuing operations was mainly attributable to Management’s continued focus on cost efficiency within the corporate function; including but not limited to strategic reductions in headcount and the elimination of non-core assets. Furthermore, as our cultivation facilities progress in northern and southern California – the Company expects to further improvements through a comprehensive marketing campaign and by expanding the market share of our in-house brands.

Management plans to continue its efforts to lower operating expenses and increase revenue through strategic investments, improvements to our technology stack and furthering the education of potential clients. Due to the quasi-fixed nature of the company’s operating structure, Management expects that, as revenue increases, those expenses will significantly decrease as a percentage of revenue.

Because the Company is subject to various macro-economic trends and legislative outcomes which can materially impact the condition, financial performance and future performance in succeeding quarters, there can be no assurance that we will be able to increase our revenues to the degree Management expects. Deviations to expectations around these trends could cause actual results to differ materially from any forward-looking information expressed in this MD&A and the Company’s financial statements.

Comparison of the Six Months Ended June 30, 2021 and 2020

Revenues

For the six months ended June 30, 2021, the Company generated revenues of $11.38 million, compared to $6.76 million for the six months ended June 30, 2020, an increase of $4.62 million or 68.4 percent. The increase was primarily due to a $4.87 million increase in revenue from our cultivation and production operations and further lifted by a $0.49 million increase from our retail stores. These revenues were offset by a $0.74 million decrease due to winding down distribution operations.

Gross Profit

Our gross profit for the six months ended June 30, 2021 was $4.77 million, compared to a gross profit of $3.57 million for the six months ended June 30, 2020, an increase of $1.20 million or 33.6 percent.

Selling, General and Administrative Expenses and Other Operating Expenses

Selling, general and administrative expenses for the six months ended June 30, 2021 were $20.33 million, compared to $14.82 million for the six months ended June 30, 2020, an increase of $5.51 million or 37.1 percent. The increase was due to severance expenses paid out in the first quarter of 2021 of $9.0 million.

Excluding this extraordinary event, Management’s ongoing expense reduction initiative contributed to a decrease of $3.49 million predominately from salaries & wages and other efforts. Similarly, there was a $0.79 million decrease in professional services including but not limited to legal, accounting and technology and SG&A expenses were further decreased by $1.79 million due to intangibles becoming fully amortized, decreases in depreciation and bolstered inventory controls.

The overall decrease was offset by (i) a $0.19 million increase in stock option expense and directors or employee stock compensation, (ii) a $0.35 million increase in insurance & licensing and permit fees, (iii) a $0.28 million increase in operating costs incurred primarily by corporate office including but not limited to; rent, leases and enterprise infrastructure costs.

Operating Income (Loss)

We realized an operating loss of $15.56 million for the six months ended June 30, 2021, compared to an operating loss of $21.33 million for the six months ended June 30, 2020, an improvement in loss of approximately $5.77 million or 27.1 percent.

Other Income (Expense)

Other expense for the six months ended June 30, 2021 was $1.07 million, compared to $1.38 million recognized in the six months ended June 30, 2020. The variance was primarily attributable to the adoption of ASU 2020-06 which was implemented as of January 1, 2021.

Discontinued Operations

We recognized a loss from discontinued operations of $0.04 million for the six months ended June 30, 2021. This was an improvement of $13.1 million over the six months ended June 30, 2020 where the Company recorded a loss of $13.14 million.

Net Loss Attributable to Unrivaled Brands, Inc.

We incurred a net loss of $16.18 million, or $0.07 per share, for the six months ended June 30, 2021, an improvement of 54.4 percent compared to a net loss of $35.51 million, or $0.20 per share, for the six months ended June 30, 2020.

The improvement in net loss was mainly attributable to Management’s continued focus on cost efficiency within the corporate function; including but not limited to strategic reductions in headcount and the elimination of non-core assets. Furthermore, as our cultivation facilities progress in northern and southern California – the Company expects further improvements through a comprehensive marketing campaign and by expanding the market share of our in-house brands.

Management plans to continue its efforts to lower operating expenses and increase revenue through strategic investments, improvements to our technology stack and furthering the education of potential clients. Due to the quasi-fixed nature of the company’s operating structure, Management expects that, as revenue increases, those expenses will significantly decrease as a percentage of revenue.

Because the Company is subject to various macro-economic trends and legislative outcomes which can materially impact the condition, financial performance and future performance in succeeding quarters, there can be no assurance that we will be able to increase our revenues to the degree Management expects. Deviations to expectations around these trends could cause actual results to differ materially from any forward-looking information expressed in this MD&A and the Company’s financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

We incurred net losses for the three months and six months ended June 30, 2021 and 2020 and have an accumulated deficit of approximately $234.93 million and $219.80 million at June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021, we had working capital of $9.43 million, including $40.28 million of cash compared to working capital of $11.18 million, including $0.95 million of cash, as of December 31, 2020. Current assets were approximately 1.26 times current liabilities as of June 30, 2021, compared to approximately 1.42 times current liabilities as of December 31, 2020.

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

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the end of 2021. However, we continue to evaluate various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. In March 2018 we entered into a $40.0 million 2018 Master Security Purchase Agreement with an accredited investor. As of June 30, 2021, the Company has received $37.4 million under this agreement. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations, or if we are able to raise capital, that it will be available to us on acceptable terms, on an acceptable schedule, or at all.

Operating Activities

Cash used in operating activities for the six months ended June 30, 2021 was $6.43 million, compared to $8.16 million for the six months ended June 30, 2020, a decrease of $1.73 million, or approximately 21.2 percent. The decrease in cash used in operating activities was due to primarily to a $8.23 million decrease in cash used for discontinued operations. The remaining decrease was due to normal fluctuations in the timing of operating receipts and payments.

Investing Activities

Cash provided by investing activities for the six months ended June 30, 2021 was $43.52 million, compared to cash provided by investing activities of $5.43 million for the six months ended June 30, 2020, an increase of $38.08 million, or 700.9 percent. The increase in cash provided by investing activities was primarily due to proceeds from the sale of our Hydrofarm investment. The remaining increase was due to receipt of $4.75 million in partial proceeds from pending sales of two Nevada dispensaries.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2021 was $2.31 million, compared to $2.25 million for the six months ended June 30, 2020, an increase of $0.06 million, or 2.76 percent. The increase in cash provided by financing activities for the six months ended June 30, 2021 was primarily due to $3.50 million of additional proceeds from the issuance of debt, offset by $1.16 million cash outflows for debt principal and financing fees, $0.25 million of lower proceeds from the issuance of common stock, and a $0.80 million decrease in cash contributions received from Nuleaf joint owners with a non-controlling interest.

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

On a non-GAAP basis, the Company recorded a non-GAAP loss of $1.12 million for the three months ended June 30, 2021, compared to a non-GAAP loss in the amount of $11.49 million for the three months ended June 30, 2020. For the six months ended June 30, 2021, the Company recorded a $2.40 million loss compared to a $20.16 million loss for the six months ended June 30, 2020. The details of those expenses and non-GAAP reconciliation of these non-cash items are set forth below:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

Net loss attributable to Unrivaled Brands Inc. - Continuing Operations	$(4,105)	$(18,182)	$(16,183)	$(35,512)
Non-GAAP adjustments
Amortization of intangible assets	184	-	376	761
Depreciation expense	928	956	1,877	1,913
Stock based compensation	800	284	1,198	1,244
Impairment of assets	-	4,998	-	10,118
Interest expense	204	454	604	1,356
Severance expense for Series A share repurchases	-	-	8,990	-
Loss (Gain) on sale of investments	874	-	(5,337)	-
Gain on sale of assets	-	-	-	(35)
Gain for debt forgiveness	-	-	(86)	-
Loss on extinguishment of debt	-	-	6,161	-

Non-GAAP loss	$(1,115)	$(11,490)	$(2,400)	$(20,155)

The following table sets forth the computation of basic and diluted loss per share on a non-GAAP basis:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

Non-GAAP net income (loss)	$(1,115)	$(11,490)	$(2,400)	$(20,155)

Denominator
Weighted average common shares - Basic	258,897,777	186,068,175	248,066,926	174,781,579
Weighted average common shares - Diluted	258,897,777	186,068,175	248,066,926	174,781,579

Non-GAAP earnings (loss) per common share:
Non-GAAP earnings (loss) - Basic	$(0.00)	$(0.06)	$(0.01)	$(0.12)
Non-GAAP earnings (loss) - Diluted	$(0.00)	$(0.06)	$(0.01)	$(0.12)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

(not required for a smaller reporting company)

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2021. Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of June 30, 2021.

We regularly assess the adequacy of our internal controls over financial reporting and enhance our controls in response to internal control assessments and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description

2.1	Agreement and Plan of Merger dated February 9, 2012, by and among the Company, a Nevada corporation, TT Acquisitions, Inc., a Nevada corporation, and GrowOp Technology Ltd., a Nevada corporation (1)

2.2	Articles of Merger (1)

2.3	Share Exchange Agreement, dated April 24, 2013, by and among the Company, a Nevada corporation, Edible Garden Corp., a Nevada corporation, and the holders of common stock of Edible Garden Corp. (2)

2.4

Agreement and Plan of Merger, dated December 23, 2015, by and among the Company, a Nevada corporation, Generic Merger Sub, Inc., a California corporation, and Black Oak Gallery, a California corporation (3)

2.5

First Amendment to Agreement and Plan of Merger, dated February 29, 2016, by and among the Company, a Nevada corporation, Generic Merger Sub, Inc., a California corporation, and Black Oak Gallery, a California corporation (3)

2.6	Form of Agreement of Merger, dated March 31, 2016, by and among Generic Merger Sub, Inc., a California corporation and Black Oak Gallery, a California corporation (3)

2.7	Agreement and Plan of Merger, dated March 2, 2021 (15)***

2.8	Membership Interest Purchase Agreement, dated as of July 1, 2021, by and among the Company and Nicholas Kovacevich and Dallas Imbimbo (5)***

2.9	Name Change Agreement and Plan of Merger, dated as of June 30, 2021, by and between the Company and Unrivaled Brands, Inc. (5)

3.1	Articles of Incorporation dated July 22, 2008 (4)

3.2	Certificate of Amendment dated July 8, 2011 (6)

3.3	Certificate of Change dated July 8, 2011 (6)

3.4	Certificate of Amendment dated January 27, 2012 (1)

3.5	Form of Amended and Restated Articles of Incorporation of Black Oak Gallery, a California corporation (3)

3.6	Certificate of Amendment to Articles of Incorporation, Dated September 26, 2016 (8)

3.7	Articles of Merger, filed with the Nevada Secretary of State on July 1, 2021 (5)

3.8	Name Change Articles of Merger, filed with the Nevada Secretary of State on July 7, 2021 (5)

3.9	Second Amended and Restated Bylaws (7)

4.1	Form of Amendment No. 2 to 7.5% Senior Convertible Promissory Note, dated January 11, 2021 (12)

4.2	Form of Amendment No. 3 to 7.5% Senior Convertible Promissory Note (13)

4.3	Form of Amendment No. 1 to 7.5% Senior Convertible Promissory Note (13)

4.4	Form of Common Stock Purchase Warrant (13)

4.5	Form of 3.0% Senior Convertible Promissory Note (13)

4.6	Form of Common Stock Purchase Warrant (“A Warrant”) (13)

4.7	Form of Common Stock Purchase Warrant (“B Warrant”) (13)

4.8	Form of Straight Promissory Note (“6-Month Note”) (13)

4.9	Form of Straight Promissory Note (“12-Month Note”) (13)

4.10	Common Stock Purchase Warrant (16)

10.1	Independent Director Agreement between the Company and Tiffany Davis, dated April 6, 2021 (17)♦

10.2	Director Indemnification Agreement between the Company and Tiffany Davis, dated April 6, 2021 (17)♦

10.3	Stock Option Agreement between the Company and Tiffany Davis, dated April 6, 2021 (17)♦

10.4	Separation Agreement between the Company and Steven J. Ross, dated April 13, 2021 (18)♦

10.5	Stock Purchase Agreement between the Company and Sterling Harlan and Matthew Guild, dated June 9, 2021 (9)

10.6	First Amendment to Stock Purchase Agreement between the Company and Sterling Harlan and Matthew Guild, dated July 13, 2021 (10)

10.7	Form of Six-Month Note (9)

10.8	Form of Twelve-Month Note (9)

10.9	Employment Agreement between the Company and Francis Knuettel II, dated June 7, 2021 (9)♦

10.10	Amendment to Amended and Restated Executive Employment Agreement between the Company and Francis Knuettel II, dated July 27, 2021 (7)♦

10.11	Employment Agreement between the Company and Uri Kenig, dated June 7, 2021 (9)♦

10.12	Employment Agreement between the Company and Jeffrey Batliner, dated June 7, 2021 (9)♦

10.13	Independent Director Agreement, dated as of July 1, 2021, by and between the Company and Dallas Imbimbo (5)♦

10.14	Independent Director Agreement, dated as of July 1, 2021, by and between the Company and Eric Baum (5)♦

10.15	Director Indemnification Agreement, dated as of July 1, 2021, by and between the Company and Dallas Imbimbo (5)♦

10.16	Director Indemnification Agreement, dated as of July 1, 2021, by and between the Company and Eric Baum (5)♦

10.17	Form of Securities Purchase Agreement (11)

10.18	Note Termination and Exchange Agreement between the Company and Arthur Chan, dated July 27, 2021 (7)

10.19	Promissory Note issued by the Company in favor of Arthur Chan, dated July 27, 2021 (7)

10.20	Executive Employment Agreement between the Company and Oren Schauble, dated July 27, 2021 (7)♦

10.21	Indemnification Agreement between the Company and Oren Schauble, dated July 27, 2021 (7)♦

10.22	2019 Equity Incentive Plan of UMBRLA, Inc. *

10.23	Amendment to 2019 Equity Incentive Plan of UMBRLA, Inc., dated March 1, 2020 *

10.24	Amendment to 2019 Equity Incentive Plan of UMBRLA, Inc., dated October 22, 2020 *

31.1	Certification of Francis Knuettel II, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Jeffrey Batliner, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Francis Knuettel II, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. **

32.2	Certification of Jeffrey Batliner, Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. **

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flow, (iv) Consolidated Statements of Stockholders Equity, and (v) Notes to Unaudited Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

_______________

*	Filed herewith
**	Furnished herewith
***

Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

♦	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on February 10, 2012
(2)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on May 6, 2013.
(3)	Incorporated by reference to Annual Report on Form 10-K filed with the SEC on March 29, 2016
(4)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-156421), filed with the SEC on December 23, 2008.
(5)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on July 8, 2021.
(6)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-191954), filed with the SEC on October 28, 2013.
(7)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on August 2, 2021.
(8)	Incorporated by reference to Annual Report on Form 10-K filed with the SEC on March 16, 2018.
(9)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on June 10, 2021.
(10)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on July 19, 2021.
(11)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on June 14, 2021.
(12)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on January 13, 2021.
(13)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on January 25, 2021.
(14)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on February 4, 2021.
(15)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on March 3, 2021.
(16)	Incorporated by reference to Annual Report on Form 10-K filed with the SEC on March 30, 2021.
(17)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on April 9, 2021.
(18)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on April 13, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNRIVALED BRANDS, INC.

Date: August 16, 2021	By:	/s/ Jeffrey Batliner
Jeffrey Batliner
Chief Financial Officer

