Form 10-Q
period 2021-09-30
Unrivaled Brands, Inc.
filed 2021-11-15
CIK 1451512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________

Commission File Number: 000-54258

UNRIVALED BRANDS, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	26-3062661
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3242 S. Halladay Street Santa Ana, California	92705
(Address of Principal Executive Offices)	(Zip Code)

(888) 909-5564

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	UNRV	OTCQX

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

As of November 10, 2021, there were 445,293,039 shares of common stock issued and 447,601,447 shares outstanding, 86,413,070 shares of common stock issuable upon the exercise of all our outstanding warrants and 8,484,181 shares of common stock issuable upon the exercise of all vested options.

UNRIVALED BRANDS, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

UNRIVALED BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares)

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS

Current Assets:
Cash	$15,238	$888
Accounts receivable, net	8,433	835
Short term investments	-	34,045
Inventory	15,865	1,602
Prepaid expenses and other assets	3,260	234
Notes Receivables	750	-
Current assets of discontinued operations	-	2

Total current assets	43,546	37,606

Property, equipment and leasehold improvements, net	40,848	32,480
Intangible assets, net	135,752	7,714
Goodwill	23,575	6,171
Other assets	15,054	13,040
Investments	437	330
Assets of discontinued operations	109	2,953

TOTAL ASSETS	$259,321	$100,294

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable and accrued expenses	$24,428	$8,622
Deferred Gain on Sale of Assets	139	-
Short-term debt	8,648	8,033
Current liabilities of discontinued operations	8,632	9,768

Total current liabilities	41,847	26,423

Long-term liabilities:
Long-term debt, net of discounts	13,545	6,632
Long-term lease liabilities	8,065	8,082
Long-term liabilities of discontinued operations	-	28
Total long-term liabilities	21,610	14,741

Total liabilities	63,457	41,164

STOCKHOLDERS’ EQUITY:
Common stock, par value 0.001:	460	218

990,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 432,886,195 shares issued and 430,557,787 shares outstanding as of September 30, 2021; 196,512,867 shares issued and 194,204,459 shares outstanding as of December 31, 2020.

Additional paid-in capital	373,878	275,060
Treasury Stock (2,308,408 shares of common stock, 4 shares of Preferred Stock Convertible Series A)	(808)	(808)
Accumulated deficit	(240,274)	(219,803)

Total Unrivaled Brands, Inc. Stockholders’ Equity	133,256	54,667
Non-controlling interest	62,608	4,463

Total stockholders’ equity	195,864	59,130

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$259,321	$100,294

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UNRIVALED BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except for shares and per-share information)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Total revenues	$23,434	$3,053	$34,809	$9,806
Cost of goods sold	21,146	1,615	27,750	4,796

Gross profit	2,288	1,438	7,059	5,010

Selling, general and administrative expenses	13,516	5,588	33,841	20,409
Impairment of assets	-	9,792	-	19,910
(Gain) / Loss on sale of assets	-	-	6	(35)

Loss from operations	(11,227)	(13,943)	(26,788)	(35,273)

Other income (expense):
(Gain) / Loss on Extinguishment of Debt	185	-	(5,976)	-
Interest expense, net	(740)	(529)	(1,344)	(1,885)
Other income/loss	5	372	367	349
Gain (loss) on investments	-	-	5,337	-

Total other income (expense)	(550)	(157)	(1,616)	(1,536)

Income (Loss) from continuing operations	11,777	(14,100)	(28,404)	(36,809)
Income (Loss) from discontinued operations, net of tax	6,312	(4,199)	6,270	(17,342)

NET INCOME (LOSS)	5,465	(18,299)	(22,134)	(54,151)

Less: Income (Loss) attributable to non-controlling interest from continuing operations	(118)	(138)	(604)	(479)
Less: Income (Loss) attributable to non-controlling interest from discontinued operations	-	-	-	-

NET LOSS ATTRIBUTABLE TO UNRIVALED BRANDS, INC.	$(5,347)	$(18,161)	$(21,530)	$(53,672)

Income / ( Loss) from continuing operations per common share attributable to Unrivaled Brands, Inc. common stockholders – basic and diluted	$0.03	$(0.07)	$(0.09)	$(0.20)
Net Loss per common share attributable to Unrivaled Brands, Inc. common stockholders – basic and diluted	$0.01	$(0.09)	$(0.07)	$(0.29)

Weighted-average number of common shares outstanding – basic and diluted	457,745,655	206,828,614	317,491,979	186,295,127

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UNRIVALED BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(22,134)	$(54,151)
Less: Net Income (loss) from discontinued operations	6,270	(17,342)
Net loss from continuing operations	(28,404)	(36,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	-	650
Gain from debt forgiveness	(86)	-
(Gain) loss on sale of assets	6	(35)
Amortization of debt discount	-	845
Depreciation and amortization	4,480	5,062
Operating lease expense	633	680
Stock based compensation	2,884	1,672
Impairment loss	-	19,910
Gain on sale of investments	(5,337)	-
Non-cash portion of severance expense	7,990	-
Loss (gain) on extinguishment of debt	5,976	-
Non cash interest expense	30	-
Change in operating assets and liabilities:
Accounts receivable	(1,766)	292
Inventory	3,100	(518)
Prepaid expenses and other current assets	(1,392)	218
Other assets	338	(1,024)
Accounts payable and accrued expenses	(3,798)	1,567
Operating lease liabilities	(45)	(380)
Net cash provided by / (used in) operating activities - continuing operations	(15,391)	(7,870)
Net cash provided by / (used in) operating activities - discontinued operations	(925)	(5,020)
NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES	(16,316)	(12,890)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(6,442)	(46)
Purchase of equity investment	-	243
Proceeds from sale of investments	39,382	-
Cash outflow for loans	-	(250)
Cash paid for acquisitions	(15,000)	-
Cash from acquisitions	2,258	57
Proceeds from sales of assets	72	35
Net cash provided by / (used in) investing activities - continuing operations	20,271	39
Net cash provided by / (used in) investing activities - discontinued operations	8,350	11,189
NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES	28,621	11,228

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	6,000	2,954
Payments of debt principal	(3,778)	(430)
Cash paid for debt discount	-	(8)
Proceeds from issuance of common stock	-	250
Cash contribution from non-controlling interest	-	152
Cash paid for debt issuance cost	(178)	-
Cash distribution to non-controlling interest	-	(145)
Purchase of treasury stock	-	-
Net cash provided by / (used in) financing activities - continuing operations	2,044	2,773
Net cash provided by / (used in) financing activities - discontinued operations	-	-
NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	2,044	2,773

NET CHANGE IN CASH	14,350	1,112

Cash at beginning of period	888	1,226

CASH AT END OF PERIOD	$15,238	$2,338

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$705	$892

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt principal and accrued interest converted into common stock	$5,056	$2,252
Stock Issued for the acquisition of OneQor	$-	$9,305
Stock options exercised on a net share basis	$3	$-
Stock, stock options and warrants issued for the acquisition of UMBRLA	$79,032	$-
Assumption of Halladay mortgage	$2,986	$-
Promissory note issued for severance	$2,100	$-
Fixed assets in accounts payable	$100	$792
Non-cash contribution from non-controlling interest	$-	$702
Net assets acquired from acquisitions of Umbrla and People's	$153,571	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UNRIVALED BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)
(in thousands, except for shares)
	Preferred Stock
	Convertible				Additional				Non-
	Series A		Common Stock		Paid-In	Treasury Stock		Accumulated	Controlling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Total
Balance at June 30, 2021	-	$-	234,237,000	$258	$291,026	2,308,420	$(808)	$(234,927)	$3,977	$59,526
Stock compensation - employees	-	-	-	-	-	-	-	-	-	-
Stock compensation - directors	-	-	124,998	0	32	-	-	-	-	32
Stock compensation - services expense	-	-	3,234,428	3	870	-	-	-	-	874
Stock option exercise	-	-	1,434,608	1	(1)	-	-	-	-	(0)
Debt conversion - common stock	-	-	4,548,006	5	1,041	-	-	-	-	1,046
Stock issued for Umbrla acquisition	-	-	191,772,781	192	80,130	-	-	-	-	80,322
Stock option expense	-	-	-	-	780	-	-	-	-	780
Net assets attributable to non-controlling interest	-	-	-	-	-	-	-	-	58,749	58,749
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	-	(118)	(118)
Net loss attributable to Unrivaled Brands, Inc.	-	-	-	-	-	-	-	(5,347)	-	(5,347)
Balance at September 30, 2021	-	$-	435,351,821	$460	$373,878	2,308,420	$(808)	$(240,274)	$62,608	$195,864

	Preferred Stock
	Convertible				Additional				Non-
	Series A		Common Stock		Paid-In	Treasury Stock		Accumulated	Controlling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Total
Balance at December 31, 2020	8	$-	194,204,459	$218	$275,060	2,308,412	$(808)	$(219,803)	$4,463	$59,130
Adoption of ASU 2020-06	-	-	-	-	(1,071)		-	1,059	-	(12)
Debt conversion - common stock	-	-	24,939,780	25	5,031		-	-	-	5,056
Warrants issued to Dominion	-	-	-	-	5,978	-	-	-	-	5,978
Stock compensation - employees	-	-	250,000	1	67		-	-	-	68
Stock compensation - directors	-	-	1,010,157	1	245	-	-	-	-	246
Stock compensation - services expense	-	-	3,557,375	4	903	-	-	-	-	907
Stock option exercises	-	-	3,131,555	3	(1)	-	-	-	-	2
Acquisition of A shares	(8)	-	16,485,714	16	5,873	8	(0)	-	-	5,889
Stock option expense	-	-	-	-	1,664		-	-	-	1,664
Stock issued for Umbrla Acquisition	-	-	191,772,781	192	80,130	-	-	-	-	80,322
Net assets attributable to non-controlling interest	-	-	-	-	-	-	-	-	58,749	58,749
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	-	(604)	(604)
Net loss attributable to Unrivaled Brands, Inc.	-	-	-	-	-	-	-	(21,530)	-	(21,530)
Balance at September 30, 2021	-	$-	435,351,821	$460	$373,878	2,308,420	$(808)	$(240,274)	$62,607	$195,864

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UNRIVALED BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020
(UNAUDITED)
(in thousands, except for shares)

	Preferred Stock				Additional				Non-
	Convertible Series A		Common Stock		Paid-In	Treasury Stock		Accumulated	Controlling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Total
Balance at June 30, 2020	8	$-	204,777,168	$207	$273,526	2,308,412	$(808)	$(225,198)	$4,923	$52,651
Debt conversion - common stock	-	-	5,627,487	6	417	-	-	-	-	423
Stock compensation - employees	-	-	-	-	-	-	-	-	-	-
Stock compensation - directors	-	-	1,082,700	1	118	-	-	-	-	119
Stock compensation - services expense	-	-	84,615	0	11	-	-	-	-	11
Stock option expense	-	-	-	-	298	-	-	-	-	298
Net contribution from non-controlling interest	-	-	-	-	-	-	-	-	(48)	(48)
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	-	(138)	(138)
Net loss attributable to Unrivaled Brands, Inc.	-	-	-	-	-	-	-	(18,161)	-	(18,161)
Balance at September 30, 2020	8	$-	211,571,970	$214	$274,370	2,308,412	$(808)	$(243,358)	$4,738	$35,156

	Preferred Stock				Additional				Non-
	Convertible Series A		Common Stock		Paid-In	Treasury Stock		Accumulated	Controlling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Total
Balance at December 31, 2019	8	$-	118,004,978	$120	$260,516	2,308,412	$(808)	$(189,686)	$5,184	$75,327
Debt conversion - common stock	-	-	27,694,543	28	2,224					2,252
Stock compensation - employees	-	-	3,179,544	3	431					434
Stock compensation - directors	-	-	909,090	1	18					19
Stock compensation - services expense	-	-	1,159,615	1	151					152
Stock issued for cash	-	-	2,470,173	2	248					250
Stock issued for OneQor acquisition	-	-	58,154,027	58	9,246					9,304
Stock option expense	-	-			1,536					1,536
Net contribution from non-controlling interest	-	-	-	-	-	-	-	-	33	33
Net income attributable to non-controlling interest	-	-		-	-			-	(479)	(479)
Net loss attributable to Unrivaled Brands, Inc.	-	-		-	-			(53,672)	-	(53,672)
Balance at September 30, 2020	8	$-	211,571,970	$214	$274,370	2,308,412	$(808)	$(243,358)	$4,738	$35,156

The accompanying notes are an integral part of the unaudited consolidated financial statements

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

Unrivaled is a holding company with the following subsidiaries:

•	620 Dyer LLC, a California corporation (“Dyer”)
•	1815 Carnegie LLC, a California limited liability company (“Carnegie”)
•	Black Oak Gallery, a California corporation (“Black Oak”)
•	Blüm San Leandro, a California corporation (“Blüm San Leandro”)
•	MediFarm, LLC, a Nevada limited liability company (“MediFarm”)
•	MediFarm I, LLC, a Nevada limited liability company (“MediFarm I”)
•	121 North Fourth Street, LLC, a Nevada limited liability company ("121 North Fourth")
•	OneQor Technologies, Inc., a Delaware corporation ("OneQor")
•	Umbrla, Inc., a Nevada corporation ("Umbrla")
•	Halladay Holding, LLC (“Halladay”)

The Company is a multi-state operator (MSO) with retail, production, distribution, and cultivation operations, with an emphasis on providing the highest quality of medical and adult use cannabis products. From the acquisition of UMBRLA, the Company has multiple cannabis lifestyle brands. The Company is home to Korova, a brand of high potency products across multiple product categories, currently available in California, Oregon, Arizona, and Oklahoma. Other Company brands include Cabana, a boutique cannabis flower brand, and Sticks, a mainstream value-driven cannabis brand, active in California and Oregon. With the Management Services Agreement and pending acquisition of People’s First Choice, the Company operates the premier cannabis dispensary in Orange County California. The Company also owns dispensaries in California which operate as The Spot in Santa Ana and Blum in Oakland and San Leandro. The Company also has licensed distribution facilities in Portland, Los Angeles, and Sonoma County.

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

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2021 and December 31, 2020, and the consolidated results of operations and cash flows for the quarters ended September 30, 2021 and 2020 have been included. These interim unaudited condensed consolidated financial statements do not include all disclosures required by GAAP for complete financial statements and, therefore, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2020. The December 31, 2020 balances reported herein are derived from the audited consolidated financial statements for the year ended December 31, 2020. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. The risks and uncertainties on the future of our business due to COVID-19 and regulatory uncertainty, combined with the fact that we have historically lost money, have in the past, raised substantial doubt as to our ability to continue as a going concern. However, management believes that the acquisition of UMBRLA and consolidation of People’s, management’s on-going efforts to trim costs and management’s recent efforts to boost sales will lead to cash sustainability. Therefore, management believes that there is no material uncertainty as to the Company’s ability to continue as a going concern. See Note 6 – Investments in Unconsolidated Affiliates for more details about the Hydrofarm investment.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not affect net loss, revenues or stockholders’ equity. See Note 17 – Discontinued Operations for further discussion regarding discontinued operations.

Trade and Other Receivables

The Company extends noninterest bearing trade credit to its customers in the ordinary course of business which is not collateralized. Accounts receivable are shown on the face of the consolidated balance sheets, net of an allowance for doubtful accounts. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends, in determining the allowance for doubtful accounts. The Company does not accrue interest receivable on past due accounts receivable. The allowance for doubtful accounts was zero as of September 30, 2021 and December 31, 2020.

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

Expenditures for major renewals and improvements are capitalized, while minor replacements, maintenance and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. The Company continually monitors events and changes in circumstances that could indicate that the carrying balances of its property, equipment and leasehold improvements may not be recoverable in accordance with the provisions of ASC 360, “Property, Plant, and Equipment.” When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. See Note 8, “Property, Equipment and Leasehold Improvements, Net” for further information.

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

Customer relationships	3 to 5 Years
Trademark and patent	2 to 8 Years
Dispensary licenses	14 Years

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

Intangible assets that have indefinite useful lives (e.g. Trade Names) are tested annually for impairment and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount of the asset group exceeds its fair value.

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

The following table presents the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of September 30, 2021 and December 31, 2020:

	September 30, 2021
Investments:	Amount	Level 1	Level 2	Level 3
Option to acquire Edible Garden Inc	330	-	-	330
Total	$330	$-	$-	$330

	December 31, 2020
Investments:	Amount	Level 1	Level 2	Level 3
Warrants to acquire shares of HydroFarm	$10,195	$-	$10,195	$-
Shares in HydroFarm	23,850	-	23,850	-
Option to acquire Edible Garden Inc	330	-	-	330
Total	$34,375	$-	$34,045	$330

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

Disaggregation of Revenue

The table below shows the revenue break between California, Nevada and Oregon and Nevada operations for the nine months ended September 30, 2021 and 2020:

	(in thousands)
	2021	2020
California	$21,640	$6,138
Nevada	9,829	3,668
Oregon	3,340	-
Total	$34,809	$9,806

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

Advertising Expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.” Advertising expenses recognized totaled $0.42 million and $0.21 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”. The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. At September 30, 2021 and 2020, such net operating losses were offset entirely by a valuation allowance.

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

Loss Per Common Share

In accordance with the provisions of ASC 260, “Earnings Per Share”, net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the three and nine months ended September 30, 2021 and 2020. Therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for both years.

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	Nine Months Ended September 30,
	2021	2020

Common stock warrants	85,336,515	1,088,278
Common stock options	99,504,369	16,259,670

	184,840,884	17,347,948

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

	As Reported December 31, 2020	Cumulative Effect Adjustment	As Reported January 1, 2021
Additional Paid-In Capital	$275,060	1,071	$276,131
Accumulated Deficit	219,803	(1,059)	218,744
Debt Discount	50	(12)	38

NOTE 3 – CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in several financial institutions that are insured by either the Federal Deposit Insurance Corporation or the National Credit Union Association up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations, and it maintains significant cash on hand at certain of its locations. The Company has not historically experienced any material loss from carrying cash on hand. The amount in excess of insured limitations was at $12.91 million as of September 30, 2021 and was approximately $0.06 million as of December 31, 2020.

The Company provides credit in the normal course of business to customers located throughout the U.S. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. There were no customers that comprised more than 10.0% of the Company’s revenue for the three and nine months ended September 30, 2021 and 2020.

The Company sources cannabis products for retail, cultivation and production from various vendors. However, as a result of regulations in the State of California, the Company’s California retail, cultivation and production operations must use vendors licensed by the State. As a result, the Company is dependent upon the licensed vendors in California to supply products. If the Company is unable to enter into a relationship with sufficient members of properly licensed vendors, the Company’s sales may be impacted. During the three and nine months ended September 30, 2021, we did not have any concentration of vendors for inventory purchases. However, this may change depending on the number of vendors who receive appropriate licenses to operate in the State of California.

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

During the nine months ended September 30, 2021, revenue and net loss attributed to NuLeaf was $9.83 and $0.45 million, respectively. The aggregate carrying values of Sparks Cultivation, LLC and NuLeaf Reno Production, LLC assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows:

	(in thousands)
	September 30,	December 31,
	2021	2020
Current assets:
Cash	$1,127	$671
Accounts receivable, net	1,174	483
Inventory	1,761	3,118
Prepaid expenses and other current assets	78	21
Total current assets	4,140	4,293

Property, equipment and leasehold improvements, net	5,696	7,442
Other assets	321	395

TOTAL ASSETS	$10,157	$12,130

Liabilities:
Total current liabilities	$366	$396
Total long-term liabilities	216	307

TOTAL LIABILITIES	$582	$703

NOTE 5 – BUSINESS COMBINATIONS

Umbrla, Inc.

On July 1, 2021, the Company completed the acquisition of Umbrla, Inc. Pursuant to Articles of Merger filed by the Company with the Nevada Secretary of State, which became effective upon filing on July 1, 2021. UMBRLA became a wholly owned subsidiary of the Company. The acquisition of Umbrla was accounted for in accordance with ASC 805-10, “Business Combinations.” The preliminary allocation of the purchase price was based upon a preliminary valuation, and the Company’s estimates and assumptions of the assets acquired and liabilities assumed were subject to change within the measurement period pending the finalization of a third-party valuation. The multi-period excess earnings method, an income approach, was utilized to estimate the fair value of UMBRLA customer relationships. The relief-from-royalty method, an income approach, was utilized to estimate the fair value of UMBRLA trade name.

Consideration for the merger consisted of 191,772,781shares of common stock issued on the acquisition date, 23,424,674 shares of common stock reserved for issuance in one year, and the assumption of all of UMBRLA’s stock options and warrants outstanding as of July 1, 2021. The fair value of the components of the purchase price is summarized below (in thousands):

Purchase Price (in thousands):

Stock	$52,929
Liability for holdback shares	6,465
Stock options assumed	9,695
Warrants assumed	10,733
Total consideration	$79,822

The preliminary allocation of the purchase price was based upon a preliminary valuation, and the Company’s estimates and assumptions of the assets acquired and liabilities assumed were subject to change within the measurement period pending finalization of a third-party valuation. The relief-from-royalty method, an income approach, was utilized to estimate the fair value of Umbrla’s trade name. The multi-period excess earnings method was utilized to estimate the fair value of Umbrla’s licenses. The following table summarizes the preliminary allocation of the purchase price (in thousands):

(in thousands)
Assets acquired
Cash	$1,290
Accounts receivable	5,831
Inventory	16,702
Prepaid & other current assets	1,543
Fixed assets	1,450
Notes receivable	750
Other long-term assets	3
Right-of-use asset	460
Trade name	28,980
Licenses	32,950
Goodwill	11,881
Total assets acquired	$101,840

Liabilities assumed
Accounts payable/accrued expenses	$15,350
Short-term lease liability	379
Long-term lease liability	80
Short-term debt	4,796
Long-term debt	624
Deferred income	288
Contingent liabilities	500
Total liabilities assumed	$22,017

During the three months ended September 30, 2021, the Company recognized $15.9 million of revenue and a net loss of $2.0 million from UMBRLA. In the view of management, goodwill reflects the future cash flow expectations for UMBLRA market position in the cannabis industry, synergies and the assembled workforce. Goodwill recorded for the UMBRLA transaction is non-deductible for tax purposes.

People’s California

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

On August 4, 2021, in connection with the Acquisition, People’s California issued senior secured indebtedness to the Company, pursuant to the terms of a certain Secured Promissory Note (the “Deposit Note”). The Deposit Note provided for a one-time advance of $6.00 million (the “Loan”) by the Company to People’s California at a flat rate of 3% per annum. The Deposit Note matures on August 4, 2022.

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

On September 1, 2021, in connection with the Acquisition, People’s California issued senior secured indebtedness to the Company, pursuant to the terms of a certain Secured Promissory Note (the “Second Deposit Note”). The Second Deposit Note provided for a one-time advance of $9.00 million (the “Loan”) by the Company to People’s California at a flat rate of 3% per annum. The Second Deposit Note matures on September 1, 2022.

The full principal balance and all outstanding but unpaid interest is due and payable at the maturity date of September 1, 2022; provided that, if the Company consummates the first closing, pursuant to the terms of the Purchase Agreement, then the principal amount of the Second Deposit Note, but not the accrued interest, shall be deemed repaid, satisfied, or otherwise applied to the cash consideration paid for the equity of the Target and the Second Deposit Note shall be deemed satisfied.

As of November 15, 2021, this transaction has not yet been completed.

On September 1, 2021, the Company entered into a Management Agreement with the Target, which provided the Company with control over the Target’s operation and finances. Management concluded that effective September 1, 2021, the Company became the primary beneficiary of the Target as a result of the Management Agreement, and began consolidating the Target’s financial results. The Company applied acquisition accounting on September 1, 2021 and allocated the fair value of the Target to its assets and liabilities. The preliminary valuation of the Target was based on the purchase price described below (in thousands):

Purchase Price (in thousands):

Cash	$24,000
Note payable	33,749
Common stock	16,000
Total consideration	$73,749

The preliminary allocation was based upon the Company’s estimates and assumptions of the assets acquired and liabilities assumed are subject to change within the measurement period pending the finalization of a third-party valuation. The following table summarizes the preliminary allocation of the purchase price:

(in thousands)
Assets acquired
Cash	$968
Inventory	662
Prepaids	91
Fixed Assets	437
Right-of-use asset	2,105
Trade name	21,630
Licenses	45,990
Goodwill	5,522
Total assets acquired	$77,405

Liabilities assumed
Accounts Payable/Accruals	$1,551
Short-term lease liability	540
Long-term lease liability	1,565
Total liabilities assumed	$3,656

Supplemental Pro-Forma Information

Supplemental information on an unaudited pro-forma basis is reflected as if the Umbrla and People’s California acquisitions had occurred at the beginning of 2020, after giving effect to certain pro forma adjustments primarily related to amortization of acquired intangible assets.

The unaudited pro-forma supplemental information is based on estimates and assumptions that the Company believes are reasonable. The supplemental unaudited pro-forma financial information is presented for comparative purposes only and is not necessarily indicative of what the Company’s financial position or results of operations actually would have been had the Company completed the acquisitions at the dates indicated, nor is it intended to project the future financial position or operating results of the Company as a result of the Purchase Agreement.

	Three Months Ended,
	September 30,	September 30,
	2021	2020
	(unaudited)	(unaudited)
Pro-forma revenues	$52,413	$23,455
Pro-forma net loss from continuing operations	$(17,536)	$(30,243)

	Nine Months Ended,
	September 30,	September 30,
	2021	2020
	(unaudited)	(unaudited)
Pro-forma revenues	$118,992	$71,658
Pro-forma net loss from continuing operations	$(91,343)	$(79,739)

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

NOTE 7 – INVENTORY

Raw materials consist of material for NuLeaf and IVXX’s line of cannabis pure concentrates. Work-in-progress consists of cultivation materials and live plants grown at NuLeaf and Black Oak Gallery. Finished goods consists of cannabis products sold in retail.

Inventory as of September 30, 2021 and December 31, 2020 consisted of the following:

	(in thousands)
	September 30,	December 31,
	2021	2020

Raw materials	$2,320	$39
Work-in-progress	2,171	1,196
Finished goods	11,374	367

Total inventory	$15,865	$1,602

NOTE 8 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment, and leasehold improvements as of September 30, 2021 and December 31, 2020 consisted of the following:

Depreciation expense related to property, equipment and leasehold improvements for the three months ended September 30, 2021 and September 30, 2020 was $1.09 million and $0.91 million, respectively, and for the nine months ended September 30, 2021 and September 30, 2020 was $2.97 million and $2.83 million, respectively.

	(in thousands)
	September 30,	December 31,
	2021	2020

Land and building	$18,792	$11,206
Furniture and equipment	4,054	2,913
Computer hardware	331	215
Leasehold improvements	17,437	16,459
Vehicles	683	-
Construction in progress	11,236	9,922

Subtotal	52,534	40,715
Less accumulated depreciation	(11,686)	(8,235)
Property, equipment and leasehold improvements, net	$40,848	$32,480

NOTE 9 – INTANGIBLE ASSETS AND GOODWILL

Intangible Assets, Net

Intangible assets, net consisted of the following as of September 30, 2021 and December 31, 2020:

		(in Thousands)
		September 30, 2021			December 31, 2020
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

Amortizing Intangible Assets:
Customer Relationships	3 to 5	$7,400	$(7,400)	$-	$7,400	$(7,400)	$-
Trademarks and Patent	2 to 8	196	(196)	-	196	(187)	9
Dispensary Licenses UNRV	14	10,270	(4,035)	6,235	10,270	(3,485)	6,785
Dispensary Licenses Umbrla	14	32,950	(588)	32,362
Dispensary Licenses People’s	14	45,990	(365)	45,625	-	-	-

Total Amortizing Intangible Assets		96,806	(12,584)	84,222	17,866	(11,072)	6,794

Non-Amortizing Intangible Assets:
Trade Name UNRV	Indefinite	920	-	920	920	-	920
Trade Name Umbrla		28,980	-	28,980	-	-	-
Trade Name People’s	Indefinite	21,630	-	21,630	-	-	-

Total Non-Amortizing Intangible Assets		51,530	-	51,530	920	-	920

Total Intangible Assets, Net		$148,336	$(12,584)	$135,752	$18,786	$(11,072)	$7,714

Amortization expense for the three months ended September 30, 2021 and 2020 was $1.14 million and $0.45 million, respectively and for the nine months ended September 30, 2021 and 2020 was $1.50 million and $2.23 million, respectively.

Goodwill

Goodwill arises from the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired less assumed liabilities.

Goodwill is reviewed annually for impairment or more frequently if impairment indicators arise. The Company conducts its annual goodwill impairment assessment as of the last day of the third quarter, or more frequently under certain circumstances. For the purpose of the goodwill impairment assessment, the Company has the option to perform a qualitative assessment (commonly referred to as “step zero”) to determine whether further quantitative analysis for impairment of goodwill or indefinite-lived intangible assets is necessary or a quantitative assessment (“step one”) where the Company estimates the fair value of each reporting unit using a discounted cash flow method (income approach). Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment. The balance of goodwill at September 30, 2021 and December 31, 2020 was unchanged and was $6.17 million.

The Company tests for impairment annually on September 30, and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value may be impaired. Management completed the annual test for impairment during the third quarter and concluded there was no impairment of Goodwill.

NOTE 10 – NOTES PAYABLE

Notes payable as of September 30, 2021 and December 31, 2020 consisted of the following:

	(in thousands)
	September 30,	December 31,
	2021	2020
Promissory note dated January 18, 2018, issued for the purchase of real property. The promissory note is collateralized by the land and building purchased and matures January 18, 2022. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter. The full principal balance and accrued interest are due at maturity. In the event of default, the note is convertible at the holder's option.	$6,500	$6,500
Promissory note dated October 5, 2018, issued for the purchase of real property. Matures October 5, 2021. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter up to 13.5%. In the event of default, the note is convertible at the holder's option.	-	1,600
Promissory note dated June 11, 2019, issued to accredited investors, which matures December 31, 2021 and incurred interest at a rate of 7.5% per annum. The conversion price was the lower of $4.50 or 87% of the average of the two (2) lowest VWAPs in the thirteen (13) trading days prior to the conversion date.	-	2,800
Promissory note dated October 21, 2019, issued to accredited investors, which matured April 21, 2021 and incurred interest at a rate of 7.5% per annum. The conversion price was the lower of $4.50 or 87% of the average of the two (2) lowest VWAPs in the thirteen (13) trading days prior to the conversion date.	-	725
Secured promissory note dated December 30, 2019, issued to Matthew Lee Morgan Trust (a related party), which matured January 30, 2021, and incurred interest at a rate of 10% per annum.	-	500
Secured promissory note dated January 10, 2020, issued to an unaffilitated third party. The note matured on July 10, 2021 and incurred an interest rate of 15.0% per annum.	-	1,000
Promissory note dated May 4, 2020, issued to Harvest Small Business Finance, LLC, an unaffiliated third party. Loan is part of the Paycheck Protection Program ("PPP Loan") offered by the U.S. Small Business Administration. The interest rate on the note is 1%. The note requires interest and principal payments seven months from July 2020. The note matures in two years.	562	562
Promissory note dated July 29, 2020, issued to an unaffilitated third party. The note incurred an interest rate of 8% per annum and matured on April 29, 2021.		1,000
Unsecured promissory note dated January 22, 2021, issued to Michael Nahass (a related party), which matured July 25, 2021, and incurred interest at a rate of 3% per annum.	-	-
Unsecured promissory note dated January 22, 2021, issued to Michael Nahass (a related party), which matures January 25, 2022, and bears interest at a rate of 3% per annum.	1,065	-
Convertible promissory note dated January 25, 2021, issued to accredited investors, which matures July 22, 2022 and bears interest at a rate of 3% per annum. The conversion price is $0.175 per share.	3,500	-
Promissory note dated July 27, 2021, issued to Arthur Chan which matures July 26, 2024, and bears interest at a rate of 8% per annum.	2,500	-
Unsecured promissory note without interest from a related party. Loan is paid in 20 equal installments maturiing on 8/1/2022.	110	-
Promissory note dated May 1, 2020, issued as part of the Paycheck Protection Program ("PPP Loan") offered by the U.S. Small Business Administration. The interest rate on the note is 1%. The note matures in two years.	79
Promissory note dated June 1, 2020, issued as part of the Paycheck Protection Program ("PPP Loan") offered by the U.S. Small Business Administration. The interest rate on the note is 1%. The note matures in two years.	297	-
Line of credit agreement entered on March 31, 2021, which matures on March 31, 2022 and bears interest of 2.9% per 30 days.	4,500	-
Promissory note dated May 1, 2019, issued for the purchase of real property. Matures May 15, 2039. The promissory note bears interest at 9.89% per year.	2,975	-
Notes payable - promissory notes & mortgages	$22,088	$14,687
Vehicle loans & other loan agreements	155	29
Less: Short term debt, net of discounts	(8,648)	(8,033)
Less: Debt discount	(50)	(51)
Net Long Term Debt	$13,545	$6,632

During the nine months ended September 30, 2021, the Company converted debt and accrued interest into 24,939,780 shares of the Company’s common stock.

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

Series A Preferred Stock Purchase Agreement

On January 22, 2021, the Company entered into a Series A Preferred Stock Purchase Agreement with Michael A. Nahass, pursuant to which the Company agreed to purchase from Mr. Nahass the four shares of the Company’s Series A Preferred Stock held by Mr. Nahass for an aggregate purchase price of $3.10 million, of which (i) $1.00 million was paid in cash, (ii) $1.05 million was paid in the form of an unsecured promissory note bearing interest at the rate of 3% and maturing on or about July 25, 2021 and (iii) $1.05 million is in the form of an unsecured promissory note bearing interest at the rate of 3% and maturing on or about January 25, 2022.

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

Note Termination and Exchange Agreement

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

Debt Assumed in the Umbrla Acquisition

On July 1, 2021, upon the closing of the Umbrla acquisition, the Company assumed debt instruments consisting of the following:

Line of Credit: A line of credit agreement with Bespoke Financial, Inc. The line of credit is for the lesser of a maximum draw amount of $4.5 million and a borrowing base consisting of eligible accounts receivable inventory and cash that serves as collateral. The line of credit accrues interest at a rate of 2.9% every 30 days and matures on March 21, 2022. The total outstanding balance on the line of credit was $4.50 million as of September 30, 2021.

Payroll Protection Program (“PPP”) Loans: In May 2020, Umbrla received loans under the Paycheck Protection Program offered by the U.S. Small Business Administration (“SBA”) of which $0.30 million remained outstanding on the acquisition date. The loan proceeds are available to be used to pay for payroll costs, including salaries, commissions and similar compensation, group health care benefits, rent, utilities and interest on certain other outstanding debt. The interest rate on the PPP Loans is a fixed rate of 1% per annum. The Company is required to make principal and interest payments in monthly installments. The PPP loans mature in the second quarter of 2022. The PPP Loans include events of default. Upon the occurrence of an event of default, the lender will have the right to exercise remedies against the Company, including the right to require immediate payment of all amounts due under the PPP Loans.

Related Party Promissory Note: On January 1, 2021, Umbrla issued an unsecured promissory note with a principal balance of $0.20 million to a related party. No interest accrues on the note, except in the case of default, when the note bears 4.0% of interest. Principal payments on the note are due in monthly installments. As of September 30, 2021, the outstanding principal on the note was $0.11 million.

Debt Assumed in the People’s Choice Acquisition

Related Party Promissory Note: On January 1, 2021, People’s First Choice, LLC issued an unsecured promissory note with a principal balance of $5.00 million to a related party. Interest on the note accrues at a rate of 10.00% per annum, compounded quarterly. The note matures on June 30, 2022. The Company may prepay the note in whole or in part without premium or penalty, provided that any partial payment shall first be credited first to interest then due and payable.

Debt Assumed with Purchase of Halladay Holding, LLC.

Mortgage Assumed in Purchase of Halladay Holding LLC: On July 1, 2021, the Company entered into a Membership Interest Purchase Agreement with Nicholas Kovacevich and Dallas Imbimbo, pursuant to which the Company acquired 100% of the outstanding membership interests in Halladay Holding, LLC from Mr. Kovacevich and Mr. Imbimbo. Halladay Holding, LLC is the owner of real property located at 3242 S. Halladay Street, Santa Ana, CA 92705, where the Company operates a cannabis dispensary and maintains its principal office space. Upon consummation of the agreement, the Company assumed a mortgage with an outstanding balance of $2.97 million as of September 30, 2021. The loan, which accrues interest at a rate of 9.89% per annum, matures on May 1, 2039.

NOTE 11 – FAIR VALUE MEASUREMENTS

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

Management estimated the fair value of the options using the Black-Scholes model, utilizing level 3 inputs that included the stock price, annual volatility, and the probability the second option will be terminated due to repayment of the secured promissory note. The estimated fair value of the options was $0.33 million as of September 30, 2021 and December 31, 2020. The options are included in the “Investments” line within the consolidated balance sheet.

NOTE 12 – LEASES

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

The Company occupies office facilities under lease agreements that expire at various dates. In addition, office, production and transportation equipment is leased under agreements that expire at various dates. The Company does not have any significant finance leases. Total operating lease costs for the nine months ended September 30, 2021 and September 30, 2020 were $0.67 million and $0.68 million, respectively. Short-term lease costs during the 2021 and 2020 fiscal quarters ended September 30 were not material.

As of September 30, 2021 and December 31, 2020, short term lease liabilities of $2.93 million and $0.81 million are included in “Accounts Payable and Accrued Expenses” on the consolidated balance sheets, respectively. The table below presents total operating lease ROU assets and lease liabilities as of September 30, 2021 and December 31, 2020:

	(in thousands)
	September 30,	December 31,
	2021	2020
Operating lease ROU assets	$10,003	$8,137
Operating lease liabilities	10,864	8,895

The table below presents the maturities of operating lease liabilities as of September 30, 2021:

(in thousands)
Operating
Leases
2021 (remaining)	$1,258
2022	3,409
2023	2,526
2024	2,268
2025	1,649
Thereafter	5,015
Total lease payments	16,126
Less: discount	(5,262)
Total operating lease liabilities	$10,864

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets:

Nine Months Ended September 30,
2020
Weighted average remaining lease term (years)	8.3
Weighted average discount rate	9.8%

NOTE 13 – EQUITY

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

Common Stock

The Company authorized 990.0 million shares of common stock with $0.001 par value per share. As of September 30, 2021 and December 31, 2020, 430.56 million and 194.2 million shares of common stock were outstanding, respectively.

Treasury Stock

During 2021, the Company acquired 8 shares of Series A Preferred stock as part of the resignation and release agreements entered into with Mr. Nahass and Mr. Peterson, as described above. The shares were recorded at fair market value as of the date the agreements were executed.

NOTE 14 – STOCK-BASED COMPENSATION

2016 & 2018 Equity Incentive Plans

In the first quarter of 2016, the Company adopted the 2016 Equity Incentive Plan. In the fourth quarter of 2018, the Company adopted the 2018 Equity Incentive Plan. On February 14, 2020, the Company amended the number of shares reserved for issuance under the 2018 Equity Incentive Plan to 43,976,425. The following table contains information about the 2016 and the 2018 Equity Incentive Plans as of September 30, 2021:

	Awards Reserved for Issuance	Awards Outstanding

2016 Equity incentive plan	2,000,000	499,953
2018 Equity incentive plan	43,976,425	20,665,587

Stock Options

The following table summarizes the Company’s stock option activity and related information for the nine months ended September 30, 2021:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options

Options outstanding as of January 1, 2021	17,492,830	$0.41

Options granted	88,930,019	$0.23
Options exercised	(2,096,970)	$0.05
Options forfeited	(4,584,010)	$0.19
Options expired	-	$-
Options outstanding as of September 30, 2021	99,741,869	$0.46	9.0 years	$2,797
Options exercisable as of September 30, 2021	5,593,814	$0.91	8.4 years	$1,390

As of September 30, 2021, there was $8.72 million total unrecognized stock-based compensation. Such costs are expected to be recognized over a weighted-average period of approximately 2.8 years.

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

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted grants of common stock to employees, directors and non-employee consultants in the consolidated statement of operations which are included in selling, general and administrative expenses, within continuing operations:

	(in thousands except for shares / options)

	For the Three Months Ended
	September 30, 2021		September 30, 2020
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense	Number of Shares or Options Granted	Stock-Based Compensation Expense

Stock options	83,020,303	$780	909,090	$298

Stock grants:
Employees (common stock)	-	-	-	-
Directors (common stock)	-	-	1,082,700	119
Non–employee consultants (common stock)	-	-	84,615	11

Total stock–based compensation expense		$780		$428

	For the Nine Months Ended
	September 30, 2021		September 30, 2020
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense	Number of Shares or Options Granted	Stock-Based Compensation Expense

Stock options	88,930,019	$1,664	10,559,090	$1,536

Stock grants:
Employees (common stock)	250,000	67	3,179,544	58	(a)
Directors (common stock)	885,159	213	909,090	19	(b)
Non–employee consultants (common stock)	322,947	32	1,159,615	59

Total stock–based compensation expense		$1,976		$1,672

(a) Expense for Q1 grants attributed to 2019 bonuses was recorded in 2019.
(b) clawback of shares granted in 2019.

NOTE 15 – WARRANTS

The following table summarizes warrant activity for the nine months ended September 30, 2021:

	Warrants	Weighted-Average Exercise Price

Warrants Outstanding as of January 1, 2021	1,076,555	$1.99
Warrants Granted	85,336,515	$0.08
Warrants Outstanding as of September 30, 2021	86,413,070	$0.10

The Company estimated the fair value of the warrants issued in 2021 utilizing the Black-Scholes option-pricing model with the following weighted-average inputs:

September 30,
2021
Expected term (years)	3.8
Volatility	112.6%
Risk-free interest rate	0.17%
Dividend yield	0%

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

The pending sales of our Nevada dispensaries and significant assets divested during 2020 represent a strategic shift that will have a major effect on the Company’s operations and financial results. As a result, Management determined the results of these components qualified for discontinued operations presentation in accordance with ASC 205, “Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity.”

During 2020, Management suspended the operations of OneQor Technologies due to (i) a lack of proper growth in customer acquisition and revenue for this CBD operation during the COVID-19 pandemic and (ii) the overall financial health of the Company as a result of COVID-19 and social unrest. The Company plans to focus its attention and resources on growing its THC business.

The following table summarizes the operating results for discontinued operations during the three and nine-month periods ended September 30, 2021: Operating results for the discontinued operations were comprised of the following:

	(in thousands)		(in thousands)
	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
Total revenues	$-	$203	$-	$3,478
Cost of goods sold	-	94	-	2,755

Gross profit	-	109	-	723

Selling, general and administrative expenses	233	1,355	291	5,224
Impairment of Assets	-	4,043	-	10,359
(Gain) / Loss on sale of assets	(6,588)	(1,203)	(6,589)	1,994

Income (Loss) from operations	$6,355	$(4,086)	$6,298	$(16,854)

Other income (expense)	(43)	(113)	(28)	(489)

Income (Loss) from discontinued operations	$6,312	$(4,199)	$6,270	$(17,343)

Income (Loss) from discontinued operations per common share attributable to Unrivaled Brands, Inc. common stockholders - basic and diluted	$0.02	$(0.02)	$0.03	$(0.10)

The carrying amounts of the major classes of assets and liabilities for the discontinued operations are as follows:

	(in thousands)
	September 30, 2021	December 31, 2020
Prepaid expenses and other assets	$-	$2
Property, equipment and leasehold improvements, net	-	2,766
Other assets	109	186

Assets of discontinued operations	$109	$2,954

Accounts payable and accrued expenses	$826	$985
Deferred gain on sale of assets	7,806	8,783
Short-term debt	562	-
Long-term lease liabilities	-	28
Liabilities of discontinued operations	$9,124	$9,796

Sale of 4th Street Assets

On August 9, 2021, the Company sold its real property in Las Vegas, NV for $2.60 million in cash to 117 Real Estate Holdings LLC.

Sale of Carnegie Assets

On August 10, 2021, the Company entered into a Stock Purchase Agreement with two individuals pursuant to which the Company sold all of the share of common stock of its wholly-owned subsidiary, 1815 Carnegie Santa Ana, Corp. (“1815 Carnegie”) to those individuals for aggregate consideration of $1.7 million. 1815 Carnegie holds a permit to operate a cannabis dispensary in the City of Santa Ana, CA. On August 12, 2021, the Company also entered into a Supply agreement with an affiliate of purchasers to obtain a right of first refusal to purchase cannabis bulk and distillate to be integrated into the Company cannabis goods and products, as well as a Retail Space Agreement with 1815 Carnegie, pursuant to which the Company will receive guaranteed placement of 15 SKUs at the cannabis dispensary. Each agreement has a term of three years.

NOTE 18 – LITIGATION AND CLAIMS

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued if such disclosure is necessary for the Company’s financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there were no material matters that required an accrual as of September 30, 2021.

NOTE 19 – RELATED PARTY TRANSACTIONS

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

NOTE 20 – SUBSEQUENT EVENTS

On October 1, 2021, the previously disclosed acquisition of Silverstreak Solutions, Inc. (“Silverstreak”) was completed. In consideration for all of the issued and outstanding shares of common stock of Silverstreak, at the closing (the “Closing”) of the transactions contemplated by the Stock Purchase Agreement among the Company and Sterling Harlan and Matthew Guild (collectively, the “Sellers”), dated as of June 9, 2021, the Company paid the Sellers on a pro rata basis a total of Eight Million Five Hundred Thousand Dollars ($8,500,000) (the “Purchase Price”). The Purchase Price is comprised of (i) One Million Five Hundred Thousand Dollars ($1,500,000) in cash, (ii) 9,051,412 shares of restricted common stock, par value $0.001 per share, of the Company (the “Purchaser Shares”), which is equal to the quotient obtained by dividing (a) $2,500,000, by (b) the volume-weighted average price of the Purchaser Shares as reported through Bloomberg for the ten (10) consecutive trading days ending on the business day prior to the Closing, (iii) $2,000,000 in unsecured promissory notes with an interest rate of 3% and due six months after the Closing, and (iv) $2,500,000 in unsecured promissory notes with an interest rate of 3% and due twelve months after the Closing.

On October 1, 2021, in connection with the Acquisition, People’s California issued senior secured indebtedness to the Company, pursuant to the terms of a certain Secured Promissory Note (the “Third Deposit Note”). The Third Deposit Note provided for a one-time advance of $2.00 million (the “Loan”) by the Company to People’s California at a flat rate of 3% per annum. The Third Deposit Note matures on October 1, 2022.  The full principal balance and all outstanding but unpaid interest is due and payable at the maturity date of October 1, 2022; provided that, if the Company consummates the first closing, pursuant to the terms of the Purchase Agreement, then the principal amount of the Third Deposit Note, but not the accrued interest, shall be deemed repaid, satisfied, or otherwise applied to the cash consideration paid for the equity of the Target and the Third Deposit Note shall be deemed satisfied.

On October 6, 2021, the Company exercised both options to purchase an aggregate of 20% of the common stock of Edible Garden for $2.00.

On November 9, 2021, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company agreed to issue and sell 9,677,419 shares of restricted common stock of the Company at an offering price of $0.31 per share, for gross proceeds of $3,000,000.

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

Company Overview

Our corporate headquarters is located at 3242 S. Halladay St, Santa Ana, California 92705 and our telephone number is (888) 909-5564. Our website addresses are as follows: www.unrivaledbrands.com. No information available on or through our websites shall be deemed to be incorporated into this Quarterly Report on Form 10-Q. Our common stock, par value $0.001 (the “Common Stock”), is quoted on the OTC Markets Group, Inc.’s OTCQX tier under the symbol “UNRV.”

Our Business

The Company is a multi-state operator (MSO) with retail, production, distribution, and cultivation operations, with an emphasis on providing the highest quality of medical and adult use cannabis products. From the acquisition of UMBRLA, the Company has multiple cannabis lifestyle brands. The Company is home to Korova, a brand of high potency products across multiple product categories, currently available in California, Oregon, Arizona, and Oklahoma. Other Company brands include Cabana, a boutique cannabis flower brand, and Sticks, a mainstream value-driven cannabis brand, active in California and Oregon. With the Management Services Agreement and pending acquisition of People’s First Choice, the Company operates the premier cannabis dispensary in Orange County California. The Company also owns dispensaries in California which operate as The Spot in Santa Ana and Blum in Oakland and San Leandro. The Company also has licensed distribution facilities in Portland, Los Angeles, and Sonoma County.

We are organized into one reportable segment: Cannabis Dispensary, Cultivation and Production, which includes cannabis-focused retail, cultivation and production operations.

Employees

As of September 30, 2021, the Company had 286 employees versus 53 from the prior quarter. The additions in headcount were a direct result of the merger between Terra Tech Corp. and UMBRLA which rebranded as Unrivaled Brands, Inc. (Unrivaled, The Company) and the Management Agreement between Peoples First Choice and the Company which brought an additional 84 employees. At time of writing, Unrivaled employees accounted for 202.

RESULTS OF OPERATIONS

The below table outlines the impact of reclassifying the operations of the Nevada Dispensaries, OneQor, and Edible Garden to discontinued operations:

Revenue & Gross Profit Breakdown
Continuing & Discontinued Operations
(in thousands)	Three Months Ended September 30				Nine Months Ended Sept 30
	2021	2020	Change	%	2021	2020	Change	%
Revenue
Continuing Operations	$23,434	$3,053	$20,381	667.6%	$34,809	$9,806	$25,003	255.0%
Discontinued Operations	-	203	(203)	-100.0%	-	3,478	(3,478)	-100.0%
Total Revenue	23,434	3,256	20,178	619.7%	34,809	13,284	21,525	162.0%

Cost of Goods Sold
Continuing Operations	21,146	1,615	(19,531)	n.a.	27,750	4,796	(22,954)	-478.6%
Discontinued Operations	-	94	94	100.0%	-	2,755	2,755	100.0%
Total Cost of Goods Sold	21,146	1,709	(19,531)	n.a.	27,750	7,551	(22,954)	-478.6%

Gross Profit $
Continuing Operations	$2,288	$1,438	$850	59.1%	$7,059	$5,010	$2,049	40.9%
Discontinued Operations	-	109	(109)	-100.0%	-	723	(723)	-100.0%
Total Gross Profit $	2,288	1,547	741	47.9%	7,059	5,733	1,326	23.1%

Gross Profit %
Continuing Operations	9.8%	47.1%	-37.3%		20.3%	51.1%	-30.8%
Discontinued Operations	--	53.7%	--		--	20.8%	--
Total Gross Profit %	9.81%	47.5%	-37.7%		20.3%	43.2%	-22.9%

Outlook

Unrivaled Brands, Inc. has made substantial progress on its integration efforts since successfully closing the merger with UMBRLA on July 1st, 2021. Management believes that this strategic acquisition and corporate rebranding will provide a sustainable platform to capture synergies across organization verticals by leveraging Unrivaled’s existing brand portfolio and scaling its multi-state distribution operations. Furthermore, on September 1st, 2021 the Company entered into a Management Agreement with People’s First Choice; granting Unrivaled Brands, Inc. operational management and control of the Santa Ana, CA dispensary which provided an immediate lift to revenues as well as the opportunity to expand the retail footprint of our in-house product lines including but not limited to; Korova, Sticks & Cabana.

Besides integrating and expanding the Company’s platform – management is focused on fostering strategic partnerships with keystone brands in the west coast that complement our brand portfolio and corporate mission. As such, on August 18th 2021, Unrivaled entered into an exclusive distribution agreement with G-Eazy’s FlowerShop, a lifestyle and wellness brand that can be found in over 400 retail stores across California at time of writing. To this end, the Company’s efforts to create a robust and scalable platform in tandem to brand-conscious partnerships both position the Company to create sustainable shareholder value as “The West Coast MSO”.

Comparison of the Three Months Ended September 30, 2021 and 2020

Revenues

During the three months ended September 30, 2021, the Company generated total revenue of $23.43 million composed of retail revenue of $7.24 million, distribution revenue of $14.56 million and cultivation revenue of $1.63 million. This compared to total revenue of $3.05 million for the quarter ended September 30, 2020 which included retail revenue of $0.54 million, distribution revenue of $0.55 million and cultivation revenue of $1.96 million. This was an increase of 621 percent.

Retail revenue for the quarter outpaced the prior comparable quarter in part due to the Management Agreement between the Company and People’s Santa Ana, one of the leading retail locations in Orange County which was signed in September 2021 has provided an immediate lift to revenues of $2.63 for the month ended September 30, 2021.

Management expects to support revenue growth by offering additional consumer options like direct-to-consumer, in-store pickup as well as expanding geographic footprint in the coming months. This comes after adding UMBRLA’s retail location, The Spot, which generated over $2.32 million during the three months ended September 30, 2021.

Revenues were dramatically increased as a result of the Company’s successful merger with UMBRLA, now with a distribution network throughout California and Oregon. The additive distribution assets provided a net benefit of $13.62 million for the three months ended September 30, 2021 as a direct result of integrating UMBRLA’s platform - an increase of 1,433 percent compared to the three months ended September 30, 2020.

Gross Profit

The Company’s gross profit for the three months ended September 30, 2021 was $2.29 million, compared to a gross profit of $1.44 million for the three months ended September 30, 2020, an increase of $0.85 million or 59 percent.

Selling, General and Administrative Expenses and Other Operating Expenses

The merger with UMBRLA and the Management Services Agreement with People’s First Choice led to more operations with additional facilities, employees and costs to support them. Selling, general and administrative expenses for the three months ended September 30, 2021 were $13.52 million, compared to $5.59 million for the three months ended September 30, 2020, an increase of $7.93 million or 142 percent. For the three months ended September 30, 2021 and 2020 Employee Related Expenses increased by $1.64 million or 69.4 percent, facilities related expenses, such as Rent, Utilities, Repairs & Maintenance, Security and Insurance, increased by $1.22 million over Q3 of 2020. Advertising, accounting fees, technology and other professional services increased by $0.98 million. Option expense and director’s compensation increased by $0.82 million with the addition of two more board members or 196 percent. Taxes, licensing and permitting increased by $0.74 million.

Operating Income (Loss)

The Company realized an operating loss of $11.23 million for the three months ended September 30, 2021 compared to an operating loss of $13.94 million for the three-month ended September 30, 2020, an improvement of $2.71 million or 20 percent.

Other Income (Expense)

Other expense for the three months ended September 30, 2021 were $0.55 million, compared to the $0.16 million loss recognized in the three months ended September 30, 2020, an increase of $0.39 million. This increase was attributed to additional interest expense and lower other income compared with Q3 of last year.

Discontinued Operations

We realized a net gain of $6.31 million for the three months ended September 30, 2021 compared with a net loss of $4.20 million for the same timeframe last year. This was an increase of $10.51 million over the three months ended September 30, 2020 resulting from the disposal of our Blum Decatur assets in Nevada.

Net Loss Attributable to Unrivaled Brands, Inc.

We incurred a net loss of $5.35 million, or $0.01 per share, for the three months ended September 30, 2021, an improvement of $0.08 per share compared to a net loss of $18.16 million, or ($0.09) per share, for the three months ended September 30, 2020.

The improvement in net loss was attributable to management’s continued focus on efficiency as well as integrating the legacy Terra Tech operations, the legacy Umbrla operations and the People’s operation together. The newly combined company had sales general and administrative expenses increase by 145 percent to $13.52 million in the third quarter of 2021 compared to the third quarter of 2020; however, the business also saw revenue expand by $20.38 million or 668 percent.

Comparison of the Nine Months Ended September 30, 2021 and 2020

Revenues

For the nine months ended September 30, 2021, the Company generated revenues of $34.81 million, compared to $9.81 million for the nine months ended September 30, 2020, an increase of $25.00 million or 255 percent. As stated above, the increase in revenues were a direct result of the merger between Terra Tech Corp. and UMBRLA and the Management Agreement between Unrivaled Brands Inc. and People’s First Choice. Excluding these two events, the legacy operations of Terra Tech Corp. have trended upwards compared to the nine months ended September 30, 2021, where revenue has increased by 63 percent or $6.83 million.

Gross Profit

Our gross profit for the nine months ended September 30, 2021 was $7.06 million, compared to a gross profit of $5.01 million for the nine months ended September 30, 2020, an increase of $2.05 million or 41 percent.

Selling, General and Administrative Expenses and Other Operating Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2021 were $33.84 million, compared to $20.41 million for the nine months ended September 30, 2020, an increase of $13.58 million or 67 percent. The increase was due to a larger operational footprint in third quarter of 2021 and nearly $9.00 million of severance expenses paid out in the first quarter of 2021. In addition to those two factors, in the first half of the year management’s ongoing expense reduction initiative contributed to a decrease of $3.49 million predominately from salaries and wages, professional services including but not limited to legal, accounting and technology.

Operating Income (Loss)

We realized an operating loss of $26.79 million for the nine months ended September 30, 2021, compared to an operating loss of $35.27 million for the nine months ended September 30, 2020, an improvement in loss of approximately $8.49 million or 24 percent. Year to date 2020 included a $19.91 million impairment of assets charge.

Other Income (Expense)

Other expense for the nine months ended September 30, 2021 was $1.61 million, compared to $1.54 million recognized in the nine months ended September 30, 2020. The variance was primarily driven by higher interest expense in 2021.

Discontinued Operations

We recognized a gain from discontinued operations of $6.27 million for the nine months ended September 30, 2021. This was an improvement of $23.61 million over the nine months ended September 30, 2020 where the Company recorded a loss of $17.34 million.

Net Loss Attributable to Unrivaled Brands, Inc.

We incurred a net loss of $21.53 million, or $0.07 per share, for the nine months ended September 30, 2021, an improvement of 60 percent compared to a net loss of $53.67 million, or $0.29 per share, for the nine months ended September 30, 2020.

The improvement in net loss was mainly attributable to management’s continued focus on cost efficiency within the corporate function; including but not limited to strategic reductions in headcount and the elimination of non-core assets. Furthermore, as our cultivation facilities progress – the Company expects further improvements through a comprehensive marketing campaign and by expanding the market share of our in-house brands.

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

LIQUIDITY AND CAPITAL RESOURCES

We incurred net losses for the three months and nine months ended September 30, 2021 and 2020 and have an accumulated deficit of approximately $240.42 million and $219.80 million at September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021, we had working capital of $1.70 million, including $15.24 million of cash compared to working capital of $11.18 million, including $0.95 million of cash, as of December 31, 2020. Current assets were approximately 1.04 times current liabilities as of September 30, 2021, compared to approximately 1.42 times current liabilities as of December 31, 2020.

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

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2021 was $16.32 million, compared to $12.89 million for the nine months ended September 30, 2020, an increase of $3.43 million, or approximately 26.6 percent. The increase in cash used in operating activities was due to primarily to a $3.62 million increase in cash used for inventory.

Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2021 was $28.62 million, compared to cash provided by investing activities of $11.23 million for the nine months ended September 30, 2020, an increase of $17.39 million, or 155 percent. The increase in cash provided by investing activities was primarily due to proceeds from the sale of our Hydrofarm investment partially offset by cash paid for acquisitions.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2021 was $2.04 million, compared to $2.77 million for the nine months ended September 30, 2020, a decrease of $0.73 million, or 26 percent. The decrease in cash provided by financing activities for the nine months ended September 30, 2021 was primarily due to $3.05 million of additional proceeds from the issuance of debt, offset by $3.53 million cash outflows for debt principal and financing fees, and $0.25 million of lower proceeds from the issuance of common stock.

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

On a non-GAAP basis, the Company recorded a non-GAAP loss of $0.88 million for the three months ended September 30, 2021, compared to a non-GAAP loss in the amount of $12.71 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021, the Company recorded a $3.27 million loss compared to a $38.32 million loss for the nine months ended September 30, 2020. The details of those expenses and non-GAAP reconciliation of these non-cash items are set forth below:

	Non-GAAP Reconciliation (in thousands)
	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020

Net loss attributable to Unrivaled Brands Inc.	$(5,347)	$(18,161)	$(21,530)	$(53,672)
Non-GAAP adjustments
Amortization of intangible assets	1,136	-	1,512	761
Depreciation expense	1,091	-	2,968	1,913
Stock based compensation	1,685	-	2,883	1,244
Impairment of assets	-	4,998	-	10,118
Interest expense	740	454	1,344	1,356
Severance expense for Series A share repurchases	-	-	8,990	-
Loss (Gain) on sale of investments	-	-	(5,337)	-
Gain on sale of assets	-	-	6	(35)
Gain for debt forgiveness	-	-	(86)	-
Loss on extinguishment of debt	(185)	-	5,976	-

Non-GAAP gain / (loss)	$(880)	$(12,709)	$(3,273)	$(38,315)

The following table sets forth the computation of basic and diluted loss per share on a non-GAAP basis:

	Non-GAAP Reconciliation (in thousands, except for share amounts)
	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020

Non-GAAP net income (loss)	$(880)	$(12,709)	$(3,273)	$(38,315)

Denominator
Weighted average common shares - Basic	457,745,655	206,828,614	317,491,979	186,295,127
Weighted average common shares - Diluted	457,745,655	206,828,614	317,491,979	186,295,127

Non-GAAP earnings (loss) per common share:
Non-GAAP earnings (loss) - Basic	$(0.00)	$(0.06)	$(0.01)	$(0.21)
Non-GAAP earnings (loss) - Diluted	$(0.00)	$(0.06)	$(0.01)	$(0.21)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is omitted as it is not required for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2021. Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of September 30, 2021.

We regularly assess the adequacy of our internal controls over financial reporting and enhance our controls in response to internal control assessments and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

2.6	Form of Agreement of Merger, dated March 31, 2016, by and among Generic Merger Sub, Inc., a California corporation and Black Oak Gallery, a California corporation (3)

2.7	Agreement and Plan of Merger, dated March 2, 2021 (4)***

2.8	Membership Interest Purchase Agreement, dated as of July 1, 2021, by and among the Company and Nicholas Kovacevich and Dallas Imbimbo (5)***

2.9	Name Change Agreement and Plan of Merger, dated as of June 30, 2021, by and between the Company and Unrivaled Brands, Inc. (5)

3.1	Articles of Incorporation dated July 22, 2008 (6)

3.2	Certificate of Amendment dated July 8, 2011 (7)

3.3	Certificate of Change dated July 8, 2011 (7)

3.4	Certificate of Amendment dated January 27, 2012 (1)

3.5	Form of Amended and Restated Articles of Incorporation of Black Oak Gallery, a California corporation (3)

3.6	Certificate of Amendment to Articles of Incorporation, Dated September 26, 2016 (8)

3.7	Articles of Merger, filed with the Nevada Secretary of State on July 1, 2021 (5)

3.8	Name Change Articles of Merger, filed with the Nevada Secretary of State on July 7, 2021 (5)

3.9	Second Amended and Restated Bylaws (9)

4.1	Form of Amendment No. 2 to 7.5% Senior Convertible Promissory Note, dated January 11, 2021 (10)

4.2	Form of Amendment No. 3 to 7.5% Senior Convertible Promissory Note (11)

4.3	Form of Amendment No. 1 to 7.5% Senior Convertible Promissory Note (11)

4.4	Form of Common Stock Purchase Warrant (11)

4.5	Form of 3.0% Senior Convertible Promissory Note (11)

4.6	Form of Common Stock Purchase Warrant (“A Warrant”) (11)

4.7	Form of Common Stock Purchase Warrant (“B Warrant”) (11)

4.8	Form of Straight Promissory Note (“6-Month Note”) (11)

4.9	Form of Straight Promissory Note (“12-Month Note”) (11)

4.10	Common Stock Purchase Warrant (12)

10.1	First Amendment to Stock Purchase Agreement between the Company and Sterling Harlan and Matthew Guild, dated July 13, 2021 (13)

10.2	Amendment to Amended and Restated Executive Employment Agreement between the Company and Francis Knuettel II, dated July 27, 2021 (9)♦

10.3	Independent Director Agreement, dated as of July 1, 2021, by and between the Company and Dallas Imbimbo (5)♦

10.4	Independent Director Agreement, dated as of July 1, 2021, by and between the Company and Eric Baum (5)♦

10.5	Director Indemnification Agreement, dated as of July 1, 2021, by and between the Company and Dallas Imbimbo (5)♦

10.6	Director Indemnification Agreement, dated as of July 1, 2021, by and between the Company and Eric Baum (5)♦

10.7	Note Termination and Exchange Agreement between the Company and Arthur Chan, dated July 27, 2021 (9)

10.8	Promissory Note issued by the Company in favor of Arthur Chan, dated July 27, 2021 (9)

10.9	Executive Employment Agreement between the Company and Oren Schauble, dated July 27, 2021 (9)♦

10.10	Indemnification Agreement between the Company and Oren Schauble, dated July 27, 2021 (9)♦

10.11	Membership Interest Purchase Agreement, dated August 15, 2021 (14)

10.12	Consulting Agreement between the Company and Dallas Imbimbo, dated September 15, 2021*♦

10.13	Restricted Stock Award Agreement between the Company and Dallas Imbimbo, dated September 15, 2021*♦

10.14	Restricted Stock Award Agreement between the Company and Nicholas Kovacevich, dated September 15, 2021*♦

31.1	Certification of Francis Knuettel II, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Jeffrey Batliner, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Francis Knuettel II, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. **

32.2	Certification of Jeffrey Batliner, Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. **

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flow, (iv) Consolidated Statements of Stockholders Equity, and (v) Notes to Unaudited Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

_______________

*	Filed herewith
**	Furnished herewith
***

Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

♦	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on February 10, 2012
(2)	Incorporated by reference to Current Report on Form 8-K (File No. 000-54258), filed with the SEC on May 6, 2013.
(3)	Incorporated by reference to Annual Report on Form 10-K filed with the SEC on March 29, 2016
(4)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on March 3, 2021.
(5)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on July 8, 2021.
(6)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-156421), filed with the SEC on December 23, 2008.
(7)	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-191954), filed with the SEC on October 28, 2013.
(8)	Incorporated by reference to Annual Report on Form 10-K filed with the SEC on March 16, 2018.
(9)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on August 2, 2021.
(10)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on January 13, 2021.
(11)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on January 25, 2021.
(12)	Incorporated by reference to Annual Report on Form 10-K filed with the SEC on March 30, 2021.
(13)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on July 19, 2021.
(14)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on August 16, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNRIVALED BRANDS, INC.

Date: November 15, 2021	By:	/s/ Jeffrey Batliner
Jeffrey Batliner
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

