Form 10-K
period 2021-12-31
Unrivaled Brands, Inc.
filed 2022-04-15
CIK 1451512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-54258

UNRIVALED BRANDS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	26-3062661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3242 S.Halladay Street, Suite 202
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates (based on the closing sale price of the registrant’s Common Stock on the OTC Market Group Inc.’s OTCQX tier, and for the purpose of this computation only, on the assumption that all of the Registrant’s directors and officers are affiliates), was $65,823,407.
As of March 31, 2022, there were 527,729,921 shares outstanding, 85,826,871 shares of common stock issuable upon the exercise of all our outstanding warrants and 40,213,343 shares of common stock issuable upon the exercise of all vested options.
Documents Incorporated by Reference
None

UNRIVALED BRANDS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2021

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
Company Overview
Unrivaled Brands, Inc. is a holding company with the following subsidiaries:
•620 Dyer LLC, a California corporation ("Dyer");
•1815 Carnegie LLC, a California limited liability company ("Carnegie");
•Black Oak Gallery, a California corporation ("Black Oak");
•Blüm San Leandro, a California corporation ("Blum San Leandro");
•MediFarm, LLC, a Nevada limited liability company ("MediFarm");
•MediFarm I, LLC, a Nevada limited liability company ("MediFarm I");
•121 North Fourth Street, LLC, a Nevada limited liability company ("121 North Fourth");
•OneQor Technologies, Inc., a Delaware corporation ("OneQor");
•UMBRLA, Inc., a Nevada corporation ("UMBRLA");
•Halladay Holding, LLC ("Halladay");
•People's First Choice, LLC, a California limited liability company ("People's"); and
•Silverstreak Solutions, Inc, a California corporation ("Silverstreak").
Our corporate headquarters is located at 3242 S. Halladay Street, Suite 202, Santa Ana, California 92705 and our telephone number is (888) 909-5564. Our website addresses are as follows: www.unrivaledbrands.com, www.letsblum.com, and www.thespotforyou.com. No information available on or through our websites shall be deemed to be incorporated into this Annual Report on Form 10-K. Our common stock, par value $0.001 (the “Common Stock”), is quoted on the OTC Markets Group, Inc.’s OTCQX tier under the symbol "UNRV.”  Our Annual Reports on Form 10-K,  Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) may be accessed through the SEC’s Interactive Data Electronic Applications system at https://www.sec.gov.
Recent Developments
The risks and uncertainties regarding the future of our business due to the impact of COVID-19 and regulatory uncertainty, combined with our historical lack of profitability, have raised substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.
Our Business
The Company is a multi-state operator (MSO) with retail, production, distribution, and cultivation operations, with an emphasis on providing the highest quality of medical and adult use cannabis products. From the acquisition of UMBRLA, the Company has established multiple cannabis-lifestyle brands. The Company is home to Korova, a brand of high potency products across multiple product categories, currently available in California, Oregon, Arizona, and Oklahoma. Other Company brands include Cabana, a boutique cannabis flower brand, and Sticks, a mainstream value-driven cannabis brand, available in California and Oregon. With the acquisition of People’s First Choice and the subsequent opening of People's Downtown LA store, the Company operates five cannabis dispensaries in California. In addition to People's First Choice, and People's Downtown LA, the Company also operates The Spot in Santa Ana, Blüm in Oakland and Silverstreak in San Leandro. The company operates two cultivation facilities in California. The Company also operates a non-storefront delivery service in Sacramento under the Silverstreak name. In addition, the Company has licensed distribution facilities in Portland, Oregon, Los Angeles, California, and Sonoma County, California.
Business Update Regarding COVID-19
The COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting employers, employees, communities and business operations, as well as the world’s economy and financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.
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
As of December 2021, there are a total of 39 states, plus the District of Columbia, that have passed legislation as it relates to medicinal cannabis. Of these states, 19 (including the District of Columbia) have decriminalized adult cannabis use. These state laws are in direct conflict with the United States Federal Controlled Substances Act (21 U.S.C. § 811) (“CSA”). The CSA classifies cannabis as a Schedule I controlled substance, which is viewed as having a high potential for abuse and has no currently-accepted use for medical treatment.
These 39 states, and the District of Columbia, have adopted laws that allow certain patients who use medicinal cannabis and/or cannabis-derived products under a physician’s supervision from state criminal penalties. These are collectively referred to as the states that have de-criminalized medicinal cannabis, although there is a subtle difference between de-criminalization and legalization, and each state’s laws are different.
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
Although the possession, cultivation and distribution of marijuana for medical and adult use is permitted in California, Oregon and Nevada, provided compliance with applicable state and local laws, rules, and regulations, marijuana is illegal under federal law. We believe we operate our business in compliance with applicable California, Oregon and laws and regulations. Any changes in federal, state or local law enforcement regarding marijuana may affect our ability to operate our business. Strict enforcement of federal law regarding marijuana would likely result in the inability to proceed with our business plans, could expose us to potential criminal liability and could subject our properties to civil forfeiture. Any changes in banking, insurance or other business services may also affect our ability to operate our business.

The states that have legalized medicinal or adult use of cannabis or cannabis-related products are as follows (in alphabetical order):

1.	Alabama	14.	Louisiana	27.	New York
2.	Alaska	15.	Maine	28.	North Dakota
3.	Arizona	16.	Maryland	29.	Ohio
4.	Arkansas	17.	Massachusetts	30.	Oklahoma
5.	California	18.	Michigan	31.	Oregon
6.	Colorado	19.	Minnesota	32.	Pennsylvania
7.	Connecticut	20.	Mississippi	33.	Rhode Island
8.	Delaware	21.	Missouri	34.	South Dakota
9.	Florida	22.	Montana	35.	Utah
10.	Georgia	23.	Nevada	36.	Vermont
11.	Hawaii	24.	New Hampshire	37.	Virginia
12.	Illinois	25.	New Jersey	38.	Washington
13	Iowa	26	New Mexico	39.	West Virginia
Our Marijuana Dispensaries, Cultivation and Manufacturing
Black Oak Gallery/Blüm Oakland
On April 1, 2016, we acquired Black Oak, which operates a medical and adult use marijuana dispensary in Oakland, California under the name Blüm. Black Oak opened its retail storefront in Oakland, California in November 2012.
Black Oak sells a combination of our own cultivated products as well as high quality name-brand products from outside suppliers. In addition to multiple grades of medical and adult use marijuana, Black Oak sells edibles, which include cannabis-infused baked goods, chocolates, and candies; cannabis-infused topical products, such as lotions, massage oils and balms; clones of marijuana plants; and numerous kinds of cannabis concentrates, such as hash, shatter and wax. Collectively known as the Blüm Campus, Black Oak’s location consists of a retail dispensary storefront, indoor cultivation area, a distribution area and a 20-car capacity parking lot.
Silverstreak San Leandro
We incorporated Blüm San Leandro on October 14, 2016, which operates a medical and adult use marijuana dispensary and delivery service in San Leandro, California under the name Silverstreak. Blüm San Leandro has received the necessary governmental approvals and permitting to operate a medical and adult use marijuana dispensary and as well as a distribution facility in San Leandro, California. The San Leandro dispensary opened on January 11, 2019.
Oakland cultivation
We lease 13,000 square feet of industrial space on over 30,000 square feet of land in Oakland’s industrial corridor where we operate a cannabis cultivation facility.
UMBRLA
On July 1, 2021, the Company acquired UMBRLA, Inc. UMBRLA operates The Spot dispensary in Santa Ana, California and owns the Korova, Cabana and Sticks brands.
People's
On November 22, 2021, the Company acquired People’s First Choice, which owns a dispensary in Santa Ana, California. The Company also operates the People's Downtown Los Angeles dispensary, and has entered into agreements to acquire and operate additional People's dispensaries in Riverside and Costa Mesa, California.
Silverstreak
October 5, 2021, the Company acquired Silverstreak Solutions Inc., a cannabis delivery service based in Sacramento, California.

Oregon Distribution
The Company operates a distribution facility in Portland, Oregon.
NuLeaf
On October 26, 2017, the Company entered into joint venture agreements with NuLeaf Sparks Cultivation, LLC and NuLeaf Reno Production, LLC (collectively “NuLeaf”) to build and operate cultivation and production facilities for our brand of cannabis products in Nevada. The agreements were subject to approval by the State of Nevada, the City of Sparks and the City of Reno in Nevada. Under the terms of the agreements, the Company remitted to NuLeaf an upfront investment of $4.50 million in the form of convertible loans bearing an interest rate of 6.0% per annum. The Company received all required permits and licenses from the State of Nevada and local authorities in 2018. As a result, the notes receivable balance was converted into a 50.0% ownership interest in Nuleaf. See Note 4— “Variable Interest Entity Arrangements”.
Our Operations
We are organized into two reportable segments:
•Cannabis Retail– Includes cannabis-focused retail, both physical stores and non-store front delivery
•Cannabis Cultivation and Distribution- Includes cannabis cultivation, production and distribution operations
Either independently or in conjunction with third parties, we operate medical marijuana retail and adult use dispensaries, cultivation and production facilities in California, Oregon and Nevada.
Human Capital
As of December 31, 2021, we had 334 employees. Our employees are the heart of our Company. In a rapidly evolving industry, it is imperative that we attract, develop and retain top talent on an ongoing basis. To do this, we seek to make Unrivaled Brands an inclusive, diverse and safe workplace, with meaningful compensation and opportunities for career growth.
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
Summary of Risk Factors
Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following key risks:
Risks Relating to Our Business, Financial Position and Industry
•Our business may be adversely affected by the ongoing coronavirus pandemic.
•We have had significant changes to our operations, which may make it difficult for investors to predict future performance based on current operations.

•We have incurred significant losses in prior periods, and losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due and on our cash flow.
•We will likely need additional capital to sustain our operations and will likely need to seek further financing, which we may not be able to obtain on acceptable terms, or at all. If we fail to raise additional capital, as needed, our ability to implement our business model and strategy could be compromised.
•We face intense competition and many of our competitors have greater resources that may enable them to compete more effectively.
•If we fail to protect our intellectual property, our business could be adversely affected.
•Although we believe that our products and processes do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible such infringement or violation has occurred or may occur, which could have a material adverse effect on our business.
•Our trade secrets may be difficult to protect.
•Our business, financial condition, results of operations, and cash flow may in the future be negatively impacted by challenging global economic conditions.
•Our future success depends on our key executive officers and our ability to attract, retain, and motivate qualified personnel.
•We may not be able to effectively manage our growth or improve our operational, financial, and management information systems, which would impair our results of operations.
•If we are unable to continually innovate and increase efficiencies, our ability to attract new customers may be adversely affected.
•We are dependent on the popularity of consumer acceptance of our product lines
•A drop in the retail price of medical and adult use marijuana products may negatively impact our business.
•Federal regulation and enforcement may adversely affect the implementation of cannabis laws and regulations may negatively impact our revenues and profits.
•We could be found to be violating laws related to cannabis.
•Variations in state and local regulation, and enforcement in states that have legalized cannabis, may restrict cannabis-related activities, which may negatively impact our revenues and prospective profits.
•Prospective customers may be deterred from doing business with a company with a significant nationwide online presence because of fears of federal or state enforcement of laws prohibiting possession and sale of medical or recreational marijuana.
•Marijuana remains illegal under federal law.
•We are not able to deduct some of our business expenses.
•We may not be able to attract or retain a majority of independent directors.
•We may not be able to successfully execute on our merger and acquisition strategy.
•Laws and regulations affecting the medical and adult use marijuana industry are constantly changing, which could detrimentally affect our cultivation, production and dispensary operations
•We may not obtain the necessary permits and authorizations to operate the medical and adult use marijuana business.
•If we incur substantial liability from litigation, complaints, or enforcement actions, our financial condition could suffer.
•We may have difficulty accessing the service of banks, which may make it difficult for us to operate.
•Litigation may adversely affect our business, financial condition, and results of operations.
•Our insurance coverage may be inadequate to cover all significant risk exposures.
•We may become subject to legal proceedings and liability if our products are contaminated.
•Some of our lines of business rely on our third-party service providers to host and deliver services and data, and any interruptions or delays in these hosted services, security or privacy breaches, or failures in data collection could expose us to liability and harm our business and reputation.
•Disruptions to cultivation, manufacturing and distribution of cannabis in California, Oregon or Nevada may negatively affect our access to products for sale at our dispensaries.
•High tax rates on cannabis and compliance costs in California, Oregon and Nevada may limit our customer base.
•Federal income tax reform could have unforeseen effects on our financial condition and results of operations.
•Inadequate funding for the Department of Justice (DOJ) and other government agencies could hinder their ability to perform normal business functions on which the operation of our business may rely, which could negatively impact our business.

•California’s Phase-In of Laboratory Testing Requirements could impact the availability of the products sold in our dispensary.
•There is uncertainty related to the regulation of vaporization products and certain other consumption accessories. Increased regulatory compliance burdens could have a material adverse impact on our business development efforts and our operations.
•The scientific community has not yet extensively studied the long-term health effects of the use of vaporizer products.
•If product liability lawsuits are brought against us, we will incur substantial liabilities.
•Unionization of employees could have a material adverse impact on our business.
•Inadequate funding for state and local regulatory agencies and the effects of COVID-19 could hinder their ability to perform normal business functions on which the operation of our business may rely, which could negatively impact our business.
•Competition from Synthetic Production and Technological Advances could adversely impact our profitability.
•There are risks inherent in an Agricultural Business.
•We may suffer from Unfavorable Publicity or Consumer Perception.
•Our independent registered public accounting firm's report for the year ended December 31, 2021 is qualified as to our ability to continue as a going concern.
Risks Related to an Investment in Our Securities
•We expect to experience volatility in the price of our Common Stock, which could negatively affect stockholders’ investments.
•Our Common Stock is categorized as “penny stock,” which may make it more difficult for investors to sell their shares of Common Stock due to suitability requirements.
•Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our Common Stock, which could depress the price of our Common Stock.
•The elimination of monetary liability against our directors, officers, and employees under Nevada law and the existence of indemnification rights for our obligations to our directors, officers, and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers, and employees.
•We may issue additional shares of Common Stock or Preferred Stock in the future, which could cause significant dilution to all stockholders.
•Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of us.
•Because we do not intend to pay any cash dividends on our Common Stock, our stockholders will not be able to receive a return on their shares unless they sell them.
•Failure to execute our strategies could result in impairment of goodwill or other intangible assets, which may negatively impact profitability.
Risks Relating to Our Business, Financial Position and Industry
Our business may be adversely affected by the ongoing coronavirus pandemic.
In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China and has since spread around the globe. This virus continues to spread globally and efforts to contain the spread of COVID-19 have intensified. The outbreak and any preventative or protective actions that governments or we may take in respect of COVID-19 may result in a period of business disruption and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our business, financial condition and results of operations. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. There may be interruptions to our supply chain due to the inability of manufacturers to continue normal business operations and to ship products. In addition, a significant outbreak of COVID-19 or other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations. We are currently working to enhance our business continuity plans to include measures to protect our employees in the event of infection in our corporate offices, or in response to potential mandatory quarantines.

We have had significant changes to our operations, which may make it difficult for investors to predict future performance based on current operations.
We have had significant changes to our operations which changes the relevance of our historical performance upon which investors may base an evaluation of our potential future performance. In particular, we may not be able to sell cannabis products in a manner that enables us to be profitable and meet customer requirements, obtain the necessary permits and/or achieve certain milestones to develop our dispensary businesses, enhance our line of cannabis products, develop and maintain relationships with key manufacturers and strategic partners to extract value from our intellectual property, raise sufficient capital in the public and/or private markets, or respond effectively to competitive pressures. As a result, there can be no assurance that we will be able to develop or maintain consistent revenue sources, or that our operations will be profitable and/or generate positive cash flow.
Any forecasts we make about our operations may prove to be inaccurate. We must, among other things, determine appropriate risks, rewards, and level of investment in our product lines, respond to economic and market variables outside of our control, respond to competitive developments and continue to attract, retain, and motivate qualified employees. There can be no assurance that we will be successful in meeting these challenges and addressing such risks and the failure to do so could have a materially adverse effect on our business, results of operations, and financial condition. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in the early stage of development. As a result of these risks, challenges, and uncertainties, the value of our stockholder's investment could be significantly reduced or completely lost.
We have incurred significant losses in prior periods, and losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due and on our cash flow
We have incurred significant losses in prior periods. For the year ended December 31, 2021, we incurred a net loss of $31.47 million and, as of that date, we had an accumulated deficit of $250.02 million. For the year ended December 31, 2020, we incurred a net loss of $30.12 million and, as of that date, we had an accumulated deficit of $219.80 million. Any losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flow.
We will likely need additional capital to sustain our operations and will likely need to seek further financing, which we may not be able to obtain on acceptable terms, or at all. If we fail to raise additional capital, as needed, our ability to implement our business model and strategy could be compromised.
We have limited capital resources and operations. To date, our operations have been funded primarily from the proceeds of debt and equity financings. We expect to require substantial capital in the near future to fund our future operations. We may not be able to obtain additional financing on terms acceptable to us, or at all. In particular, because marijuana is illegal under federal law, we may have difficulty attracting investors.
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
The industries in which we operate in general are subject to intense and increasing competition. Some of our competitors may have greater capital resources, facilities, and diversity of product lines, which may enable them to compete more effectively in this market. Our competitors may devote their resources to developing and marketing products that will directly compete with our product lines. Due to this competition, there is no assurance that we will not encounter difficulties in obtaining revenues and market share or in the positioning of our products. There are no assurances that competition in our respective industries will not lead to reduced prices for our products. If we are unable to successfully compete with existing companies and new entrants to the market, this will have a negative impact on our business and financial condition.
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
In the near term, we intend to expand the scope of our operations activities significantly. If we are successful in executing our business plan, we will experience growth in our business that could place a significant strain on our business operations, finances, management, and other resources. The factors that may place strain on our resources include, but are not limited to, the following:
•The need for continued development of our financial and information management systems;
•The need to manage strategic relationships and agreements with manufacturers, customers, and partners; and
•Difficulties in hiring and retaining skilled management, technical, and other personnel necessary to support and manage our business.
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
We depend on the popularity of consumer acceptance of our product lines.
Our ability to generate revenue and be successful in the implementation of our business plan is dependent on consumer acceptance and demand of our product lines. Acceptance of our products will depend on several factors, including availability, cost, ease of use, familiarity of use, convenience, effectiveness, safety, and reliability. If customers do not accept our products, or if we fail to meet customers’ needs and expectations adequately, our ability to continue generating revenues could be reduced.
A drop in the retail price of medical and adult use marijuana products may negatively impact our business.
The demand for our products depends in part on the price of commercially grown marijuana. Fluctuations in economic and market conditions that impact the prices of commercially grown marijuana, such as increases in the supply of such marijuana and the decrease in the price of products using commercially grown marijuana, could cause the demand for marijuana products to decline, which would have a negative impact on our business.
Federal regulation and enforcement may adversely affect the implementation of cannabis laws and regulations may negatively impact our revenues and profits.
Currently, the CSA prohibits the manufacture, distribution, dispensation, and possession of cannabis. Unless Congress amends the CSA to alter the Schedule I status of cannabis, for which there can be no assurance,federal authorities may enforce current federal law, and we may be deemed to be producing, cultivating, or dispensing marijuana in violation of federal law. Active enforcement of the current federal regulatory position on cannabis may therefore indirectly and adversely affect our revenues and profits. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain.
We could be found to be violating laws related to cannabis.
Currently, the CSA prohibits the manufacture, distribution, dispensation, and possession of cannabis. Unless Congress amends the CSA to alter the Schedule I status of cannabis, for which there can be no assurance federal authorities may enforce current federal law, including the CSA in appropriate circumstances. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain. Because we cultivate, produce, sell and distribute marijuana, there is a risk that we will be deemed to facilitate the selling or distribution of medical marijuana in violation of federal law. Active enforcement of the CSA on cannabis may, hence cause a direct and adverse effect on our subsidiaries’ businesses, or intended businesses, and on our revenue and prospective profits.
Variations in state and local regulation, and enforcement in states that have legalized cannabis, may restrict cannabis-related activities, which may negatively impact our revenues and prospective profits.
Individual state and local laws do not always conform to the federal standard or to other states’ laws. A number of states have decriminalized marijuana to varying degrees, other states have created exemptions specifically for medical cannabis, and several have both decriminalization and medical laws. As of December 2021, 18 states and the District of Columbia have legalized the recreational use of cannabis. Variations exist among states that have legalized, decriminalized, or created medical marijuana exemptions. For example, certain states have limits on the number of marijuana plants that can be homegrown. In most states, the cultivation of marijuana for personal use continues to be prohibited except for those states that allow small-scale cultivation by the individual in possession of medical marijuana needing care or that person’s caregiver. Active enforcement of state laws that prohibit personal cultivation of marijuana may indirectly and adversely affect our business and our revenue and profits.
If we are unable to obtain and maintain the permits and licenses required to operate our business in compliance with state and local regulations in California, Oregon and Nevada, we may experience negative effects on our business and results of operations.

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
Marijuana is a Schedule I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law. Since federal law criminalizing the use of marijuana preempts state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in our inability to proceed with our business plan, especially in respect of our marijuana cultivation, production and dispensaries. In addition, our assets, including real property, cash, equipment and other goods, could be subject to asset forfeiture because marijuana is still federally illegal.
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
Laws and regulations affecting the medical and adult use marijuana industry are constantly changing, which could detrimentally affect our cultivation, production and dispensary operations.
Local, state, and federal medical and adult use marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter certain aspects of our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt certain aspects of our business plan and result in a material adverse effect on certain aspects of our planned operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to certain aspects of our cultivation, production and dispensary businesses, and our business of selling cannabis products. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.
We may not obtain the necessary permits and authorizations to operate our medical and adult use marijuana businesses.
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
Disruptions to cultivation, manufacturing and distribution of cannabis in California, Oregon and Nevada may negatively affect our access to products for sale at our dispensaries.
California, Oregon and Nevada laws and regulations require us to purchase products only from licensed vendors and through licensed distributors. To date, a relatively small number of licenses have been issued in California to cultivate, manufacture and distribute cannabis products. We have obtained a license to distribute products from our cultivation and manufacturing facilities to our dispensaries, however we currently do not cultivate and manufacture enough of our own products to satisfy customer demand. In addition, we carry products cultivated and manufactured by third parties. As a result, if an insufficient number of cultivators, manufacturers and distributors are able to obtain licenses our ability to purchase products and have them delivered to our dispensaries may be limited and may impact our sales.
High tax rates on cannabis and compliance costs in California, Oregon and Nevada may limit our customer base.
The States of California, Oregon and Nevada impose excise tax on products sold at licensed cannabis dispensaries. Local jurisdictions typically impose additional taxes on cannabis products. In addition, we incur significant costs complying with state and local laws and regulations. As a result, products sold at our dispensaries will likely cost more than similar products sold by unlicensed vendors and we may lose market share to those vendors.

Federal income tax reform could have unforeseen effects on our financial condition and results of operations.
The Tax Cuts and Jobs Act, or the Tax Act, was enacted on December 22, 2017, and contains many changes to U.S. federal tax laws. The Tax Act requires complex computations that were not previously provided for under U.S. tax law and significantly revised the U.S. tax code by, among other changes, lowering the corporate income tax rate from 35% to 21%, requiring a one-time transition tax on accumulated foreign earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings. As of December 31, 2021, the Company has completed its accounting for the tax effects of the 2017 Tax Act. However, additional guidance may be issued by the Internal Revenue Service, the Department of the Treasury, or other governing body that may significantly differ from our interpretation of the law, which may result in a material adverse effect on our business, cash flow, results of operations or financial conditions.
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
The DOJ has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but has relied on state and local law enforcement to address marijuana activity. In the event the DOJ reverses its stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our business and our revenue and profits. Furthermore, H.R. 83, enacted by Congress on December 16, 2014, provides that none of the funds made available to the DOJ pursuant to the 2015 Consolidated and Further Continuing Appropriations Act may be used to prevent certain states, including Nevada, Oregon and California, from implementing their own laws that authorized the use, distribution, possession, or cultivation of medical marijuana. If a prolonged government shutdown occurs, it could enable the DOJ to enforce the CSA in states that have laws legalizing medical marijuana.
California’s Phase-In of Laboratory Testing Requirements could impact the availability of the products sold in our dispensaries.
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
There has been increasing activity on the federal, state, and local levels with respect to scrutiny of vaporizer products. Federal, state, and local governmental bodies across the United States have indicated that vaporization products and certain other consumption accessories may become subject to new laws and regulations at the state and local levels. For example, in September 2019, the Administration announced a plan to ban the sale of most flavored e-cigarettes nationwide. At the state level, over 25 states have implemented statewide regulations that prohibit vaping in public places. In January 2015, the California Department of Health declared electronic cigarettes and certain other vaporizer products a health threat that should be strictly regulated like tobacco products, and in September 2019, California’s governor issued an executive order on vaping, focused on enforcement and disclosure. Many states, provinces, and some cities have passed laws restricting the sale of electronic cigarettes and certain other tobacco vaporizer products. Some cities have also implemented more restrictive measures than their state counterparts, such as San Francisco, which in June 2018, approved a new ban on the sale of flavored tobacco products, including vaping liquids and menthol cigarettes. In August 2020, California prohibited the sale of most flavored tobacco products, including menthol cigarettes.
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
Furthermore, vaporizer products and other similar consumption product manufacturers, suppliers, distributors, and sellers have recently become subject to litigation. While we have not been a party to any product liability litigation, several lawsuits have been brought against other manufacturers and sellers of smokeless products for injuries to health allegedly caused by use of smokeless products. We may be subject to similar claims in the future relating to vaporizer products that we sell. We may also be named as a defendant in product liability litigation against one of our suppliers by association, including in class action lawsuits. In addition, we may see increasing litigation over our vaporizer products or the regulation of our products as the regulatory regimes surrounding these products develop. If such lawsuits are filed against us in the future, we could incur substantial costs, including costs to defend the cases and possible damages awards.
If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit sales of our products. Even a successful defense of these hypothetical future cases would require significant financial and management resources. If we are unable to successfully defend these hypothetical future cases, we could face at least the following potential consequences:
•decreased demand for our products;
•injury to our reputation;
•costs to defend the related litigation;
•a diversion of management’s time and our resources;
•substantial monetary awards to users of our products;
•product recalls or withdrawals;
•loss of revenue; and
•a decline in our stock price.
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

Our independent registered public accounting firm's report for the year ended December 31, 2021 is qualified as to our ability to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in our audited annual financial statements as of and for the year ended December 31, 2021, our independent registered public accounting firm included a note to our financial statements regarding concerns about our ability to continue as a going concern. Recurring losses from operations raise substantial doubt about our ability to continue as a going concern. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.
Risks Related to an Investment in Our Securities
We expect to experience volatility in the price of our Common Stock, which could negatively affect stockholders’ investments.
The trading price of our Common Stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with securities traded in those markets. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. All of these factors could adversely affect our stockholders' ability to sell their shares of Common Stock or, if they are able to sell their shares, to sell their shares at a price that they determine to be fair or favorable.
Our Common Stock may be categorized as “penny stock,” which may make it more difficult for investors to sell their shares of Common Stock due to suitability requirements.
Our Common Stock may be categorized as “penny stock.” The SEC has adopted Rule 15g-9, which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The price of our Common Stock is significantly less than $5.00 per share and may therefore be considered a “penny stock.” This designation imposes additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer buying our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities given the increased risks generally inherent in penny stocks. These rules may restrict the ability and/or willingness of brokers or dealers to buy or sell our Common Stock, either directly or on behalf of their clients, may discourage potential stockholders from purchasing our Common Stock, or may adversely affect the ability of stockholders to sell their shares.
Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our Common Stock, which could depress the price of our Common Stock.
In addition to the “penny stock” rules described above, FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that the investment is suitable for that customer before recommending an investment to a customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. Thus, the FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit investors' ability to buy and sell our shares of Common Stock, have an adverse effect on the market for our shares of Common Stock, and thereby depress our price per share of Common Stock.
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
Our Articles of Incorporation authorize the issuance of up to 990,000,000 shares of Common Stock and 50,000,000 shares of preferred stock, with a par value of $0.001 per share. As of March 31, 2021, we had 527,729,921 shares of Common Stock outstanding; however, we may issue additional shares of Common Stock or preferred stock in the future in connection with a financing or an acquisition. Such issuances may not require the approval of our stockholders. In addition, certain of our outstanding rights to purchase additional shares of Common Stock or securities convertible into our Common Stock are subject to full-ratchet anti-dilution protection, which could result in the right to purchase significantly more shares of Common Stock being issued or a reduction in the purchase price for any such shares or both. Any issuance of additional shares of our Common Stock, or equity securities convertible into our Common Stock, including but not limited to, preferred stock, warrants, and options, will dilute the percentage ownership interest of all stockholders, may dilute the book value per share of our Common Stock, and may negatively impact the market price of our Common Stock.

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
As of December 31, 2021, we had goodwill of $48.13 million and other intangible assets of $129.64 million, which represented 65.9% of our total assets. As of December 31, 2020, we have goodwill of $6.17 million and other intangible assets of $7.71 million, which represents 13.8% of our total assets. We evaluate goodwill for impairment on an annual basis or more frequently if impairment indicators are present based upon the fair value of each reporting unit. We assess the impairment of other intangible assets on an annual basis, or more frequently if impairment indicators are present, based upon the expected future cash flows of the respective assets. These valuations include management’s estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures, and other assumptions. Significant negative industry or economic trends, disruptions to our business, inability to achieve sales projections or cost savings, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations. If the estimated fair value of our reporting units changes in future periods, we may be required to record an impairment charge related to goodwill or other intangible assets, which would reduce earnings in such period.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
A summary of the offices and properties we lease or own are presented in the table below. Each of our facilities is considered to be in good condition, adequate for its purpose and suitably utilized according to the individual nature and requirements of the relevant operations.

Purpose	Location	Own or Lease	Base Monthly Rent	Lease Begin Date	Lease End Date

Non-storefront Delivery	Sacramento, CA	Lease	$11,000	5/1/2019	4/30/2024
Cultivation Facility	Oakland, CA	Lease	$26,225	1/1/2017	12/31/2024
Dispensary (Peoples OC)	Santa Ana, CA	Lease	$52,086	4/1/2018	3/31/2025
Dispensary (Blüm Oakland)/Cultivation Facility	Oakland, CA	Lease	$31,486	5/1/2016	3/31/2022
Dispensary (Silverstreak San Leandro)	San Leandro, CA	Lease	$26,225	1/1/2017	12/31/2024
Dispensary (Peoples DTLA)	Los Angeles, CA	Lease	$58,880	11/01/2019	10/31/2026
Dispensary (Peoples Riverside)	Riverside, CA	Lease	$79,200	9/1/2020	8/31/2027
Dispensary (Peoples Costa Mesa)	Costa Mesa, CA	Lease	$50,000	7/6/2021	7/5/2036
Distribution and Manufacturing Facility	Portland, OR	Lease	$10,000	7/1/2021	8/31/2026
Distribution Facility	Santa Rosa, CA	Lease	$6,750	8/15/2020	7/31/2023
Distribution and Manufacturing Facility	Chatsworth, CA	Lease	$28,800	4/1/2020	5/31/2022
Corporate Headquarters and Dispensary (The Spot)	Santa Ana, CA	Own
Cultivation Facility (1)	Spanish Springs, NV	Own
Building (Dyer) (2)	Santa Ana, CA	Own

________
(1) Subsequent event — Put up for sale in December 2021, sold in January 2022
(2) Subsequent event — Put up for sale in December 2021, sold in February 2022
ITEM 3. LEGAL PROCEEDINGS
See Note 21 – “Litigation and Claims”of the Notes to Consolidated Financial Statements in Part II of this Annual Report on Form 10-K, which is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Common Stock is quoted on the OTC Markets Group, Inc.’s OTCQX tier under the symbol “UNRV.” On March 21, 2022, the closing bid price on the OTC Markets Group, Inc.’s OTCQX tier for our Common Stock was $0.177.
Holders
As of March 31, 2022, there were 504,438,333 shares of Common Stock issued and 527,729,921 shares of Common Stock outstanding (excluding shares of Common Stock issuable upon conversion or conversion into shares of Common Stock of all of our warrants and options) held by approximately 263 stockholders of record.
Dividends
We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future. There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:
•we would not be able to pay our debts as they become due in the usual course of business; or
•our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our Articles of Incorporation.
Securities Authorized for Issuance Under Equity Compensation Plans
On January 12, 2016, we adopted the 2016 Equity Incentive Plan (the “Plan”), and our stockholders approved the Plan at our annual meeting of stockholders that was held on September 26, 2016. Pursuant to the terms of the Plan, the maximum number of shares of Common Stock available for the grant of awards under the Plan shall not exceed 2.0 million. During the years ended December 31, 2016, 2017, and 2018, the Company granted ten-year options to directors, officers, and employees, pursuant to which such individuals are entitled to exercise options to purchase an aggregate of up to 0.13 million, 0.21 million, and 0.20 million shares of Common Stock, respectively. The options have exercise prices of $2.54 - $5.04 per share, and generally vest quarterly over a three-year period.
On December 11, 2018, the Company’s Board of Directors approved the 2018 Equity Incentive Plan (the “Plan”). On June 20, 2019, the Company adopted the Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”), and our stockholders approved the Plan at our annual meeting of stockholders that was held September 23, 2019. Pursuant to the terms of the 2018 Plan, the maximum number of shares of Common Stock available for the grant of awards under the 2018 Plan shall not exceed 13.00 million. On February 14, 2020, the Board approved an amendment (the “Plan Amendment”) to the Company’s Amended and Restated 2018 Equity Incentive Plan (the “Plan”) to increase the number of shares available for issuance thereunder by 28.98 million shares of Common Stock for a total of 43.98 million shares of Common Stock, plus the number of shares, not to exceed 2.00 million shares, that may become available under the Company’s 2016 Equity Incentive Plan after termination of awards thereunder, subject to adjustment in accordance with the terms of the Plan. During the years ended December 31, 2021 and 2020, the Company granted ten-year options to directors, officers, and employees, pursuant to which such individuals are entitled to exercise options to purchase an aggregate of up to 58.98 million and 25.01 million shares of Common Stock, respectively. The options have exercise prices of $0.07 - $0.26 per share, and generally vest quarterly over a three-year period.
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
On May 15, 2019, UMBRLA, Inc. approved the 2019 Equity Incentive Plan (the “2019 Plan”). The Plan was subsequently amended by shareholder consents dated effective March 11, 2020 and November 2, 2020. Pursuant to the terms of the 2019 Plan as amended, the maximum number of shares of Common Stock available for the grant of awards under the 2019 Plan is 55.0 million shares. At the time the acquisition of UMBRLA, Inc. completed, UMBRLA, Inc. had granted ten-year options to employees, directors, officers, and consultants totaling 53,956,980 shares. Immediately after the acquisition of

UMBRLA, Inc. by the Company, those shares were assumed by the Company and will be honored in equivalent shares of Company Common Stock—which equivalency equals an aggregate 83,017,097 shares. The options have exercise prices of $0.13 to $0.19, and with limited exceptions, vest in equal monthly installments over a four-year period, with the first one-quarter of the award vesting on the first anniversary following the vesting start date.

	Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Range of Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	87,930,786	$ 0.072-5.035	42,195,639
Equity Compensation Plans Not Approved By Security Holders	320,594	2.02	—
Total	88,251,380	$ 0.072-5.035	42,195,639
Penny Stock Regulations
The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1.00 million (excluding primary residence), or annual incomes exceeding $0.20 million individually, or $0.30 million, together with their spouse).
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
Recent Sales of Unregistered Securities
On February 28, 2022, the Company sold 25,000,000 shares for an aggregate sales price of $4.38 million to Arthur Chan, an unrelated party. The shares were restricted.
Equity Financing Facility
On September 17, 2021, the Company filed for a shelf registration renewal on Form S-3 with the SEC. Our existing registration statement was extended six months as the SEC reviewed our request. On February 12, 2022 the shelf registration was declared effective by the SEC. The registration statement will allow the Company to issue, from time to time at prices and on declared terms to be determined at or prior to the time of the offering, shares of our Common Stock, par value $0.001 per share, shares of our preferred stock, par value $0.001 per share (our “Preferred Stock”), debt securities, warrants, rights, or purchase contracts, either individually or in units, with a total value of up to $100.00 million.
ITEM 6. [RESERVED]

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
Results of Operations
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Revenues– For the year ended December 31, 2021, we generated revenues from continuing operations of approximately $47.67 million, compared to approximately $6.16 million for the year ended December 31, 2020, an increase of $41.51 million. The year-over-year increase was driven by increase in existing dispensary revenue of $3.15 million, acquired dispensary revenue of $15.99 million and acquired distribution revenue of $23.05 million offset by the reclassification of Nuleaf revenues to discontinued operations. The existing dispensary revenue achieved a 36.8% increase over 2020 as we rebound from the initial impact of COVID-19 and civil unrest.
Gross Profit and Gross Margin– Our gross profit for the year ended December 31, 2021 was approximately $11.97 million, compared to a gross profit of approximately, $2.64 million for the year ended December 31, 2020, an increase of $9.32 million. Our gross margin for the year ended December 31, 2021 was 25.1% compared with the gross margin of 42.9% for the year ended December 31, 2020. The year over year margin decrease was due to the inclusion of the lower margin distribution operation into the portfolio in 2021. In 2020, the operation was exclusively retail.

Selling, General and Administrative Expenses– Selling, general and administrative expenses for the year ended December 31, 2021 were approximately $48.26 million, compared to approximately $19.32 million for the year ended December 31, 2020, an increase of $28.94 million. In general the increase was due to costs associated with the acquisitions brought on-board in 2021 that resulted in a significantly larger company. We ended 2021 with six retail operations compared with two in 2020; as well as three distribution centers compared to none in 2020; and we ended 2021 with 334 employees compared to 52 employees at the end of 2020. As a result of operating a larger organization, we saw increases in the following areas: (i) a $4.38 million increase in salaries / payroll taxes (excluding severance), (ii) a $3.13 million increase in amortization and depreciation expenses, (iii) a $2.45 million increase in allowance for doubtful accounts, (iv) a $1.93 million increase in business and city taxes, (v) a $1.90 million increase in stock compensation expense, (vi) a $1.71 million increase in consulting and professional fees, (vii) a $1.39 million increase in insurance expense, (viii) a $1.10 million increase in advertising and promotion expense, (ix) a $1.09 million increase in security expense, and (x) a $0.87 million increase in rent expense. Another significant driver of expense increase in 2021 was a $9.10 million severance expense for the departure of the company's founders. This was an increase of $9.05 million over the year ended December 31, 2020.
Other Operating Gain/Expense – Other operating expenses for the year ended December 31, 2021 were approximately $3.04 million, compared to Other expenses of $19.91 million in the year ended December 31, 2020, a decrease of $16.87 million. The 2021 activity had $6.18 million of goodwill impairment charges compared to $19.91 million of like charges in 2020. In 2021 we also had $3.13 million gain on sale of assets.
Other Income / (Expense) – Other expense for the year ended December 31, 2021 was approximately $2.85 million compared to Other income of $28.58 million for the year ended December 31, 2020, an increase of $31.43 million. The year-over-year decrease was primarily due to 2020 income driven by the mark-to-market of the company’s investment in Hydrofarm Holdings, a $29.04 million unrealized gain. 2021 saw an additional gain of $5.34 million when we sold the Hydrofarm Holdings investment, however that was offset by $5.98 million of extinguishment of debt costs.

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
Going Concern
We have incurred significant losses in prior periods. For the year ended December 31, 2021, we incurred a net loss of $31.27 million and, as of that date, we had an accumulated deficit of $250.02 million. For the year ended December 31, 2020, we incurred a net loss of $30.12 million and, as of that date, we had an accumulated deficit of $219.80 million. At December 31, 2021, we had a cash balance of approximately $6.89 million, compared to a cash balance of approximately $0.89 million at December 31, 2020. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through private sales of common stock, and debt securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. Management feels that our past and current efforts to trim cost and our recent marketing and promotional efforts to boost sales will lead to cash sustainability, however there is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations.
We anticipate receiving approximately $15 million over the next three months as compensation for asset sales. We anticipate these cash in-flows and acquisitions of complementary businesses to allow for our operations to grow to cash sustainability.
Given the risks and uncertainties regarding the future of our business due to COVID-19 and regulatory uncertainty, as well as our historical lack of profitability, there is substantial doubt as to our ability to continue as a going concern for twelve months from the issuance of these financial statements. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. For additional information, see Item 1A – “Risk Factors”in Part I of this Annual Report on Form 10-K.
Sources and Uses of Cash
Cash Used in Operating Activities
Cash used in operating activities for the year ended December 31, 2021 was approximately $17.75 million, compared to approximately $14.84 million for the year ended December 31, 2020. The $2.91 million increase in cash used was due to operating more stores, more distribution centers, and more cultivation sites in 2021 compared to 2020.
Cash Used in Investing Activities
Cash provided in investing activities for the year ended December 31, 2021 was approximately $20.79 million, compared to $11.80 million provided in investing activities for the year ended 2020, an increase of $8.99 million. This increase was driven by the $39.38 million in proceeds from sales of the Hydrofarm investment partially offset by $24.40 million paid for the People's and Silverstreak acquisitions.
Cash Provided by Financing Activities
Cash provided by financing activities for the year ended December 31, 2021 was approximately $4.50 million, compared to $2.70 million for the prior year. This is an increase of $1.80 million year-over-year. The cash provided by financing activities in 2021 had less cash provided by issuance of notes payable and more cash provided by issuance of common stock than 2020.
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
See Note 2 –“Summary of Significant Accounting Policies” to our Financial Statements for further information on accounting policies that we believe to be critical, including our policies on:
Business Combinations
Revenue Recognition
Stock-Based Compensation
Notes Receivable
Goodwill
Long-Lived and Intangible Assets
Valuation of Inventory
Deferred Income Taxes
Fair Value Estimates
Recently Adopted and Issued Accounting Standards
See Note 2 – “Summary of Significant Accounting Policies” to our Financial Statements for information regarding accounting standards adopted in 2021 and other new accounting standards that were issued but not effective as of December 31, 2021.
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
Our critical accounting estimates include:
•Valuation of long-lived assets, including intangible assets and goodwill
•Valuation allowance for deferred tax assets. (See notes 2 and 12 to the consolidated financial statements)
Below, we discuss this policy further, as well as the estimates and judgments involved. Actual results could differ from these estimates.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
Our consolidated financial statement as of December 31, 2021 and 2020, together with the related notes and the report of our independent registered public accounting firm, are set forth on page F-1 through F-38 of this report.
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
Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our management concluded that as of December 31, 2021 these disclosure controls and procedures were not effective at the reasonable assurance level. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

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
1.Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
2.Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
3.Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
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
Our Chief Executive Officer and Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2021.
Based on the results of its assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021 based on such criteria due to material weaknesses in internal control over financial reporting described below:
Material Weaknesses in Internal Control over Financial Reporting
•The Company’s primary user access controls (i.e. provisioning, de-provisioning, and quarterly user access review) to ensure appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to appropriate Company personnel were not operating effectively. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency.
•The Company did not maintain adequate and timely review transactions and account reconciliations resulting in material audit adjustments.
Remediation Plan

We plan to enhance our internal control over financial reporting in an effort to remediate the material weaknesses described above. We are committed to ensuring that our internal control over financial reporting is designed and operating effectively. Our remediation process will include:
•Investing in IT systems to enhance our operational and financial reporting and internal controls.
•Enhancing the organizational structure to support financial reporting processes and internal controls.
•Providing guidance, education and training to employees relating to our accounting policies and procedures.
•Further developing and documenting detailed policies and procedures regarding business processes for significant accounts, critical accounting policies and critical accounting estimates.
•Establishing effective general controls over IT systems to ensure that information produced can be relied upon by process level controls is relevant and reliable.
We expect to remediate these material weaknesses during 2022. However, we may discover additional material weaknesses that may require additional time and resources to remediate.

We believe that the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2021 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2021, that have materially affected, or are likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
On April 11, 2022, the Company and People's California, LLC agreed to amend a portion of the November 22, 2021 Closing Documents (Primary Membership Interest Purchase Agreement, Secondary Membership Interest Purchase Agreement, Secured Promissory Note, and other ancillary agreements) . The company will pay People's California, LLC $3 million upon execution of this amendment and $5 million in June of 2022. The remainder of the promissory note held by People's California, LLC shall be subordinated to a future debt facility. The promissory note becomes convertible to the Company's Common Stock at a yet to be agreed upon exercise price.
On April 12, 2022, the Company and Francis Knuettel, formerly the Company's Chief Executive Officer, agreed to terms on a separation agreement. The company agreed to pay Mr. Knuettel 50% of his annual base salary and continue his medical benefits for a period of six months. Mr. Knuettel's unvested shares and options shall vest immediately. As part of this agreement Mr. Knuettel has resigned as a director of the Company.
On April 14, 2022, the Company and Dallas Imbimbo, an advisor to the company and a director of the Company, agreed to terms on a separation agreement. The company agreed to vest 100% of Mr. Imbimbo's restricted common stock granted pursuant to the Advisor agreement with Mr. Imbimbo. The company agreed to vest 100% of the options to purchase shares of the Company's common stock granted as part Mr. Imbimbo's Independent Director Agreement. The Company will pay Mr. Imbimbo $83,333.30 in cash compensation. As part of this agreement Mr. Imbimbo has resigned as a director of the Company and as an Advisor to the company.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Director or Officer Since	Age	Positions
Eric Baum	2020	45	Chairman of the Board
Tiffany Davis	2021	43	Interim Chief Executive Officer and Director
Nicholas Kovacevich	2020	36	Director
Jeffrey Batliner	2020	56	Chief Financial Officer

Eric Baum
Chairman of the Board
Mr. Baum brings over twenty years of experience in advising Executive leadership teams for both well-established Fortune 500 companies and emerging ventures, across a spectrum of industries including life sciences, legal cannabis, education, travel, technology, and real estate. In his concurrent roles as Managing Director of Acquis Consulting Group since 2003 and Managing Director / Co-Founder of its affiliate company, Solidea Capital since 2006, he leverages his extensive management and operational consulting expertise to guide companies in areas such as corporate strategy, market positioning, growth and scale strategies, trajectory management, M&A, partnering frameworks, risk evaluation, and more. He serves in several advisory and Board of Director roles for public and private companies such as Kushco Holdings, Starton Therapeutics, Big Rentz,Tenant Tracker, B Great, and Trip Kicks, supporting the full lifecycle of needs from initial business building through expansion and growth strategies.
In addition to advising companies on how to scale to the next level, Mr. Baum founded and leads a rapidly growing real estate investment firm operating in several U.S. markets. He is also actively involved in the venture capital arena as a participant in several investment-focused groups, such as the Charlotte Angel Fund. His exposure to companies across all stages of development and breadth of knowledge in the venture space position him well to provide a unique perspective and challenge the status quo when needed. Eric holds a Bachelor of Business Administration from Emory University, where he graduated Valedictorian. He was awarded the Goizueta Business School Organizational Management Highest Award for Excellence and was inducted into Beta Gamma Sigma, the highest national business honor society. Mr. Baum’s extensive background in advising corporate leaders and finance experience led to his appointment as a Director.
Nicholas Kovacevich
Director
Mr. Kovacevich is the CEO of Greenlane Holdings, Inc., a leading provider of ancillary products and services to businesses in the legal cannabis industry. Mr. Kovacevich graduated Summa Cum Laude from Southwest Baptist University with a Bachelor of Science in Sports Management. After college, Mr. Kovacevich began his entrepreneurial career by building and exiting Pack My Dorm. He continued on to found several other successful businesses including BigRentz, Inc., a leading online equipment rental company, and Alpha West Holdings, a diversified holding company whose portfolio businesses’ generate a combined $100M+ in annual sales. Recently, Kovacevich was appointed to California’s 32nd DAA Orange County Fair Board by California Governor Newsom.
Tiffany Davis
Interim Chief Executive Officer and Director
Ms. Davis has been the Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors of Generation Alpha, Inc. since October 2019. Ms. Davis previously served as Generation Alpha’s Chief Operating Officer between February 2018 and September 2019, and as a member of the Board between August 2018 and September 2019. Ms. Davis has had 19 years of experience as a financial professional working in both management consulting and private equity. She has held several key leadership positions in accounting, finance, and operations. She has extensive experience in supply chain functionality, financial and operational due diligence, cash flow forecasting, financial statement analysis, development and value retention in a number of industries including most recently in the cannabis industry. Since June 2019, Ms. Davis has been the founder and manager of Trilogy Wellness Brands LLC and Trilogy Wellness Manufacturing LLC, companies developing and manufacturing premium products from hemp CBD. From 2016 through 2017, Ms. Davis worked as a senior executive for a US based cannabis consulting group supporting legal grows, assisting in license applications, developing programs for cultivators, business structuring for medical dispensaries including developing M&A opportunities and initiation of several start-up ventures. Beginning in 2012 into 2016, Ms. Davis worked as a Group Vice President for a US based private equity group, performing due diligence tasks resulting in placing hundreds of millions of dollars in creative investment and debt instruments for appropriate investment opportunities. From 2009 to 2011, Ms. Davis was a Manager of Corporate Advisory for Grant Thornton, one of the Big 6 worldwide accounting firms, again in accounting and supply chain services during the automotive crisis in the US, specifically on the Chrysler turnaround project. From 2005-2008, Ms. Davis worked for an international technology sector company with $500 million in revenues as a Vice President of Special Projects for an automobile parts sourcing project in India from the company’s headquarters in Chicago, IL. Ms. Davis received her B.S. from DePaul University in 2002 and a MBA from University of Chicago Graduate School of Business in 2009. Ms. Davis’s valuable insight and knowledge of the cannabis industry, coupled with her extensive financial and operational experience, qualifies her to serve on our Board.
Jeffrey Batliner
Chief Financial Officer
Mr. Batliner, Chief Financial Officer of Unrivaled Brands, Inc., joined the Company in December of 2018 when he was hired as the Director of Financial Reporting, where his responsibilities focused on SEC Reporting as well as Financial Planning and Analysis. During Mr. Batliner’s tenure in that role, he was instrumental in improving internal and external reporting processes as well as implementing more robust budgeting and planning processes. Mr. Batliner was promoted to his current role as Chief Financial Officer on October 6, 2020. Prior to Terra Tech, he served in various Financial Planning and Analysis roles spanning multiple industries. From 1996 to 2003, he led the FP&A team for Canon USA’s computer peripheral products division. Mr. Batliner was at Sage, a global business software provider, from 2003 to 2014. He built out the finance team supporting Sage’s shared services division and led several FP&A teams supporting multiple business units. From 2015 to 2018, he created the FP&A team at Iteris, Inc., a transportation management firm, as the company experienced significant growth. Mr. Batliner holds a Master’s in Business Administration from Pepperdine University and a Bachelor’s in Finance from California State Fullerton.
Family Relationships
There are no family relationships among any of our directors or executive officers.
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
Independent Director Agreements
Pursuant to an Independent Director Agreement dated December 11, 2020 by and between us and Nicholas Kovacevich, we agreed to grant Mr. Kovacevich 150,000 restricted shares of stock, to be fully vested on the date of appointment. On February 1, 2021, the Company and Mr. Kovacevich amended the Independent Director Agreement, as amended (the "Kovacevich Agreement"). Per the Kovacevich Agreement, (1) the Company issued to Mr. Kovacevich 500,000 restricted shares of the Company’s common stock (the “Common Stock”), which vest in twelve equal installments on the first day of each month beginning on March 1, 2021 (provided Mr. Kovacevich is a director of the Company on the applicable vesting date) and (2) the Company agreed to pay Mr. Kovacevich cash compensation of $5,000 per month, payable on the first day of each month beginning March 1, 2021 for the term of the Kovacevich Agreement.
Pursuant to an Independent Director Agreement dated December 11, 2020 by and between us and Ira Ritter, we agreed to grant Mr. Ritter 150,000 restricted shares of stock, to be fully vested on the date of appointment. On February 1, 2021, the Company and Mr. Ritter amended the Independent Director Agreement, as amended (the "Ritter Agreement"). Pursuant to the Ritter Agreement, (1) the Company issued to Mr. Ritter an option to purchase 500,000 shares of Common Stock at the closing price of the Common Stock on the date of the Ritter Agreement, which vest in twelve equal installments on the first day of each month beginning on March 1, 2021 (provided Mr. Ritter is a director of the Company on the applicable vesting date) and (2) the Company agreed to pay Mr. Ritter cash compensation of $5,000 per month, payable on the first day of each month beginning March 1, 2021 for the term of the Ritter Agreement.
On July 1, 2021, we have entered into that certain Independent Director Agreement with each of Eric Baum and Dallas Imbimbo (collectively, the “Director Agreements”). Pursuant to the Director Agreements, (1) the Company agreed to enter into a Stock Option Agreements to issue to each of Mssrs. Imbimbo and Baum an option to purchase 500,000 shares of the Company’s Common Stock at the closing price of the Common Stock on the date of the Director Agreement and (2) the Company agreed to pay each of Mssrs. Imbimbo and Baum cash compensation of $5,000 per month, pro-rated for any partial months, payable on the first day of each month beginning on the date of the Director Agreement.
Involvement in Certain Legal Proceedings
Other than as disclosed below, to our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:
•Any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;
•Being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
•Being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
•Being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.
Code of Ethics
On November 4, 2015, our board approved and adopted a Code of Ethics (the “Code of Ethics”) that applies to all of our directors, officers, and employees, including our principal executive officer and principal financial officer. The Code of Ethics addresses such individuals’ conduct with respect to, among other things, conflicts of interests; compliance with applicable laws, rules, and regulations; full, fair, accurate, timely, and understandable disclosure by us; competition and fair dealing; corporate opportunities; confidentiality; insider trading; protection and proper use of our assets; fair treatment; and reporting suspected illegal or unethical behavior. The Code of Ethics is available on our website at https://ir.unrivaledbrands.com/corporate-governance/governance-documents. We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of the Code of Ethics by posting such information on our website. Information contained on our website is not part of this report.
Term of Office
Our directors are appointed to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our Bylaws. Our officers are appointed by our board of directors and hold office until removed by the board, absent an employment agreement.
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

Audit Committee and Audit Committee Financial Expert
On November 4, 2015, our board of directors established the Audit Committee, which is governed by the Audit Committee Charter. Our Audit Committee currently consists of Nicholas Kovacevich and Eric Baum, with Mr. Kovacevich serving as chair since March of 2022. All members of our Audit Committee meet the requirements for financial literacy under the applicable Nasdaq rules and regulations. Our board has affirmatively determined that each member of our Audit Committee meets the independence requirements of The Nasdaq Stock Market, LLC and Rule 10A-3 of the Exchange Act. In addition, our board has determined that Mr. Baum qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. A copy of the Audit Committee Charter can be found online at http://ir.unrivaledbrands.com/goverance-docs.

ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus (4)	Stock Awards (5)	Option Awards (6)	All Other Compensation (7)	Total
Francis Knuettel II (1)	2021	$298,654	$40,000	$67,500	$194,000	$—	$600,154
Chief Executive Officer and Director	2020	$—	$—	$62,150	$—	$—	$62,150

Jeffrey Batliner (2)	2021	$250,000	$100,000	$—	$137,873	$6,000	$493,873
Chief Financial Officer	2020	$194,073	$20,000	$50,956	$7,440	$1,500	$273,969

Uri Kenig (3)	2021	$236,235	$20,000	$—	$170,333	$—	$426,568
Chief Operating Officer	2020	$180,000		$25,350	$—	$—	$205,350
(1)Appointed Director on December 11, 2020. Appointed Interim Chief Executive Officer and President on December 15, 2020. Note: designated as Chief Executive Officer and President on March 2, 2021.
(2)Appointed Chief Financial Officer effective October 5, 2020.
(3)Appointed Interim Chief Operating Officer effective December 18, 2020. Appointed Chief Operating Officer effective June 7, 2021.
(4)For Messrs. Knuettel and Kenig, this column reflects the cash bonus payable upon the closing of the UMBRLA transaction, per the terms of their employment agreements. For Mr. Batliner this column reflects the cash bonus paid for 2020 bonus achievement.
(5)The dollar amounts in this column reflect the aggregate grant date fair value, as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation (“FASB ASC Topic 718”). The fair value is calculated based on the closing price of the Common Stock on the grant dates.
(6)The dollar amounts shown in this column reflect the aggregate grant date fair value, as determined in accordance with FASB ASC Topic 718, of stock options granted in the applicable year. For a discussion of the assumptions that we used to value the stock options, for financial accounting purposes, please refer to “Note 14 – Stock-Based Compensation” in the notes to our consolidated financial statements contained in this Annual Report on Form 10-K.
(7)All other compensation for Mr. Batliner reflects a $500 per month car allowance.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements
Employment Contracts
Francis Knuettel II
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
On June 7, 2021, the Company entered into an Amended and Restated Executive Employment Agreement (the “A&R Knuettel Employment Agreement”) with Mr. Knuettel, appointing Mr. Knuettel as the Company’s Chief Executive Officer and President. The term of the A&R Knuettel Employment Agreement began on June 7, 2021 and continues until terminated by the Company or Mr. Knuettel pursuant to the terms thereof. Mr. Knuettel’s annual base compensation pursuant to the A&R Knuettel Employment Agreement is Three Hundred Thousand Dollars ($300,000) and he is eligible to receive an annual cash bonus, with the target amount of such annual bonus equal to 50% of his base compensation in the year to which the annual bonus relates; provided that the actual amount of the annual bonus may be greater or less than the target bonus. The annual bonus will be based on performance and achievement by the Company and individual goals and objectives agreed to by the Board or Compensation Committee and Mr. Knuettel.

In connection with the A&R Knuettel Employment Agreement, Mr. Knuettel was issued 1,500,000 shares (the “Knuettel Grant Shares”) of Common Stock, which will vest in six equal installments, with the first installment vesting on June 7, 2021, and the remaining installments vesting on every three-month anniversary thereafter; provided he is an employee of the Company on the applicable vesting date. The vesting of the Knuettel Grant Shares is subject to acceleration under certain circumstances as set forth in the A&R Knuettel Employment Agreement.

Mr. Knuettel was also issued an option to purchase 1,500,000 shares (the “Knuettel Grant Options”) of Common Stock with an exercise price equal to the closing price of the Common Stock on the trading day prior to June 7, 2021 pursuant to the terms of the Company’s Equity Incentive Plan, which will vest in six equal installments, with the first installment vesting on June 7, 2021, and the remaining installments vesting on every three month anniversary thereafter; provided he is an employee of the Company on the applicable vesting date. The vesting of the Knuettel Grant Options is subject to acceleration under certain circumstances as set forth in the A&R Knuettel Employment Agreement.

In addition, under the A&R Knuettel Employment Agreement, Mr. Knuettel is eligible to receive a bonus of 200,000 fully-vested shares of Common Stock and $40,000 in cash upon closing of (A) a merger or consolidation of the Company or a subsidiary of the Company with another entity, or (B) the disposition by the Company of all or substantially all of the Company’s assets or the acquisition by the Company of all or substantially all of the assets of another entity entered into during the term of Mr. Knuettel’s original employment agreement with the Company, in each case with a transaction value of over $20,000,000 and approved by the Company’s Board of Directors. The Board of Directors approved the payment of this cash and equity bonus to Mr. Knuettel in connection with the closing of the UMBRLA merger on July 1, 2021.

Under the A&R Knuettel Employment Agreement, Mr. Knuettel is also eligible to receive a performance stock grant (the “Knuettel Performance Grant”), with the target amount of the Knuettel Performance Grant equal to seven hundred and fifty thousand (750,000) shares of Common Stock (the “Knuettel Target Grant”); provided that the actual amount of the Knuettel Performance Grant may be greater or less than the Knuettel Target Grant based on performance and achievement of Company and individual goals and objectives as set forth in the Knuettel Employment Agreement.
Under the A&R Knuettel Employment Agreement, if (i) Mr. Knuettel’s employment with the Company is terminated by the Company other than for cause (as defined in the A&R Knuettel Employment Agreement), death or “permanent and total disability” or (ii) Mr. Knuettel resigns for good reason (as defined in the A&R Knuettel Employment Agreement), then he shall be entitled to severance benefits in an amount equal to 50% of his then current base compensation, less any taxes and withholding as may be necessary pursuant to law, to be paid in accordance with the Company’s normal payroll practices, but in no event less frequently than monthly, paid in equal installments over a 6-month period.

Uri Kenig
On December 21, 2020, the Company entered into an Executive Employment Agreement (the “Kenig Employment Agreement”) with Uri Kenig, appointing Mr. Kenig as the Company’s Interim Chief Operating Officer. The Kenig Employment Agreement, is for a term of six months. Mr. Kenig’s compensation pursuant to the Kenig Employment Agreement is Ninety Thousand Dollars ($90,000) and he is eligible to receive a cash performance bonus at the discretion of the board of directors. Mr. Kenig was granted 150,000 fully-vested shares of the Company’s Common Stock and is entitled to an additional 150,000 fully-vested shares of Common Stock on the six-month anniversary of the Kenig Employment Agreement; provided it has not been terminated prior to that date. Mr. Kenig was also granted an option to purchase 300,000 shares of Common Stock with an exercise price equal to the closing price of the Common Stock on the trading day prior to the date of the Kenig Employment Agreement pursuant to the terms of the Company’s 2018 Equity Incentive Plan, which will vest 50% on the three-month anniversary of the Kenig Employment Agreement and 50% on the six-month anniversary of the Kenig Employment Agreement; provided it has not been terminated prior to either such date. In addition, Mr. Kenig is eligible to receive a bonus of 200,000 fully-vested shares of Common Stock and $20,000 upon closing of (A) a merger or consolidation of the Company or a subsidiary of the Company with another entity, or (B) the disposition by the Company of all or substantially all of the Company’s assets or the acquisition by the Company of all or substantially all of the assets of another entity entered into during the term of the Kenig Employment Agreement, in each case with a transaction value of over $20,000,000 and approved by the Board of Directors, whether or not he is then an employee of the Company. The Board of Directors approved the payment of this cash and equity bonus to Mr. Kenig in connection with the closing of the UMBRLA merger on July 1, 2021.
On June 7, 2021, the Company entered into an Amended and Restated Executive Employment Agreement (the “A&R Kenig Employment Agreement”) with Mr. Kenig, appointing Mr. Kenig as the Company’s Chief Operating Officer. The term of the A&R Kenig Employment Agreement began on June 7, 2021 and continues until terminated by the Company or Mr. Kenig pursuant to the terms thereof. Mr. Kenig’s annual base compensation pursuant to the A&R Kenig Employment Agreement is Two Hundred and Fifty Thousand Dollars ($250,000) and he is eligible to receive an annual cash bonus, with the target amount of such annual bonus equal to 50% of his base compensation in the year to which the annual bonus relates; provided that the actual amount of the annual bonus may be greater or less than the target bonus. The annual bonus will be based on performance and achievement of Company and individual goals and objectives agreed to by the Board of Directors or Compensation Committee and Mr. Kenig.

Mr. Kenig was also issued an option to purchase 1,750,000 shares (the “Kenig Grant Options”) of Common Stock with an exercise price equal to the closing price of the Common Stock on the trading day prior to June 7, 2021 pursuant to the terms of the Company’s Equity Incentive Plan, which will vest in six equal installments, with the first installment vesting on June 7, 2021, and the remaining installments vesting on every three month anniversary thereafter; provided he is an employee of the Company on the applicable vesting date. The vesting of the Kenig Grant Options is subject to acceleration under certain circumstances as set forth in the A&R Kenig Employment Agreement.
Mr. Kenig is also eligible to receive a performance stock grant (the “Kenig Performance Grant”), with the target amount of the Kenig Performance Grant equal to five hundred thousand (500,000) shares of Common Stock (the “Kenig Target Grant”); provided that the actual amount of the Kenig Performance Grant may be greater or less than the Kenig Target Grant based on performance and achievement of Company and individual goals and objectives as set forth in the A&R Kenig Employment Agreement.

If (i) Mr. Kenig’s employment with the Company is terminated by the Company other than for cause (as defined in the A&R Kenig Employment Agreement), death or “permanent and total disability” or (ii) Mr. Kenig resigns for good reason (as defined in the A&R Kenig Employment Agreement), then he shall be entitled to severance benefits in an amount equal to 50% of his then current base compensation, less any taxes and withholding as may be necessary pursuant to law, to be paid in accordance with the Company’s normal payroll practices, but in no event less frequently than monthly, paid in equal installments over a 6-month period.Mr. Kenig is eligible to participate in the Company’s 2018 Equity Incentive Plan, pursuant to which the Company may grant equity awards to its officers, directors and employees.
Jeffrey Batliner
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
On June 7, 2021, the Company entered into an Amended and Restated Executive Employment Agreement (the “A&R Batliner Employment Agreement”) with Mr. Batliner, appointing Mr. Batliner as the Company’s Chief Financial Officer. The term of the A&R Batliner Employment Agreement began on June 7, 2021 and continues until terminated by the Company or Mr. Batliner pursuant to the terms thereof. Mr. Batliner’s annual base compensation pursuant to the A&R Batliner Employment Agreement is Two Hundred and Fifty Thousand Dollars ($250,000) and he is eligible to receive an annual cash bonus, with the target amount of such annual bonus equal to 50% of his base compensation in the year to which the annual bonus relates; provided that the actual amount of the annual bonus may be greater or less than the target bonus. The annual bonus will be based on performance and achievement of Company and individual goals and objectives agreed to by the Company’s Board of Directors or Compensation Committee and Mr. Batliner.

Mr. Batliner was also issued an option to purchase 1,750,000 shares (the “Batliner Grant Options”) of Common Stock with an exercise price equal to the closing price of the Common Stock on the trading day prior to June 7, 2021 pursuant to the terms of the Company’s Equity Incentive Plan, which will vest in six equal installments, with the first installment vesting on June 7, 2021, and the remaining installments vesting on every three month anniversary thereafter; provided he is an employee of the Company on the applicable vesting date. The vesting of the Batliner Grant Options is subject to acceleration under certain circumstances as set forth in the A&R Batliner Employment Agreement.

Mr. Batliner is also eligible to receive a performance stock grant (the “Batliner Performance Grant”), with the target amount of the Batliner Performance Grant equal to five hundred thousand (500,000) shares of Common Stock (the “Batliner Target Grant”); provided that the actual amount of the Batliner Performance Grant may be greater or less than the Batliner Target Grant based on performance and achievement of Company and individual goals and objectives as set forth in the A&R Batliner Employment Agreement.

If (i) Mr. Batliner’s employment with the Company is terminated by the Company other than for cause (as defined in the A&R Batliner Employment Agreement), death or “permanent and total disability” or (ii) Mr. Batliner resigns for good reason (as defined in the A&R Batliner Employment Agreement), then he shall be entitled to severance benefits in an amount equal to 50% of his then current base compensation, less any taxes and withholding as may be necessary pursuant to law, to be paid in accordance with the Company’s normal payroll practices, but in no event less frequently than monthly, paid in equal installments over a 6-month period.

Outstanding Equity Awards at Fiscal Year-End

		Option awards				Stock awards
Name	Grant Date(1)	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)
Francis Knuettel II	12/18/2020 (2)	600,000	—	$0.1770	12/17/2030
	6/07/2021(3)	500,000	1,000,000	$0.2337	6/06/2031	1,000,000	266,400
Jeffrey Batliner	4/02/2020 (4)	116,667	83,333	$0.0721	4/2/2030
	9/25/2020 (5)	416,667	583,333	$0.0750	9/25/2030
	6/07/2021(3)	583,333	1,166,667	$0.2337	6/06/2031
Uri Kenig	12/21/2020 (2)	300,000	—	$0.1720	12/20/2030
	6/07/2021(3)	583,333	1,166,667	$0.2337	6/06/2031
(1)    All grants are part of the 2018 Equity Incentive Plan.
(2)    Grant vested in two installments. The first installment vested three months after grant date. The second installment vested six months after the grant date.
(3)    Grant vests in six quarterly installments, with the first vesting on 6/7/21 and subsequently every three month anniversary of the grant date for the next five quarters
(4)    Grant vests in twelve quarterly installments, with the first vesting on 4/2/20 and subsequently the first day of the quarter the next eleven quarters.
(5)    Grant vests in twelve quarterly installments, with the first vesting on 10/1/20 and subsequently the first day of the quarter the next eleven quarters.

Director Compensation
The following table sets forth director compensation for the year ended December 31, 2021:

Name (1)	Fees Earned Paid in Cash ($)	Stock Awards ($) (9)	Option Awards ($)	All Other Compensation ($)	Total ($)

Nicholas Kovacevich (2)	$50,000	$203,332	$—	$—	$253,332
Ira Ritter (3)	$50,000	$—	$85,792	$—	$135,792
Tiffany Davis (4)	$45,000	$—	$84,375	$—	$129,375
Eric Baum (5)	$25,000	$—	$45,646	$—	$70,646
Dallas Imbimbo (6)	$25,000	$80,940	$45,646	$—	$151,586
Steven Ross (7)	$48,507	$150,000	$—	$237,500	$436,007
Alan Gladstone (8)	$12,500	$105,000	$—	$—	$117,500
(1)Francis Knuettel, Michael Nahass, and Derek Peterson are not included in this table as they were executive officers during fiscal 2021, and thus received no compensation for their service as directors. The compensation of Mr. Knuettel as our employee is shown in “Item 11 Executive Compensation – Summary Compensation Table.”
(2)Appointed as a director on December 10, 2020.
(3)Appointed as a director on December 10, 2020. Resigned as a director on July 1, 2021.
(4)Appointed as a director on April 6, 2021.
(5)Appointed as a director on July 1, 2021.
(6)Appointed as a director on July 1, 2021. Resigned as a director on April 14, 2021.
(7)Appointed as a director on July 23, 2012. Resigned as a director on April 13, 2021. All other Compensation for Mr. Ross includes $237,500 in cash payments and $150,000 of stock per his separation agreement.
(8)Appointed as a director on November 15, 2017. Resigned as a director on January 11, 2021.

(9)For valuation purposes, the dollar amount shown represents the aggregate award date fair value of awards made in fiscal 2021 computed in accordance with FASB ASC Topic 718, “Stock Compensation”. The fair value is calculated based on the closing price of the Common Stock on the grant dates.
Narrative to Director Compensation Table
The following is a narrative discussion of the material information that we believe is necessary to understand the information disclosed in the previous table.
Nicholas Kovacevich
On February 1, 2021, the Company and Mr. Kovacevich amended the Independent Director Agreement. Pursuant to the amended agreement, (1) the Company issued to Mr. Kovacevich 500,000 restricted shares of Common Stock, which vest in twelve equal installments on the first day of each month beginning on March 1, 2021 (provided Mr. Kovacevich is a director of the Company on the applicable vesting date) and (2) the Company agreed to pay Mr. Kovacevich cash compensation of $5,000 per month, payable on the first day of each month beginning March 1, 2021 for the term of the agreement.
Ira Ritter
On February 1, 2021, the Company and Mr. Ritter amended the Independent Director Agreement. Pursuant to the amended agreement, (1) the Company issued to Mr. Ritter an option to purchase 500,000 shares of Common Stock at the closing price of the Common Stock on the date of the agreement, which vest in twelve equal installments on the first day of each month beginning on March 1, 2021 (provided Mr. Ritter is a director of the Company on the applicable vesting date) and (2) the Company agreed to pay Mr. Ritter cash compensation of $5,000 per month, payable on the first day of each month beginning March 1, 2021 for the term of the agreement. On July 1, 2021, Mr. Ritter’s Independent Director Agreement was terminated in connection with his resignation from the Board.
Tiffany Davis
Pursuant to an Independent Director Agreement dated April 6, 2021 by and between us and Ms. Davis, (1) the Company issued to Ms. Davis an option to purchase 409,716 shares of Common Stock at the closing price of the Common Stock on the date of the agreement, which vest in ten installments, with the first installment of 34,722 shares vesting on date of the agreement, and the remaining installments vesting equally on the first day of each month thereafter (provided Ms. Davis is a director of the Company on the applicable vesting date) and (2) the Company agreed to pay Ms. Davis cash compensation of $5,000 per month, payable on the first day of each month, pro rated for any partial month, beginning April 6, 2021 for the term of the agreement.
Eric Baum
On July 1, 2021, we entered into an Independent Director Agreement and a Director Indemnification Agreement with Eric Baum in connection with his appointment to the Board of Directors of the Company. Pursuant to the Director Agreements, among other things, (1) we agreed to enter into a Stock Option Agreement to issue to Mr. Baum an option to purchase 500,000 shares of Common Stock at the closing price of the Common Stock on the date of the Director Agreement and (2) we agreed to pay Mr. Baum cash compensation of $5,000 per month, pro-rated for any partial months, payable on the first day of each month beginning on the date of the Baum Director Agreement.
Dallas Imbimbo
On July 1, 2021, we entered into an Independent Director Agreement and a Director Indemnification Agreement with Dallas Imbimbo in connection with his appointment to the Board of Directors of the Company. Pursuant to the Director Agreements, among other things, (1) we agreed to enter into a Stock Option Agreement to issue to Mr. Imbimbo an option to purchase 500,000 shares of Common Stock at the closing price of the Common Stock on the date of the Director Agreement and (2) we agreed to pay Mr. Imbimbo a cash compensation of $5,000 per month, pro-rated for any partial months, payable on the first day of each month beginning on the date of the Imbimbo Director Agreement.
Steven J. Ross
Mr. Ross resigned as a director of the Company. On that same date, in connection with Mr. Ross’ resignation as a director of the Company, the Company and Mr. Ross agreed to terminate the Independent Director Agreement entered into by Mr. Ross and the Company on July 1, 2019 and enter into a Separation Agreement (the “Ross Separation Agreement”).

Pursuant to the Ross Separation Agreement, among other things, the Company agreed to 1) make cash payments to Mr. Ross of $87,500 on April 30, 2021, $75,000 on August 16, 2021, and $75,000 on December 31, 2021, and 2) issue to Mr. Ross $50,000 of freely-trading shares of Common Stock on each of April 30, 2021, August 16, 2021, and December 31, 2021. The number of shares of Common Stock issued on each issuance date will be calculated based on the closing price of the Common Stock on the trading day immediately prior to such issuance date. In addition, all vested options to acquire Common Stock held by Mr. Ross remain exercisable pursuant to their terms and all unvested options to acquire Common Stock held by Mr. Ross’ will accelerate and become vested. The Ross Separation Agreement contains mutual releases and other customary terms and conditions as more fully set forth therein.
Alan Gladstone
On January 11, 2021, Mr. Gladstone resigned as a director of the Company. On that same date, the Company entered into a Separation Agreement (the “Gladstone Separation Agreement”) with Mr. Gladstone. Pursuant to the Gladstone Separation Agreement, among other things, the Company issued to Mr. Gladstone 500,000 freely-trading shares of Common Stock, and all vested options to acquire Common Stock held by Mr. Gladstone remain exercisable pursuant to their terms. Mr. Gladstone also agreed not to sell, dispose of or transfer more than 500,000 shares of Common Stock in any calendar month. In addition, the Independent Director Agreement between the Company and Mr. Gladstone, dated as of July 1, 2019, was terminated. The Gladstone Separation Agreement also contains mutual releases and other customary terms and conditions as more fully set forth therein.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
On December 11, 2018, the board of directors approved the 2018 Equity Incentive Plan (the “Plan”) as amended and restated as of June 20, 2019, and approved by our stockholders on September 23, 2019 (the "2018 Plan"), with 13,000,000 shares available for issuance. During the years ended December 31, 2021 and 2020, the Company granted ten-year options to directors, officers, and employees, pursuant to which such individuals are entitled to exercise options to purchase an aggregate of up to 6,909,716 and 3,644,828 shares of Common Stock, respectively. The options have exercise prices ranging from $0.07 to $0.26 per share, and generally vest quarterly over a three-year period. On February 14, 2020, the board approved an amendment to the 2018 Plan, increasing the number of shares available for issuance thereunder by 28,976,425 shares of Common Stock for a total of 43,976,425 shares of Common Stock, plus the number of shares that may become available under the Company’s 2016 Equity Incentive Plan after termination of awards thereunder, not to exceed 2,000,000 million shares subject to adjustment in accordance with the terms of the 2018 Plan.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information as of March 21, 2022 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5.0% of our Common Stock; (2) each of our directors, nominees for director and executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Shares of common stock that are currently exercisale or convertible within 60 of March 21, 2022 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of 2040 Main Street, Suite 225, Irvine, California 92614.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Common Stock(1)
Greater than 5% Beneficial Owners:
Dallas Imbimbo	Common Stock	87,425,209	(2)	17.31%
Joseph Gerlach	Common Stock	41,662,529	(3)	8.30%
Nicholas Kovacevich	Common Stock	29,156,060	(4)	5.72%
Executive Officers and Directors:
Francis Knuettel II Director	Common Stock	5,627,390	(5)	1.02%
Jeffrey Batliner Chief Financial Officer and Named Executive Officer	Common Stock	2,184,219	(6)	*
Uri Kenig Chief Operating Officer	Common Stock	1,616,667	(7)	*
Eric Baum Chairman of the Board	Common Stock	2,931,791	(8)	*
Nicholas Kovacevich Director	Common Stock	29,156,060	(4)	5.72%
Tiffany Davis Interim Chief Executive Officer and Director	Common Stock	307,287	(9)	*
Dallas Imbimbo Director	Common Stock	87,425,209	(2)	*
All Directors and Executive Officers as a Group (6 persons)		129,248,623		25.18%
*Represents beneficial ownership of less than one percent of the outstanding shares of our Common Stock.
(1)As of March 18, 2022, we had a total of 504,438,329 shares of Common Stock issued and 502,129,921 shares outstanding.
(2)Includes (i) 13,127,700 shares held by Mr. Imbimbo, (ii) 816,678 shares underlying exercisable warrants, (iii) 7,174,980 shares underlying exercisable options, (iii) 6,454,752 shares held by Mr. Imbimbo’s spouse, (iv) 816,678 shares underlying exercisable warrants held by Mr.Imbimbo’s spouse, (v) 1,179,578 shares underlying exercisable options held by Mr. Imbimbo’s spouse, (vi) 19,260,742 shares held by Alpha West Holdings Inc. (“Alpha West”), of which Mr. Imbimbo is a stockholder, (vii) 2,769,217 shares underlying exercisable warrants held by Alpha West, (viii) 8,259,085 shares held by Rove Group LLC, of which Mr. Imbimbo is the sole member (“Rove Group”), (ix) 12,037,719 shares underlying exercisable warrants held by Rove Group, (x) 83,333 shares underlying exercisable options within 60 days of the Record Date, and (xi) 15,444,746 shares held by Bonaparte Group LLC, of which Mr. Imbimbo’s spouse is the managing member. Mr. Imbimbo disclaims beneficial ownership with respect to the shares held by Alpha West and Bonaparte Group LLC except to the extent of his pecuniary interest therein.
(3)The shares listed are based on the Company’s internal records and represent shares held by Joseph Gerlach as of July 1, 2021. Mr. Gerlach holds sole voting power and dispositive power over such shares. The principal address of Mr. Gerlach is 2811 Pepper Rd., Petaluma, CA 94952.
(4)Includes (i) 1,500,000 shares held by Mr. Kovacevich, (ii) 955,459 shares held by the Rutherford NC Revocable Trust (the “Rutherford Trust”), of which Mr. Kovacevich is the trustee, (iii) 4,670,642 shares underlying exercisable warrants held by the Rutherford Trust, (iv) 19,260,742 shares held by Alpha West, of which Mr. Kovacevich is a stockholder, (v) and 2,769,217 shares underlying exercisable warrants held by Alpha West. Mr. Kovacevich may be deemed to beneficially hold, and have the sole power to direct the voting and disposition of, the shares is closed as directly held by the Rutherford Trust, and to beneficially hold, and have the shared power to direct the voting and disposition of, the shares disclosed as directly held by Alpha West. Mr. Kovacevich disclaims beneficial ownership with respect to the shares held by Alpha except to the extent of his pecuniary interest therein
(5)Includes (i) 2,450,000 shares held by Mr. Knuettel, (ii) 1,350,000 shares underlying exercisable options held by Mr. Knuettel, (iii) 423,456 shares held by a family trust of which Mr. Knuettel and his spouse are the co-trustees (the “Knuettel Trust”), (v) 769,290 shares underlying exercisable options held by the Knuettel Trust, (vi) 250,000 shares underlying options held by Mr. Knuettel that are exercisable within 60 days of the Record Date, and (vii) 384,644 shares underlying exercisable warrants held by the Knuettel Trust.

(6)Includes (i) 284,220 shares held by Mr. Batliner, (ii) 1,508,333 shares underlying exercisable options held by Mr. Batliner, and (iii) 391,666 shares underlying options held by Mr. Batliner that are exercisable within 60 days of the Record Date.
(7)Includes (i) 350,000 shares held by Mr. Kenig, (ii) 1,175,000 shares underlying exercisable options held by Mr. Kenig, and (iii) 291,667 shares underlying options held by Mr. Kenig that are exercisable within 60 days of the Record Date.
(8)Includes (i) 250,000 shares underlying exercisable options held by Mr. Baum, (ii) 1,058,639 shares held by Mr. Baum’s spouse, (iii) 393,059 shares held by Acquis Fund 2018 LLC, of which Mr. Baum is a member (“Acquis Fund”), (iv) 961,612 shares underlying exercisable warrants held by Mr. Baum’s spouse, and (v) 268,481 shares underlying exercisable warrants held by Acquis Fund. Mr. Baum disclaims beneficial ownership with respect to the shares held by Acquis Fund except to the extent of his pecuniary interest therein..
(9)Includes 307,287 shares underlying exercisable options held by Ms. Davis.

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
On December 31, 2019, the Company entered into a secured promissory note agreement with the Matthew Lee Morgan Trust, which is affiliated with Matthew Morgan, formerly the Chief Executive Officer of OneQor. The note matured on January 30, 2021, and bears interest at a rate of 10% per annum. The note was converted into the Company’s common stock at maturity.
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
During the fiscal year ended December 31, 2020, the Company issued promissory notes totaling $1.80 million to OneQor. Derek Peterson and Mike Nahass, formerly the Chief Executive Officer and Chief Operating Officer, respectively, had minority ownership interests in OneQor. At the end of the fiscal year, management made the decision to fully-reserve for these loans due to their confidence in the completion of the merger with OneQor, which would result in the cancellation of these loans.
On July 1, 2021, the Company entered into a Membership Interest Purchase Agreement with Nicholas Kovacevich and Dallas Imbimbo, pursuant to which the Company acquired 100% of the outstanding membership interests in Halladay Holding, LLC from Mr. Kovacevich and Mr. Imbimbo. Halladay Holding, LLC is the owner of real property located at 3242 S. Halladay Street, Santa Ana, CA 92705, where the Company operates a cannabis dispensary and maintains its principal office space. Pursuant to the Purchase Agreement, as consideration for the Acquisition, the Company paid Mr. Kovacevich and Mr. Imbimbo an aggregate purchase price of $4.60 million in cash. The Company had an independent third-party perform a valuation of the Property prior to entering into the Purchase Agreement. Mr. Kovacevich is a director of the Company and Mr. Imbimbo was a director of the Company. As such, the Acquisition is a related party transaction.
During the fiscal year ended December 31, 2021, the Company contracted for $0.45 million in goods and services of Greenlane Holdings, Inc. Mr. Kovacevich, a director of the Company, is the CEO of Greenlane Holdings, Inc.

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
Pursuant to an Independent Director Agreement dated April 6, 2021 by and between us and Tiffany Davis, we agreed to enter into a Stock Option Agreement to issue to Ms. Davis an option to purchase 409,716 shares of the Company’s Common Stock at the closing price of the Common Stock on the date of the Director Agreement and (2) the Company agreed to pay Ms. Davis cash compensation of $5,000 per month, pro-rated for any partial months, payable on the first day of each month beginning on the date of the Director Agreement.
Pursuant to an Independent Director Agreement dated July 1, 2021 by and between us and Eric Baum, we agreed to enter into a Stock Option Agreement to issue to Mr. Baum an option to purchase 500,000 shares of the Company’s Common Stock at the closing price of the Common Stock on the date of the Director Agreement and (2) the Company agreed to pay Mr. Baum cash compensation of $5,000 per month, pro-rated for any partial months, payable on the first day of each month beginning on the date of the Director Agreement.
Pursuant to an Independent Director Agreement dated July 1, 2021 by and between us and Dallas Imbimbo, we agreed to enter into a Stock Option Agreement to issue to Mr. Imbimbo an option to purchase 500,000 shares of the Company’s Common Stock at the closing price of the Common Stock on the date of the Director Agreement and (2) the Company agreed to pay Mr. Imbimbo cash compensation of $5,000 per month, pro-rated for any partial months, payable on the first day of each month beginning on the date of the Director Agreement.
Director Independence
Our Board is currently composed of five members. Our Common Stock is not currently listed for trading on a national securities exchange and, as such, we are not subject to any director independence standards. However, we have determined that two directors, Nicholas Kovacevich and Eric Baum, each qualifies as an independent director. We evaluated independence in accordance with Rule 5605 of the NASDAQ Stock Market.
The Board currently has three separately designated standing committees: (i) the Audit Committee, (ii) the Compensation Committee, and (iii) the Governance and Nominating Committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table presents fees paid or to be paid for professional audit services rendered by Marcum LLP for the audit of our annual financial statements and fees billed for other services rendered for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020

Audit Fees (1)	$215,081	$270,030
(1)Audit Fees consisted of fees billed for professional services rendered for the audit of the Company’s annual financial statements and internal control over financial reporting, review of the interim financial statements included in quarterly reports, and review of other documents filed with the SEC within those fiscal years.
The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is specific to the particular service or category of services and is generally subject to a specific budget. In addition, the Audit Committee has delegated pre-approval authority to its Chairman who, in turn, must report any pre-approval decisions to the Audit Committee at its next scheduled regular meeting. Our independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by our independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee, as applicable, pre-approved all fees for audit and non-audit work performed during fiscal 2020 and 2021.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report:
(1)Financial Statements – See Index on page F-1

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations for the Years Ended December 31, 2021 and 2020

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2021 and 2020

Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020

Notes to Consolidated Financial Statements
(a)The following exhibits are filed herewith as a part of this report:

		Incorporated by Reference
Exhibit	Description	Form	Date Filed	Exhibit

2.1	Agreement and Plan of Merger, dated March 2, 2021	8-K	3/3/2021	2.1
2.2	Name Change Agreement and Plan of Merger, dated as of June 30, 2021, by and between the Company and Unrivaled Brands, Inc.	8-K	7/8/2021	2.2
2.3	Membership Interest Purchase Agreement, dated as of July 1, 2021, by and among the Company and Nicholas Kovacevich and Dallas Imbimbo.	8-K	7/8/2021	2.1
2.4	Membership Interest Purchase Agreement, dated August 15, 2021.	8-K	8/16/2021	2.1
2.5	Membership Interest Purchase Agreement, dated as of November 17, 2021.	8-K	11/22/2021	2.1
2.6	Membership Interest Purchase Agreement, dated November 22, 2021.	8-K	11/29/2021	2.1
2.7	Certificate of Withdrawal of Certificate of Designation of Series A Preferred Stock	8-K	2/4/2021	3.1
2.8	Certificate of Withdrawal of Certificate of Designation of Series B Preferred Stock	8-K	2/4/2021	3.2
2.9	Articles of Merger, filed with the Nevada Secretary of State on July 1, 2021.	8-K	7/8/2021	3.1
2.10	Name Change Articles of Merger, filed with the Nevada Secretary of State on July 1, 2021.	8-K	7/8/2021	3.2
2.11	Articles of Incorporation.	S-1	12/23/2008	3.1
2.12	Certificate of Amendment	S-1	10/28/2013	3.1.2
2.13	Certificate of Change	S-1	10/28/2013	3.1.3
2.14	Certificate of Amendment	8-K	2/10/2012	3.1
2.12	Second Amended and Restated Bylaws.	8-K	8/2/2021	3.3
3.1	Form of Amendment No. 1 to 7.5% Senior Convertible Promissory Note.	8-K	1/25/2021	4.2
3.2	Form of Amendment No. 2 to 7.5% Senior Convertible Promissory Note, dated January 11, 2021.	8-K	1/13/2021	4.1

3.3	Form of Amendment No. 3 to 7.5% Senior Convertible Promissory Note.	8-K	1/25/2021	4.1
3.4	Form of Common Stock Purchase Warrant	8-K	1/25/2021	4.3
3.5	Form of 3.0% Senior Convertible Promissory Note.	8-K	1/25/2021	4.4
3.6	Form of Common Stock Purchase Warrant (“A Warrant”).	8-K	1/25/2021	4.5
3.7	Form of Common Stock Purchase Warrant (“B Warrant”).	8-K	1/25/2021	4.6
3.8	Form of Straight Promissory Note (“6-Month Note”).	8-K	1/25/2021	4.7
3.9	Form of Straight Promissory Note (“12-Month Note”).	8-K	1/25/2021	4.8
3.10	Common Stock Purchase Warrant	10-K	3/30/2021	4.12
3.11	Form of Senior Secured Promissory Note.	8-K	11/29/2021	4.1
3.12	Secured Promissory Note, dated November 22, 2021.	8-K	11/29/2021	4.2
3.13	2016 Equity Incentive Plan.†
3.14	Form of Terra Tech Corp. Amended and Restated 2018 Equity Incentive Plan.†
3.15	Amendment to Terra Tech Corp. Amended and Restated 2018 Equity Incentive Plan, dated as of February 14, 2020.†
3.16	2019 Equity Incentive Plan of UMBRLA, Inc.†	10-Q	8/16/2021	10.22
3.17	Amendment to 2019 Equity Incentive Plan of UMBRLA, Inc., dated March 1, 2020.†	10-Q	8/16/2021	10.23
3.18	Amendment to 2019 Equity Inventive Plan of UMBRLA, Inc., dated October 22, 2020.†	10-Q	8/16/2021	10.24
4.1	Sublease, dated March 29, 2016, by and between Black Oak Gallery and CCIG Properties, LLC .	8-K/A	4/5/2016	10.27
4.2	Employment Agreement between Terra Tech Corp. and Jeffrey Batliner, dated June 7, 2021.	8-K	6/10/2021	10.6
4.3	Loan Agreement Amendment, dated January 7, 2021.	8-K	1/13/2021	10.1
4.4	Indemnification Agreement (Jeffrey Batliner), dated January 7, 2021.†	8-K	1/13/2021	10.2
4.5	Indemnification Agreement (Steven J. Ross), dated January 7, 2021.†	8-K	1/13/2021	10.3
4.6	Form of Registration Rights Agreement.	8-K	1/25/2021	10.2
4.7	Independent Director Agreement between Terra Tech Corp. and Nicholas Kovacevich, dated February 1, 2021.†	8-K	2/4/2021	10.1
4.8	Independent Director Agreement between Terra Tech Corp. and Ira Ritter, dated February 1, 2021.†	8-K	2/4/2021	10.2
4.9	Registration Rights Agreement.	10-K	3/30/2021	10.42
4.10	Independent Director Agreement between Terra Tech Corp. and Tiffany Davis, dated April 6, 2021.†	8-K	4/9/2021	10.1
4.11	Director Indemnification Agreement between Terra Tech Corp. and Tiffany Davis, dated April 6, 2021.†	8-K	4/9/2021	10.2
4.12	Stock Option Agreement between Terra Tech Corp. and Tiffany Davis, dated April 6, 2021.	8-K	4/9/2021	10.3
10.1	Form of Six-Month Note .	8-K	6/10/2021	10.2
10.2	Form of Twelve-Month Note.	8-K	6/10/2021	10.3
10.3	Independent Director Agreement, dated as of July 1, 2021, by and between the Company and Dallas Imbimbo.†	8-K	7/8/2021	10.1
10.4	Independent Director Agreement, dated as of July 1, 2021, by and between the Company and Eric Baum.†	8-K	7/8/2021	10.2
10.5	Director Indemnification Agreement, dated as of July 1, 2021, by and between the Company and Dallas Imbimbo (5)♦	8-K	7/8/2021	10.3
10.6	Director Indemnification Agreement, dated as of July 1, 2021, by and between the Company and Eric Baum (5)♦	8-K	7/8/2021	10.4
10.7	Promissory Note issued by Unrivaled Brands, Inc. in favor of Arthur Chan, dated July 27, 2021.	8-K	8/2/2021	10.2
10.8	Indemnification Agreement between the Company and Oren Schauble, dated July 27, 2021 (7)♦	8-K	8/2/2021	10.5
10.9	Six-Month Note (Sterling Harlan)	8-K	10/5/2021	10.1

10.10	Six-Month Note (Matthew Guild)	8-K	10/5/2021	10.2
10.11	Twelve-Month Note (Sterling Harlan)	8-K	10/5/2021	10.3
10.12	Twelve-Month Note (Matthew Guild)	8-K	10/5/2021	10.4
10.13	Consulting Agreement between the Company and Dallas Imbimbo, dated September 15, 2021.†	10-Q	11/15/2021	10.12
10.14	Form of Securities Purchase Agreement (11)	8-K	11/29/2021	10.1
10.15	Form of Security Agreement	8-K	11/29/2021	10.2
10.16	Form of Guaranty	8-K	11/29/2021	10.3
10.17	People’s Security Agreement, dated November 22, 2021.	8-K	11/29/2021	10.4
10.18	People’s Guaranty, dated November 22, 2021.	8-K	11/29/2021	10.5
10.19	Separation Agreement between the Company and Francis Knuettel II, dated April 12, 2022
10.20	Separation Agreement between the Company and Oren Schauble, dated April 5, 2022
10.21	Consulting Agreement between the Company and Oren Schauble, dated March 17, 2022
10.22	Separation Agreement between the Company and Dallas Imbimbo, dated April 14, 2022
10.23	Peoples Agreement Amendment 1
10.24	Peoples Agreement Amendment 2
10.25	Sales Agreement - 6220 E. Dyer Santa Ana
10.26	MIPA - NuLeaf
14.1	Code of Ethics.	8-K	11/5/2015	14.1
21.1	List of Subsidiaries*
23.1	Consent of Marcum LLP*
24.10	Power of Attorney (set forth on the signature page of this Annual Report on Form 10-K)
31.1	Certification of Tiffany Davis, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Jeffrey Batliner, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Tiffany Davis, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *
32.20	Certification of Jeffrey Batliner, Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculations Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Presentation Linkbase Document *
__________________
*Filed herewith
♦ Indicates a management contract or compensatory plan or arrangement.

UNRIVALED BRANDS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Unrivaled Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Unrivaled Brands, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 23, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 23. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Explanatory Paragraph – Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for convertible instruments due to the adoption of Financial Accounting Standards Board Accounting Standards Update No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, effective January 1, 2021, using the modified retrospective approach.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Evaluation of the acquisition-date fair values of intangible assets acquired in business combinations

As described in Note 17 to the financial statements, the Company made three significant acquisitions during the year ended December 31, 2021. As a result of the transactions, the Company acquired trade name and license intangible assets. The acquisition-date fair values for the trade name and license assets were $35.6 million and $90.4 million, respectively. The licenses were valued using a multi-period excess earnings method, and the trade names were valued using a relief from royalty method, both of which are different variations of discounted cash flow models.

A principal considerations for our determination that performing procedures relating to evaluating the acquisition-date fair value of the trade name and license assets is a critical audit matter is that there is significant subjectivity involved in evaluating certain inputs in the respective discounted cash flow models used to determine the fair value of such assets. This in turn led to high degree of auditor judgment, and an increased effort in performing audit procedures in evaluating the reasonableness of management’s forecasts of future cash flows as well as the selection of assumptions including the discount rates and attrition rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating evidence in connection with forming our overall audit opinion on the financial statements. These procedures included, among others, (i) evaluating the reasonableness of managements’ forecasts of future cash flows; (ii) testing the source information underlying the determination of the growth rates, discount rates, royalty rates, and testing the mathematical accuracy of the calculations; and (iii) developing a range of independent estimates for the assumptions and comparing those to the assumptions used by management. Professionals with specialized skill and knowledge were used to assist in the evaluation of the acquisition-date fair value of customer relationship assets.

Impairment assessment of goodwill for the Black Oak Gallery reporting unit

As described in Note 8 to the financial statements, the Company performed its annual evaluation of goodwill for the Black Oak Gallery reporting unit for impairment by comparing the estimated fair value of the Black Oak Gallery reporting unit to its carrying value. The Company used a discounted cash flow method, an income approach, to determine the estimated fair value of the Black Oak Gallery reporting unit. The Company also disregarded market approaches for valuing the estimated fair value of the Black Oak Gallery reporting unit due to significant operational and jurisdictional differences.

The principal considerations for our determination that performing procedures relating to evaluating the recoverability of the carrying value of goodwill is a critical audit matter, are that there is significant judgment by management in the estimation of forecasted cash flows, the discount rate to apply and the long-term growth rate to use. This in turn led to high degree of auditor judgment, subjectivity and effort in performing audit procedures in evaluating audit evidence related to management’s estimates and assumptions used in the forecasted cash flows and the valuation model. In addition, the evaluation of audit evidence related to goodwill impairment required significant auditor judgment as the nature of the evidence is often subjective, and the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating evidence in connection with forming our overall audit opinion on the consolidated financial statements. These procedures included, among others, (i) evaluating management’s estimated cash flow projections; (ii) evaluating management’s determination of the discount rate; (iii) evaluating the long-term growth rate used by management; and (iv) testing the mathematical accuracy of the model. Professionals with specialized skill and knowledge were used to assist in the evaluation of the measurement of the Company’s estimated fair value of the Black Oak Gallery reporting unit.

Deductibility of expenses under IRC § 280E

As described in Note 12 to the financial statements, the Company’s subsidiaries produce and sell cannabis or cannabis pure concentrates and are subject to the limits of Internal Revenue Code Section 280E, which allows the Company to deduct only expenses directly related to sales of product for federal tax purposes. This requires management to make estimates and judgments relating to the bifurcation of expenses between direct costs of sales versus other operating expenses for such subsidiaries. This also requires management to make judgments as to whether the deduction of operating expenses at the parent company that provides corporate oversight and other services to such subsidiaries, which is an uncertain tax position, met the “more-likely-than-not” recognition threshold

The principal considerations for our determination that performing procedures relating to the uncertain tax position was a critical audit matter, are that there is significant judgment by management in estimating the operating expenses at the parent company that are unrelated to the business activity of trafficking cannabis related products, including a high degree of estimation and uncertainty due to the complexity of tax laws, lack of guidance from the Internal Revenue Service (“IRS”) and potential for adjustments which could have a material impact on the Company’s results of operations for the year as a result of an IRS examination. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate the timely identification and accurate measurement of provisions for tax uncertainties. In addition, the evaluation of audit evidence related to the provisions for tax uncertainties required significant auditor judgment as the nature of the evidence is often subjective, and the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing the information used in the allocation of operating expenses of the parent company for business activities unrelated to trafficking cannabis related products; (ii) evaluating management’s assessment of the technical merits of tax positions and estimates of the amount of tax benefit expected to be sustained; (iii) testing the completeness of management’s assessment of both the identification of uncertain tax positions and possible outcomes of each uncertain tax position; and (iv) evaluating the status and results of tax examinations with the relevant tax authorities for companies within the industry. Professionals with specialized skill and knowledge were used to assist in the evaluation of the completeness and measurement of the Company’s uncertain tax positions, including evaluating the reasonableness of management’s assessment of whether tax positions are more-likely-than-not of being sustained, the application of relevant tax laws, and estimated interest and penalties.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2018.

Costa Mesa, California
April 15, 2022

UNRIVALED BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$6,891	$217
Accounts receivable, net	4,677	352
Short term investments	—	34,045
Inventory, net	7,179	759
Prepaid expenses and other current assets	1,272	214
Notes receivable	750	—
Current assets of discontinued operations	4,495	2,020

Total current assets	25,264	37,607

Property, equipment and leasehold improvements, net	23,728	12,630
Intangible assets, net	129,637	7,714
Goodwill	48,132	6,171
Other assets	26,915	12,644
Investments	163	330
Assets of discontinued operations	17,984	23,198

TOTAL ASSETS	$271,824	$100,294
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable and other accrued expenses	$31,904	$8,225
Short-term debt	45,749	8,033
Income taxes payable	7,969	—
Current liabilities of discontinued operations	2,087	10,164

Total current liabilities	87,708	26,422

Long-term liabilities:
Long-term debt, net of discounts	10,006	6,632
Deferred tax liabilities	6,123	—
Long-term lease liabilities	21,316	7,775
Long-term liabilities of discontinued operations	184	335

Total long-term liabilities	37,629	14,742

Total liabilities	125,337	41,164

COMMITMENTS AND CONTINGENCIES (Note 18)

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.001:
990,000,000 Shares authorized as of December 31, 2021 and 2020; 498,546,295 shares issued and 496,237,883 shares outstanding as of December 31, 2021; 196,512,867 shares issued and 194,204,459 shares outstanding as of December 31, 2020.	521	218
Additional paid-in capital	392,930	275,060
Treasury stock	(808)	(808)
Accumulated deficit	(250,015)	(219,803)

Total Unrivaled Brands, Inc. stockholders’ equity	142,628	54,667
Non-controlling interest	3,859	4,463

Total stockholders’ equity	146,487	59,130

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$271,824	$100,294
The accompanying notes are an integral part of the consolidated financial statements.

UNRIVALED BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per-share info)

	Year Ended December 31,
	2021	2020

Total revenues	$47,673	$6,161
Cost of goods sold	35,706	3,518

Gross profit	11,967	2,643

Selling, general and administrative expenses	48,257	19,319
Impairment of assets	6,171	19,910
Gain on sale of assets	(3,133)	—

Loss from operations	(39,328)	(36,586)

Other income / (expense)
Loss on extinguishment of debt	(5,976)	—
Interest expense, net	(1,776)	(1,394)
Unrealized gain on investments	—	29,045
Gain on investments	5,337	—
Other income / (loss)	(433)	929

Total other income / (expense)	(2,848)	28,580

Loss from continuing operations, before provision for income taxes	(42,176)	(8,006)
Provision for income taxes	(885)	—
Net loss from continuing operations	(43,061)	(8,006)

Income / (loss) from discontinued operations	12,103	(22,865)
Provision for income taxes for discontinued operations	(917)	—
Net loss from discontinued operations	11,186	(22,865)

NET LOSS	(31,875)	(30,871)

Less: Income / (Loss) attributable to non-controlling interest from discontinued operations	(604)	(754)

NET LOSS ATTRIBUTABLE TO UNRIVALED BRANDS, INC.	$(31,271)	$(30,117)

Loss from continuing operations per common share attributable to Unrivaled Brands, Inc. common stockholders – basic and diluted	$(0.11)	$(0.04)
Net loss per common share attributable to Unrivaled Brands, Inc. common stockholders – basic and diluted	$(0.08)	$(0.16)
Weighted-Average Number of Common Shares Outstanding – Basic and Diluted	376,625,320	191,978,187
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
(in thousands, except for Shares)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Non- Controlling Interest	Total
	Convertible Series A
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2019	8	$—	118,004,978	$120	$260,516	2,308,412	$(808)	$(189,686)	$5,184	$75,326

Stock compensation - employees	—	—	3,894,544	4	515	—	—	—	—	519
Stock compensation - directors	—	—	1,359,090	1	103	—	—	—	—	104
Stock compensation - services expense	—	—	1,159,615	1	151	—	—	—	—	152
Stock cancellation	—	—	(21,924,177)	—	—	—	—	—	—	—
Debt conversion - common stock	—	—	31,086,209	31	2,413	—	—	—	—	2,444
Stock issued for cash	—	—	2,470,173	2	248	—	—	—	—	250
Stock option expense	—	—	58,154,027	58	9,246	—	—	—	—	9,304
Issuance of warrants to Aegis	—	—	—	—	1,868	—	—	—	—	1,868
Series A	—	—	—	—	—	—	—	—	—	—
Contribution (distribution) to non-controlling interest	—	—	—	—	—	—	—	—	33	33
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(754)	(754)
Net loss attributable to Unrivaled Brands, Inc.	—	—	—	—	—	—	—	(30,117)	—	(30,117)
Balance at December 31, 2020	8	$—	194,204,459	218	$275,060	2,308,412	$(808)	$(219,803)	$4,463	$59,130

Adoption of ASU 2020-06	—	—	—	—	(1,071)	—	—	1,059	—	(12)
Stock compensation - employees	—	—	250,000	—	67	—	—	—	—	67
Stock compensation - directors	—	—	1,917,837	2	493	—	—	—	—	495
Stock compensation - services expense	—	—	4,556,603	5	1,074	—	—	—	—	1,079
Warrants Issued to Dominion	—	—	—	—	5,978	—	—	—	—	5,978
Debt conversion - common stock	—	—	24,939,780	25	5,031	—	—	—	—	5,056
Stock issued for cash	—	—	9,677,419	10	3,746	—	—	—	—	3,756
Stock option exercises	—	—	3,381,878	3	2	—	—	—	—	5
Stock option expense	—	—	—	—	2,415	—	—	—	—	2,415
Acquisition of A Shares	—	—	16,485,714	17	5,874	8	—	—	—	5,891
Stock issued for Umbrla Acquisition	—	—	191,772,781	192	79,630	—	—	—	—	79,822
Stock issued for People's Acquisition	—	—	40,000,000	40	12,140	—	—	—	—	12,180
Stock issued for Silverstreak Acquisition	—	—	9,051,412	9	2,491	—	—	—	—	2,500
Net contribution from non-controlling interest	—	—	—	—	—	—	—	—	—	—
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	—	(604)	(604)
Net loss attributable to Unrivaled Brands, Inc.	—	—	—	—	—	—	—	(31,271)	—	(31,271)
Balance at December 31, 2021	8	$—	496,237,883	521	$392,930	2,308,420	$(808)	$(250,015)	$3,859	$146,487
The accompanying notes are an integral part of the consolidated financial statements.

UNRIVALED BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(31,875)	$(30,871)
Less: Income from discontinued operations	11,186	(22,865)
Net loss from continuing operations	(43,061)	(8,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred tax expense	835	—
Bad debt expense	(3,097)	650
Depreciation and amortization	6,198	3,920
Impairment loss	6,171	19,910
Gain on sale of assets	(3,133)	—
Discount on issuance of common stock	756	—
Gain on debt forgiveness	(86)	—
Gain on sale of investments	(5,337)	—
Amortization of operating lease right of use asset	3,193	857
Loss (gain) on extinguishment of debt	5,976	—
Non-cash interest expense	1,977	1,004
Non-cash portion of severance expense	7,990	—
Stock-based compensation	4,056	2,175
Unrealized gain on investments	—	(29,045)
Other	—	841
Change in operating assets and liabilities:
Accounts receivable	3,029	227
Inventory	1,832	3,575
Prepaid expenses and other current assets	579	461
Other assets	684	(524)
Accounts payable and accrued expenses	(2,636)	(566)
Operating lease liabilities	(1,083)	(1,093)
Net cash provided by / (used in) operating activities - continuing operations	(15,160)	(5,614)
Net cash provided by / (used in) operating activities - discontinued operations	(2,586)	(9,223)
NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES	(17,745)	(14,837)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of property, equipment and leasehold improvements	15,264	20,772
Insurance proceeds for damaged assets	—	452
Issuance of note receivable	—	(250)
Cash from acquisitions	2,309	57
Cash paid for acquisitions	(24,397)	—
Proceeds from sales of investments	39,382	—
Proceeds from sales of assets	—	—
Net cash provided by / (used in) investing activities - continuing operations	32,558	21,031
Net cash provided by / (used in) investing activities - discontinued operations	(11,768)	(9,228)
NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES	20,790	11,803

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	8,500	2,954
Payments of debt principal	(6,774)	(507)
Proceeds from issuance of common stock	3,005	250
Purchase of treasury stock	(228)	—
Cash contribution from non-controlling interest	—	152
Cash distribution to non-controlling interest	—	(145)
Other	—	(8)
Net cash provided by / (used in) financing activities - continuing operations	4,502	2,696
Net cash provided by / (used in) financing activities - discontinued operations	—	—
NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	4,502	2,696

NET CHANGE IN CASH	7,547	(338)
Cash at beginning of period	217	1,226

Cash reclassified to discontinued operations	$(873)	$(671)

CASH AT END OF PERIOD	$6,891	$217

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$633	$1,177

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash Capex	$2,986	$—
Stock issued for the acquisition of OneQor	$—	$9,305
Promissory note issued for severance	$2,100	$—
Stock issued for prior year bonuses	$—	$469
Stock options exercised on a net share basis	$3	$—
Fixed assets in accounts payable	$100	$484
Non-cash consideration for acquisition of Umbrla Inc	$79,032	$—
Non-cash consideration for acquisition of People's, including acquisition liabilities outstanding	$58,749	$—
Non-cash consideration for acquisition of Silverstreak, including acquisition liabilities outstanding	$8,500	$—
Debt principal and interest converted to common stock	$5,056	$2,444
The accompanying notes are an integral part of the consolidated financial statements.

UNRIVALED BRANDS, INC. AND SUBSIDIARIES
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

Unrivaled is a holding company with the following subsidiaries:
•620 Dyer LLC, a California corporation (“Dyer”);
•1815 Carnegie LLC, a California limited liability company (“Carnegie”);
•Black Oak Gallery, a California corporation (“Black Oak”);
•Blüm San Leandro, a California corporation (“Blüm San Leandro”);
•MediFarm, LLC, a Nevada limited liability company (“MediFarm”);
•MediFarm I, LLC, a Nevada limited liability company (“MediFarm I”);
•121 North Fourth Street, LLC, a Nevada limited liability company ("121 North Fourth")
•OneQor Technologies, Inc., a Delaware corporation ("OneQor")
•UMBRLA, Inc., a Nevada corporation ("UMBRLA")
•Halladay Holding, LLC (“Halladay”)
•People's First Choice, LLC, a California limited liability company ("People's")
•Silverstreak Solutions, Inc, a California corporation ("Silverstreak")

The Company is a multi-state operator (MSO) with retail, production, distribution, and cultivation operations, with an emphasis on providing the highest quality of medical and adult use cannabis products. From the acquisition of UMBRLA, the Company has multiple cannabis lifestyle brands. The Company is home to Korova, a brand of high potency products across multiple product categories, currently available in California, Oregon, Arizona, and Oklahoma. Other Company brands include Cabana, a boutique cannabis flower brand, and Sticks, a mainstream value-driven cannabis brand, active in California and Oregon. With the acquisition of People’s First Choice, the Company operates the premier cannabis dispensary in Orange County California. The Company also owns dispensaries in California which operate as The Spot in Santa Ana, Blum in Oakland and Silverstreak in San Leandro. The Company also has licensed distribution facilities in Portland, Los Angeles, and Sonoma County.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Securities Exchange Commission (“SEC”) Form 10-K and Regulation S-X and reflect the accounts and operations of the Company and those of our subsidiaries in which we have a controlling financial interest. In accordance with the provisions of FASB or ASC 810, “Consolidation”, we consolidate any variable interest entity (“VIE”), of which we are the primary beneficiary. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. We do not consolidate a VIE in which we have a majority ownership interest when we are not considered the primary beneficiary. We evaluate our relationships with all the VIEs on an ongoing basis to reassess if we continue to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of operations and cash flows for the years ended December 31, 2021 and 2020 have been included.
Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. In an effort to achieve liquidity that would be sufficient to meet all of our commitments, we have undertaken a number of actions, including minimizing capital expenditures and reducing recurring expenses. However, we believe that even after taking these actions, we will not have sufficient liquidity to satisfy all of our future financial obligations. The risks and uncertainties surrounding our ability to raise capital, our limited capital resources, and the weak industry conditions impacting our business raise substantial doubt as to our ability to continue as a going concern. See Note 23 – ”Going Concern” of the Notes to Consolidated Financial Statements for additional information.
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
Trade and other Receivables
The Company extends non-interest bearing trade credit to its customers in the ordinary course of business which is not collateralized. Accounts receivable are shown on the face of the consolidated balance sheets, net of an allowance for doubtful accounts. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends, in determining the allowance for doubtful accounts. The Company does not accrue interest receivable on past due accounts receivable. The reserve for doubtful accounts was $3.68 million and nil as of December 31, 2021 and 2020, respectively.
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
Notes Receivable
The Company reviews all outstanding notes receivable for collectability as information becomes available pertaining to the Company’s inability to collect. An allowance for notes receivable is recorded for the likelihood of non-collectability. The Company accrues interest on notes receivable based net realizable value. The allowance for uncollectible notes was nil as of December 31, 2021 and 2020, respectively.
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

The Company records its investment in Edible Garden AG, Inc. at fair value. On March 30, 2020, Edible Garden Corp., a wholly-owned subsidiary of Terra Tech Corp. (the "Company"), entered into and closed an Asset Purchase Agreement (the "Purchase Agreement") with Edible Garden AG Incorporated ("Edible Garden", or the "Purchaser"), pursuant to which Edible Garden sold and the Purchaser purchased substantially all of the assets of Edible Garden (the "Business"). The consideration paid for the Business included two option agreements to purchase up to a 20% interest in the Purchaser for a nominal fee. The first option gave the Company the right to purchase a 10% interest in the Purchaser for one dollar at any time between the one and five-year anniversary of the transaction, or at any time should a change in control event or public offering occur. The second option gave the Company the right to purchase an additional 10% interest in the Purchaser for one dollar at any point prior to the five-year anniversary of the transaction. During the year ended December 31, 2021, the Company exercised its options and acquired 5,000,000 shares of Edible Garden AG, Inc.'s common stock for two dollars. During 2021, the Company concluded that the investment in Edible Garden was impaired and recorded an impairment charge of $0.33 million, which is included in "Net Income from Discontinued Operations" for the year ended December 31, 2021.

The following tables present the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of December 31, 2020:

Investments as of December 30, 2020:	Amount	Level 1	Level 2	Level 3
Warrants to acquire shares of HydroFarm	$10,195	$—	$10,195	$—
Shares of HydroFarm	23,850	—	23,850	—
Option to acquire common shares of Edible Garden:	330	—	—	330

Total	$34,375	$—	$34,045	$330
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
The Company recognizes revenue from cultivation, manufacturing and distribution product sales when our customers obtain control of our products. Revenue is recorded when the customer is determined to have taken control of the product. This determination is based on the customer specific terms of the arrangement and gives consideration to factors including, but not limited to, whether the customer has an unconditional obligation to pay, whether a time period or event is specified in the arrangement and whether the Company can mandate the return or transfer of the products. Revenue is recorded net of taxes collected from customers that are remitted to governmental authorities with collected taxes recorded as current liabilities until remitted to the relevant government authority.

Disaggregation of Revenue
The table below includes revenue disaggregated by geographic location for the years ended December 31, 2021 and 2020:

	(in thousands)
	2021	2020

California	$42,120	$6,161
Oregon	5,553	—
Total	$47,673	$6,161
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
Advertising Expenses
The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.” Advertising expenses from continuing operations totaled $1.29 million and $0.19 million in the years ended December 31, 2021 and 2020, respectively.
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
Income Taxes
The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”. The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. At December 31, 2020, such net operating losses were offset entirely by a valuation allowance. At December 31, 2021, we have released the valuation allowance due to our net deferred tax liability position.
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
Loss Per Common Share
In accordance with the provisions of ASC 260, “Earnings Per Share,” net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the years ended December 31, 2021 and 2020. Therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for all years presented.
Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	Year Ended December 31,
	2021	2020

Common stock warrants	30,677,637	1,076,555
Common stock options	88,251,380	17,492,830

	118,929,017	18,569,385
Recently Adopted Accounting Standards
FASB ASU No. 2020-06 “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” – Issued in August 2020, ASU 2020-06 simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. By removing the separation model, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and the interest rate on convertible debt instruments will typically be closer to the coupon interest rate when applying the guidance in Topic 835, Interest. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those years. The Company adopted ASU 2020-06 as of January 1, 2021, utilizing the modified retrospective method of adoption. As a result of adoption of the new standard, previously recognized beneficial conversion features for convertible debt instruments outstanding as of January 1, 2021 were removed from additional paid-in capital and the debt discount. A cumulative impact adjustment was recorded to account for a reduction in interest expense due to a decrease in the discount, which is recognized as interest expense upon conversion of the convertible notes. The January 1, 2021 cumulative effect adjustment to the Company’s financial position was as follows (in thousands):

	As Reported	Cumulative Effect Adjustment	As Reported
	December 31, 2020		January 1, 2021
Additional Paid-In Capital	$275,060	$1,071	$276,131
Accumulated Deficit	$219,803	$(1,059)	$218,744
Debt Discount	$50	$(12)	$38

FASB ASU No. 2019-12, “Simplifying the Accounting for Income Taxes” - Issued in December 2020, ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted the standard January 1, 2021. Adoption had no material impact on the Company’s financial position or results of operations..
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
NOTE 3 – CONCENTRATIONS OF BUSINESS AND CREDIT RISK
The Company maintains cash balances in several financial institutions that are insured by either the Federal Deposit Insurance Corporation or the National Credit Union Association up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations and it maintains significant cash on hand at certain of its locations. The Company has not historically experienced any material loss from carrying cash on hand. The amount in excess of insured limitations was $5.42 million and $0.06 million as of December 31, 2021 and 2020, respectively.
The Company provides credit in the normal course of business to its customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. There were no customers that comprised more than 10.0% of the Company's revenue for the years ended December 31, 2021 and 2020.
The Company sources cannabis products for retail, cultivation and production from various vendors. However, as a result of the new regulations in the State of California, the Company’s California retail, cultivation and production operations must use vendors licensed by the State effective January 1, 2018. As a result, we are dependent upon the licensed vendors in California to supply products as of that date. If the Company is unable to enter into a relationship with sufficient members of properly licensed vendors, the Company’s sales may be impacted. During the years ended December 31, 2021 and 2020, we did not have any concentration of vendors for inventory purchases. However, this may change depending on the number of vendors who receive appropriate licenses to operate in the State of California.
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
In November 2021, Nuleaf entered a definitive agreement with Jushi Holdings Inc to acquire NuLeaf, Inc. together with its subsidiaries and affiliated companies with an expected closing in 2022. Nuleaf operations are considered held for sale as of December 31, 2021 and are therefore included in Discontinued Operations as of and for the years ended December 31, 2021 and 2020.

During the year ended December 31, 2021, revenue and net loss attributed to NuLeaf was $12.90 million and $0.69 million, respectively. During the year ended December 31, 2020, revenue and net loss attributed to NuLeaf was $8.13 million and $4.08 million, respectively. The aggregate carrying values of Sparks Cultivation, LLC and NuLeaf Reno Production, LLC assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows:

	(in thousands)
	December 31, 2021	December 31, 2020
Current assets:
Cash	$1,544	$671
Accounts receivable, net	1,553	483
Inventory	1,359	3,118
Prepaid expenses and other current assets	39	21
Total current assets	4,495	4,293

Property, equipment and leasehold improvements, net	5,099	7,442
Other assets	295	395

TOTAL ASSETS	$9,889	$12,130

Liabilities:
Total current liabilities	$350	$396
Total long-term liabilities	184	307

TOTAL LIABILITIES	$534	$703

NOTE 5 – INVESTMENTS IN UNCONSOLIDATED AFFILIATES
Hydrofarm
On August 28, 2018, the Company entered into a Subscription Agreement with Hydrofarm Holdings Group, Inc. (“Hydrofarm”), one of the leading independent providers of hydroponic products in North America, pursuant to which the Company agreed to purchase from Hydrofarm and Hydrofarm agreed to sell to the Company 2,000,000 “Units”, each Unit consisting of one share of common stock and one warrant to purchase one-half of a share of common stock for an initial exercise price of $5.00 per share, for $2.50 per Unit for an aggregate purchase price of $5.00 million. The investment in Hydrofarm was recorded at cost and was included in other assets on the consolidated balance sheet as of December 31, 2020.
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
Upon closing of Hydrofarm’s initial public offering, the Company determined that the investment in Hydrofarm no longer qualifies to be stated at cost, as the equity security has a readily determinable value and therefore should be recorded at fair value. In the fourth quarter of 2020, the Company recorded its investment in Hydrofarm of 593,261 common shares and the warrants to acquire an additional 296,630 of Hydrofarm common stock at an exercise price of $16.86, at their respective fair values. The difference in basis was recorded in current period earnings.

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
Edible Garden
On March 30, 2020, Edible Garden Corp. (“Edible Garden”), a wholly-owned subsidiary of Terra Tech Corp. (the “Company”), entered into and closed an Asset Purchase Agreement (the “Purchase Agreement”) with Edible Garden Incorporated (the “Purchaser”), pursuant to which Edible Garden sold and the Purchaser purchased substantially all of the assets of Edible Garden (the “Business”). The consideration paid for the Business included two option agreements to purchase up to a 20% interest in the Purchaser for a nominal fee. The first option gives the Company the right to purchase a 10% interest in the Purchaser for one dollar at any time between the one and five-year anniversary of the transaction, or at any time should a change in control event or public offering occur. The second option gives the Company the right to purchase an additional 10% interest in the Purchaser for one dollar at any point prior to the five-year anniversary of the transaction. During the year ended December 31, 2021, the Company exercised its options and acquired 5,000,000 shares of Edible Garden's common stock for a nominal fee. Refer to Note 16, "Fair Value Measurements" for additional information.
NOTE 6 – INVENTORY
Raw materials consist of materials and packaging for manufacturing of products owned by Unrivaled Brands. Work-in-progress consists of cultivation materials and live plants grown at Black Oak Gallery and Hegenberger. Finished goods consists of cannabis products sold in retail and distribution.
Inventory as of December 31, 2021 and 2020 consisted of the following:

	(in thousands)
	December 31, 2021	December 31, 2020

Raw materials	$2,258	$—
Work-in-progress	1,077	392
Finished goods	3,844	367

Total inventory	$7,179	$759

NOTE 7 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET
Property, equipment, and leasehold improvements, net consists of the following:

	(in thousands)
	December 31, 2021	December 31, 2020

Land and building	$7,788	$206
Furniture and equipment	3,873	1,135
Computer hardware	348	152
Leasehold improvements	14,409	5,850
Vehicles	1,142	123
Construction in progress	1,832	8,500

Subtotal	29,392	15,966
Less accumulated depreciation	(5,663)	(3,336)

Property, equipment and leasehold improvements, net	$23,729	$12,630
Depreciation expense related to property, equipment and leasehold improvements for the years ended December 31, 2021 and 2020 was $2.06 million and $1.37 million, respectively.

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL
Goodwill
Goodwill arises from the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired less assumed liabilities.
Goodwill is reviewed annually for impairment or more frequently if impairment indicators arise. The Company conducts its annual goodwill impairment assessment as of the last day of the third quarter, or more frequently under certain circumstances. For the purpose of the goodwill impairment assessment, the Company has the option to perform a qualitative assessment (commonly referred to as “step zero”) to determine whether further quantitative analysis for impairment of goodwill or indefinite-lived intangible assets is necessary or a quantitative assessment (“step one”) where the Company estimates the fair value of each reporting unit using a discounted cash flow method (income approach). Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment. The balance of goodwill at December 31, 2021 and 2020 was $48.13 million and $6.17 million, respectively.
The table below summarizes the changes in the carrying amount of goodwill:

Balance at December 31, 2019	$21,471
Impairment	(15,300)
Balance at December 31, 2020	6,171
Goodwill arising from acquisitions	48,132
Impairment	(6,171)
Balance at December 31, 2021	$48,132
The Company tests for impairment annually on September 30, and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value may be impaired. During the first quarter of 2020, the impact of COVID-19 on the retail industry as well as uncertainty around when the Company would be able to resume its normal operations contributed to a significant and prolonged decline in the Company’s stock price, resulting in the market capitalization of the Company falling below its carrying value. As a result, management determined that a triggering event had occurred as it was more likely than not that the carrying values of the Black Oak Gallery reporting unit exceeded its fair value. Accordingly, the Company performed a quantitative assessment of the fair value of Black Oak Gallery’s goodwill as of March 31, 2020 using a market capitalization approach. This analysis resulted in an impairment charge of $4.20 million recorded in the first quarter of 2021. The goodwill impairment charge was measured as the amount by which the carrying amount of the reporting unit, including goodwill, exceeded its fair value.
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
We recorded an impairment loss of $6.17 million following the performance of our 2021 annual goodwill impairment test, which was performed as of September 30, 2021 and was completed during the fourth quarter of 2021. The impairment loss represented the excess of the carrying value of our Black Oak Gallery reporting unit over the estimated fair value based on a discounted cash flow analysis. The impairment recognizes the impact of COVID-19 on the financial performance of Black Oak Gallery's operations, as well as declines in our forecasted revenue and earnings.
The impairment charges relating to goodwill and other assets are presented in the “Impairment of Assets” line in the Consolidated Statements of Operations.
Intangible Assets, Net
Intangible assets consisted of the following as of December 31, 2021 and 2020:

	(in Thousands)
		December 31, 2021			December 31, 2020
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizing Intangible Assets:
Customer Relationships	3 to 5	$7,400	$(7,400)	$—	$7,400	$(7,400)	$—
Trademarks and Patent	2 to 8	4,500	(750)	3,750	196	(187)	9
Operating Licenses	14	100,701	(6,864)	93,837	10,270	(3,485)	6,785

Total Amortizing Intangible Assets		112,601	(15,014)	97,587	17,866	(11,072)	6,794

Non-Amortizing Intangible Assets:
Trade Name	Indefinite	32,050	—	32,050	920	—	920

Total Non-Amortizing Intangible Assets		32,050	—	32,050	920	—	920

Total Intangible Assets, Net		$144,651	$(15,014)	$129,637	$18,786	$(11,072)	$7,714

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
During 2021, the impact of COVID-19 on the retail industry had a negative impact on our revenues and management was forced to limit store operating hours due to the pandemic. Management believes the COVID-19 outbreak will continue to have a material negative impact on the Company’s financial results. These factors, including management’s revised forecast for the future performance of our Black Oak Gallery reporting unit, indicated the carrying value of Black Oak Gallery’s customer relationships and trade name may not be recoverable. Management evaluated the recoverability of the customer relationships using level 3 inputs and a probability-weighted approach to assess the potential impact of a long-term decline in our existing customer base due to the COVID-19 pandemic. The recoverability test indicated that the book value of customer relationships exceeded fair value. As a result, the Company recognized impairment charges of $0.46 million during 2021.
The company evaluates impairment of the Black Oak Gallery trade name using level 3 inputs and an income approach. The recoverability test indicated that the fair value of the trade name exceeded the book value. Accordingly, no impairment charge has been recognized.
The Company recorded amortization expense of $3.39 million and $2.55 million for the years ended December 31, 2021 and 2020, respectively. Based solely on the amortizable intangible assets recorded as of December 31, 2021, the Company estimates amortization expense for the next five years to be as follows:

	(in thousands)
	Year Ending December 31,
	2022	2023	2024	2025	2026 and thereafter	Total
Amortization expense	$9,443	$8,693	$7,193	$7,193	$65,065	$97,587
Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes.
NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consist of the following:

	(in thousands)
	December 31, 2021	December 31, 2020

Accounts Payable	$16,804	$6,027
Tax Liabilities	5,147	337
Accrued Payroll and Benefits	1,409	782
Current Lease Liabilities	3,120	694
Other Accrued Expenses	5,423	385

Total Accounts Payable and Accrued Expenses	$31,903	$8,225

NOTE 10 – NOTES PAYABLE
Notes payable consists of the following:

	(in thousands)
	December 31, 2021	December 31, 2020
Promissory note dated January 18, 2018, issued for the purchase of real property. The promissory note is collateralized by the land and building purchased and matures January 18, 2022. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter. The full principle balance and accrued interest are due at maturity. In the event of default, the note is convertible at the holder's option.	6,500	$6,500
Promissory note dated October 5, 2018, issued for the purchase of real property. Matured October 5, 2021. The promissory note bore interest at 12.0% for year one and escalated 0.5% per year thereafter up to 13.5%. In the event of default, the note was convertible at the holder's option.	—	1,600
Promissory note dated June 11, 2019, issued to accredited investors, which matured December 31, 2021 and bore interest at a rate of 7.5% per annum. The conversion price was the lower of $4.50 or 87% of the average of the two (2) lowest VWAPs in the thirteen (13) trading days prior to the conversion date.	—	2,800
Promissory note dated October 21, 2019, issued to accredited investors, which matured April 21, 2021 and bore interest at a rate of 7.5% per annum. The conversion price was the lower of $4.50 or 87% of the average of the two (2) lowest VWAPs in the thirteen (13) trading days prior to the conversion date.	—	725
Secured promissory note dated December 30, 2019, issued to Matthew Lee Morgan Trust (a related party), which matured January 30, 2021, and bore interest at a rate of 10% per annum.	—	500
Secured promissory note dated January 10, 2020, issued to an unaffiliated third party. The note matured on July 10, 2021 and bore interest at a rate of 15.0% per annum.	—	1,000
Promissory note dated July 29, 2020, issued to an unaffiliated third party. The note bore interest at a rate of 8% per annum and matured on April 28, 2021.	—	1,000
Promissory note dated May 4, 2020, issued to Harvest Small Business Finance, LLC, an unaffiliated third party. The loan is part of the Paycheck Protection Program ("PPP Loan") offered by the U.S. Small Business Administration. The interest rate on the note is 1.0%. The note requires interest and principle payments seven months from July 2020. The note matures on May 4, 2022.	562	562
Unsecured promissory note dated January 22, 2021, issued to Michael Nahass (a related party), which matures January 25, 2022, and bears interest at a rate of 3% per annum.	1,050
Convertible promissory note dated January 25, 2021, issued to accredited investors, which matures July 22, 2022 and bears interest at a rate of 3% per annum. The conversion price is $0.175 per share.	3,500
Promissory note dated July 27, 2021, issued to Arthur Chan, which matures July 26, 2024, and bears interest at a rate of 8% per annum.	2,500
Senior Secured Promissory Note dated November 22, 2021 issued to Dominion Capital LLC, which matures on February 22, 2022 and bears interest at a rate of 12% per annum.	2,500
Unsecured promissory note without interest owed to a related party. The loan, which is paid in 20 equal installments, matures on August 1, 2022.	90
Promissory note dated June 1, 2020, issued as part of the Paycheck Protection Program ("PPP Loan") offered by the U.S. Small Business Administration. The interest rate on the note is 1.0%. The note matures on June 1, 2022.	297
Line of credit agreement entered on March 31, 2021, which matures on March 31, 2022 and bears interest of 2.9% per 30 days.	4,500
Promissory note dated October 1, 2021, issued to Sterling Harlan as part of the SilverStreak Solutions acquisition. The interest rate on the note is 3%. The note matures April 1, 2022.	2,000
Promissory note dated October 1, 2021, issued to Sterling Harlan as part of the SilverStreak Solutions acquisition. The interest rate on the note is 3%. The note matures October 1, 2022.	2,500

Secured promissory note dated November 22, 2021 issued to People's California, LLC, which matures on November 22, 2023 and bears interest at a rate of 8% per annum. Payments due include $2.00 million plus accrued interest for the first twelve months followed by payments of $1.00 million plus accrued interest until maturity.	28,569
Promissory note dated May 1, 2019, assumed by the Company on July 1, 2021 in connection with the purchase of real property, from a related party. The note matures on May 15, 2039 and bears interest at a rate of 9.89% per annum.	2,954

Notes payable - promissory notes	$57,522	$14,687
Vehicle loans	204	29
Less: Short term debt	(45,749)	(8,033)
Less: Debt discount	(1,971)	(51)
Net Long Term Debt	$10,006	$6,632
Scheduled Maturities of Debt
Scheduled maturities of debt are as follows:

	(in thousands)
	Year Ending December 31,
	2022	2023	2024	2039	Total
Total Debt	$45,749	$6,523	$2,500	$2,954	$57,726

Series A Preferred Stock Purchase Agreement

On January 22, 2021, the Company entered into a Series A Preferred Stock Purchase Agreement with Michael A. Nahass, pursuant to which the Company agreed to purchase from Mr. Nahass the four shares of the Company’s Series A Preferred Stock held by Mr. Nahass for an aggregate purchase price of $3.10 million, of which (i) $1.00 million was paid in cash, (ii) $1.05 million was paid in the form of an unsecured promissory note bearing interest at the rate of 3% and maturing on July 25, 2021 and (iii) $1.05 million is in the form of an unsecured promissory note bearing interest at the rate of 3% and maturing on or about January 25, 2022.
Mortgages
Carnegie Mortgage
On November 22, 2017, the Company entered into a $4.50 million promissory note for the purchase of land and a building in California with a third-party creditor. The promissory note is collateralized by the land and building purchased and matures in December 1, 2020. The interest rate for the first year is 12.0% and increases 0.5% per year through 2021. Payments of interest only were due monthly. The full principal balance and accrued interest were paid upon sale of the real estate during 2021.
Dyer Mortgage
On January 18, 2018, the Company entered into a $6.50 million promissory note for the purchase of land and a building in California with a third-party creditor. As part of the closing of the purchase of land, the Company issued warrants with a value of approximately $0.16 thousand and paid a cash fee of $0.20 million. The warrants and cash fee were recorded as a debt discount. The unamortized balance of such discount as of December 31, 2021 and 2020 was $0.04 million and $0.14 million, respectively. The interest rate for the first year was 12.0% and increased 0.5% per year, up to 13.0%, through 2021. Payments of interest are due monthly, while the principal balance is due at maturity.
On January 7, 2021, the Company executed an amendment to the terms of the promissory note. The amendment extended the maturity date from January 18, 2021 to January 18, 2022. 620 Dyer paid a 1% fee to extend the maturity date.
4th Street Mortgage
On October 5, 2018, the Company entered into a $1.60 million promissory note for the purchase of a building in Nevada with a third-party creditor. The promissory note is collateralized by the building purchased and matures in October 5, 2021.

The interest rate for the first year is 12.0% and increases 0.5% per year through 2020. Payments of interest only are due monthly, while the full principal balance is due at maturity. The full principal balance and accrued interest were paid upon sale of the real estate during 2021.
2018 Master Securities Purchase Agreement and Convertible Promissory Notes
In March 2018, the Company entered into the 2018 Master Securities Purchase Agreement with an accredited investor pursuant to which the Company sells to the accredited investor 7.5% Senior Convertible Promissory Notes in eight tranches averaging $5.00 million, for a total of $40.00 million. The Company converted $1.98 million of convertible notes into the Company’s common stock during the year ended December 31, 2021. As of December 31, 2021, $3.50 million of principal remains outstanding.
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
During the years ended December 31, 2021 and 2020, the Company converted debt and accrued interest into 24,939,780 and 31,086,209 shares of the Company’s common stock, respectively.

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

Management performed an analysis to determine the appropriate accounting treatment of the above transactions and concluded (1) a troubled debt restructuring had not occurred, and (2) as the total change in cash flows was greater than 10% of the carrying value of the debt, the transactions should be treated as a debt extinguishment for accounting purposes. A loss on extinguishment of debt of $5.98 million, equal to the difference between the carrying value of the old debt and the reacquisition price, was recognized in current period earnings.

Debt Assumed in the UMBRLA Acquisition

On July 1, 2021, upon the closing of the UMBRLA acquisition, the Company assumed debt instruments consisting of the following:

Line of Credit: A line of credit agreement with Bespoke Financial, Inc. The line of credit is for the lesser of a maximum draw amount of $4.5 million and a borrowing base consisting of eligible accounts receivable inventory and cash that serves as collateral. The line of credit accrues interest at a rate of 2.9% every 30 days and expires on March 31, 2022. The total outstanding balance on the line of credit was $4.50 million as of December 31, 2021.

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

Related Party Promissory Note: On January 1, 2021, UMBRLA issued an unsecured promissory note with a principal balance of $0.20 million to a related party. No interest accrues on the note, except in the case of default, when the note bears 4.0% of interest. Principal payments on the note are due in monthly installments. As of December 31, 2021, the outstanding principal on the note was $0.09 million.

Debt Assumed in the Acquisition of People's Choice

During the year ended December 31, 2021, in connection with the acquisition of People's Choice, the Company issued a secured promissory note in a principal amount of $30.6 million as partial consideration under the purchase agreement. The note accrues interest on the basis of a 360-day year at a fixed rate of eight percent (8%) per annum and matures on November 22, 2023. The Company agreed to pay the principal balance on the note in monthly installments, commencing on December 1, 2021. The note, of which $28.6 million remained outstanding as of December 31, 2021, is secured by the Company's membership interests in 620 Dyer LLC. The unamortized discount on the note was $1.93 million as of December 31, 2021.

On January 1, 2021, People’s First Choice, LLC issued an unsecured promissory note with a principal balance of $5.00 million to a related party. Interest on the note accrues at a rate of 10.00% per annum, compounded quarterly. The note matures on June 30, 2022. The Company may prepay the note in whole or in part without premium or penalty, provided that any partial payment shall first be credited first to interest then due and payable. The note was fully repaid as of December 31, 2021.

Debt Assumed with Purchase of Halladay Holding, LLC.

On July 1, 2021, the Company entered into a Membership Interest Purchase Agreement with Nicholas Kovacevich and Dallas Imbimbo, who are Directors of the Company, pursuant to which the Company acquired 100% of the outstanding membership interests in Halladay Holding, LLC from Mr. Kovacevich and Mr. Imbimbo. Halladay Holding, LLC is the owner of real property located at 3242 S. Halladay Street, Santa Ana, CA 92705, where the Company operates a cannabis dispensary and maintains its principal office space. Upon consummation of the agreement, the Company assumed a mortgage, which had an outstanding balance of $2.97 million as of December 31, 2021. The loan, which accrues interest at a rate of 9.89% per annum, matures on May 1, 2039.
Debt Assumed in the Acquisition of Silverstreak Solutions, Inc. ("Silverstreak")

During the year ended December 31, 2021, in connection with the acquisition of Silverstreak, the Company issued (i) a $2,000,000 unsecured promissory note, with an interest rate of 3% per annum and a maturity date six months after closing of the purchase, and (ii) a $2,500,000 unsecured promissory note with an interest rate of 3% per annum and a maturity date of twelve months after the closing of the transaction.
Additional Financing Arrangements
On December 30, 2019, the Company issued a promissory note to Matthew Lee Morgan Trust (a related party), which matures on January 30, 2021. The note accrues interest at a rate of 10% per annum. The note was converted into 1,428,571 shares of the Company’s common stock in January of 2021.
On January 10, 2020, the Company issued a promissory note to Arthur Chan, an unaffiliated third party, in the amount of $1.00 million dollars. The note accrues interest at a rate of 15.00% per annum and matures on January 10, 2021. The note is secured by the Company’s real estate located at 620 E. Dyer Rd., Santa Ana, CA. On January 8, 2021, the Company executed an amendment to the promissory note, which extended the maturity date from January 10, 2021 to July 10, 2021. On July 27, 2021, the Company entered into a Note Termination and Exchange Agreement with Arthur Chan, pursuant to which the Company issued to Mr. Chan 4,548,006 shares of the Company’s common stock at a price of $0.23 per share as payment in full of the principal, interest and fees payable under the Secured Promissory Note issued by the Company to Mr. Chan on January 10, 2020 in the original principal amount of $1.00 million. As a result, the Secured Promissory Note is no longer outstanding. Contemporaneously with the execution of the Exchange Agreement, the Company issued to Mr. Chan a promissory note in the amount of $2.50 million. The new note bears an interest rate of 8% and matures on July 26, 2024.
On May 4, 2020, OneQor Technologies, Inc entered into a Promissory Note dated May 4, 2020 (the “PPP Note”) with Harvest Small Business Finance, LLC (the “Lender”), pursuant to which the Lender agreed to make a loan to the Company under the Paycheck Protection Program (the “PPP Loan”) offered by the U.S. Small Business Administration (the “SBA”) in a principal amount of $0.56 million pursuant to Title 1 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt. The amount that will be forgiven will be calculated in part with reference to OneQor’s full time headcount during the eight week week period following the funding of the PPP loan. The interest rate on the PPP Note is a fixed rate of 1% per annum. To the extent that the amounts owed under the PPP Loan, or a portion of them, are not forgiven, OneQor will be required to make principal and interest payments in monthly installments. The PPP Note matures in two years. The PPP Note includes events of default. Upon the occurrence of an event of default, the lender will have the right to exercise remedies against OneQor, including the right to require immediate payment of all amounts due under the PPP Note.
On July 29, 2020, the Company issued a promissory note to an unaffiliated third party, in the amount of $1.00 million. The note incurs interest at a rate of 8.00% per annum and matured on April 28, 2021.
On November 22, 2021, the Company issued a Senior Secured Promissory Note to Dominion Capital LLC in the amount of $2.50 million, which matures on February 22, 2022 and bears interest at a rate of 12% per annum.
NOTE 11 – LEASES
A lease provides the lessee the right to control the use of an identified asset for a period of time in exchange for consideration. Operating lease right-of-use assets are included in other assets while lease liabilities are a line-item on the Company’s Consolidated Balance Sheets.
Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company determines if an arrangement is a lease at inception. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Most operating leases contain renewal options that provide for rent increases based on prevailing market conditions. The terms used to calculate the right-of-use assets and lease liabilities include the renewal options that the Company is reasonably certain to exercise.
The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, the Company utilizes its secured borrowing rate. Right-of-use assets include any lease payments required to be made prior to commencement and exclude lease incentives. Both right-of-use assets and lease liabilities exclude variable payments not based on an index or rate, which are treated as period costs. The Company’s lease agreements do not contain significant residual value guarantees, restrictions or covenants.
The Company occupies office and other facilities under lease agreements that expire at various dates. In addition, office, production and transportation equipment is leased under agreements that expire at various dates. The Company does not have any significant finance leases. Total operating lease costs for the years ended December 31, 2021 and December 31, 2020 were $2.95 million and $0.69 million, respectively. Short-term lease costs during the 2021 and 2020 fiscal years were not material.
As of December 31, 2021 and December 31, 2020, short term lease liabilities of $3.12 million and $0.69 million are included in “Accounts Payable and Accrued Expenses” on the consolidated balance sheets, respectively. The table below presents total operating right-of-use assets and lease liabilities as of December 31, 2021:

(in thousands)
Operating right-of-use assets	$24,448
Operating lease liabilities	24,436

The table below presents the maturities of operating lease liabilities as of December 31, 2021:

(in thousands) Operating Leases
2022	$5,370
2023	5,301
2024	5,215
2025	4,324
2026	4,209
Thereafter	14,005
Total lease payments	38,424
Less: discount	(13,988)
Total operating lease liabilities	$24,436
The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets:

December 31, 2021
Weighted average remaining lease term (years)	5.71
Weighted average discount rate	11.4%

NOTE 12 – TAX EXPENSE
The provision for income taxes consisted of the following for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
Current:	2021	2020
Federal	108	—
State	860	—
Foreign	—	—
Total current tax expense	968	—

	Year Ended December 31,
Deferred:	2021	2020
Federal	1,112	—
State	(277)	—
Foreign	—
Total deferred tax expense	835	—

Total Tax Provision	1,803	—

The components of deferred income tax assets and (liabilities) are as follows:

	Year Ended December 31,
	2021	2020
Deferred income tax assets:
Options expense	$—	$2,871
Depreciation	—	194
Allowance for Doubtful Accounts	—	291
Accrued Expenses	58	—
Net operating Losses	5,010	19,676

Total	5,068	23,032

Deferred income tax liabilities:
Fixed Assets and Intangibles	(11,094)	—
Leases	(96)	—
Unrealized gain on investments	—	(8,658)
Total	(11,190)	14,374

Valuation allowance	—	(14,374)

Net deferred tax assets (liabilities)	$(6,122)	$—
The net deferred tax liability as of December 31, 2021 is associated with the Company's continuing operations.

The reconciliation between the Company’s effective tax rate and the statutory tax rate is as follows:

	Year Ended December 31,
	2021	2020

Expected Income Tax Benefit at Statutory Tax Rate, Net	$(6,385)	$(6,151)
Changes in income taxes resulting from:
State taxes (net of federal tax benefits)	9,937	(2,045)
Decrease in valuation allowance	(14,375)	(3,727)
Foreign tax rate differential	—	—
Gain/loss on distinguishment of debt	1,255	—
Non-deductible 280E	5,421	2,683
Goodwill impairment	1,296	5,572
Debt discount	239	—
Passthrough and managed	308	713
RTP adjustments and other	4,107	613

Reported income tax expense (benefit)	$1,803	$—
For the years ended December 31, 2021 and 2020, the Company had subsidiaries that produced and sold cannabis or cannabis pure concentrates, subjecting the Company to the limits of Internal Revenue Code (“IRC”) Section 280E. Pursuant to IRC Section 280E, the Company is allowed only to deduct expenses directly related to sales of product. The State of California does not conform to IRC Section 280E and, accordingly the Company is allowed to deduct all operating expenses on its California income tax returns. As the Company files consolidated federal income tax returns, the taxable income generated from its subsidiaries subject to IRC Section 280E has been offset by losses generated by operations not subject to IRC Section 280E.
As of December 31, 2021, the Company had federal net operating loss carryforwards of approximately $16.30 million, which do not expire, but are limited in utilization against 80% of taxable income. As of December 31, 2021, the Company had state net operating loss carryforwards of approximately $17.9 million, which begin to expire in 2038. These tax attributes are subject to an annual limitation from equity shifts, which constitute a change of ownership as defined under IRC Section 382, which will limit their utilization. Management completed an analysis of our owner shifts and believe we underwent ownership changes as defined by Section 382 on May 7, 2018 and July 1,2021. Net operating loss carryforwards have been reduced to reflect the maximum amount available subject to these limitations.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. As of December 31, 2021, we have determined that a valuation allowance is no longer required due to our net deferred tax liability position. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased.
The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. All tax years are subject to examination.
Under ASC 740-10, Income Taxes, we periodically review the uncertainties and judgments related to the application of complex income tax regulations to determine income tax liabilities in several jurisdictions. We use a “more likely than not” criterion for recognizing an asset for unrecognized income tax benefits or a liability for uncertain tax positions. We have determined we have unrecognized assets related to uncertain tax positions for IRC Section 280E as of December 31, 2021. We do not anticipate any significant changes in such uncertainties and judgments during the next twelve months. We settled prior year positions with adjustments to previously filed income tax returns. As of December 31, 2021, we had approximately $8.6 million of unrecognized tax benefits, all of which would affect the effective tax rate if recognized. Of the $8.6 million in unrecognized tax benefits, all of it relates to prior years through our acquisition of UMBRLA.

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

On January 22, 2021, the Company entered into a Resignation and Release Agreement with Derek Peterson, pursuant to which Mr. Peterson agreed to resign from his positions as a director, executive officer and employee of the Company effective immediately upon the Company’s closing of a private placement in the amount of not less than $3,500,000 which occurred on January 25, 2021. In addition, the Company extended the time within which vested common stock options held by Mr. Peterson may be exercised to 150 days after the date of resignation.

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
Common Stock
The Company authorized 990.00 million shares of common stock with $0.001 par value per share. As of December 31, 2021 and 2020, 496.24 million and 194.20 million shares of common stock were outstanding, respectively.
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

NOTE 14 – STOCK-BASED COMPENSATION
Equity Incentive Plans
In the first quarter of 2016, the Company adopted the 2016 Equity Incentive Plan. In the fourth quarter of 2018, the Company adopted the 2018 Equity Incentive Plan. The following table contains information about both plans as of December 31, 2021:

	Awards Reserved for Issuance	Awards Exercised	Awards Outstanding	Awards Available for Grant

2016 Equity Incentive Plan	2,000,000	—	499,953	1,500,047
2018 Equity Incentive Plan	43,976,425	3,875,921	14,409,604	25,690,900
2019 Equity Incentive Plan	84,150,000	34,884	73,014,717	11,100,399
Stock Options
The following table summarizes the Company’s stock option activity and related information for the year ended December 31, 2021 and 2020:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In- the-Money Options
Options Outstanding as of December 31, 2019	12,365,295	$1.61

Options Granted	12,803,918	$0.08
Options Exercised	—	$—
Options Forfeited	(7,203,334)	$1.19
Options Expired	(473,049)	$1.51
Options Outstanding as of December 31, 2020	17,492,830	$0.41

Options Granted	88,627,220	$0.23
Options Exercised	(3,910,805)	$0.08
Options Forfeited	(13,547,745)	$0.15
Options Expired	(410,120)	$0.41

Options Outstanding as of December 31, 2021	88,251,380	$0.20	8.8 years	$10,334,294
Options Exercisable as of December 31, 2021	35,661,302	$0.27	7.6 years	$3,591,052
The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price of $0.26 on December 31, 2021 and the exercise price of options, multiplied by the number of options. As of December 31, 2021, there was $7.97 million total unrecognized stock-based compensation. Such costs are expected to be recognized over a weighted-average period of approximately 1.58 years. The weighted average fair value of awards granted was $0.23 and $0.08 during 2021 and 2020, respectively.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following weighted-average assumptions were used to calculate stock-based compensation:

	Year Ended December 31,
	2021	2020
Expected term	5 years	6 years
Volatility	106.7%	104.6%
Risk-Free Interest Rate	0.8%	0.4%
Dividend Yield	0%	0%
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
Stock-Based Compensation Expense
The following table sets forth the total stock-based compensation expense resulting from stock options and restricted grants of common stock to employees, directors and non-employee consultants in the consolidated statement of operations which are included in selling, general and administrative expenses:

	(in thousands, except for number of shares or options) For the Year Ended
	December 31, 2021		December 31, 2020
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense	Number of Shares or Options Granted	Stock- Based Compensation Expense

Stock Options	89,930,019	$2,415	4,174,428	$1,868

Stock Grants:
Employees (Common Stock)	250,000	68	740,580	142
Directors (Common Stock)	1,917,837	494	173,610	105
Non–Employee Consultants (Common Stock)	4,556,603	1,078	715,065	60

Total Stock–Based Compensation Expense		$4,055		$2,175

NOTE 15 – WARRANTS
The following table summarizes warrant activity for the years ended December 31, 2021 and 2020:

	Shares	Weighted- Average Exercise Price

Warrants Outstanding as of January 1, 2020	1,313,459	$2.67
Warrants Issued	—	$—
Warrants Expired	(236,904)	$5.73
Warrants Outstanding as of December 31, 2020	1,076,555	$1.99
Warrants Issued	85,336,515	$0.08
Warrants Exercised	(586,198)	$0.07
Warrants Outstanding as of December 31, 2021	85,826,872	$0.22
The weighted-average exercise price and weighted-average fair value of the warrants granted by the Company during 2021 were as follows:

	For the Year Ended
	December 31, 2021
	Weighted- Average Exercise Price	Weighted- Average Fair Value

Warrants Granted Whose Exercise Price Exceeded Fair Value at the Date of Grant	$0.08	$0.21
Warrants Granted Whose Exercise Price Was Equal or Lower Than Fair Value at the Date of Grant	$—	$—
The Company estimated the fair value of the warrants issued during 2021 utilizing the Black-Scholes option-pricing model with the following weighted-average inputs:

Year Ended December 31, 2021
Volatility	112.6%
Term	3.8 years
Risk-Free Interest Rate	0.2%
Expected Dividend Rate	0.0%
For the years ended December 31, 2021 and 2020, zero warrants were issued in connection with debt and recorded as a debt discount.
NOTE 16 – FAIR VALUE MEASUREMENTS
As of December 31, 2020, the Company owned 593,261 common shares of Hydrofarm, a public company trading on the Nasdaq Global Select Market under the ticker symbol “HYFM.” As of December 31, 2020, the Company’s investment in Hydrofarm is stated at fair value and is presented in the “Short term investments” line within the consolidated balance sheet. As the Hydrofarm shares held by the Company were restricted from sale for a period of 180 days from the date of Hydrofarm’s initial public offering, the fair value of the Company’s investment was estimated utilizing the market price of the common shares at the end of each reporting period (a level one input), less a discount for lack of marketability (a level two input). The discount for marketability was estimated upon consideration of volatility and the length of the lock-up period On December 31, 2020, the HYFM stock price was $52.58 and the investment value was $23.85 million. Changes in the fair value of the Company’s investment are reported in current period earnings.

As of December 31, 2020, the Company held 296,630 warrants to purchase one share of Hydrofarm’s common stock, with an exercise price of $16.86 per share. As the underlying shares are restricted from sale for a period of 180 days from the date of Hydrofarm’s initial public offering, the fair value of the warrants were estimated using the Black-Scholes option pricing model that uses several inputs, including market price of Hydrofarm’s common shares at the end of each reporting period (a level one input), less a discount for lack of marketability (a level two input). The discount for lack of marketability was estimated upon consideration of volatility and the length of the lock-up period. The estimated fair value of the warrants was $10.20 million as of December 31, 2020. Changes in the fair value of the warrants are reported in current period earnings.
On June 16, 2021, the Company completed disposition of 593,261 shares of Hydrofarm common stock and warrants to purchase 296,630 shares of Hydrofarm common stock at a current exercise price of $16.86 per share, for aggregate gross proceeds of $40.76 million in cash pursuant to a Securities Purchase Agreement (the “SPA”) between the Company and two accredited investors.
On March 30, 2020, Edible Garden Corp. (“Edible Garden”), then a wholly-owned subsidiary of the Company, entered into and closed an Asset Purchase Agreement (the “Purchase Agreement”) with Edible Garden Incorporated (the “Purchaser”), pursuant to which Edible Garden sold and the Purchaser purchased substantially all of the assets of Edible Garden (the “Business”). The consideration paid for the Business included two option agreements to purchase up to a 20% interest in the Purchaser for a nominal fee. The first option gives the Company the right to purchase a 10% interest in the Purchaser for one dollar at any time between the one and five-year anniversary of the transaction, or at any time should a change in control event or public offering occur. The second option gives the Company the right to purchase an additional 10% interest in the Purchaser for one dollar at any point prior to the five-year anniversary of the transaction. The second option is automatically terminated upon payment in full of the $3.00 million secured promissory note.
Management estimated the fair value of the options using the Black-Scholes model, utilizing level 3 inputs that included the stock price, annual volatility, and the probability the second option will be terminated due to repayment of the secured promissory note. The estimated fair value of the options was $0.33 million as of December 31, 2020 and the options are included within the “Investments” line within the consolidated balance sheet. During the year ended December 31, 2021, the Company exercised both options and acquired 5,000,000 common shares of the Purchaser for a nominal fee. During 2021, Management concluded that the investment was impaired and recorded an impairment charge of $0.33 million during the fourth quarter of 2021, representing the total amount of the investment.

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
In the view of management, goodwill reflected the future cash flow expectations for OneQor’s market position in the growing CBD industry, synergies and the assembled workforce, at the time of the acquisition. Goodwill recorded for the OneQor transaction is non-deductible for tax purposes. During 2020, Management suspended the operations of OneQor Technologies due to (i) a lack of proper growth in customer acquisition and revenue for this CBD operation during the COVID-19 pandemic and (ii) the overall financial health of the Company as a result of the COVID-19 pandemic and social unrest. During the year ended December 31, 2020, the Company recognized $1.21 million of revenue and a net loss of $12.29 million from OneQor. During the year ended December 31, 2021, the Company recognized a net loss of $0.16 million from OneQor. The results of OneQor's operations are included in Discontinued Operations (see Note 19, "Discontinued Operations").
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
Consideration for the merger consisted of 191,772,781 shares of common stock issued on the acquisition date, 23,424,674 shares of common stock reserved for issuance in one year, and the assumption of all of UMBRLA’s stock options and warrants outstanding as of July 1, 2021. The fair value of the components of the purchase price is summarized below (in thousands):

Purchase Price (in thousands):

Stock	$52,929
Liability for holdback shares	6,465
Stock options assumed	9,695
Warrants assumed	10,733
Less: cash transferred	(1,290)
Total consideration	78,532
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

(in thousands)
Assets acquired
Accounts receivable	3,772
Inventory	6,532
Prepaid & other current assets	1,543
Fixed assets	1,450
Notes receivable	750
Other long-term assets	3
Right-of-use asset	460
Trade name	31,130
Licenses	40,760
Goodwill	16,216
Total assets acquired	$102,617

Liabilities assumed
Accounts payable/accrued expenses	$15,849
Short-term lease liability	118
Long-term lease liability	342
Short-term debt	4,796
Long-term debt	674
Deferred tax liability	499
Uncertain Tax Position	1,806
Total liabilities assumed	$24,084
For the fiscal year ended December 31, 2021, the Company recognized $21.50 million of revenue and a net loss of $6.88 million from UMBRLA. In the view of management, goodwill reflects the future cash flow expectations for UMBLRA market position in the cannabis industry, synergies and the assembled workforce. Goodwill recorded for the UMBRLA transaction is non-deductible for tax purposes.
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
At the first closing of the Acquisition, People’s California shall receive from the Company: (a) a cash payment of $24.00 million less certain outstanding indebtedness and transaction expenses related to the Acquisition; (b) a secured note in an aggregate principal amount of $36.00 million less certain indebtedness; and (c) 40,000,000 shares of Company common stock valued at $0.40 per share, subject to terms and conditions of the agreement by and between the Company and People’s California, which includes a one-year lockup of the shares. The Purchase Agreement is subject to customary indemnification provisions.
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

Purchase Price (in thousands):

Cash	$24,000
Note payable	$33,749
Common stock	$16,000
Less: cash transferred	$(994)
Total consideration	$72,755

The preliminary allocation was based upon the Company’s estimates and assumptions of the assets acquired and liabilities assumed are subject to change within the measurement period pending the finalization of a third-party valuation. The following table summarizes the preliminary allocation of the purchase price:

Assets acquired	(in thousands)
Inventory	662
Prepaids	74
Fixed Assets	554
Right-of-use asset	2,105
Trade name	4,500
Licenses	49,510
Goodwill	20,995
Total assets acquired	$78,400

Liabilities assumed
Accounts Payable/Accruals	$2,586
Short-term lease liability	540
Long-term lease liability	1,565
Deferred tax liabilities	4,775
Total liabilities assumed	$9,466
Silverstreak Solutions
On October 1, 2021, the Company completed the acquisition of Silverstreak Solutions, Inc ("Silverstreak"). Silverstreak became a wholly owned subsidiary of the Company. The acquisition of Silverstreak was accounted for in accordance with ASC 805-10, “Business Combinations.” The preliminary allocation of the purchase price was based upon a preliminary valuation, and the Company’s estimates and assumptions of the assets acquired and liabilities assumed were subject to change within the measurement period pending the finalization of a third-party valuation. The cost approach was utilized to estimate the fair value of the Silverstreak license.
Consideration is comprised of (i) One Million Five Hundred Thousand Dollars ($1,500,000) in cash, (ii) 9,051,412 shares of restricted common stock, par value $0.001 per share, which is equal to the quotient obtained by (a) $2,500,000, by (b) the volume-weighted average price of the Purchaser Shares as reported through Bloomberg for the ten (10) consecutive trading days ending on the business day prior to the Closing, (iii) $2,000,000 in unsecured promissory notes with an interest rate of 3% and due six months after the Closing, and (iv)

$2,500,000 in unsecured promissory notes with an interest rate of 3% and due twelve months after the Closing (the “Twelve-Month Notes”). The fair value of the components of the purchase price is summarized below (in thousands):

Purchase Price (in thousands):
Cash	$1,500
Note payable	4,500
Common stock	2,500
Less: cash transferred	(24)
Total consideration	$8,476
The preliminary allocation was based upon the Company’s estimates and assumptions of the assets acquired and liabilities assumed are subject to change within the measurement period pending the finalization of a third-party valuation. The following table summarizes the preliminary allocation of the purchase price:

Assets acquired	(in thousands)
Inventory	215
Prepaid expenses	6
Fixed assets	257
Licenses	161
Goodwill	10,921
Total assets acquired	$11,561

Liabilities assumed
Accounts payable and accrued expenses	$1,517
Deferred taxes	14
Taxes payable	1,553
Total liabilities assumed	$3,084
Supplemental Pro-Forma Information (Unaudited)
Supplemental information on an unaudited pro-forma basis is reflected as if each of the 2020 and 2021 acquisitions had occurred in the year prior to the year in which each acquisition closed, after giving effect to certain pro-forma adjustments primarily related to the amortization of acquired intangible assets.
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

	For the Year Ended
	12/31/2021	12/31/2020

Pro-forma revenues	$95,867	$88,078
Pro-forma net loss from continuing operations	(36,454)	(1,077)

NOTE 18 – COMMITMENTS AND CONTINGENCIES
California and Oregon Operating Licenses
Unrivaled Brands, Inc entities have operated compliantly and have been eligible for applicable licenses and renewals of our licenses.
NOTE 19 – DISCONTINUED OPERATIONS
NuLeaf
On November 17, 2021, Medifarm III, LLC (“Medifarm”), a wholly-owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with NuLeaf, Inc., a Nevada corporation (“NuLeaf”). Upon the terms and subject to the satisfaction of the conditions described in the Purchase Agreement, Medifarm will sell its fifty percent (50%) of the outstanding membership interests of each of NuLeaf Reno Production, LLC (“NuLeaf Reno”) and NuLeaf Sparks Cultivation, LLC (“NuLeaf Sparks”) to NuLeaf, which currently owns the remaining fifty percent (50%) of the membership interests of NuLeaf Reno and NuLeaf Sparks, for aggregate consideration of $6.5 million in cash. The company will recognize a gain upon completion of the sale of the assets, equal to the difference between the consideration paid and the book value of the assets as of the disposition date, less direct costs to sell, and reflect such loss in discontinued operations upon closing of the transaction, which is expected to occur during 2022.
Nevada Dispensaries
On May 8, 2019, MediFarm LLC, a wholly-owned subsidiary of Terra Tech Corp. (the “Company”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Picksy, LLC (the “Purchaser”) pursuant to which the Company agreed to sell and the Purchaser agreed to purchase substantially all of the assets of the Company related to the Company’s dispensary located at 1130 East Desert Inn Road, Las Vegas, NV 89109 (the “Business”). The aggregate consideration to be paid for the Business is $10.00 million, of which $7.20 million is cash (the “Purchase Price”). A portion of the Purchase Price is payable by the Purchaser pursuant to a 12 month Secured Promissory Note with a principal amount of $2.80 million (the “Note”). The Note is secured by all the assets sold pursuant to the Purchase Agreement. In conjunction with the Note, Purchaser and the Company entered into a Security Agreement granting the Company a security interest in all the assets sold pursuant to the Purchase Agreement. The transaction closed upon receiving all required government approvals during the year ended December 31, 2021. The Company recognized a gain of $5.43 million upon sale of the assets, equal to the difference between the consideration paid and the book value of the assets as of the disposition date, less direct costs to sell, and reflected such gain in income from discontinued operations.
On August 19, 2019, MediFarm I LLC, a wholly-owned subsidiary of Terra Tech Corp. (the “Company”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Picksy Reno, LLC (the “Purchaser”) pursuant to which the Company agreed to sell and the Purchaser agreed to purchase substantially all of the assets of the Company related to the Company’s dispensary located at 1085 S Virginia St Suite A, Reno, NV 89502 (the “Business”). The aggregate consideration to be paid for the Business is $13.50 million, of which $9.30 million is cash (the “Purchase Price”). A portion of the Purchase Price is payable by the Purchaser pursuant to a 12 month Secured Promissory Note with a principal amount of $4.20 million (the “Note”). The Note is secured by all the assets sold pursuant to the Purchase Agreement. In conjunction with the Note, Purchaser and the Company entered into a Security Agreement granting the Company a security interest in all the assets sold pursuant to the Purchase Agreement. The transaction closed upon receiving all required government approvals during the year ended December 31, 2021. The Company recognized a gain of $2.37 million upon sale of the assets, equal to the difference between the consideration paid and the book value of the assets as of the disposition date, less direct costs to sell, and reflected such gain in income from discontinued operations.
On April 15, 2020, MediFarm LLC, a wholly-owned subsidiary of Terra Tech Corp. (the “Company”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Natural Medicine, LLC, a non-affiliated third party (the “Purchaser”) pursuant to which the Company agreed to sell and the Purchaser agreed to purchase substantially all of the assets of the Company related to the Company’s dispensary located at 3650 S. Decatur Blvd., Las Vegas, NV. The aggregate consideration to be paid for the Business is $5.25 million, of which $2.50 million is cash and $2.75 million is payable by the Purchaser pursuant to a 12-month Secured Promissory Note bearing 8% interest per annum, which is secured by all of the assets sold pursuant to the Purchase Agreement. The transaction closed upon receiving all required government approvals during the year ended December 31, 2021. The Company recognized a gain of $5.03 million upon sale of the assets, equal to the difference between the consideration paid and the book value of the assets as of the disposition date, less direct costs to sell, and reflected such gain in income from discontinued operations.

Real Estate
As of December 31, 2020, the Company classified real property in Las Vegas, NV as available-for-sale, as it met the criteria of ASC 360-10-45-9. On August 9, 2021, the Company sold the property for $2.60 million in cash to 117 Real Estate Holdings LLC. A loss on the sale of the asset of $0.1 million was recorded during the year ended December 31, 2021 and is presented within net income from discontinued operations.
As of December 31, 2020, the Company classified real property in Santa Ana, CA as available-for-sale, as it met the criteria of ASC 360-10-45-9. On August 10, 2021, the Company entered into a Stock Purchase Agreement with two individuals, pursuant to which the Company sold all of the share of common stock of its wholly-owned subsidiary, 1815 Carnegie Santa Ana, Corp. (“1815 Carnegie”) to those individuals for aggregate consideration of $1.7 million. 1815 Carnegie holds a permit to operate a cannabis dispensary in the City of Santa Ana, CA. On August 12, 2021, the Company also entered into a Supply agreement with an affiliate of purchasers to obtain a right of first refusal to purchase cannabis bulk and distillate to be integrated into the Company cannabis goods and products, as well as a Retail Space Agreement with 1815 Carnegie, pursuant to which the Company will receive guaranteed placement of 15 SKUs at the cannabis dispensary. Each agreement has a term of three years. The Company recorded a gain on the sale of the asset of $1.7 million during the year ended December 31, 2021, which is presented within net income from discontinued operations.
On December 7, 2021, 620 Dyer LLC, a wholly-owned subsidiary of the Company, entered into a Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate (the “PSA”) with FRO III/SMA Acquisitions, LLC (the “Buyer”) pursuant to which the Company agreed to sell and the Buyer agreed to purchase the real property located at 620 East Dyer Road, Santa Ana, CA (the “Property”) for $13.4 million in cash. There is no material relationship between the Company or its affiliates and the Buyer other than in respect of the transactions contemplated by the PSA. The real estate asset was classified as available-for-sale as of December 31, 2021, pending final closing of the PSA.

OneQor
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

The following table summarizes the transaction:

(in thousands)
Total consideration	$3,800

Net book value of assets divested and liabilities transferred
Inventory	23
Prepaid and other current assets	33
Property, plant & equipment	98
Intangible assets and goodwill	6,565
Other long-term assets	54
Lease liability, net of right-of-use asset	(78)
Net book value of assets divested and liabilities transferred	6,695
Loss on sale	$(2,895)
Edible Garden
On March 30, 2020, Edible Garden Corp. (“Edible Garden”), a wholly-owned subsidiary of Unrivaled Brands, Inc. (the “Company”), entered into and closed an Asset Purchase Agreement (the “Purchase Agreement”) with Edible Garden AG Inc. (the “Purchaser”), pursuant to which Edible Garden sold and the Purchaser purchased substantially all of the assets of Edible Garden (the “Business”). The consideration paid for the Business included a five-year $3.00 million secured promissory note bearing interest at 3.5% per annum, which is reflected within the assets under discontinued operations, and two option agreements to purchase up to a 20% interest in the Purchaser for a nominal fee. The first option gives the Company the right to purchase a 10% interest in the Purchaser for one dollar at any time between the one and five-year anniversary of the transaction, or at any time should a change in control event or public offering occur. The second option gives the Company the right to purchase an additional 10% interest in the Purchaser for one dollar at any point prior to the five-year anniversary of the transaction. The second option is automatically terminated upon payment in full of the $3.00 million secured promissory note. During the year ended December 31, 2021, the Company exercised both options and acquired 5,000,000 common shares of the Purchaser for a nominal fee.
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
The expected and completed sales of our Nevada operations, expected and completed sales of real estate assets, and assets divested during the years ended December 31, 2021 and 2020 represent a strategic shift that will have a major effect on the Company’s operations and financial results. As a result, Management determined the results of these components qualified for discontinued operations presentation in accordance with ASC 205, “Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity.”
Operating results for discontinued operations were comprised of the following:

	(in thousands)
	Year ended December 31,
	2021	2020
Total revenues	$12,900	$13,354
Cost of goods sold	7,687	10,905

Gross profit	5,213	2,449

Selling, general and administrative expenses	6,523	10,495
Impairment of assets	—	10,359
Loss on sale of assets	(6,583)	1,962

Income (Loss) from operations	$5,273	$(20,367)

Interest expense	(976)	(565)
Other income (loss)	7,806	12

Income (Loss) from discontinued operations	$12,103	$(20,920)

Income (Loss) from discontinued operations per common share attributable to Terra Tech Corp common stockholders - basic and diluted	$0.02	$(0.03)

The carrying amounts of the major classes of assets and liabilities for the discontinued operations are as follows:

	(in thousands)
	December 31, 2021	December 31, 2020
Cash	1,544	671
Accounts receivable, net	1,553	483
Inventory	1,359	2,152
Prepaid expenses and other assets	39	23
Property, equipment and leasehold improvements, net	17,661	10,207
Other assets	323	582
Assets of discontinued operations	$22,479	$14,118

Accounts payable and accrued expenses	$1,170	$1,380
Short-term Debt	—	—
Deferred gain on sale of assets	—	8,783
Long-term lease liabilities	184	335
Liabilities of discontinued operations	$1,354	$10,498

NOTE 20 – SEGMENT INFORMATION
In 2020 given the limited nature of the company's assets, the Company had only one reportable segment. During 2021, the Company acquired assets and opened new operations, such that it has determined previously insignificant operating segments are now significant and are reportable segments requiring disclosure in accordance with ASC 280. Our reportable segments are as follows:

	(in thousands) Total Revenue		% of Total Revenue
	Year Ended December 31,		Year Ended December 31,
Segment	2021	2020	2021	2020
Cannabis Retail	$24,540	$5,400	51.5%	87.6%
Cannabis Cultivation & Distribution	$23,131	$460	48.5%	7.5%
Corporate and Other	$2	$301	—%	4.9%
Total	$47,673	$6,161	100.0%	100.0%
Cannabis Retail
Either independently or in conjunction with third parties, we operate medical marijuana and adult use cannabis dispensaries in California. All our retail dispensaries offer a broad selection of medical and adult use cannabis products including flower, concentrates and edibles.
Cannabis Cultivation and Distribution
We operate distribution centers in California and Oregon that distribute our own branded products as well as third party products to our own dispensaries and to other non-affiliated medical marijuana and/or adult use cannabis dispensaries.

	(in thousands)
	For the Year Ended December 31, 2021
	Cannabis Retail	Cannabis Cultivation and Distribution	Corporate and Other	Total
Total Revenues	$24,540	$23,131	$2	$47,673
Cost of goods sold	13,706	22,000	—	35,706
Gross Profit	10,834	1,131	2	11,967

Selling, general and administrative expenses	12,327	7,961	27,969	48,257
Impairment of Assets	6,171	—	—	6,171
(Gain) / Loss on sale of assets	—	56	(3,189)	(3,133)
Loss from operations	(7,664)	(6,886)	(24,778)	(39,328)

Other income / (expense):
Extinguishment of debt income / (expense)	—	116	(6,092)	(5,976)
Gain / (loss) on investments	—	—	5,337	5,337
Interest income / (expense)	(85)	(186)	(1,505)	(1,776)
Other income / (loss)	110	85	(628)	(433)
Total other income	25	15	(2,888)	(2,848)

Loss from continuing operations before provision for income taxes	$(7,639)	$(6,871)	$(27,666)	$(42,176)

Total assets at December 31, 2021	$67,821	$476	$203,527	$271,824

	(in thousands)
	For the Year Ended December 31, 2020
	Cannabis Retail	Cannabis Cultivation and Distribution	Corporate and Other	Total
Total Revenues	$5,400	$460	$301	$6,161
Cost of goods sold	2,253	293	972	3,518
Gross Profit	3,147	167	(671)	2,643

Selling, General and Administrative Expenses	7,145	1,307	10,867	19,319
Impairment of Assets	19,910	—	—	19,910
(Gain) / Loss on sale of assets	—	—	—	—
Loss from operations	(23,908)	(1,140)	(11,538)	(36,586)

Other income / (expense):
Interest income/(expense)	—	—	(1,394)	(1,394)
Unrealized gain/(loss) on investments	—	—	29,045	29,045
Other income / (loss)	755	65	109	929
Total other income	755	65	27,760	28,580

Loss before provision for income taxes	$(23,153)	$(1,075)	$16,222	$(8,006)

Total assets at December 31, 2020	$13,342	$37,390	$49,563	$100,294
NOTE 21 – LITIGATION AND CLAIMS
The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued if such disclosure is necessary for the Company’s financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there were no material matters that required an accrual as of December 31, 2021.

The company is currently involved in a breach of contract action brought by former LTRMN, Inc. (“LTRMN”) employee, Kurtis Magee, alleging that he is owed a severance payment pursuant to his separation agreement with LTRMN (signed July 8, 2019). Magee was employed by LTRMN, Inc. for approximately 90 days as the Chief Administrative Officer of the company. When Magee was released from employment with LTRMN, the company negotiated a separation agreement with him that became payable upon the close of the acquisition of LTRMN by UMBRLA, Inc. Shortly thereafter a dispute arose whether Magee breached the separation agreement by using proprietary and confidential information of LTRMN to solicit LTRMN clients, and Magee filed suit in August 2020 seeking contract damages in the amount of $835,000, the amount of the severance payment. LTRMN, UMBRLA, and BRND HOUSE, Inc. are named as parties (“Defendants”). Defendants have successfully defended against two motions for a writ of attachment and a summary judgment motion. On October 27, 2021, Defendants’ demurrer to the First Amended Complaint (“FAC”) was overruled. Plaintiff's deposition is scheduled for April 6, 2022. Trial in this matter is set for December 5, 2022.

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
On December 31, 2019, the Company entered into a secured promissory note agreement with the Matthew Lee Morgan Trust, which is affiliated with Matthew Morgan, formerly the Chief Executive Officer of OneQor. The note matured on January 30, 2021, and bears interest at a rate of 10% per annum. The note was converted into the Company’s common stock at maturity.
During the fiscal year ended December 31, 2020, the Company issued promissory notes totaling $1.80 million to OneQor. Derek Peterson and Mike Nahass, formerly the Chief Executive Officer and Chief Operating Officer, respectively, had minority ownership interests in OneQor. At the end of the fiscal year, management made the decision to fully-reserve for these loans due to their confidence in the completion of the merger with OneQor, which would result in the cancellation of these loans.
On July 1, 2021, the Company entered into a Membership Interest Purchase Agreement with Nicholas Kovacevich and Dallas Imbimbo, pursuant to which the Company acquired 100% of the outstanding membership interests in Halladay Holding, LLC from Mr. Kovacevich and Mr. Imbimbo. Halladay Holding, LLC is the owner of real property located at 3242 S. Halladay Street, Santa Ana, CA 92705, where the Company operates a cannabis dispensary and maintains its principal office space. Pursuant to the Purchase Agreement, as consideration for the Acquisition, the Company paid Mr. Kovacevich and Mr. Imbimbo an aggregate purchase price of $4.60 million in cash. The Company had an independent third-party perform a valuation of the Property prior to entering into the Purchase Agreement. Mr. Kovacevich is a director of the Company and Mr. Imbimbo was a director of the Company. As such, the Acquisition is a related party transaction.
During the fiscal year ended December 31, 2021, the Company contracted for $0.45 million in goods and services of Greenlane Holdings, Inc. Mr. Kovacevich, a director of the Company, is the CEO of Greenlane Holdings, Inc.
All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

NOTE 23 – GOING CONCERN

We have incurred significant losses in prior periods. For the year ended December 31, 2021, we incurred a pre-tax net loss from continuing operations of $42.18 million and, as of that date, we had an accumulated deficit of $250.02 million . For the year ended December 31, 2020, we incurred a net loss from continuing operations of $8.01 million and, as of that date, we had an accumulated deficit of $219.80 million. We expect to experience further significant net losses in 2022 and the foreseeable future. At December 31, 2021, we had a consolidated cash balance of approximately $6.89 million. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations.

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

The risks and uncertainties surrounding our ability to continue to raise capital and our limited capital resources raise substantial doubt as to our ability to continue as a going concern for twelve months from the issuance of these financial statements.

NOTE 24 – SUBSEQUENT EVENTS
On January 21, 2022, the Company sold its land in Spanish Springs, Nevada for $0.45 million to an unrelated third party.
On February 1, 2022 the Company granted 294,452 shares Common Stock to Apollo Management Group, Inc. in exchange for the $50,000 Convertible Promissory Note that Apollo Management Group, Inc. held.
On February 8, 2022, the Company paid the outstanding principal and interest on the $1.05 million promissory note held by Michael Nahass. This payment satisfied the obligation and retired the note.
On February 10, 2022, the Company announced the successful closing of the sale of the Company’s non-operating real property and building located on Dyer Road in Santa Ana, CA (the “Dyer Property”) for $13.40 million. The sale results in the Company retiring $9.00 million of outstanding debt on the property. The Company is continuing to evaluate its options with respect to the license originally connected to the Dyer property, including consideration of the retail density in the area. If the city of Santa Ana grants approval to relocate licenses elsewhere in the city, the Company may consider using the dispensary license to open a dispensary in an underserved part of Santa Ana. Part of the $9.00 million of outstanding debt, that the Company retired in the Dyer property sale, was the $2.50 million promissory note held by Dominion Capital.
On February 12, 2022 the Company's shelf registration was declared effective by the SEC. The Company filed for a shelf registration renewal on Form S-3 with the SEC on September 17, 2021. Our existing registration statement was extended six months as the SEC reviewed our request. The registration statement will allow the Company to issue, from time to time at prices and on declared terms to be determined at or prior to the time of the offering, shares of our Common Stock, par value $0.001 per share, shares of our preferred stock, par value $0.001 per share (our “Preferred Stock”), debt securities, warrants, rights, or purchase contracts, either individually or in units, with a total value of up to $100.00 million.
On February 16, 2022, the Company received notice of forgiveness of a portion of its PPP loan. Approximately $542,000 of the $562,000 note was forgiven. The remainder is to be paid off over the next three years.
On February 23, 2022 Eric Baum became Chairman of the board of directors for the company, succeeding Nicholas Kovacevich. Mr. Kovacevich remains on the board of directors.
On February 28, 2022, the Company sold 25,000,000 shares for an aggregate sales price of $4,375,000 to Arthur Chan, an unrelated party. The shares were restricted.
On March 9, 2022, the Company paid the outstanding principal and interest due on the line of credit facility. The payment satisfied the obligation and retired the debt.
On March 10, 2022, the Company terminated the employment of Oren Schauble, the Company’s President. On March 10, 2022, the Company terminated the employment of Uri Kenig, the Company’s Chief Operating Officer, effective as of March 25, 2022. On March 13, 2022, the Company terminated the employment of Francis Knuettel II, the Company’s Chief Executive Officer. Mr. Knuettel will remain a director of the Company. The Company anticipates it will enter into separation agreements (each, a “Separation Agreement”) with each of Mr. Knuettel, Mr. Schauble, and Mr. Kenig regarding the compensation to be granted to each of them regarding their separation from the Company. In addition, the Company anticipates entering into a consulting agreement with Mr. Schauble (the “Schauble Consulting Agreement”) pursuant to which he will continue to provide certain services to the Company through a future agreed upon date. The Company intends to disclose the material terms of the Separation Agreements and the Schauble Consulting Agreement, as required by applicable law, at a later date after those agreements have been finalized and executed.
On March 13, 2022, the Company appointed Tiffany Davis, a director of the Company, as the interim Chief Executive Officer of the Company. Ms. Davis was most recently Chief Executive Officer and Chief Financial Officer of Generation Alpha, Inc. and prior to her appointment as Chief Executive Officer in October 2019, was Generation Alpha’s Chief Operating Officer from February 2018. The Company anticipates entering into a consulting agreement with Ms. Davis (the “Davis Consulting Agreement”) pursuant to which she will provide certain services to the Company through a future agreed upon date. The Company intends to disclose the material terms of the Davis Consulting Agreement, as required by applicable law, at a later date after that agreement has been finalized and executed. Ms. Davis will remain a director of the Company
On March 17, 2022, the Company entered into a consulting agreement with Oren Schauble, formerly the Conpany's President. The company shall grant 910,623 restricted shares of the Company's Common Stock in four monthly installments. On April 5, 2022, the Company and Mr. Schauble agreed to terms on a separation agreement. The Company agreed to pay Mr. Schauble 50% of the Employee's base salary and continue his medical benefits for a period of six months.
On April 7, 2022, the Company sold its NuLeaf cultivation and production operations in Nevada for $6.50 million.
On April 11, 2022, the Company and People's California, LLC agreed to amend a portion of the November 22, 2021 Closing Documents (Primary Membership Interest Purchase Agreement, Secondary Membership Interest Purchase Agreement, Secured Promissory Note, and other ancillary agreements) . The company will pay People's California, LLC $3 million upon execution of this amendment and $5 million in June of 2022. The remainder of the promissory note held by People's California, LLC shall be subordinated to a future debt facility. The promissory note becomes convertible to the Company's Common Stock at a yet to be agreed upon exercise price.
On April 12, 2022, the Company and Francis Knuettel, formerly the Company's Chief Executive Officer, agreed to terms on a separation agreement. The company agreed to pay Mr. Knuettel 50% of his annual base salary and continue his medical benefits for a period of six months. Mr. Knuettel's unvested shares and options shall vest immediately. As part of this agreement Mr. Knuettel has resigned as a director of the Company.
On April 14, 2022, the Company and Dallas Imbimbo, an advisor to the company and a director of the Company, agreed to terms on a separation agreement. The company agreed to vest 100% of Mr. Imbimbo's restricted common stock granted pursuant to the Advisor agreement with Mr. Imbimbo. The company agreed to vest 100% of the options to purchase shares of the Company's common stock granted as part Mr. Imbimbo's Independent Director Agreement. The Company will pay Mr. Imbimbo $83,333.30 in cash compensation. As part of this agreement Mr. Imbimbo has resigned as a director of the Company and as an Advisor to the company.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unrivaled Brands, Inc.

Date: April 15, 2022	By:	/s/ Tiffany Davis
Tiffany Davis
Chief Executive Officer and Director
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tiffany Davis and Jeffrey Batliner, and each of them, as his true and lawful attorney-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K of Unrivaled Brands, Inc. for the fiscal year ended December 31, 2021, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, grant unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or his substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Power of Attorney has been signed by the following persons in the capacities and on the dates stated.

Date: April 15, 2022	By:	/s/ Eric Baum
Eric Baum
Chairman of the Board

Date: April 15, 2022	By:	/s/ Tiffany Davis
Tiffany Davis Chief Executive Officer and Director (Principal Executive Officer)

Date: April 15, 2022	By:	/s/ Nicholas Kovacevich
Nicholas Kovacevich
Director

Date: April 15, 2022	By:	/s/ Jeffrey Batliner
Jeffrey Batliner
Chief Financial Officer

CERTIFICATIONS

EXHIBIT 31.1

Certification of Chief Executive Officer
Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

I, Tiffany Davis, certify that:

1.I have reviewed this annual report on Form 10-K for the year ended December 31, 2021 of Unrivaled Brands, Inc..;

1.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

1.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

1.The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d15(f)) for the registrant and have:

a.Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

a.Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

a.Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

a.Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

1.The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b.Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 15, 2022 By: /s/ Tiffany Davis

Tiffany Davis
Chief Executive Officer and Director

EXHIBIT 31.2

Certification of Chief Financial Officer
Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

I, Jeffrey Batliner, certify that:

1.I have reviewed this annual report on Form 10-K for the year ended December 31, 2021 of Unrivaled Brands, Inc.;

1.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

1.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

1.The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d15(f)) for the registrant and have:

a.Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

a.Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

a.Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

a.Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

1.The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

a.Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 15, 2022 By: /s/ Jeffrey Batliner

Jeffrey Batliner
Chief Financial Officer

EXHIBIT 32.1

Certifications of Chief Executive Officer
Pursuant to 1350 of Chapter 63 of Title 18 of the United States Code

Pursuant to U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned Chief Executive Officer of Unrivaled Brands, Inc. (the "Company") does hereby certify, to the best of such officer's knowledge, that:

a.The Annual Report on Form 10-K of the Company for the year ended December 31, 2021 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

1.The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the
Company.

Date: April 15, 2022 By: /s/ Tiffany Davis

Tiffany Davis
Chief Executive Officer and Director

EXHIBIT 32.2

Certifications of Chief Financial Officer
Pursuant to 1350 of Chapter 63 of Title 18 of the United States Code

Pursuant to U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned Chief Financial Officer of Unrivaled Brands, Inc. (the “Company”) does hereby certify, to the best of such officer’s knowledge, that:

1.The Annual Report on Form 10-K of the Company for the year ended December 31, 2021 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

1.The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the
Company.

Date: April 15, 2022 By: /s/ Jeffrey Batliner

Jeffrey Batliner
Chief Financial Officer