Form 10-Q
period 2022-03-31
Unrivaled Brands, Inc.
filed 2022-05-16
CIK 1451512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
As of May 9, 2022, there were 530,331,383 shares outstanding, 85,826,871 shares of common stock issuable upon the exercise of all our outstanding warrants and 43,336,824 shares of common stock issuable upon the exercise of all vested options.

UNRIVALED BRANDS, INC.
INDEX TO FORM 10-Q FOR THE
QUARTERLY PERIOD ENDED MARCH 31, 2022

UNRIVALED BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash	$3,666	$6,891
Accounts receivable, net	4,026	4,677
Inventory, net	7,724	7,179
Prepaid expenses and other assets	2,195	1,272
Notes receivable	375	750
Current assets of discontinued operations	5,643	4,495
Total current assets	23,629	25,264

Property, equipment and leasehold improvements, net	23,457	23,728
Intangible assets, net	127,294	129,637
Goodwill	48,132	48,132
Other assets	22,235	26,915
Investments	239	163
Assets of discontinued operations	4,817	17,984
TOTAL ASSETS	$249,802	$271,824

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable and accrued expenses	$36,483	$31,904
Short-term debt	29,566	45,749
Income taxes payable	8,124	7,969
Current liabilities of discontinued operations	2,210	2,087
Total current liabilities	76,383	87,708

Long-term liabilities:
Long-term debt, net of discounts	7,308	10,006
Deferred tax liabilities	4,435	6,123
Long-term lease liabilities	17,000	21,316
Long-term liabilities of discontinued operations	150	184
Total long-term liabilities	28,893	37,629
Total liabilities	105,276	125,337

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.001:
990,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 530,330,007 shares issued and 528,021,587 shares outstanding as of March 31, 2022; 498,546,295 shares issued and 496,237,883 shares outstanding as of December 31, 2021.	552	521
Additional paid-in capital	399,536	392,930
Treasury stock	(808)	(808)
Accumulated deficit	(258,888)	(250,015)
Total Unrivaled Brands, Inc. Stockholders’ Equity	140,392	142,628
Non-controlling interest	4,134	3,859
Total stockholders’ equity	144,526	146,487
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$249,802	$271,824
The accompanying notes are an integral part of the unaudited consolidated financial statements.

UNRIVALED BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except for shares and per-share data)

	Three Months Ended March 31,
	2022	2021

Total revenues	$20,725	$2,057
Cost of goods sold	14,292	1,866
Gross profit	6,433	191

Selling, general and administrative expenses	18,767	12,650
Gain on sale of assets	(198)	—
Loss from operations	(12,136)	(12,459)

Other income (expense):
Gain (loss) on extinguishment of debt	542	(6,161)
Interest expense, net	(1,766)	(71)
Other income	1,034	345
Gain on investments	—	6,212
Total other income (expense)	(190)	325

Loss from continuing operations, before provision for income taxes	(12,326)	(12,134)
Provision for income taxes for continuing operations	1,688	—
Net income (loss) from continuing operations	(10,638)	(12,134)

Income from discontinued operations, before provision for income taxes	2,135	438
Provision for income taxes for discontinued operations	(95)	—
Net income (loss) from discontinued operations	2,040	438

NET LOSS	(8,598)	(11,696)

Less: Income (loss) attributable to non-controlling interest from continuing operations	—	—
Less: Income (loss) attributable to non-controlling interest from discontinued operations	275	381
NET LOSS ATTRIBUTABLE TO UNRIVALED BRANDS, INC.	$(8,873)	$(12,077)

Loss from continuing operations per common share attributable to Unrivaled Brands, Inc. common stockholders – basic and diluted	$(0.02)	$(0.05)
Net Loss per common share attributable to Unrivaled Brands, Inc. common stockholders – basic and diluted	$(0.02)	$(0.05)

Weighted-average number of common shares outstanding – basic and diluted	561,818,857	237,752,273

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UNRIVALED BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,598)	$(11,696)
Less: Net income (loss) from discontinued operations	2,040	438
Net loss from continuing operations	(10,638)	(12,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for income taxes	(1,688)	—
Bad debt expense	1,220	—
Depreciation and amortization	3,289	529
Gain on sale of assets	(198)	—
Gain on debt forgiveness	—	(86)
Gain on sale of investments	—	(6,212)
Amortization of operating lease right-of-use asset	580	195
Loss (gain) on extinguishment of debt	(542)	6,161
Non-cash interest expense	346	27
Non-cash portion of severance expense	—	7,990
Stock-based compensation	2,187	398
Change in operating assets and liabilities:
Accounts receivable	(570)	(148)
Inventory	(544)	299
Prepaid expenses and other current assets	(922)	(290)
Other assets	(638)	(23)
Accounts payable and accrued expenses	5,707	882
Operating lease liabilities	(624)	(133)
Net cash provided by / (used in) operating activities - continuing operations	(3,035)	(2,545)
Net cash provided by / (used in) operating activities - discontinued operations	(62)	(366)
NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES	(3,097)	(2,911)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(926)	(50)
Repayment of notes receivable	375	—
Proceeds from sales of assets	450	—
Net cash provided by / (used in) investing activities - continuing operations	(101)	(50)
Net cash provided by / (used in) investing activities - discontinued operations	14,209	—
NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES	14,108	(50)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	—	3,500
Payments of debt principal	(18,611)	(6)
Cash paid for debt discount	—	(178)
Proceeds from issuance of common stock	4,375	—
Net cash provided by / (used in) financing activities - continuing operations	(14,236)	3,316
NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	(14,236)	3,316

NET CHANGE IN CASH	(3,225)	355

Cash at beginning of period	6,891	217
CASH AT END OF PERIOD	$3,666	$572

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$1,445	$182

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt principal and accrued interest converted into common stock	$52	$3,596
Stock options exercised on a net share basis	$—	$1
Promissory note issued for severance	$—	$2,100
The accompanying notes are an integral part of the unaudited consolidated financial statements.

UNRIVALED BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(UNAUDITED)
(in thousands, except for shares)

	Preferred Stock				Additional Paid-In Capital			Accumulated Deficit	Non- Controlling Interest	Total
	Convertible Series A		Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2021	8	$—	496,237,883	$521	$392,930	2,308,420	$(808)	$(250,015)	$3,859	$146,487
Warrants exercise	—	—	4,759,708	5	(5)	—	—	—	—	—
Stock compensation - employees	—	—	900,000	1	181	—	—	—	—	182
Stock compensation - directors	—	—	683,332	1	183	—	—	—	—	184
Stock option exercise	—	—	146,212	—	—	—	—	—	—	—
Debt conversion - common stock	—	—	294,452	—	75	—	—	—	—	75
Stock issued for cash	—	—	25,000,000	24	4,351	—	—	—	—	4,375
Stock option expense	—	—	—	—	1,821	—	—	—	—	1,821
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	—	275	275
Net loss attributable to Unrivaled Brands, Inc.	—	—	—	—	—	—	—	(8,873)	—	(8,873)
Balance at March 31, 2022	8	$—	528,021,587	$552	$399,536	2,308,420	$(808)	$(258,888)	$4,134	$144,526

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UNRIVALED BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(UNAUDITED)
(in thousands, except for shares)

	Preferred Stock				Additional Paid-In Capital			Accumulated Deficit	Non- Controlling Interest	Total
	Convertible Series A		Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2020	—	$—	194,204,459	$218	$275,060	2,308,412	$(808)	$(219,803)	$4,463	$59,130
Adoption of ASU 2020-06	—	—	—	—	(1,071)	—	—	1,059	—	(12)
Debt conversion - common stock	—	—	20,391,774	20	3,989	—	—	—	—	4,009
Warrants issued to Dominion	—	—	—	—	5,978	—	—	—	—	5,978
Stock compensation - directors	—	—	541,666	1	121	—	—	—	—	122
Stock compensation - services expense	—	—	322,947	—	32	—	—	—	—	32
Stock option exercises	—	—	1,226,230	1	(1)	—	—	—	—	—
Acquisition of A shares	—	—	16,485,714	16	5,873	8	—	—	—	5,889
Stock option expense	—	—	—	—	244	—	—	—	—	244
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	—	381	381
Net loss attributable to Unrivaled Brands, Inc.	—	—	—	—	—	—	—	(12,077)	—	(12,077)
Balance at March 31, 2021	—	$—	233,172,790	$256	$290,225	2,308,420	$(808)	$(230,821)	$4,844	$63,696

The accompanying notes are an integral part of the unaudited consolidated financial statements

UNRIVALED BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – DESCRIPTION OF BUSINESS
References in this document to “the Company”, “Unrivaled”, “we”, “us”, or “our” are intended to mean Unrivaled Brands, Inc., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis. Effective July 7, 2021, the Company changed its corporate name from “Terra Tech Corp.” to “Unrivaled Brands, Inc.” in connection with the Company’s acquisition of UMBRLA, Inc. (“UMBRLA”).
Unrivaled is a holding company with the following subsidiaries:
•620 Dyer LLC, a California corporation (“Dyer”)
•1815 Carnegie LLC, a California limited liability company (“Carnegie”)
•Black Oak Gallery, a California corporation (“Black Oak”)
•Blüm San Leandro, a California corporation (“Blüm San Leandro”)
•MediFarm, LLC, a Nevada limited liability company (“MediFarm”)
•MediFarm I, LLC, a Nevada limited liability company (“MediFarm I”)
•121 North Fourth Street, LLC, a Nevada limited liability company ("121 North Fourth")
•OneQor Technologies, Inc., a Delaware corporation ("OneQor")
•UMBRLA, Inc., a Nevada corporation ("UMBRLA")
•Halladay Holding, LLC, a California limited liability company (“Halladay”)
•People's First Choice, LLC, a California limited liability company ("People's")
•Silverstreak Solutions, Inc., a California corporation ("Silverstreak")
The Company is a multi-state operator ("MSO") with retail, production, distribution, and cultivation operations, with an emphasis on providing the highest quality of medical and adult use cannabis products. From the acquisition of UMBRLA, the Company has multiple cannabis lifestyle brands. The Company is home to Korova, a brand of high potency products across multiple product categories, currently available in California, Oregon, Arizona, and Oklahoma. Other Company brands include Cabana, a boutique cannabis flower brand, and Sticks, a mainstream value-driven cannabis brand, active in California and Oregon. With the acquisition of People’s First Choice, the Company operates a premier cannabis dispensary in Orange County, California. The Company also owns dispensaries in California which operate as People's in Los Angeles, The Spot in Santa Ana, Blum in Oakland and Silverstreak in San Leandro. The Company also has licensed distribution facilities in Portland, OR, Los Angeles, CA, and Sonoma County, CA.
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
All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2022 and December 31, 2021, and the consolidated results of operations and cash flows for the quarters ended March 31, 2022 and 2021 have been included. These interim unaudited condensed consolidated financial statements do not include all disclosures required by GAAP for complete financial statements and, therefore, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2021. The December 31, 2021 balances reported herein are derived from the audited consolidated financial statements for the year ended December 31, 2021. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.
Going Concern
The accompanying financial statements have been prepared assuming that we will continue as a going concern. In an effort to achieve liquidity that would be sufficient to meet all of our commitments, we have undertaken a number of actions, including minimizing capital expenditures and reducing recurring expenses. However, we believe that even after taking these actions, we will not have sufficient liquidity to satisfy all of our future financial obligations. The risks and uncertainties surrounding our ability to raise capital, our limited capital resources, and the weak industry conditions impacting our business raise substantial doubt as to our ability to continue as a going concern. See Note 19, "Going Concern" of the Notes to Consolidated Financial Statements for additional information.
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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not affect net loss, revenues or stockholders’ equity. See Note 16, "Discontinued Operations" for further discussion regarding discontinued operations.
Trade and Other Receivables
The Company extends non-interest bearing trade credit to its customers in the ordinary course of business which is not collateralized. Accounts receivable are shown on the face of the consolidated balance sheets, net of an allowance for doubtful accounts. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends, in determining the allowance for doubtful accounts. The Company does not accrue interest receivable on past due accounts receivable. The allowance for doubtful accounts was $4.76 million and $3.68 million as of March 31, 2022 and December 31, 2021, respectively.
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
Property, Equipment and Leasehold Improvements, Net
Property, equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The approximate useful lives for depreciation of our property, equipment and leasehold improvements are as follows:

Buildings	32 years
Furniture and equipment	3 to 8 years
Computer and software	3 to 5 years
Vehicles	5 years
Leasehold improvements	Shorter of lease term or economic life
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
The Company reviews the goodwill allocated to each of our reporting units for possible impairment annually as of September 30, and whenever events or changes in circumstances indicate carrying amount may not be recoverable. In the impairment test, the Company measures the recoverability of goodwill by comparing a reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit.
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
Notes Receivable
The Company reviews all outstanding notes receivable for collectability as information becomes available pertaining to the Company’s inability to collect. An allowance for notes receivable is recorded for the likelihood of non-collectability. The Company accrues interest on notes receivable based net realizable value. The allowance for uncollectible notes was nil as of March 31, 2022 and December 31, 2021, respectively.
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

Revenue Recognition and Performance Obligations
Revenue from our retail dispensaries is recorded at the time customers take possession of the product. Revenue from our retail dispensaries is recognized net of discounts, promotional adjustments, and returns. We collect taxes on certain revenue transactions to be remitted to governmental authorities, which may include sales, excise and local taxes. These taxes are not included in the transaction price and are, therefore, excluded from revenue. Upon purchase, the Company has no further performance obligations and collection is assured as sales are paid for at time of purchase.
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
Disaggregation of Revenue
The table below includes revenue disaggregated by geographic location for the three months ended March 31, 2022 and 2021:

	(in thousands)
	2022	2021
California	$18,445	$2,057
Oregon	2,280	—
Total	$20,725	$2,057
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
Advertising Expenses
The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.” Advertising expenses from continuing operations totaled $0.93 million and $0.03 million for the three months ended March 31, 2022 and 2021, respectively.

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
Income Taxes
The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”. The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. At March 31, 2022 and 2021, such net operating losses were offset entirely by a valuation allowance.
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
Loss Per Common Share
In accordance with the provisions of ASC 260, “Earnings Per Share”, net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the three months ended March 31, 2022 and 2021. Therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for all periods presented.
Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	Three Months Ended March 31,
	2022	2021

Common stock warrants	24,945,055	16,076,556
Common stock options	87,851,618	11,937,987
	112,796,673	28,014,543

NOTE 3 – CONCENTRATIONS OF BUSINESS AND CREDIT RISK
The Company maintains cash balances in several financial institutions that are insured by either the Federal Deposit Insurance Corporation or the National Credit Union Association up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations, and it maintains significant cash on hand at certain of its locations. The Company has not historically experienced any material loss from carrying cash on hand. The amount in excess of insured limitations was at $0.22 million and $5.42 million as of March 31, 2022 and December 31, 2021, respectively.
The Company provides credit in the normal course of business to customers located throughout the U.S. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. There were no customers that comprised more than 10.0% of the Company's revenue for the three months ended March 31, 2022 and 2021.
The Company sources cannabis products for retail, cultivation and production from various vendors. However, as a result of regulations in the State of California, the Company’s California retail, cultivation and production operations must use vendors licensed by the State. As a result, the Company is dependent upon the licensed vendors in California to supply products. If the Company is unable to enter into a relationship with sufficient members of properly licensed vendors, the Company’s sales may be impacted. During the three months ended March 31, 2022 and 2021, we did not have any concentration of vendors for inventory purchases. However, this may change depending on the number of vendors who receive appropriate licenses to operate in the State of California.
NOTE 4 – VARIABLE INTEREST ENTITIES
On October 26, 2017, the Company entered into operating agreements with NuLeaf, Inc. and formed NuLeaf Sparks Cultivation, LLC and NuLeaf Reno Production, LLC (collectively, “NuLeaf”) to build and operate cultivation and production facilities for our IVXX brand of cannabis products in Nevada. The agreements were subject to approval by the State of Nevada, the City of Sparks and the City of Reno in Nevada. Under the terms of the agreements, the Company remitted to NuLeaf an upfront investment of $4.50 million in the form of convertible loans bearing an interest rate of 6% per annum. On June 28, 2018, the Company received approval from the State of Nevada. The remaining required approvals from local authorities were received in July 2018. As a result, the notes receivable balance was converted into a 50% ownership interest in NuLeaf. The investment in NuLeaf was initially recorded at cost and accounted for using the equity method.
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
In November 2021, Nuleaf entered a definitive agreement with Jushi Holdings Inc to acquire NuLeaf, Inc. together with its subsidiaries and affiliated companies with an expected closing in 2022. Nuleaf operations are considered held for sale as of March 31, 2022 and are therefore included in Discontinued Operations as of and for the three months ended March 31, 2022 and 2021.
During the three months ended March 31, 2022, revenue and net loss attributed to NuLeaf was $2.81 million and $0.07 million, respectively. During the three months ended March 31, 2021, revenue and net loss attributed to NuLeaf was $3.06 million and $0.76 million, respectively. The aggregate carrying values of Sparks Cultivation, LLC and NuLeaf Reno

Production, LLC assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows:

	(in thousands)
	March 31, 2022	December 31, 2021
Current assets:
Cash	$863	$1,544
Accounts receivable, net	2,261	1,553
Inventory	1,718	1,359
Prepaid expenses and other current assets	85	39
Total current assets	4,927	4,495

Property, equipment and leasehold improvements, net	4,516	5,099
Other assets	262	295
TOTAL ASSETS	$9,705	$9,889

Liabilities:
Total current liabilities	$378	$350
Total long-term liabilities	150	184
TOTAL LIABILITIES	$528	$534
NOTE 5 – INVESTMENTS IN UNCONSOLIDATED AFFILIATES
On March 30, 2020, Edible Garden Corp. (“Edible Garden”), a wholly-owned subsidiary of Terra Tech Corp. (the “Company”), entered into and closed an Asset Purchase Agreement (the “Purchase Agreement”) with Edible Garden Incorporated (the “Purchaser”), pursuant to which Edible Garden sold and the Purchaser purchased substantially all of the assets of Edible Garden (the “Business”). The consideration paid for the Business included two option agreements to purchase up to a 20% interest in the Purchaser for a nominal fee. The first option gives the Company the right to purchase a 10% interest in the Purchaser for one dollar at any time between the one and five-year anniversary of the transaction, or at any time should a change in control event or public offering occur. The second option gives the Company the right to purchase an additional 10% interest in the Purchaser for one dollar at any point prior to the five-year anniversary of the transaction. During the year ended December 31, 2021, the Company exercised its options and acquired 5,000,000 shares of Edible Garden's common stock for a nominal fee. During the fourth quarter of 2021, management concluded that the investment was impaired and recorded an impairment charge of $0.33 million, representing the total amount of the investment.
NOTE 6 – INVENTORY
Raw materials consist of materials and packaging for manufacturing of products owned by Unrivaled Brands. Work-in-progress consists of cultivation materials and live plants grown at Black Oak Gallery and Hegenberger. Finished goods consists of cannabis products sold in retail and distribution. Inventory as of March 31, 2022 and December 31, 2021 consisted of the following:

	(in thousands)
	March 31, 2022	December 31, 2021

Raw materials	$2,371	$2,258
Work-in-progress	340	1,077
Finished goods	5,013	3,844
Total inventory	$7,724	$7,179

NOTE 7 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET
Property, equipment, and leasehold improvements as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021

Land and building	$7,581	$7,787
Furniture and equipment	4,508	3,873
Computer hardware	407	348
Leasehold improvements	14,518	14,409
Vehicles	1,142	1,142
Construction in progress	1,910	1,832
Subtotal	30,066	29,391
Less accumulated depreciation	(6,609)	(5,663)
Property, equipment and leasehold improvements, net	$23,457	$23,728
Depreciation expense related to property, equipment and leasehold improvements for the three months ended March 31, 2022 and March 31, 2021 was $0.95 million and $0.34 million, respectively.
On January 21, 2022, the Company sold its land in Spanish Springs, Nevada for $0.45 million to an unrelated third party.

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL
Intangible Assets, Net
Intangible assets, net consisted of the following as of March 31, 2022 and December 31, 2021:

		(in thousands)
		March 31, 2022			December 31, 2021
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

Amortizing Intangible Assets:
Customer Relationships	3 to 5	$7,400	$(7,400)	$—	$7,400	$(7,400)	$—
Trademarks and Patent	2 to 8	4,500	(1,303)	3,197	4,500	(750)	3,750
Operating Licenses	14	100,701	(8,654)	92,047	100,701	(6,864)	93,837
Total Amortizing Intangible Assets		112,601	(17,357)	95,244	112,601	(15,014)	97,587

Non-Amortizing Intangible Assets:
Trade Name	Indefinite	32,050	—	32,050	32,050	—	32,050
Total Non-Amortizing Intangible Assets		32,050	—	32,050	32,050	—	32,050
Total Intangible Assets, Net		$144,651	$(17,357)	$127,294	$144,651	$(15,014)	$129,637
Amortization expense for the three months ended March 31, 2022 and 2021 was $2.34 million and $0.19 million, respectively.
Goodwill
Goodwill arises from the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired less assumed liabilities.
The Company conducts its annual goodwill impairment assessment on September 30, and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value may be impaired. Management did not identify any impairment triggers during the first quarter of 2022 and concluded there was no impairment of goodwill.
For the purpose of the goodwill impairment assessment, the Company has the option to perform a qualitative assessment (commonly referred to as “step zero”) to determine whether further quantitative analysis for impairment of goodwill or indefinite-lived intangible assets is necessary or a quantitative assessment (“step one”) where the Company estimates the fair value of each reporting unit using a discounted cash flow method (income approach). Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment. The balance of goodwill at March 31, 2022 and December 31, 2021 remained unchanged at $48.13 million.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following:

	(in thousands)
	March 31, 2022	December 31, 2021

Accounts Payable	$19,185	$16,804
Tax Liabilities	7,452	5,147
Accrued Payroll and Benefits	1,283	1,409
Current Lease Liabilities	2,200	3,120
Other Accrued Expenses	6,363	5,424
Total Accounts Payable and Accrued Expenses	$36,483	$31,904

NOTE 10 – NOTES PAYABLE
Notes payable as of March 31, 2022 and December 31, 2021 consisted of the following:

	(in thousands)
	March 31, 2022	December 31, 2021
Promissory note dated January 18, 2018, issued for the purchase of real property. The promissory note was collateralized by the land and building purchased and matured January 18, 2022. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter. The full principal balance and accrued interest are due at maturity. In the event of default, the note is convertible at the holder's option.	$—	$6,500
Promissory note dated May 4, 2020, issued to Harvest Small Business Finance, LLC, an unaffiliated third party. Loan was part of the Paycheck Protection Program ("PPP Loan") offered by the U.S. Small Business Administration. The interest rate on the note was 1.0%. The note required interest and principal payments seven months from July 2020. The note matured in two years on May 4, 2022.	20	562
Unsecured promissory note dated January 22, 2021, issued to Michael Nahass (a related party), which matured January 25, 2022, and bore interest at a rate of 3% per annum.	—	1,050
Convertible promissory note dated January 25, 2021, issued to accredited investors, which matures July 22, 2022 and bears interest at a rate of 8% per annum. The conversion price is $0.175 per share.	3,450	3,500
Promissory note dated July 27, 2021, issued to Arthur Chan which matures July 26, 2024, and bears interest at a rate of 12% per annum.	2,500	2,500
Senior Secured Promissory Note dated November 22, 2021 issued to Dominion Capital LLC, which matured on February 22, 2022 and bore interest at a rate of 12% per annum.	—	2,500
Unsecured promissory note without interest from a related party. The loan is paid in 20 equal installments and matures on August 1, 2022.	60	90
Promissory note dated June 1, 2020, issued as part of the Paycheck Protection Program ("PPP Loan") offered by the U.S. Small Business Administration. The interest rate on the note is 1.0%. The note matures on June 1, 2022.	297	297
Line of credit agreement entered on March 31, 2021, which matured on March 31, 2022 and bore interest of 2.9% per 30 days.	—	4,500
Promissory note dated October 1, 2021, issued to Sterling Harlan as part of the SilverStreak Solutions acquisition. The interest rate on the note was 3.0%. The note matured on April 1, 2022.	2,000	2,000
Promissory note dated October 1, 2021, issued to Sterling Harlan as part of the SilverStreak Solutions acquisition. The interest rate on the note is 3.0%. The note matures on October 1, 2022.	2,500	2,500
Secured promissory note dated November 22, 2021 issued to People's California, LLC, which matures on November 22, 2023 and bears interest at a rate of 8.0% per annum. Payments due include $2.00 million plus accrued interest for the first twelve months followed by payments of $1.00 million plus accrued interest until maturity.	24,569	28,569
Promissory note dated May 1, 2019, assumed by the Company on July 1, 2021 in connection with the purchase of real property, from a related party. The note matures on May 15, 2039 and bears interest at a rate of 9.89% per year.	2,944	2,954
Notes payable - promissory notes	$38,340	$57,522
Vehicle loans	184	204
Less: Short-term debt	(29,566)	(45,749)
Less: Debt discount	(1,650)	(1,971)
Net Long-Term Debt	$7,308	$10,006

During the three months ended March 31, 2022, the Company converted debt and accrued interest into 294,452 shares of the Company’s common stock. See Note 12, "Stockholders' Equity" for further information.
Series A Preferred Stock Purchase Agreement
On January 22, 2021, the Company entered into an unsecured promissory note in the amount of $1.05 million in connection with the Series A Preferred Stock Purchase Agreement with Michael A. Nahass. The promissory note bears interest at the rate of 3% and matures on or about January 25, 2022. On February 8, 2022, the Company paid the outstanding principal and interest on the $1.05 million promissory note held by Mr. Nahass. This payment satisfied the obligation and retired the note.
Debt Related to Dyer Property
On January 18, 2018, the Company entered into a $6.50 million promissory note for the purchase of land and building in Santa Ana, CA (the "Dyer Property"). On November 22, 2021, the Company issued a senior secured promissory note to Dominion Capital LLC in the amount of $2.50 million, which matures on February 22, 2022 and bears interest at a rate of 12% per annum. As a result of the sale of the Dyer Property on February 10, 2022, the Company retired a total of $9.00 million in outstanding debt related to the Dyer Property. See Note 16, "Discontinued Operations" for further information.
Forgiveness of PPP Note
On May 4, 2020, OneQor Technologies, Inc entered into a promissory note (the “PPP Note”) with Harvest Small Business Finance, LLC (the “Lender”), pursuant to which the Lender agreed to make a loan to the Company under the Paycheck Protection Program (“PPP”) offered by the U.S. Small Business Administration in a principal amount of $0.56 million. The PPP Note incurs interest at a fixed rate of 1% per annum and matures on May 4, 2022. On February 16, 2022, the Company received notice of forgiveness of approximately $0.54 million of the PPP Note. The remainder is to be paid off over the next three years.
Debt Assumed in the UMBRLA Acquisition
On July 1, 2021, upon the closing of the UMBRLA acquisition, the Company assumed a line of credit agreement with Bespoke Financial, Inc. for the lesser of a maximum draw amount of $4.50 million and a borrowing base consisting of eligible accounts receivable inventory and cash that serves as collateral. The line of credit accrues interest at a rate of 2.9% every 30 days and expires on March 31, 2022. On March 9, 2022, the Company paid the outstanding principal and interest due on the line of credit facility. The payment satisfied the obligation and retired the debt.
NOTE 11 – LEASES
A lease provides the lessee the right to control the use of an identified asset for a period of time in exchange for consideration. Operating lease right-of-use assets are included in other assets while lease liabilities are a line item on the Company’s Consolidated Balance Sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company determines if an arrangement is a lease at inception. Right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Most operating leases contain renewal options that provide for rent increases based on prevailing market conditions. The terms used to calculate the right-of-use assets for certain properties include the renewal options that the Company is reasonably certain to exercise.
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
The Company occupies office facilities under lease agreements that expire at various dates. In addition, office, production and transportation equipment is leased under agreements that expire at various dates. The Company does not have any significant finance leases. Total operating lease costs for the three months ended March 31, 2022 and March 31, 2021 were

$1.21 million and $0.41 million, respectively. Short-term lease costs during the 2022 and 2021 fiscal quarters ended March 31 were not material.
As of March 31, 2022 and December 31, 2021, short term lease liabilities of $2.20 million and $3.12 million are included in “Accounts Payable and Accrued Expenses” on the consolidated balance sheets, respectively. The table below presents total operating lease right-of-use assets and lease liabilities as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Operating lease right-of-use assets	$18,739	$24,448
Operating lease liabilities	$19,200	$24,436
The table below presents the maturities of operating lease liabilities as of March 31, 2022:

(in thousands)
Operating Leases
2022 (remaining)	$2,771
2023	3,652
2024	3,727
2025	3,292
2026	2,675
Thereafter	10,777
Total lease payments	26,894
Less: discount	(7,694)
Total operating lease liabilities	$19,200
The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets:

	Three Months Ended
	March 31, 2022	March 31, 2021
Weighted average remaining lease term (years)	6.3	8.2
Weighted average discount rate	11.3%	11.6%
NOTE 12 – EQUITY
Common Stock
The Company authorized 990,000,000 shares of common stock with $0.001 par value per share. As of March 31, 2022 and December 31, 2021, 528,021,587 and 496,237,883 shares of common stock were outstanding, respectively.

On February 1, 2022 the Company granted 294,452 shares Common Stock to Apollo Management Group, Inc. in exchange for the $0.05 million Convertible Promissory Note that Apollo Management Group, Inc. held and its’ accrued interest. The fair value of the shares was $0.08 million.

On February 28, 2022, the Company sold 25,000,000 shares for an aggregate sales price of $4.35 million to Arthur Chan, an unrelated party. The shares were restricted.

During the three months ended March 31, 2022 , the Company issued 4,759,708 and 146,212 common shares for the cashless exercise of warrants and options, respectively.

During the three months ended March 31, 2022, the Company issued 900,000 and 683,332 common shares to employees and directors, respectively. As a result, the Company recorded stock compensation of $0.18 million and $0.18 million, respectively.
NOTE 13 – STOCK-BASED COMPENSATION
Equity Incentive Plans
In the first quarter of 2016, the Company adopted the 2016 Equity Incentive Plan. In the fourth quarter of 2018, the Company adopted the 2018 Equity Incentive Plan. In July 2021, the Company assumed the 2019 Equity Incentive Plan as part of the acquisition of UMBRLA. The following table contains information about the Company's equity incentive plans as of March 31, 2022:

	Awards Reserved for Issuance	Awards Exercised	Awards Outstanding	Awards Available for Grant

2016 Equity Incentive Plan	999,906	—	499,953	499,953
2018 Equity Incentive Plan	30,159,437	4,080,088	14,009,842	12,069,507
2019 Equity Incentive Plan	101,475,719	54,383	73,014,714	28,406,622
Stock Options
The following table summarizes the Company’s stock option activity and related information for the three months ended March 31, 2022:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options

Options outstanding as of January 1, 2022	88,251,380	$0.20
Exercised	(146,212)	$0.08
Forfeited	(223,788)	$0.15
Expired	(29,762)	$0.34
Options outstanding as of March 31, 2022	87,851,618	$0.20	8.5 years	$526
Options exercisable as of March 31, 2022	41,296,676	$0.26	7.4 years	$1,338
As of March 31, 2022, there was $6.37 million total unrecognized stock-based compensation. Such costs are expected to be recognized over a weighted-average period of approximately 1.6 years.
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
Stock-Based Compensation Expense
The following table sets forth the total stock-based compensation expense resulting from stock options and restricted grants of common stock to employees, directors and non-employee consultants in the consolidated statement of operations which are included in selling, general and administrative expenses:

	(in thousands except for shares / options)
	For the Three Months Ended
	March 31, 2022		March 31, 2021
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense	Number of Shares or Options Granted	Stock-Based Compensation Expense

Stock options	114,006,195	$1,821	500,000	$244

Stock grants:
Employees (common stock)	900,000	$182	—	—
Directors (common stock)	683,332	$184	541,666	121
Non–employee consultants (common stock)	—	$—	332,947	33

Total stock–based compensation expense		$2,187		$398
On March 10, 2022, the Company terminated the employment of Oren Schauble, the Company’s President. On March 13, 2022, the Company terminated the employment of Francis Knuettel II, the Company’s Chief Executive Officer. The Company entered into separation agreements with each of Mr. Knuettel and Mr. Schauble regarding the compensation to be granted to each of them regarding their separation from the Company. In addition, on March 17, 2022 the Company entered into a consulting agreement with Mr. Schauble pursuant to which he will continue to provide certain services to the Company through a future agreed upon date. The Company granted Mr. Schauble 910,623 restricted shares of the Company's Common Stock in four monthly installments.
NOTE 14 – WARRANTS
The following table summarizes warrant activity for the three months ended March 31, 2022:

	Warrants	Weighted-Average Exercise Price

Warrants Outstanding as of January 1, 2022	85,826,872	$0.22
Issued	—	$—
Exercised	—	$—
Warrants Outstanding as of March 31, 2022	85,826,872	$0.14

The Company estimated the fair value of the warrants issued in 2022 utilizing the Black-Scholes option-pricing model with the following weighted-average inputs:

March 31, 2022
Expected term (years)	2.5
Volatility	115.2%
Risk-free interest rate	0.1%
Dividend yield	0.0%
NOTE 15 – COMMITMENTS AND CONTINGENCIES
California Operating Licenses
The Company’s subsidiaries have operated compliantly and have been eligible for applicable licenses and renewals of those licenses.
Litigation and Claims
The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued if such disclosure is necessary for the Company’s financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there was one matter that required an accrual as of March 31, 2022. We have accrued $0.50 million for the Magee litigation detailed below.

Magee v. UMBRLA, Inc. et al. - The company is currently involved in a breach of contract action brought by former LTRMN, Inc. (“LTRMN”) employee, Kurtis Magee, which was filed by Mr. Magee in the Superior Court of the State of California, County of Orange, on July 21, 2020. Mr. Magee alleges breach of contract in connection with Mr. Magee’s separation agreement with LTRMN. Trial in this matter is set for December 5, 2022.

Terra Tech Corp. v. National Fire & Marine Ins. Co., et al. - On or about December 6, 2021, the Company initiated an action in California Superior Court, County of Alameda, against National Fire & marine Insurance Company (“National Fire”), Woodruff-Sawyer & Co., and R-T Specialty, LLC in connection with the denial of an insurance claim by National Fire following the vandalism and looting of the Company’s Bay Area dispensaries in May 2020. The Company alleges that coverage levels for the Company were changed after the policy was bound, in a manner inconsistent with the binder, which prevented the Company from fully recovering its losses in connection with the incidents. Trial in this matter has not yet been set.

Unrivaled Brands, Inc. et al v. Mystic Holdings, Inc., et al. - On May 11, 2022, Unrivaled and its wholly-owned subsidiary, Medifarm I, LLC (“Plaintiffs”) initiated an action in the Second Judicial District of the State of Nevada, County of Washoe, against Mystic Holdings, Inc. (“Mystic”) and Picksy Reno LLC (collectively with Mystic, “Defendants”) in connection with Defendants’ failure to honor Plaintiffs’ exercise of a put option entitling Plaintiffs to the repurchase of approximately 8,332,096 shares of Mystic at a price of $1.00 per share. No proceedings have yet been held in this matter and a trial date has not been scheduled.
NOTE 16 – DISCONTINUED OPERATIONS
NuLeaf
On November 17, 2021, Medifarm III, LLC (“Medifarm”), a wholly-owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with NuLeaf, Inc., a Nevada corporation

(“NuLeaf”). Upon the terms and subject to the satisfaction of the conditions described in the Purchase Agreement, Medifarm will sell its fifty percent (50%) of the outstanding membership interests of each of NuLeaf Reno Production, LLC (“NuLeaf Reno”) and NuLeaf Sparks Cultivation, LLC (“NuLeaf Sparks”) to NuLeaf, which currently owns the remaining fifty percent (50%) of the membership interests of NuLeaf Reno and NuLeaf Sparks, for aggregate consideration of $6.50 million in cash. The Company will recognize a gain upon completion of the sale of the assets, equal to the difference between the consideration paid and the book value of the assets as of the disposition date, less direct costs to sell, and reflect such loss in discontinued operations upon closing of the transaction, which is expected to occur during 2022.
Nevada Dispensaries
During fiscal year 2019 and 2020, the Company entered into Asset Purchase Agreements with unrelated third parties to sell substantially all of the assets of the Company related to the Company's dispensaries located at:
•1130 East Desert Inn Road, Las Vegas, NV 89109
•1085 S. Virginia St., Suite A, Reno, NV 89502
•3650 S. Decatur Blvd., Las Vegas, NV
The dispensaries are collectively referred to as the "Nevada dispensaries". The transactions for the sale of the Nevada dispensaries closed upon receiving all required government approvals during the fiscal fourth quarter ended December 31, 2021.
Real Estate
On December 7, 2021, 620 Dyer LLC, a wholly-owned subsidiary of the Company, entered into a Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate (the “PSA”) with FRO III/SMA Acquisitions, LLC (the “Buyer”) to sell the real property located at 620 East Dyer Road, Santa Ana, CA (the “Dyer Property”) for $13.40 million in cash. On February 10, 2022, the Company announced the closing of the sale of the Dyer Property, resulting in the Company retiring $9.00 million of outstanding debt on the Dyer Property as disclosed in Note 10, "Notes Payable". The Company is continuing to evaluate its options with respect to the license originally connected to the Dyer property, including consideration of the retail density in the area. If the city of Santa Ana grants approval to relocate licenses elsewhere in the city, the Company may consider using the dispensary license to open a dispensary in an underserved part of Santa Ana.
During fiscal year 2020, the Company classified real property in Las Vegas, NV and Santa Ana, CA as available-for-sale as it met the criteria of ASC 360-10-45-0. In August 2021, the Company sold the properties.
OneQor
During fiscal year 2020, management suspended the operations of OneQor Technologies due to (i) a lack of proper growth in customer acquisition and revenue for this CBD operation during the COVID-19 pandemic and (ii) the overall financial health of the Company as a result of COVID-19 and social unrest. The Company plans to focus its attention and resources on growing its THC business.
Edible Garden
On March 30, 2020, the Company entered into and closed an Asset Purchase Agreement with Edible Garden AG Inc. (the "Purchaser") pursuant to which the Company sold substantially all of the assets of Edible Garden Corp. As part of the consideration received, the Company entered into two option agreements to purchase up to a 20% interest in the Purchaser. During the year ended December 31, 2021, the Company exercised both options and acquired 5,000,000 common shares of the Purchaser for a nominal fee.
The completed sales of our Nevada operations, expected and completed sales of real estate assets, and assets divested during the periods presented represent a strategic shift that will have a major effect on the Company’s operations and financial results. As a result, management determined the results of these components qualified for discontinued operations presentation in accordance with ASC 205, “Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity". Operating results for the discontinued operations were comprised of the following:

	(in thousands)
	Three Months Ended March 31,
	2022	2021
Total revenues	$2,605	$3,055
Cost of goods sold	543	815
Gross profit	2,062	2,240

Selling, general and administrative expenses	1,635	1,475
(Gain) / Loss on sale of assets	(1,682)	—
Income (Loss) from operations	$2,109	$765

Interest expense	—	(327)
Other income (expense)	26	—
Income tax expense	(95)	—
Income (Loss) from discontinued operations	$2,040	$438

Income (Loss) from discontinued operations per common share attributable to Unrivaled Brands, Inc. common stockholders - basic and diluted	$0.00	$0.00
The carrying amounts of the major classes of assets and liabilities for the discontinued operations are as follows:

	(in thousands)
	March 31, 2022	December 31, 2021
Cash	$863	$1,544
Accounts receivable, net	2,261	1,553
Inventory	2,434	1,359
Prepaid expenses and other assets	86	39
Property, equipment and leasehold improvements, net	4,516	17,661
Other assets	300	323
Assets of discontinued operations	$10,460	$22,479

Accounts payable and accrued expenses	$1,198	$1,170
Income taxes payable	1,012	917
Long-term lease liabilities	150	184
Liabilities of discontinued operations	$2,360	$2,271
NOTE 17 - SEGMENT INFORMATION
The Company operates in two segments: (i) cannabis retail and (ii) cannabis cultivation and distribution. Our reportable segments are as follows:

	(in thousands)
	Total Revenue		% of Total Revenue
	Three Months Ended March 31,		Three Months Ended March 31,
Segment	2022	2021	2022	2021
Cannabis Retail	$12,109	$1,699	58.4%	82.6%
Cannabis Cultivation & Distribution	8,616	358	41.6%	17.4%
Total	$20,725	$2,057	100.0%	100.0%
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

	(in thousands)
	Three Months Ended March 31, 2022
	Cannabis Retail	Cannabis Cultivation & Distribution	Corporate & Other	Total
Total revenues	$12,109	$8,616	$—	$20,725
Cost of goods sold	6,881	7,411	—	14,292
Gross profit	5,228	1,205	—	6,433

Selling, general and administrative expenses	5,025	4,600	9,142	18,767
(Gain) Loss on sale of assets	—	—	(198)	(198)
Income (Loss) from operations	203	(3,395)	(8,945)	(12,136)

Other income (expense):
Interest expense	—	(165)	(1,601)	(1,766)
Gain on extinguishment of debt	—	—	542	542
Other income (loss)	78	415	541	1,034
Total other income	78	250	(518)	(190)

Loss before provision for income taxes	$281	$(3,145)	$(9,463)	$(12,326)

Total assets at March 31, 2022	$52,125	$580	$197,097	$249,802

	(in thousands)
	Three Months Ended March 31, 2021
	Cannabis Retail	Cannabis Cultivation & Distribution	Corporate & Other	Total
Total revenues	$1,699	$357	$—	$2,057
Cost of goods sold	956	910	—	1,866
Gross profit	743	(553)	—	191

Selling, general and administrative expenses	1,248	362	11,040	12,650
Income (Loss) from operations	(505)	(915)	(11,040)	(12,459)

Other income (expense):
Interest expense	—	—	(71)	(71)
Loss on extinguishment of debt	—	—	(6,161)	(6,161)
Unrealized gain (loss) on investments	—	—	6,212	6,212
Other income (loss)	—	—	345	345
Total other income	—	—	325	325

Loss before provision for income taxes	$(505)	$(915)	$(10,715)	$(12,134)

Total assets at March 31, 2021	$20,062	$11,847	$75,310	$107,219
NOTE 18 – RELATED PARTY TRANSACTIONS
Refer to Note 10, "Notes Payable" for related party transactions and balances during the current period.
All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.
NOTE 19 – GOING CONCERN
We have incurred significant losses in prior periods. For the three months ended March 31, 2022, we incurred a pre-tax net loss from continuing operations of $12.33 million and, as of that date, we had an accumulated deficit of $258.89 million. For the three months ended March 31, 2021, we incurred a net loss from continuing operations of $12.13 million. As of December 31, 2021, we had an accumulated deficit of $250.02 million. We expect to experience further significant net losses in 2022 and the foreseeable future. At March 31, 2022, we had a consolidated cash balance of approximately $3.67 million. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations.

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
On April 14, 2022, the Company and Dallas Imbimbo, an advisor to the company and a director of the Company, agreed to terms on a separation agreement. The Company agreed to vest 100% of Mr. Imbimbo's restricted common stock granted pursuant to the Advisor agreement with Mr. Imbimbo. The company agreed to vest 100% of the options to purchase shares of the Company's common stock granted as part Mr. Imbimbo's Independent Director Agreement. The Company will pay Mr. Imbimbo $83,333 in cash compensation. As part of this agreement Mr. Imbimbo has resigned as a director of the Company and as an Advisor to the company.

On May 5, 2022, Edible Garden AG, Inc. (“Edible Garden”) announced the pricing of its initial public offering of 2,930,000 shares of its common stock and accompanying warrants to purchase up to 2,930,000 shares of common stock for an exercise price of $5.00 per share. Each share of common stock is being sold together with one warrant at a combined offering price of $5.00, for gross proceeds of approximately $14.7 million. The Company holds a 20% interest in Edible Garden. As a result of the initial public offering during the second quarter of 2022, the Company will reassess its allowance on the investment and record the investment at its fair value. The Company is currently assessing the exact impact on the Company’s financial statements. See Note 5, “Investments in Unconsolidated Affiliates” for additional information.

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
There are a number of risks, uncertainties, and other important factors, many of which are beyond our control, that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties, and other important factors that could cause actual results to differ include, among others, the risk, uncertainties and factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and in other filings we make from time to time with the U.S. Securities and Exchange Commission (“SEC”).
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
Company Overview
Our corporate headquarters is located at 3242 S. Halladay St, Santa Ana, California 92705 and our telephone number is (888) 909-5564. Our website addresses are as follows: www.unrivaledbrands.com. No information available on or through our websites shall be deemed to be incorporated into this Quarterly Report on Form 10-Q. Our common stock, par value $0.001 (the “Common Stock”), is quoted on the OTC Markets Group, Inc’s OTCQX tier under the symbol “UNRV.”
Our Business
The Company is a multi-state operator ("MSO") with retail, production, distribution, and cultivation operations, with an emphasis on providing the highest quality of medical and adult use cannabis products. From the acquisition of UMBRLA, the Company has multiple cannabis lifestyle brands. The Company is home to Korova, a brand of high potency products across multiple product categories, currently available in California, Oregon, Arizona, and Oklahoma. Other Company brands include Cabana, a boutique cannabis flower brand, and Sticks, a mainstream value-driven cannabis brand, active in California and Oregon. With the acquisition of People’s First Choice, the Company operates a premier cannabis dispensary in Orange County, California. The Company also owns dispensaries in California which operate as People's in Los Angeles, The Spot in Santa Ana, Blum in Oakland and Silverstreak in San Leandro. The Company also has licensed distribution facilities in Portland, OR, Los Angeles, CA and Sonoma County, CA.
We are organized into two reportable segments:

•Cannabis Retail – Includes cannabis-focused retail, both physical stores and non-store front delivery
•Cannabis Cultivation and Distribution- Includes cannabis cultivation, production and distribution operations
Either independently or in conjunction with third parties, we operate medical marijuana retail and adult use dispensaries, cultivation and production facilities in California and Oregon.
As of March 31, 2022, the Company had 338 employees. Our employees are the heart of our Company. In a rapidly evolving industry, it is imperative that we attract, develop and retain top talent on an ongoing basis. To do this, we seek to make Unrivaled Brands an inclusive, diverse and safe workplace, with meaningful compensation and opportunities for career growth.
RESULTS OF OPERATIONS
The below table outlines the impact of reclassifying the operations of the Nevada Dispensaries, OneQor, and Edible Garden to discontinued operations:

	(in thousands)
	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenue
Continuing Operations	$20,725	$2,057	$18,668	907.5%
Discontinued Operations	2,605	3,399	(794)	(23.4)%
Total Revenue	$23,330	$5,456	$17,874	327.6%

Cost of Goods Sold
Continuing Operations	$14,292	$1,866	$12,426	665.9%
Discontinued Operations	543	2,500	(1,957)	(78.3)%
Total Cost of Goods Sold	$14,835	$4,366	$10,469	239.8%

Gross Profit $
Continuing Operations	$6,433	$191	$6,242	3,268.1%
Discontinued Operations	2,062	899	1,163	129.4%
Total Gross Profit $	$8,495	$1,090	$7,405	679.4%

Gross Profit %
Continuing Operations	31.0%	9.3%	21.8%
Discontinued Operations	79.2%	26.4%	52.7%
Total Gross Profit %	36.4%	20.0%	16.0%
Outlook

Unrivaled Brands, Inc. has made substantial progress on its integration efforts since successfully closing the merger with UMBRLA on July 1st, 2021. Management believes that this strategic acquisition and corporate rebranding will provide a sustainable platform to capture synergies across organization verticals by leveraging Unrivaled’s existing brand portfolio and scaling its multi-state distribution operations. Furthermore, on September 1st, 2021 the Company entered into a Management Agreement with People’s First Choice; granting Unrivaled Brands, Inc. operational management and control of the Santa Ana, CA dispensary which provided an immediate lift to revenues as well as the opportunity to expand the retail footprint of our in-house product lines including, but not limited to, Korova, Sticks & Cabana. However, if these acquisitions do not perform as expected, an earlier than expected impairment analysis of these acquired intangible assets and goodwill may result in impairments of our long-lived assets.

Besides integrating and expanding the Company’s platform, management is focused on fostering strategic partnerships with keystone brands in the west coast that complement our brand portfolio and corporate mission. As such, on August 18th 2021, Unrivaled entered into an exclusive distribution agreement with G-Eazy’s FlowerShop, a lifestyle and wellness brand that can be found in over 400 retail stores across California at time of writing. To this end, the Company’s efforts to create a robust and scalable platform in tandem to brand-conscious partnerships both position the Company to create sustainable shareholder value as “The West Coast MSO”.
Comparison of the Three Months Ended March 31, 2022 and 2021
Revenues
During the three months ended March 31, 2022, the Company generated total revenue of $20.73 million composed of retail revenue of $12.11 million and cultivation/distribution revenue of $8.62 million. This compared to total revenue of $2.06 for the quarter ended March 31, 2021 which included retail revenue of $1.70 million and cultivation/distribution revenue of $0.36 million. This was an increase of 907.5% in total revenue.
Retail revenue for the quarter dramatically outpaced the first quarter of the prior year due to the retail assets acquired in the Company's 2021 acquisitions of UMBRLA, People's First Choice and SilverStreak Solutions. We are operating five retail stores and a non-storefront delivery service in 2022 compared to prior year when the Company was operating two retail stores. On a comparable store basis, we saw a 23.3% increase over first quarter 2021 for the two comparable stores.
Cultivation and distribution revenues were dramatically increased as a result of the Company’s successful merger with UMBRLA, now with a distribution network throughout California and Oregon. The additive distribution assets provided a net benefit of $9.47 million for the three months ended March 31, 2022 as a direct result of integrating UMBRLA’s platform - an increase of 2,863% compared to the three months ended March 31, 2021.
Gross Profit
The Company’s gross profit for the three months ended March 31, 2022 was $6.43 million, compared to a gross profit of $0.19 million for the three months ended March 31, 2021, an increase of $6.24 million or 3,268.1%.
Selling, General and Administrative Expenses and Other Operating Expenses
The merger with UMBRLA and the acquisitions of People's First Choice and SilverStreak Solutions in 2021 led to more operations with additional facilities, employees and costs to support them. Selling, general and administrative expenses for the three months ended March 31, 2022 were $18.77 million, compared to $12.65 million for the three months ended March 31, 2021, an increase of $6.12 million or 48.4%. For the three months ended March 31, 2022, amortization and depreciation expenses increased by $2.76 million over the three months ended March 31, 2021, facilities related expenses, such as rent, utilities, repairs and maintenance, security and insurance, increased by $2.38 million over first quarter of 2021. Option expense and director’s compensation increased by $1.81 million with the addition of two more board members or 196 percent. Taxes, licensing and permitting increased by $1.27 million. Advertising increased by $0.90 million. Employee related expenses decreased by $4.86 million or 69.4%.
Operating Income (Loss)
The Company realized an operating loss of $12.14 million for the three months ended March 31, 2022 compared to an operating loss of $12.46 million for the three months ended March 31, 2021, an improvement of $0.32 million or 2.6%.
Other Income (Expense)
Other expense for the three months ended March 31, 2022 were $0.19 million, compared to the $0.32 million income recognized in the three months ended March 31, 2021, an increase of $0.51 million. This increase was attributed to additional interest expense.

Discontinued Operations
We realized a net gain of $2.04 million for the three months ended March 31, 2022. This was an increase of $1.60 million over the three months ended March 31, 2021 resulting from the disposal of the Dyer property and profit from our NuLeaf operation.
Net Loss Attributable to Unrivaled Brands, Inc.
We incurred a net loss of $8.87 million, or $(0.02) per share, for the three months ended March 31, 2022, an improvement of $0.03 per share compared to a net loss of $(12.08) million, or $(0.05) per share, for the three months ended March 31, 2021.
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
LIQUIDITY AND CAPITAL RESOURCES
We incurred net losses for the three months ended March 31, 2022 and 2021 and have an accumulated deficit of approximately $258.89 million and $250.02 million at March 31, 2022 and December 31, 2021, respectively.
As of March 31, 2022, we had working capital of $(52.75) million, including $3.67 million of cash compared to working capital of $(62.44) million, including $6.89 million of cash, as of December 31, 2021. Current assets were approximately 0.31 times current liabilities as of March 31, 2022, compared to approximately 0.29 times current liabilities as of December 31, 2021.
We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through private sales of common stock and debt securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations. In addition to this, if certain of our previous acquisitions do not operationally improve, we may be required to do an earlier than expected impairment analysis of our intangible assets and goodwill may result in impairments of our long-lived assets.
We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the end of 2022. However, we continue to evaluate various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations, or if we are able to raise capital, that it will be available to us on acceptable terms, on an acceptable schedule, or at all.
Operating Activities
Cash used in operating activities for the three months ended March 31, 2022 was $3.10 million, compared to $(2.91) million for the three months ended March 31, 2021, an increase of $0.19 million, or 6.4%. The increase in cash used in operating activities was due to primarily to increase in cash used for prepaid expenses and other assets.
Investing Activities
Cash provided by investing activities for the three months ended March 31, 2022 was $14.11 million, compared to cash provided by investing activities of $(0.05) million for the three months ended March 31, 2021, a decrease of $14.16 million, or 28,579.2%. The decrease in cash used in investing activities was primarily due to $13.21 million of proceeds received from the sale of the Dyer Property and $1.00 million of cash received in the first quarter of 2021 for the prior sale of the Reno subsidiary, both of which are classified as discontinued operations.
Financing Activities
Cash used in financing activities for the three months ended March 31, 2022 was $14.24 million, compared to $3.32 million provided by financing activities for the three months ended March 31, 2021, a decrease of $17.55 million, or 529.3%. The decrease in cash provided by financing activities for the three months ended March 31, 2022 was primarily due to $18.61 million of principal repayments of debt.
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
On a non-GAAP basis, the Company recorded a non-GAAP loss of $1.70 million for the three months ended March 31, 2022 compared to $2.23 million for the three months ended March 31, 2021. The details of those expenses and non-GAAP reconciliation of these non-cash items are set forth below:

	(in thousands)
	Three Months Ended March 31,
	2022	2021
Net loss attributable to Unrivaled Brand, Inc.	$(8,873)	$(12,077)
Non-GAAP adjustments:
Amortization of intangible assets	2,343	192
Depreciation expense	946	337
Stock-based compensation expense	2,186	397
Interest expense	1,766	73
Severance expense	670	8,990
Loss (Gain) on sale of investments	—	(6,212)
Gain on sale of assets	(198)	—
Gain for debt forgiveness	—	(86)
Loss on extinguishment of debt	(542)	6,161

Non-GAAP gain (loss)	$(1,702)	$(2,225)
The following table sets forth the computation of basic and diluted loss per share on a non-GAAP basis:

	(in thousands, except for shares)
	Three Months Ended March 31,
	2022	2021
Non-GAAP net income (loss)	$(1,702)	$(2,225)

Denominator:
Weighted average common shares - Basic	561,818,857	237,752,273
Weighted average common shares - Diluted	561,818,857	237,752,273

Non-GAAP earnings (loss) per common share:
Non-GAAP earnings (loss) - Basic	$—	$(0.01)
Non-GAAP earnings (loss) - Diluted	$—	$(0.01)
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
This item is omitted as it is not required for a smaller reporting company.
ITEM 4. CONTROLS AND PROCEDURES.
Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31,

2022. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective to a reasonable level as of March 31, 2022.
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

Changes in Internal Control Over Financial Reporting

We regularly assess the adequacy of our internal controls over financial reporting and enhance our controls in response to internal control assessments and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. See Note 15, “Commitments and Contingencies” for further information about legal activity.
ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2021, except for the risk factors noted below. Please refer to that section for disclosures regarding the risk and uncertainties relating to our business.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

Exhibit	Description

2.1	Agreement and Plan of Merger, dated March 2, 2021
2.2	Name Change Agreement and Plan of Merger, dated as of June 30, 2021, by and between the Company and Unrivaled Brands, Inc.
2.3	Membership Interest Purchase Agreement, dated as of July 1, 2021, by and among the Company and Nicholas Kovacevich and Dallas Imbimbo.
2.4	Membership Interest Purchase Agreement, dated August 15, 2021.
2.5	Membership Interest Purchase Agreement, dated as of November 17, 2021.
2.6	Membership Interest Purchase Agreement, dated November 22, 2021.
2.7	Certificate of Withdrawal of Certificate of Designation of Series A Preferred Stock
2.8	Certificate of Withdrawal of Certificate of Designation of Series B Preferred Stock
2.9	Articles of Merger, filed with the Nevada Secretary of State on July 1, 2021.
2.10	Name Change Articles of Merger, filed with the Nevada Secretary of State on July 1, 2021.
2.11	Articles of Incorporation.
2.12	Certificate of Amendment
2.13	Certificate of Change
2.14	Certificate of Amendment
2.12	Second Amended and Restated Bylaws.
3.1	Form of Amendment No. 1 to 7.5% Senior Convertible Promissory Note.
3.2	Form of Amendment No. 2 to 7.5% Senior Convertible Promissory Note, dated January 11, 2021.
3.3	Form of Amendment No. 3 to 7.5% Senior Convertible Promissory Note.
3.4	Form of Common Stock Purchase Warrant
3.5	Form of 3.0% Senior Convertible Promissory Note.
3.6	Form of Common Stock Purchase Warrant (“A Warrant”).
3.7	Form of Common Stock Purchase Warrant (“B Warrant”).
3.8	Form of Straight Promissory Note (“6-Month Note”).
3.9	Form of Straight Promissory Note (“12-Month Note”).
3.10	Common Stock Purchase Warrant
3.11	Form of Senior Secured Promissory Note.
3.12	Secured Promissory Note, dated November 22, 2021.
3.13	2016 Equity Incentive Plan.†
3.14	Form of Terra Tech Corp. Amended and Restated 2018 Equity Incentive Plan.†
3.15	Amendment to Terra Tech Corp. Amended and Restated 2018 Equity Incentive Plan, dated as of February 14, 2020.†
3.16	2019 Equity Incentive Plan of UMBRLA, Inc.†
3.17	Amendment to 2019 Equity Incentive Plan of UMBRLA, Inc., dated March 1, 2020.†
3.18	Amendment to 2019 Equity Inventive Plan of UMBRLA, Inc., dated October 22, 2020.†
4.1	Sublease, dated March 29, 2016, by and between Black Oak Gallery and CCIG Properties, LLC .
4.2	Employment Agreement between Terra Tech Corp. and Jeffrey Batliner, dated June 7, 2021.
4.3	Loan Agreement Amendment, dated January 7, 2021.
4.4	Indemnification Agreement (Jeffrey Batliner), dated January 7, 2021.†
4.5	Indemnification Agreement (Steven J. Ross), dated January 7, 2021.†
4.6	Form of Registration Rights Agreement.
4.7	Independent Director Agreement between Terra Tech Corp. and Nicholas Kovacevich, dated February 1, 2021.†

4.8	Independent Director Agreement between Terra Tech Corp. and Ira Ritter, dated February 1, 2021.†
4.9	Registration Rights Agreement.
4.10	Independent Director Agreement between Terra Tech Corp. and Tiffany Davis, dated April 6, 2021.†
4.11	Director Indemnification Agreement between Terra Tech Corp. and Tiffany Davis, dated April 6, 2021.†
4.12	Stock Option Agreement between Terra Tech Corp. and Tiffany Davis, dated April 6, 2021.
31.1	Certification of Tiffany Davis, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Jeffrey Batliner, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Tiffany Davis, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. **
32.2	Certification of Jeffrey Batliner, Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. **
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flow, (iv) Consolidated Statements of Stockholders Equity, and (v) Notes to Unaudited Consolidated Financial Statements.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*
___________________
*Filed herewith
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

UNRIVALED BRANDS, INC.

Date: May 16, 2022	By:	/s/ Jeffrey Batliner
Jeffrey Batliner
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)