Form 10-Q
period 2022-06-30
Unrivaled Brands, Inc.
filed 2022-08-18
CIK 1451512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
As of August 10, 2022, there were 530,456,383 shares outstanding, 83,661,093 shares of common stock issuable upon the exercise of all our outstanding warrants and 53,129,423 shares of common stock issuable upon the exercise of all vested options.

UNRIVALED BRANDS, INC.
INDEX TO FORM 10-Q FOR THE
QUARTERLY PERIOD ENDED JUNE 30, 2022

UNRIVALED BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash	$7,263	$6,891
Accounts receivable, net	855	4,677
Inventory, net	6,038	7,179
Prepaid expenses and other assets	3,084	1,272
Notes receivable	375	750
Current assets held for sale	582	4,495
Total current assets	18,197	25,264

Property, equipment and leasehold improvements, net	21,416	23,728
Intangible assets, net	102,772	129,637
Goodwill	14,506	48,132
Other assets	19,359	26,915
Investments	1,214	163
Long-term assets held for sale	2,791	17,984
TOTAL ASSETS	$180,255	$271,824

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable and accrued expenses	$37,148	$31,904
Short-term debt	26,532	45,749
Income taxes payable	9,913	7,969
Current liabilities held for sale	1,851	2,087
Total current liabilities	75,444	87,708

Long-term liabilities:
Long-term debt, net of discounts	7,638	10,006
Deferred tax liabilities	3,986	6,123
Long-term lease liabilities	14,471	21,316
Long-term liabilities held for sale	1,465	184
Total long-term liabilities	27,560	37,629
Total liabilities	103,004	125,337

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.001:
990,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 532,514,791 and 498,546,291 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	554	521
Additional paid-in capital	401,214	392,930
Treasury stock: 2,308,408 shares of common stock as of June 30, 2022 and December 31, 2021	(808)	(808)
Accumulated deficit	(323,710)	(250,015)
Total Unrivaled Brands, Inc. Stockholders’ Equity	77,251	142,628
Non-controlling interest	—	3,859
Total stockholders’ equity	77,251	146,487
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$180,255	$271,824
The accompanying notes are an integral part of the unaudited consolidated financial statements.

UNRIVALED BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except for shares and per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Total revenues	$17,556	$2,872	$38,280	$4,928
Cost of goods sold	9,286	147	23,578	2,013
Gross profit	8,270	2,725	14,702	2,915

Selling, general and administrative expenses	19,070	4,698	37,837	17,347
Impairment of assets	55,726	—	55,726	—
Loss on sale of assets	542	—	343	—
Loss from operations	(67,068)	(1,973)	(79,204)	(14,432)

Other income (expense):
Gain (loss) on extinguishment of debt	—	—	542	(6,161)
Interest expense, net	(443)	(39)	(2,210)	(112)
Unrealized gain on investments	963	—	963	—
Other income	443	17	1,477	362
Gain (loss) on investments	—	(874)	—	5,337
Total other income (expense)	963	(896)	773	(574)

Loss from continuing operations, before provision for income taxes	(66,105)	(2,869)	(78,432)	(15,006)
Provision for income tax benefit for continuing operations	449	—	2,136	—
Net loss from continuing operations	(65,655)	(2,869)	(76,295)	(15,006)

Income (loss) from discontinued operations, before provision for income taxes	1,843	(2,101)	3,979	(1,663)
Provision for income tax benefit for discontinued operations	95	—	—	—
Net income (loss) from discontinued operations	1,938	(2,101)	3,979	(1,663)

NET LOSS	(63,718)	(4,970)	(72,317)	(16,669)

Less: Loss attributable to non-controlling interest from continuing operations	—	(868)	—	(486)
Less: Income attributable to non-controlling interest from discontinued operations	—	—	275	—
NET LOSS ATTRIBUTABLE TO UNRIVALED BRANDS, INC.	$(63,718)	$(4,102)	$(72,592)	$(16,183)

Loss from continuing operations per common share attributable to Unrivaled Brands, Inc. common stockholders – basic and diluted	$(0.11)	$(0.01)	$(0.13)	$(0.06)
Net Loss per common share attributable to Unrivaled Brands, Inc. common stockholders – basic and diluted	$(0.11)	$(0.02)	$(0.13)	$(0.07)

Weighted-average number of common shares outstanding – basic and diluted	575,973,609	258,897,777	572,176,041	248,066,926
The accompanying notes are an integral part of the unaudited consolidated financial statements.

UNRIVALED BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(72,317)	$(16,669)
Less: Net income (loss) from discontinued operations	3,979	(1,663)
Net loss from continuing operations	(76,295)	(15,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for income taxes	(2,136)	—
Bad debt expense	1,220	—
Depreciation and amortization	6,683	1,035
Gain on sale of assets	343	—
Gain on debt forgiveness	—	(86)
Gain on sale of investments	—	(5,337)
Amortization of operating lease right-of-use asset	1,127	385
Gain (loss) on extinguishment of debt	(542)	6,161
Non-cash interest expense	676	30
Non-cash portion of severance expense	—	7,990
Stock-based compensation	3,868	1,198
Unrealized gain on investments	(963)	—
Impairment expense	55,726	—
Change in operating assets and liabilities:
Accounts receivable	2,595	(813)
Inventory	1,131	72
Prepaid expenses and other current assets	(1,958)	(735)
Other assets	(2,584)	(127)
Accounts payable and accrued expenses	10,156	1,033
Operating lease liabilities	121	(240)
Net cash used in operating activities - continuing operations	(833)	(4,440)
Net cash used in operating activities - discontinued operations	(489)	(2,296)
NET CASH USED IN OPERATING ACTIVITIES	(1,322)	(6,736)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(2,129)	(482)
Repayment of notes receivable	375	—
Proceeds from sale of investments	—	39,382
Proceeds from sales of assets	450	—
Net cash (used in) / provided by investing activities - continuing operations	(1,304)	38,900
Net cash provided by investing activities - discontinued operations	20,709	4,822
NET CASH PROVIDED BY INVESTING ACTIVITIES	19,405	43,722

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	—	3,500
Payments of debt principal	(21,645)	(1,012)
Cash paid for debt discount	—	(178)
Proceeds from issuance of common stock	4,375	—
Net cash (used in) / provided by financing activities - continuing operations	(17,270)	2,310
NET CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES	(17,270)	2,310

NET CHANGE IN CASH	814	39,296

Cash at beginning of period	6,891	217
Cash reclassified to discontinued operations	(442)	—
CASH AT END OF PERIOD	$7,263	$39,513

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$1,558	$430

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt principal and accrued interest converted into common stock	$52	$3,596
Net assets transferred to held for sale	$1,328	$—
Stock options exercised on a net share basis	$—	$2
Promissory note issued for severance	$—	$2,100
The accompanying notes are an integral part of the unaudited consolidated financial statements.

UNRIVALED BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021
(UNAUDITED)
(in thousands, except for shares)

			Additional Paid-In Capital	Treasury	Accumulated Deficit	Non- Controlling Interest	Total
	Common Stock			Stock
	Shares	Amount		Amount
Balance at March 31, 2022	530,329,995	$552	$399,536	$(808)	$(258,888)	$4,134	$144,526
Stock compensation - employees	1,200,000	1	169	—	—	—	170
Stock compensation - directors	259,796	0	29	—	—	—	29
Stock compensation - services expense	725,000	1	128	—	—	—	129
Stock option expense	—	—	1,352	—	—	—	1,352
Disposition of non-controlling interest	—	—	—	—	(1,103)	(4,134)	(5,237)
Net loss attributable to Unrivaled Brands, Inc.	—	—	—	—	(63,718)	—	(63,718)
Balance at June 30, 2022	532,514,791	$554	$401,214	$(808)	$(323,710)	$—	$77,251

			Additional Paid-In Capital	Treasury	Accumulated Deficit	Non- Controlling Interest	Total
	Common Stock			Stock
	Shares	Amount		Amount
Balance at March 31, 2021	235,491,198	$256	$290,225	$(808)	$(230,825)	$4,845	$63,693
Stock compensation - employees	250,000	—	68	—	—	—	68
Stock compensation - directors	343,493	1	93	—	—	—	94
Stock option exercises	470,717	1	(1)	—	—	—	—
Stock option expense	—	—	641	—	—	—	641
Net loss attributable to non-controlling interest	—	—	—	—	—	(868)	(868)
Net loss attributable to Unrivaled Brands, Inc.	—	—	—	—	(4,102)	—	(4,102)
Balance at June 30, 2021	236,555,408	$258	$291,026	$(808)	$(234,927)	$3,977	$59,526

The accompanying notes are an integral part of the unaudited consolidated financial statements.
UNRIVALED BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(UNAUDITED)
(in thousands, except for shares)

	Preferred Stock				Additional Paid-In Capital	Treasury	Accumulated Deficit	Non- Controlling Interest	Total
	Convertible Series A		Common Stock			Stock
	Shares	Amount	Shares	Amount		Amount
Balance at December 31, 2021	—	$—	498,546,291	$521	$392,930	$(808)	$(250,015)	$3,859	$146,487
Warrants exercise	—	—	4,759,708	4	(5)	—	—	—	(1)
Stock compensation - employees	—	—	2,100,000	2	350	—	—	—	352
Stock compensation - directors	—	—	943,128	1	212	—	—	—	213
Stock compensation - services expense	—	—	725,000	1	128	—	—	—	129
Stock option exercise	—	—	146,212	—	—	—	—	—	—
Debt conversion - common stock	—	—	294,452	—	75	—	—	—	75
Stock issued for cash	—	—	25,000,000	25	4,350	—	—	—	4,375
Stock option expense	—	—	—	—	3,174	—	—	—	3,174
Disposition of non-controlling interest	—	—	—	—	—	—	(1,103)	(4,134)	(5,237)
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	275	275
Net loss attributable to Unrivaled Brands, Inc.	—	—	—	—	—	—	(72,592)	—	(72,592)
Balance at June 30, 2022	—	$—	532,514,791	$554	$401,214	$(808)	$(323,710)	$—	$77,251

	Preferred Stock				Additional Paid-In Capital	Treasury	Accumulated Deficit	Non- Controlling Interest	Total
	Convertible Series A		Common Stock			Stock
	Shares	Amount	Shares	Amount		Amount
Balance at December 31, 2020	12	$—	196,512,867	$218	$275,060	$(808)	$(219,803)	$4,463	$59,130
Adoption of ASU 2020-06	—	—	—	—	(1,071)	—	1,059	—	(12)
Debt conversion - common stock	—	—	20,391,774	20	3,990	—	—	—	4,010
Warrants issued to Dominion	—	—	—	—	5,978	—	—	—	5,978
Stock compensation - employees	—	—	250,000	—	67	—	—	—	67
Stock compensation - directors	—	—	885,159	1.00	213	—	—	—	214
Stock compensation - services expense	—	—	332,947	—	32	—	—	—	32
Stock option exercises	—	—	1,696,947	2	(2)	—	—	—	—
Acquisition of A shares	(8)	—	16,485,714	17	5,874	—	—	—	5,891
Elimination of Preferred Stock	(4)	—	—	—	—	—	—	—	—
Stock option expense	—	—	—	—	885	—	—	—	885
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(486)	(486)
Net loss attributable to Unrivaled Brands, Inc.	—	—	—	—	—	—	(16,183)	—	(16,183)
Balance at June 30, 2021	—	$—	236,555,408	$258	$291,026	$(808)	$(234,927)	$3,977	$59,526

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
All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 2022 and December 31, 2021, and the consolidated results of operations and cash flows for the quarters ended June 30, 2022 and 2021 have been included. These interim unaudited condensed consolidated financial statements do not include all disclosures required by GAAP for complete financial statements and, therefore, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2021. The December 31, 2021 balances reported herein are derived from the audited consolidated financial statements for the year ended December 31, 2021. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.
Going Concern
The accompanying financial statements have been prepared assuming that we will continue as a going concern. In an effort to achieve liquidity that would be sufficient to meet all of our commitments, we have undertaken a number of actions, including minimizing capital expenditures and reducing recurring expenses. However, we believe that even after taking these actions, we will not have sufficient liquidity to satisfy all of our future financial obligations. The risks and uncertainties surrounding our ability to raise capital, our limited capital resources, and the weak industry conditions impacting our business raise substantial doubt as to our ability to continue as a going concern. See Note 20, "Going Concern" of the Notes to Consolidated Financial Statements for additional information.
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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not affect net loss, revenues or stockholders’ equity. See Note 17, "Discontinued Operations" for further discussion regarding discontinued operations.
Trade and Other Receivables
The Company extends non-interest bearing trade credit to its customers in the ordinary course of business which is not collateralized. Accounts receivable are shown on the face of the consolidated balance sheets, net of an allowance for doubtful accounts. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends, in determining the allowance for doubtful accounts. The Company does not accrue interest receivable on past due accounts receivable. The allowance for doubtful accounts was $4.76 million and $3.68 million as of June 30, 2022 and December 31, 2021, respectively.
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
Notes Receivable
The Company reviews all outstanding notes receivable for collectability as information becomes available pertaining to the Company’s inability to collect. An allowance for notes receivable is recorded for the likelihood of non-collectability. The Company accrues interest on notes receivable based net realizable value. The allowance for uncollectible notes was nil as of June 30, 2022 and December 31, 2021, respectively.
Assets Held for Sale and Discontinued Operations
Assets held for sale represent furniture, equipment, and leasehold improvements less accumulated depreciation as well as any other assets that are held for sale in conjunction with the sale of a business. The Company records assets held for sale in accordance with ASC 360, “Property, Plant, and Equipment,” at the lower of carrying value or fair value less costs to sell. Fair value is based on the estimated proceeds from the sale of the facility utilizing recent purchase offers, market comparables and/or data. Our estimate as to fair value is regularly reviewed and subject to changes in the commercial real estate markets and our continuing evaluation as to the facility’s acceptable sale price. The reclassification takes place when the assets are available for immediate sale and the sale is highly probable. These conditions are usually met from the date on which a letter of intent or agreement to sell is ready for signing. The Company follows the guidance within ASC 205, “Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity” when assets held for sale represent a strategic shift in the Company’s operations and financial results. For long-lived assets or disposals groups that are classified as held for sale but do not meet the criteria for discontinued operations, the assets and liabilities are presented separately on the balance sheet of the initial period in which it is classified as held for sale.
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
Disaggregation of Revenue
The table below includes revenue disaggregated by geographic location for the periods presented:

	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
California	$15,608	$2,872	$34,053	$4,928
Oregon	1,947	—	4,227	—
Total	$17,556	$2,872	$38,280	$4,928
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
Advertising Expenses
The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.” Advertising expenses from continuing operations totaled $0.77 million and $1.69 million for the three and six months ended June 30, 2022, respectively, and $0.08 million and $0.11 million for the three and six months ended June 30, 2021, respectively.

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
Income Taxes
The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”. The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. At June 30, 2021, such net operating losses were offset entirely by a valuation allowance. No valuation allowance remained at June 30, 2022.
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
Loss Per Common Share
In accordance with the provisions of ASC 260, “Earnings Per Share”, net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the three and six months ended June 30, 2022 and 2021. Therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for all periods presented.
Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	Six Months Ended June 30,
	2022	2021

Common stock warrants	85,826,872	16,076,556
Common stock options	88,126,615	16,721,567
	173,953,487	32,798,123

NOTE 3 – CONCENTRATIONS OF BUSINESS AND CREDIT RISK
The Company maintains cash balances in several financial institutions that are insured by either the Federal Deposit Insurance Corporation or the National Credit Union Association up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations, and it maintains significant cash on hand at certain of its locations. The Company has not historically experienced any material loss from carrying cash on hand. The amount in excess of insured limitations was at $0.89 million and $5.42 million as of June 30, 2022 and December 31, 2021, respectively.
The Company provides credit in the normal course of business to customers located throughout the U.S. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. There were no customers that comprised more than 10.0% of the Company's revenue for the three and six months ended June 30, 2022 and 2021.
The Company sources cannabis products for retail, cultivation and production from various vendors. However, as a result of regulations in the State of California, the Company’s California retail, cultivation and production operations must use vendors licensed by the State. As a result, the Company is dependent upon the licensed vendors in California to supply products. If the Company is unable to enter into a relationship with sufficient members of properly licensed vendors, the Company’s sales may be impacted. During the three and six months ended June 30, 2022 and 2021, we did not have any concentration of vendors for inventory purchases. However, this may change depending on the number of vendors who receive appropriate licenses to operate in the State of California.
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
In November 2021, Nuleaf entered a definitive agreement with Jushi Holdings Inc. to acquire NuLeaf, Inc., together with its subsidiaries and affiliated companies and the Company classified the Nuleaf operations as classified as held for sale as of December 31, 2021. The transaction closed in April 2022 and the Nuleaf operations are classified as discontinued operations for all periods presented. See Note 17, "Discontinued Operations" for further information.
During the three and six months ended June 30, 2022, revenue attributed to NuLeaf was $— million and $2.81 million, respectively, and net loss attributed to NuLeaf was $8.12 million and $8.19 million, respectively. During the three and six months ended June 30, 2021, revenue attributed to NuLeaf was $3.39 million and $6.45 million, respectively, and net loss attributed to NuLeaf was $1.73 million and $0.97 million, respectively. The aggregate carrying values of Sparks

Cultivation, LLC and NuLeaf Reno Production, LLC assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows:

(in thousands)
December 31, 2021
Current assets:
Cash	$1,544
Accounts receivable, net	1,553
Inventory	1,359
Prepaid expenses and other current assets	39
Total current assets	4,495

Property, equipment and leasehold improvements, net	5,099
Other assets	295
TOTAL ASSETS	$9,889

Liabilities:
Total current liabilities	$350
Total long-term liabilities	184
TOTAL LIABILITIES	$534
During the six months ended June 30, 2022, the Company sold its interest in NuLeaf and no assets and liabilities remained as of June 30, 2022. See Note 17, "Discontinued Operations" for further discussions.

NOTE 5 – ASSETS HELD FOR SALE
Assets held for sale consist of those classified as discontinued operations and those that do not meet the criteria for discontinued operations under ASC 205. See Note 17, "Discontinued Operations" for further information. Subsidiaries classified as held for sale that do not qualify as discontinued operations as of June 30, 2022 consist of the following:

(in thousands)
June 30, 2022
Cash	$439
Accounts receivable, net	6
Inventory	7
Prepaid expenses and other assets	130
Total current assets held for sale	582

Property, equipment and leasehold improvements, net	1,132
Other assets	1,659
Total long-term assets held for sale	2,791

TOTAL ASSETS OF SUBSIDIARIES CLASSIFIED AS HELD FOR SALE	$3,373

Accounts payable and accrued expenses	$1,851
Total current liabilities held for sale	1,851

Long-term lease liabilities	1,465
Total long-term liabilities held for sale	1,465

TOTAL LIABILITIES OF SUBSIDIARIES CLASSIFIED AS HELD FOR SALE	$3,316

During the fiscal second quarter of 2022, the Company decided to divest two operating dispensaries in the state of California. In June 2022, the Company permanently closed Blüm San Leandro and is actively marketing the retail location for sale. The transaction is expected to close within the next year. The assets are classified as held for sale as of June 30, 2022 but do not meet the criteria for discontinued operation.

On June 18, 2022, the Company entered into a settlement agreement and transferred 100% of the membership interests in the People's dispensary in Los Angeles, CA wherein all operational control and risk of loss was transferred to the Buyer and the Company had no further obligations except for the operating lease payments. As consideration received, a promissory note of $1.4 million with the Buyer was forgiven. The Company recognized a loss upon sale of assets of $0.54 million for the difference between the aggregate consideration and the book value of the assets as of the disposition date which is recognized in the consolidated statements of operations during the three months ended June 30, 2022. All assets and liabilities related to the dispensary are excluded from the consolidated balance sheet as of June 30, 2022, except for the lease related assets and liabilities. All profits or losses subsequent to June 18, 2022 are excluded from the consolidated statements of operations.

NOTE 6 – INVESTMENTS IN UNCONSOLIDATED AFFILIATES
On March 30, 2020, Edible Garden Corp. (“Edible Garden”), a wholly-owned subsidiary of Terra Tech Corp. (the “Company”), entered into and closed an Asset Purchase Agreement (the “Purchase Agreement”) with Edible Garden Incorporated (the “Purchaser”), pursuant to which Edible Garden Corp. sold and the Purchaser purchased substantially all of the assets of Edible Garden (the “Business”). The consideration paid for the Business included two option agreements to purchase up to a 20% interest in the Purchaser for a nominal fee. The first option gives the Company the right to purchase a 10% interest in the Purchaser for one dollar at any time between the one and five-year anniversary of the transaction, or at any time should a change in control event or public offering occur. The second option gives the Company the right to purchase an additional 10% interest in the Purchaser for one dollar at any point prior to the five-year anniversary of the transaction. During the year ended December 31, 2021, the Company exercised its options and acquired 5,000,000 shares of Edible Garden's common stock for a nominal fee. During the fourth quarter of 2021, management concluded that the investment was impaired and recorded an impairment charge of $0.33 million, representing the total amount of the investment.
On May 3, 2022, Edible Garden completed a 1-for-5 reverse stock split of its outstanding common stock. As a result, the Company held 1,000,000 shares in Edible Garden. On May 5, 2022, Edible Garden announced the pricing of its initial public offering of 2,930,000 shares of its common stock and accompanying warrants to purchase up to 2,930,000 shares of common stock for an exercise price of $5.00 per share. Each share of common stock is being sold together with one warrant at a combined offering price of $5.00, for gross proceeds of approximately $14.70 million. The Company holds a 20% interest in Edible Garden. As a result of the initial public offering, the Company reassessed its write down on the investment and recorded a write up to its fair value, which is categorized within the fair value hierarchy as Level 2. As a result, the Company recorded a gain on investment of $0.96 million for the three and six months ended June 30, 2022.
NOTE 7 – INVENTORY
Raw materials consist of materials and packaging for manufacturing of products owned by Unrivaled Brands. Work-in-progress consists of cultivation materials and live plants grown at Black Oak Gallery and Hegenberger. Finished goods consists of cannabis products sold in retail and distribution. Inventory as of June 30, 2022 and December 31, 2021 consisted of the following:

	(in thousands)
	June 30, 2022	December 31, 2021

Raw materials	$1,848	$2,258
Work-in-progress	1,686	1,077
Finished goods	2,504	3,844
Total inventory	$6,038	$7,179
NOTE 8 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET
Property, equipment, and leasehold improvements as of June 30, 2022 and December 31, 2021 consisted of the following:

	(in thousands)
	June 30, 2022	December 31, 2021

Land and building	$7,581	$7,787
Furniture and equipment	3,970	3,873
Computer hardware	341	348
Leasehold improvements	11,454	14,409
Vehicles	1,143	1,142
Construction in progress	2,436	1,832
Subtotal	26,925	29,391
Less accumulated depreciation	(5,509)	(5,663)
Property, equipment and leasehold improvements, net	$21,416	$23,728
Depreciation expense related to property, equipment and leasehold improvements for the three months ended June 30, 2022 and June 30, 2021 was $0.97 million and $0.32 million, respectively, and for the six months ended June 30, 2022 and June 30, 2021 was $1.92 million and $0.66 million, respectively

On January 21, 2022, the Company sold its land in Spanish Springs, Nevada for $0.45 million to an unrelated third party.
NOTE 9 – INTANGIBLE ASSETS AND GOODWILL
Intangible Assets, Net
Intangible assets, net consisted of the following as of June 30, 2022 and December 31, 2021:

		(in thousands)
		June 30, 2022			December 31, 2021
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

Amortizing Intangible Assets:
Customer Relationships	3 to 5	$7,400	$(7,400)	$—	$7,400	$(7,400)	$—
Trademarks and Patent	2 to 8	4,500	(1,876)	2,624	4,500	(750)	3,750
Operating Licenses	14	100,701	(10,503)	90,198	100,701	(6,864)	93,837
Total Amortizing Intangible Assets		112,601	(19,779)	92,822	112,601	(15,014)	97,587

Non-Amortizing Intangible Assets:
Trade Name	Indefinite	9,950	—	9,950	32,050	—	32,050
Total Non-Amortizing Intangible Assets		9,950	—	9,950	32,050	—	32,050
Total Intangible Assets, Net		$122,551	$(19,779)	$102,772	$144,651	$(15,014)	$129,637
Amortization expense for the three months ended June 30, 2022 and 2021 was $2.42 million and $0.18 million, respectively, and for the six months ended June 30, 2022 and 2021 was $4.77 million and $0.38 million, respectively.
During the second quarter of 2022, management noted indicators of impairment of its indefinite-lived assets of certain asset groups. Specifically, changes in circumstances resulted in significant differences in actual revenue compared to projections. The Company used a discount rate under current market conditions to determine a preliminary estimate, noting an impairment of $22.10 million which is included as a component of impairment expense for the three and six months ended June 30, 2022. The Company will conduct its annual impairment assessment on September 30 that may result in additional impairment.
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
During the second quarter of 2022, the Company identified changes in circumstances that would indicate the carrying value of certain reporting units may be impaired. Management performed a preliminary quantitative assessment using a comparison of actual revenues to projections and applied a current discount rate, which resulted in a goodwill impairment loss of $33.63 million for the three and six months ended June 30, 2022. The Company will conduct its annual impairment assessment on September 30 that may result in additional impairment. The balance of goodwill at June 30, 2022 and December 31, 2021 was $14.51 million and $48.13 million, respectively.
NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following:

	(in thousands)
	June 30, 2022	December 31, 2021

Accounts Payable	$19,898	$16,804
Tax Liabilities	7,244	5,147
Accrued Payroll and Benefits	948	1,409
Current Lease Liabilities	1,940	3,120
Other Accrued Expenses	7,118	5,424
Total Accounts Payable and Accrued Expenses	$37,148	$31,904

NOTE 11 – NOTES PAYABLE
Notes payable as of June 30, 2022 and December 31, 2021 consisted of the following:

	(in thousands)
	June 30, 2022	December 31, 2021
Promissory note dated January 18, 2018, issued for the purchase of real property. The promissory note was collateralized by the land and building purchased and matured January 18, 2022. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter. The full principal balance and accrued interest are due at maturity. In the event of default, the note is convertible at the holder's option.	$—	$6,500
Promissory note dated May 4, 2020, issued to Harvest Small Business Finance, LLC, an unaffiliated third party. Loan was part of the Paycheck Protection Program ("PPP Loan") offered by the U.S. Small Business Administration. The interest rate on the note was 1.0%. The note required interest and principal payments seven months from July 2020. The note matures in February 2025.	15	562
Unsecured promissory note dated January 22, 2021, issued to Michael Nahass (a related party), which matured January 25, 2022, and bore interest at a rate of 3% per annum.	—	1,050
Convertible promissory note dated January 25, 2021, issued to accredited investors, which matured July 22, 2022 and bears interest at a rate of 8% per annum. The conversion price is $0.175 per share.	3,450	3,500
Promissory note dated July 27, 2021, issued to Arthur Chan which matures July 26, 2024, and bears interest at a rate of 12% per annum.	2,500	2,500
Senior Secured Promissory Note dated November 22, 2021 issued to Dominion Capital LLC, which matured on February 22, 2022 and bore interest at a rate of 12% per annum.	—	2,500
Unsecured promissory note without interest from a related party. The loan is paid in 20 equal installments and matured on August 1, 2022.	60	90
Promissory note dated June 1, 2020, issued as part of the Paycheck Protection Program ("PPP Loan") offered by the U.S. Small Business Administration. The interest rate on the note is 1.0%. The note matured on June 1, 2022.	297	297
Line of credit agreement entered on March 31, 2021, which matured on March 31, 2022 and bore interest of 2.9% per 30 days.	—	4,500
Promissory note dated October 1, 2021, issued to Sterling Harlan as part of the SilverStreak Solutions acquisition. The interest rate on the note was 3.0%. The note matured on April 1, 2022.	2,000	2,000
Promissory note dated October 1, 2021, issued to Sterling Harlan as part of the SilverStreak Solutions acquisition. The interest rate on the note is 3.0%. The note matures on October 1, 2022.	2,500	2,500
Secured promissory note dated November 22, 2021 issued to People's California, LLC, which matures on November 22, 2023 and bears interest at a rate of 8.0% per annum. Payments due include $2.00 million plus accrued interest for the first twelve months followed by payments of $1.00 million plus accrued interest until maturity.	21,569	28,569
Promissory note dated May 1, 2019, assumed by the Company on July 1, 2021 in connection with the purchase of real property, from a related party. The note matures on May 15, 2039 and bears interest at a rate of 9.89% per year.	2,922	2,954
Notes payable - promissory notes	$35,313	$57,522
Vehicle loans	177	204
Less: Short-term debt	(26,532)	(45,749)
Less: Debt discount	(1,320)	(1,971)
Net Long-Term Debt	$7,638	$10,006

During the six months ended June 30, 2022, the Company converted debt and accrued interest into 294,452 shares of the Company’s common stock. See Note 13, "Stockholders' Equity" for further information.
Series A Preferred Stock Purchase Agreement
On January 22, 2021, the Company entered into an unsecured promissory note in the amount of $1.05 million in connection with the Series A Preferred Stock Purchase Agreement with Michael A. Nahass. The promissory note bears interest at the rate of 3% and matured on or about January 25, 2022. On February 8, 2022, the Company paid the outstanding principal and interest on the $1.05 million promissory note held by Mr. Nahass. This payment satisfied the obligation and retired the note.
Debt Related to Dyer Property
On January 18, 2018, the Company entered into a $6.50 million promissory note for the purchase of land and building in Santa Ana, CA (the "Dyer Property"). On November 22, 2021, the Company issued a senior secured promissory note to Dominion Capital LLC in the amount of $2.50 million, which matured on February 22, 2022 and bore interest at a rate of 12% per annum. As a result of the sale of the Dyer Property on February 10, 2022, the Company retired a total of $9.00 million in outstanding debt related to the Dyer Property. See Note 17, "Discontinued Operations" for further information.
Forgiveness of PPP Note
On May 4, 2020, OneQor Technologies, Inc entered into a promissory note (the “PPP Note”) with Harvest Small Business Finance, LLC (the “Lender”), pursuant to which the Lender agreed to make a loan to the Company under the Paycheck Protection Program (“PPP”) offered by the U.S. Small Business Administration in a principal amount of $0.56 million. The PPP Note incurs interest at a fixed rate of 1% per annum and matured on May 4, 2022. On February 16, 2022, the Company received notice of forgiveness of approximately $0.54 million of the PPP Note. The remainder is to be paid off over the next three years.
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
Amendment of People's Secured Promissory Note
On April 8, 2022, the Company and People's California, LLC agreed to amend a portion of the November 22, 2021 Closing Documents (Primary Membership Interest Purchase Agreement, Secondary Membership Interest Purchase Agreement, Secured Promissory Note, and other ancillary agreements). On April 11, 2022, the Company paid $3.00 million upon execution of the amendment and was to pay $5.00 million by June 1, 2022, or June 30, 2022 if the Company obtained debt financing approved by People’s, to satisfy all financial obligations that would be owing as of June 30, 2022. People’s declined to approve the debt financing obtained by the Company, and the Company did not make the $5.00 million payment. Management is renegotiating terms of the promissory note as of the date of these consolidated financial statements.
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
The Company occupies office facilities under lease agreements that expire at various dates. In addition, office, production and transportation equipment is leased under agreements that expire at various dates. The Company does not have any significant finance leases. Total operating lease costs for the three months ended June 30, 2022 and June 30, 2021 were $1.50 million and $0.34 million, respectively, and for the six months ended June 30, 2022 and June 30, 2021 were $2.71 million and $0.75 million, respectively. Short-term lease costs during the 2022 and 2021 fiscal quarters ended June 30 were not material.
As of June 30, 2022 and December 31, 2021, short term lease liabilities of $1.94 million and $3.12 million are included in “Accounts Payable and Accrued Expenses” on the consolidated balance sheets, respectively. The table below presents total operating lease right-of-use assets and lease liabilities as of June 30, 2022 and December 31, 2021:

	(in thousands)
	June 30, 2022	December 31, 2021
Operating lease right-of-use assets	$16,111	$24,448
Operating lease liabilities	$16,411	$24,436
The table below presents the maturities of operating lease liabilities as of June 30, 2022:

(in thousands)
Operating Leases
2022 (remaining)	$1,627
2023	3,308
2024	3,373
2025	2,927
2026	2,299
Thereafter	11,400
Total lease payments	24,934
Less: discount	(8,523)
Total operating lease liabilities	$16,411
The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets:

	Six Months Ended
	June 30, 2022	June 30, 2021
Weighted average remaining lease term (years)	5.7	79.0
Weighted average discount rate	11.4%	11.6%
NOTE 13 – EQUITY
Common Stock
The Company authorized 990,000,000 shares of common stock with $0.001 par value per share. As of June 30, 2022 and December 31, 2021, 532,514,791 and 498,546,291 shares of common stock were outstanding, respectively.

On February 1, 2022 the Company granted 294,452 shares Common Stock to Apollo Management Group, Inc. in exchange for the $0.05 million Convertible Promissory Note that Apollo Management Group, Inc. held and the related accrued interest. The fair value of the shares was $0.08 million.

On February 28, 2022, the Company sold 25,000,000 shares for an aggregate sales price of $4.35 million to Arthur Chan, an unrelated party. The shares were restricted.

During the six months ended June 30, 2022 , the Company issued 4,759,708 and 146,212 common shares for the cashless exercise of warrants and options, respectively.

During the six months ended June 30, 2022, the Company issued 2,100,000 and 943,128 common shares to employees and directors, respectively. As a result, the Company recorded stock compensation of $0.35 million and $0.21 million, respectively.

During the three and six months ended June 30, 2022, the Company issued 725,000 common shares to third party service providers. As a result, the Company recorded stock compensation of $0.13 million.
NOTE 14 – STOCK-BASED COMPENSATION
Equity Incentive Plans
In the first quarter of 2016, the Company adopted the 2016 Equity Incentive Plan. In the fourth quarter of 2018, the Company adopted the 2018 Equity Incentive Plan. In July 2021, the Company assumed the 2019 Equity Incentive Plan as part of the acquisition of UMBRLA. The following table contains information about the Company's equity incentive plans as of June 30, 2022:

	Awards Reserved for Issuance	Awards Exercised	Awards Outstanding	Awards Available for Grant

2016 Equity Incentive Plan	999,906	—	499,953	499,953
2018 Equity Incentive Plan	30,988,982	4,022,133	14,009,842	12,957,007
2019 Equity Incentive Plan	109,990,468	34,884	73,014,714	36,940,870
Stock Options
The following table summarizes the Company’s stock option activity and related information for the six months ended June 30, 2022:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options

Options outstanding as of January 1, 2022	88,251,380	$0.20
Granted	400,000	—
Exercised	(146,212)	$0.08
Forfeited	(223,791)	$0.15
Expired	(154,762)	$0.34
Options outstanding as of June 30, 2022	88,126,615	$0.20	8.3 years	$33
Options exercisable as of June 30, 2022	50,718,424	$0.24	7.4 years	$50
As of June 30, 2022, there was $5.44 million total unrecognized stock-based compensation. Such costs are expected to be recognized over a weighted-average period of approximately 1.6 years.

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
Stock-Based Compensation Expense
The following table sets forth the total stock-based compensation expense resulting from stock options and restricted grants of common stock to employees, directors and non-employee consultants in the consolidated statement of operations which are included in selling, general and administrative expenses:

	(in thousands except for shares / options)
	For the Three Months Ended
	June 30, 2022		June 30, 2021
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense	Number of Shares or Options Granted	Stock-Based Compensation Expense

Stock options	400,000	$1,352	5,409,716	$641

Stock grants:
Employees (common stock)	1,200,000	$170	250,000	68
Directors (common stock)	259,796	$29	343,493	94
Non–employee consultants (common stock)	725,000	$129	—	—

Total stock–based compensation expense		$1,680		$803

	(in thousands except for shares / options)
	For the Six Months Ended
	June 30, 2022		June 30, 2021
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense	Number of Shares or Options Granted	Stock-Based Compensation Expense

Stock options	400,000	$3,174	5,909,716	$885

Stock grants:
Employees (common stock)	2,100,000	$352	250,000	67
Directors (common stock)	943,128	$213	885,159	214
Non–employee consultants (common stock)	725,000	$129	332,947	32

Total stock–based compensation expense		$3,868		$1,198
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
On April 12, 2022, the Company and Francis Knuettel, formerly the Company's Chief Executive Officer, agreed to terms on a separation agreement. The Company agreed to pay Mr. Knuettel 50% of his annual base salary and continue his medical benefits for a period of six months. Mr. Knuettel's unvested shares and options vested immediately. As part of this separation agreement Mr. Knuettel resigned as a director of the Company.
On April 14, 2022, the Company and Dallas Imbimbo, an advisor to the Company and a director of the Company, agreed to terms on a separation agreement. The Company agreed to vest 100% of Mr. Imbimbo's restricted common stock granted pursuant to the advisor agreement with Mr. Imbimbo. The Company agreed to vest 100% of the options to purchase shares of the Company's common stock granted as part Mr. Imbimbo's Independent Director Agreement. The Company will pay Mr. Imbimbo $0.08 million in cash compensation. As part of this separation agreement, Mr. Imbimbo resigned as a director of the Company and as an Advisor to the Company.

NOTE 15 – WARRANTS
The following table summarizes warrant activity for the six months ended June 30, 2022:

	Warrants	Weighted-Average Exercise Price

Warrants outstanding as of January 1, 2022	85,826,872	$0.22
Issued	—	$—
Exercised	(4,759,708)	$—
Warrants outstanding as of June 30, 2022	81,067,164	$0.14

NOTE 16 – COMMITMENTS AND CONTINGENCIES
California Operating Licenses
The Company’s subsidiaries have operated compliantly and have been eligible for applicable licenses and renewals of those licenses.
Litigation and Claims
The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued if such disclosure is necessary for the Company’s financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there was one matter that required an accrual as of June 30, 2022. We have accrued $0.50 million for the Magee litigation detailed below.

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

Fusion LLF, LLC v. Unrivaled Brands, Inc. - On June 27, 2022, Fusion LLF, LLC filed an action against the Company, Fusion LLF, LLC v. Unrivaled Brands, Inc., Superior Court for the State of California, County of Orange Case No. 30-2022-01266856-CU-BC-CJC alleging claims for breach of contract, account stated, and right to attach order and writ of attachment. The Complaint claims at least $4.55 million in damages. Company has not yet responded to the Complaint and is evaluating the claims.

NOTE 17 – DISCONTINUED OPERATIONS
NuLeaf
On November 17, 2021, Medifarm III, LLC (“Medifarm”), a wholly-owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with NuLeaf, Inc., a Nevada corporation (“NuLeaf”). Upon the terms and subject to the satisfaction of the conditions described in the Purchase Agreement, Medifarm will sell its fifty percent (50%) of the outstanding membership interests of each of NuLeaf Reno Production, LLC (“NuLeaf Reno”) and NuLeaf Sparks Cultivation, LLC (“NuLeaf Sparks”) to NuLeaf, which currently owns the remaining fifty percent (50%) of the membership interests of NuLeaf Reno and NuLeaf Sparks, for aggregate consideration of $6.50 million in cash. The transaction closed in April 2022 and the Company recognized a gain of $2.05 million for the difference between the aggregate consideration and the book value of the assets as of the disposition date, less direct costs to sell, for the three and six months ended June 30, 2022.
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
Real Estate
On December 7, 2021, 620 Dyer LLC, a wholly-owned subsidiary of the Company, entered into a Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate (the “PSA”) with FRO III/SMA Acquisitions, LLC (the “Buyer”) to sell the real property located at 620 East Dyer Road, Santa Ana, CA (the “Dyer Property”) for $13.40 million in cash. On February 10, 2022, the Company announced the closing of the sale of the Dyer Property, resulting in the Company retiring $9.00 million of outstanding debt on the Dyer Property as disclosed in Note 11, "Notes Payable". The Company is continuing to evaluate its options with respect to the license originally connected to the Dyer property, including consideration of the retail density in the area. If the city of Santa Ana grants approval to relocate licenses elsewhere in the city, the Company may consider using the dispensary license to open a dispensary in an underserved part of Santa Ana.
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
The completed sales of our NuLeaf operations and Nevada dispensaries, completed sales of real estate assets, and assets divested during the periods presented represent a strategic shift that will have a major effect on the Company’s operations and financial results. As a result, management determined the results of these components qualified for discontinued

operations presentation in accordance with ASC 205, “Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity". Operating results for the discontinued operations were comprised of the following:

	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total revenues	$—	$3,391	$2,605	$6,446
Cost of goods sold	(23)	3,776	520	4,591
Gross profit	23	(385)	2,085	1,855

Selling, general and administrative expenses	228	1,561	1,862	3,036
Impairment of assets	—	—	—	—
(Gain) loss on sale of assets	(2,048)	5	(3,729)	6
Income (loss) from operations	$1,843	$(1,951)	$3,952	$(1,187)

Interest expense	—	(150)	—	(476)
Other income	—	—	27	—
Income tax benefit	95	—	—	—
Net income (loss) from discontinued operations	$1,938	$(2,101)	$3,979	$(1,663)

Loss from discontinued operations per common share attributable to Unrivaled Brands, Inc. common stockholders - basic and diluted	$(0.01)	$(0.01)	$—	$(0.01)
The carrying amounts of the major classes of assets and liabilities for the discontinued operations are as follows:

(in thousands)
December 31, 2021
Cash	$1,544
Accounts receivable, net	1,553
Inventory	1,359
Prepaid expenses and other assets	39
Property, equipment and leasehold improvements, net	17,661
Other assets	323
Assets of discontinued operations	$22,479

Accounts payable and accrued expenses	$1,170
Income taxes payable	917
Long-term lease liabilities	184
Liabilities of discontinued operations	$2,271
NOTE 18 – SEGMENT INFORMATION
The Company operates in two segments: (i) cannabis retail and (ii) cannabis cultivation and distribution. Our reportable segments are as follows:

	(in thousands)				(in thousands)
	Total Revenue		% of Total Revenue		Total Revenue		% of Total Revenue
	Three Months Ended June 30,				Six Months Ended June 30,
Segment	2022	2021	2022	2021	2022	2021	2022	2021
Cannabis Retail	$10,947	$2,318	62.4%	80.7%	$23,056	$4,017	60.2%	81.5%
Cannabis Cultivation & Distribution	6,609	554	37.6%	19.3%	15,224	911	39.8%	18.5%
Total	$17,556	$2,872	100.0%	100.0%	$38,280	$4,928	100.0%	100.0%
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

	(in thousands)				(in thousands)
	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
	Cannabis Retail	Cannabis Cultivation & Distribution	Corporate & Other	Total	Cannabis Retail	Cannabis Cultivation & Distribution	Corporate & Other	Total
Total revenues	$23,056	$15,224	$—	$38,280	$4,017	$911	$—	$4,928
Cost of goods sold	12,311	11,267	—	23,578	2,110	(97)	—	2,013
Gross profit	10,745	3,957	—	14,702	1,907	1,008	—	2,915

Selling, general and administrative expenses	11,452	8,486	17,899	37,837	2,664	874	13,809	17,347
Impairment of assets	—	—	55,726	55,726	—	—	—	—
Loss (gain) on sale of assets	542	—	(199)	343	—	—	—	—
Income (loss) from operations	(1,249)	(4,529)	(73,426)	(79,204)	(757)	134	(13,809)	(14,432)

Other income (expense):
Interest expense	—	(176)	(2,034)	(2,210)	—	—	(112)	(112)
Gain (loss) on extinguishment of debt	—	—	542	542	—	—	(6,161)	(6,161)
Realized and unrealized gain on investments	—	—	963	963	—	—	5,337	5,337
Other income	200	527	750	1,477	80	—	282	362
Total other income (loss)	200	351	222	773	80	—	(654)	(574)

Income (loss) before provision for income taxes	$(1,049)	$(4,178)	$(73,204)	$(78,432)	$(677)	$134	$(14,463)	$(15,006)

Total assets	$51,164	$(73)	$133,018	$180,255	$18,950	$(3,522)	$91,373	$106,801

	(in thousands)				(in thousands)
	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
	Cannabis Retail	Cannabis Cultivation & Distribution	Corporate & Other	Total	Cannabis Retail	Cannabis Cultivation & Distribution	Corporate & Other	Total
Total revenues	$10,947	$6,609	$—	$17,556	$2,318	$554	$—	$2,872
Cost of goods sold	5,430	3,856	—	9,286	1,154	(1,007)	—	147
Gross profit	5,517	2,753	—	8,270	1,164	1,561	—	2,725

Selling, general and administrative expenses	6,427	3,886	8,757	19,070	1,416	512	2,770	4,698
Impairment of assets	—	—	55,726	55,726	—	—	—	—
Loss on sale of assets	542	—	—	542	—	—	—	—
Income (loss) from operations	(1,452)	(1,133)	(64,483)	(67,068)	(252)	1,049	(2,770)	(1,973)

Other income (expense):
Interest expense	—	(11)	(432)	(443)	—	—	(39)	(39)
Realized and unrealized gain (loss) on investments	—	—	963	963	—	—	(874)	(874)
Other income (loss)	122	112	209	443	80	—	(63)	17
Total other income (loss)	122	101	740	963	80	—	(976)	(896)

Income (loss) before provision for income taxes	$(1,330)	$(1,032)	$(63,743)	$(66,105)	$(172)	$1,049	$(3,746)	$(2,869)

Total assets	$51,164	$(73)	$133,018	$180,255	$18,950	$(3,522)	$91,373	$106,801
NOTE 19 – RELATED PARTY TRANSACTIONS
Refer to Note 11, "Notes Payable" for related party transactions and balances during the current period.
All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.
NOTE 20 – GOING CONCERN
We have incurred significant losses in prior periods. For the three and six months ended June 30, 2022, we incurred a pre-tax net loss from continuing operations of $66.10 million and $78.43 million, respectively, and, as of that date, we had an accumulated deficit of $323.71 million. For the three and six months ended June 30, 2021, we incurred a net loss from continuing operations of $2.87 million and $15.01 million, respectively. As of December 31, 2021, we had an accumulated deficit of $250.02 million. We expect to experience further significant net losses in 2022 and the foreseeable future. At June 30, 2022, we had a consolidated cash balance of approximately $7.26 million. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations.

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
NOTE 21 – SUBSEQUENT EVENTS
On July 19, 2022, People’s California, LLC, the sellers of Peoples First Choice, filed an action against Unrivaled Brands, Inc. (the “Company”), styled, People’s California, LLC v. Unrivaled Brands, Inc., in the Superior Court for the State of California, County of Orange Case No. 30-2022-01270747-CU-BC-CJC, bringing claims for breach of contract and breach of the covenant of good faith and fair dealing stemming from the Company’s alleged breach of certain agreements with People’s California, LLC. The Complaint claims at least $23.00 million in damages. The Company has not yet responded to the Complaint and is evaluating the claims.

On August 1, 2022, People’s California, LLC filed an action against certain current and former officers and directors of the Company, styled People’s California, LLC v. Nicholas Kovacevich, et al, in the Superior Court for the State of California, County of Orange Case No. 30-2022-01272843-CU-MC-CJC, derivatively on behalf of the Company and listing the Company as a nominal defendant alleging claims for breach of fiduciary duty, abuse of control, self-dealing, corporate waste, and unjust enrichment based on a series of corporate transactions and management decisions. The Complaint does not state a specific claim for damages. The Company and the individual defendants have not yet responded to the Complaint and the Company is evaluating the claims.

On July 21, 2022, Tiffany Davis resigned as Interim Chief Executive Officer and as a member of the Company’s Board of Directors effective immediately.

On August 12, 2022, the Board of Directors appointed Sabas Carrillo as Interim Chief Executive Officer. Mr. Carrillo is the Founder and CEO of Adnant, LLC, an accounting and consulting firm advising cannabis companies on technical and operational accounting, strategic transactions, and the public offering process.

On August 12, 2022, the Company entered into an engagement letter with Adnant, LLC (“Adnant”). Pursuant to the engagement letter, Adnant will provide executive level consulting and related business support and services related to the Company’s present and future challenges and opportunities. Specifically, Adnant will provide a team of restructuring focused executives that may include, but not be limited to, CEO support, chief restructuring officer, executive vice president of finance, Financial Planning and Analysis (“FP&A”) professional, and/or legal consulting. Adnant is expected to work closely with the Company and its internal teams, existing management, existing consultants and advisors, lenders, attorneys, and other relevant parties in connection with the implementation of the strategies most appropriate to achieve the Company's objectives and as directed and authorized by the Company’s Board of Directors (the “Board”).

Adnant’s fees for the services will be a flat fee of $0.15 million monthly. The payment of the monthly fee shall be subject to the Company having available a cash balance greater than or equal to $1.2 million (the “Cash Threshold”) following the payment of the monthly fee. Should cash not be sufficient when the fee becomes due and payable, the Company shall accrue such fee(s) until such time as the Cash Threshold is achieved or, at the election of Adnant, and as mutually agreed by the Company, such fees may be paid in an equivalent value of shares of the Company’s common stock.

In addition to the monthly fee described above, a Performance Bonus Award in the aggregate amount of $2,000,000 shall be payable to Adnant in shares of the Company’s common stock (“Performance Bonus Award Shares”) based upon the achievement of the Performance Bonus Award Objectives set forth in the Engagement Letter and the continued performance of Adnant towards obtaining such Performance Bonus Award Objectives.

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
Our Business
The Company is a multi-state operator ("MSO") with retail, production, distribution, and cultivation operations, with an emphasis on providing the highest quality of medical and adult use cannabis products. From the acquisition of UMBRLA, the Company has multiple cannabis lifestyle brands. The Company is home to Korova, a brand of high potency products across multiple product categories, currently available in California, Oregon, Arizona, and Oklahoma. Other Company brands include Cabana, a boutique cannabis flower brand, and Sticks, a mainstream value-driven cannabis brand, active in California and Oregon. With the acquisition of People’s First Choice, the Company operates a premier cannabis dispensary in Santa Ana, California. The Company also owns dispensaries in California which operate as The Spot in Santa Ana, Blum in Oakland and Silverstreak in San Leandro. The Company also has licensed distribution facilities in Portland, OR, Los Angeles, CA and Sonoma County, CA.
We are organized into two reportable segments:

•Cannabis Retail – Includes cannabis-focused retail, both physical stores and non-store front delivery
•Cannabis Cultivation and Distribution – Includes cannabis cultivation, production, and distribution operations
Either independently or in conjunction with third parties, we operate medical marijuana retail and adult use dispensaries, cultivation and production facilities in California and Oregon.
As of June 30, 2022, the Company had 238 employees. Our employees are the heart of our Company. In a rapidly evolving industry, it is imperative that we attract, develop, and retain top talent on an ongoing basis. To do this, we seek to make Unrivaled Brands an inclusive, diverse, and safe workplace, with meaningful compensation and opportunities for career growth.
RESULTS OF OPERATIONS
The below table outlines the impact of reclassifying the operations of the NuLeaf operations, Nevada Dispensaries, OneQor, and Edible Garden to discontinued operations:

	(in thousands)				(in thousands)
	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenue
Continuing Operations	$17,555	$2,871	$14,684	511.0%	$38,280	$4,928	$33,352	677.0%
Discontinued Operations	—	3,391	(3,047)	(100.0)%	2,605	6,446	(3,841)	(60.0)%
Total Revenue	$17,555	$6,262	$11,637	180.0%	$40,885	$11,374	$29,511	259.0%

Cost of Goods Sold
Continuing Operations	$9,286	$147	$9,139	6,217.0%	$23,578	$2,013	$21,565	1,071.0%
Discontinued Operations	(23)	3,776	(3,799)	(101.0)%	520	4,591	(4,071)	(89.0)%
Total Cost of Goods Sold	$9,263	$3,923	$5,340	136.0%	$24,098	$6,604	$17,494	265.0%

Gross Profit $
Continuing Operations	$8,269	$2,724	$5,545	204.0%	$14,702	$2,915	$11,787	404.0%
Discontinued Operations	23	(385)	408	(106.0)%	2,085	1,855	230	12.0%
Total Gross Profit $	$8,292	$2,339	$5,953	255.0%	$16,787	$4,770	$12,017	252.0%

Gross Profit %
Continuing Operations	47.1%	94.9%	(47.8)%		38.4%	59.2%	(20.7)%
Discontinued Operations	n.d.	(11.4)%	11.4%		80.0%	28.8%	51.3%
Total Gross Profit %	47.2%	37.4%	9.9%		41.1%	41.9%	(0.9)%

Outlook

Unrivaled Brands, Inc. has made substantial progress on its integration efforts since successfully closing the merger with UMBRLA on July 1st, 2021. Management believes that this strategic acquisition and corporate rebranding will provide a sustainable platform to capture synergies across organization verticals by leveraging Unrivaled’s existing brand portfolio and scaling its multi-state distribution operations. Furthermore, on September 1st, 2021, the Company entered into a Management Agreement with People’s First Choice; granting Unrivaled Brands, Inc. operational management and control of the Santa Ana, CA dispensary which provided an immediate lift to revenues as well as the opportunity to expand the retail footprint of our in-house product lines including, but not limited to, Korova, Sticks and Cabana. However, if these acquisitions do not perform as expected, an earlier than expected impairment analysis of these acquired intangible assets and goodwill may result in impairments of our long-lived assets.
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
Comparison of the Three Months Ended June 30, 2022 and 2021
Revenues
During the three months ended June 30, 2022, the Company generated total revenue of $17.56 million composed of retail revenue of $10.95 million and cultivation/distribution revenue of $6.61 million. This compared to total revenue of $2.87 million for the quarter ended June 30, 2021, which included retail revenue of $2.32 million and cultivation/distribution revenue of $0.55 million. This was an increase of 511.0% in total revenue.
Retail revenue for the quarter dramatically outpaced the second quarter of the prior year due to the retail assets acquired in the Company's 2021 acquisitions of UMBRLA, People's First Choice and SilverStreak Solutions. We are operating five retail stores and a non-storefront delivery service in 2022 compared to prior year when the Company was operating two retail stores. On a comparable store basis, we saw a 23.3% increase over first quarter 2021 for the two comparable stores.
Cultivation and distribution revenues were dramatically increased as a result of the Company’s merger with UMBRLA, with a wholesale/distribution operation throughout California and Oregon. The additive wholesale/distribution assets provided a net benefit of $9.47 million for the three months ended June 30, 2022 as a direct result of integrating UMBRLA’s platform - an increase of 2,863% compared to the three months ended June 30, 2021.
Gross Profit
The Company’s gross profit for the three months ended June 30, 2022 was $8.27 million, compared to a gross profit of $2.72 million for the three months ended June 30, 2021, an increase of $5.55 million or 204.0%.
Selling, General and Administrative Expenses and Other Operating Expenses
The merger with UMBRLA and the acquisitions of People's First Choice and SilverStreak Solutions in 2021 led to more operations with additional facilities, employees, and costs to support them. Selling, general and administrative expenses for the three months ended June 30, 2022 were $19.07 million, compared to $4.70 million for the three months ended June 30, 2021, an increase of $14.37 million or 305.9%. For the three months ended June 30, 2022, amortization and depreciation expenses increased by $2.56 million over the three months ended June 30, 2021, facilities related expenses, such as rent, utilities, repairs and maintenance, security, and insurance, increased by $2.89 million over second quarter of 2021. Taxes, licensing and permitting increased by $1.17 million. Advertising increased by $0.73 million. Employee related expenses increased by $3.93 million or 382%.
Operating Loss
The Company realized an operating loss of $67.07 million for the three months ended June 30, 2022 compared to an operating loss of $1.97 million for the three months ended June 30, 2021, an increase of $65.09 million or 3,298.5%. This increase was attributed primarily to a $55.73 million charge for impairment of intangible assets and goodwill related to the UMBRLA and People's acquisitions.
Other Income (Expense)
Other income for the three months ended June 30, 2022, were $0.96 million, compared to other expense of $0.90 million recognized in the three months ended June 30, 2021, an improvement of $1.86 million. This increase in other income was attributed to the mark-to-market adjustment for the Company's investment in Edible Garden which resulted in a $4.82 million unrealized gain during the fiscal second quarter.

Discontinued Operations
We realized a net income of $1.94 million for the three months ended June 30, 2022. This was an increase of $4.04 million over the three months ended June 30, 2021, resulting from the disposal of the Dyer property and profit from our NuLeaf operations.
Net Loss Attributable to Unrivaled Brands, Inc.
We incurred a net loss of $63.72 million, or $(0.11) per share, for the three months ended June 30, 2022, an increase of $(0.09) per share compared to a net loss of $4.10 million, or $(0.02) per share, for the three months ended June 30, 2021.
The increase in net loss per share was attributable to the $55.73 million impairment on intangible assets and goodwill related to the UMBRLA and People’s acquisitions.
Comparison of the Six Months Ended June 30, 2022 and 2021
Revenues
During the six months ended June 30, 2022, the Company generated total revenue of $38.28 million composed of retail revenue of $23.06 million and cultivation/distribution revenue of $15.22 million. This compared to total revenue of $4.93 million for the six months ended June 30, 2021 which included retail revenue of $4.02 million and cultivation/distribution revenue of $0.91 million. This was an increase of 677.0% in total revenue.
Retail revenue for the six months ended June 30, 2022 dramatically outpaced the first six months of the prior year due to the retail assets acquired in the Company's 2021 acquisitions of UMBRLA, People's First Choice and SilverStreak Solutions. We operated five retail stores and a non-storefront delivery service in 2022 compared to prior year when the Company was operating two retail stores.
Cultivation and distribution revenues were dramatically increased as a result of the Company’s merger with UMBRLA, with its distribution network in California and Oregon. The additive distribution assets provided a net benefit of $14.31 million for the six months ended June 30, 2022.
Gross Profit
The Company’s gross profit for the six months ended June 30, 2022, was $14.70 million, compared to a gross profit of $2.92 million for the six months ended June 30, 2021, an increase of $11.79 million .
Selling, General and Administrative Expenses and Other Operating Expenses
The merger with UMBRLA and the acquisitions of People's First Choice and SilverStreak Solutions in 2021 led to more operations with additional facilities, employees, and costs to support them. Selling, general and administrative expenses for the six months ended June 30, 2022, were $37.84 million, compared to $17.35 million for the six months ended June 30, 2021, an increase of $20.49 million or 118.1%. For the six months ended June 30, 2022, amortization and depreciation expenses increased by $4.71 million over the six months ended June 30, 2021, facilities related expenses, such as rent, utilities, repairs and maintenance, security, and insurance, increased by $5.04 million over the first half of 2021. Option expense and director’s compensation increased by $1.92 million with the two more board members in much of 2022 compared with 2021. Taxes, licensing and permitting increased by $2.40 million. Advertising increased by $1.63 million. These increases were partially offset by employee related expenses decreasing by $1.48 million and several other smaller expense decreases.
Operating Loss
The Company realized an operating loss of $79.20 million for the six months ended June 30, 2022, compared to an operating loss of $14.43 million for the six months ended June 30, 2021. This was primarily driven by a $55.73 million intangible asset and goodwill impairment charge related to the UMBRLA and People's acquisitions.

Other Income (Expense)
Other income for the six months ended June 30, 2022, were $0.77 million, compared to the $(0.57) million expense recognized in the six months ended June 30, 2021, an increase of $1.35 million. This increase in other income was attributed to the mark-to-market adjustment for the Company's investment in Edible Garden which resulted in a $4.82 million unrealized gain.
Discontinued Operations
We realized a net income of $3.98 million for the six months ended June 30, 2022. This was an increase of $5.55 million over the six months ended June 30, 2021 resulting from the disposal of the Dyer property and profit from our NuLeaf operations.
Net Loss Attributable to Unrivaled Brands, Inc.
We incurred a net loss attributable to Unrivaled Brands, Inc. of $72.32 million, or $(0.13) per share, for the six months ended June 30, 2022, an increase of $0.05 per share compared to a net loss of $16.18 million, or $(0.07) per share, for the six months ended June 30, 2021.
The dramatic increase in net loss was attributable to an impairment charge of $55.73 million on intangible assets and goodwill relating to the UMBRLA and People’s acquisitions during the fiscal second quarter.
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
LIQUIDITY AND CAPITAL RESOURCES
We incurred net losses for the three and six months ended June 30, 2022 and 2021 and have an accumulated deficit of approximately $323.71 million and $250.02 million at June 30, 2022 and December 31, 2021, respectively.
As of June 30, 2022, we had working capital deficit of $57.25 million, including $7.26 million of cash compared to working capital deficit of $62.44 million, including $6.89 million of cash, as of December 31, 2021. Current assets were approximately 0.24 times current liabilities as of June 30, 2022, compared to approximately 0.29 times current liabilities as of December 31, 2021.

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
Operating Activities
Cash used in operating activities for the six months ended June 30, 2022 was $1.32 million, compared to $6.74 million for the three months ended June 30, 2021, an increase of $5.41 million, or 80.4%. The increase in cash used in operating activities was due to primarily to increase in cash used for prepaid expenses and other assets.
Investing Activities
Cash provided by investing activities for the six months ended June 30, 2022 was $19.41 million, compared to cash provided by investing activities of $43.72 million for the six months ended June 30, 2021, a decrease of $24.32 million, or 55.6%. The decrease in cash provided by investing activities was primarily due to the $39.38 million gain on sale of the Company's Hydrofarm investment in 2021 and no comparable sale in 2022.
Financing Activities
Cash used in financing activities for the six months ended June 30, 2022 was $17.27 million, compared to $2.31 million provided by financing activities for the six months ended June 30, 2021, a decrease of $19.58 million, or 847.6%. The decrease in cash provided by financing activities for the six months ended June 30, 2022 was primarily due to $21.64 million of principal repayments of debt made in the first half of the year.
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
On a non-GAAP basis, the Company recorded a non-GAAP loss of $2.82 million for the three months ended June 30, 2022 compared to $1.88 million for the three months ended June 30, 2021. For the six months ended June 30, 2022, the Company recorded a $4.40 million loss compared to a $4.11 million loss for the six months ended June 30, 2021. The details of those expenses and non-GAAP reconciliation of these non-cash items are set forth below:

	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss attributable to Unrivaled Brand, Inc.	$(63,718)	$(4,102)	$(72,592)	$(16,183)
Non-GAAP adjustments:
Amortization of intangible assets	2,422	184	4,765	376
Depreciation expense	972	323	1,918	660
Stock-based compensation expense	1,553	803	3,868	1,198
Impairment of assets	55,726	—	55,726	—
Interest expense	443	39	2,210	112
Severance expense	201	—	871	8,990
Loss (gain) on sale of investments	—	874	—	(5,337)
Unrealized gain on investments	(963)	—	(963)	—
Loss on sale of assets	542	—	343	—
Gain for debt forgiveness	—	—	—	(86)
Loss (gain) on extinguishment of debt	—	—	(542)	6,161

Non-GAAP net loss attributable to Unrivaled Brands, Inc.	$(2,822)	$(1,879)	$(4,396)	$(4,109)

The following table sets forth the computation of basic and diluted loss per share on a non-GAAP basis:

	(in thousands, except for shares)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Non-GAAP net loss	$(2,822)	$(1,879)	$(4,396)	$(4,109)

Denominator:
Weighted average common shares - Basic	575,973,609	258,897,777	572,176,041	248,066,926
Weighted average common shares - Diluted	575,973,609	258,897,777	572,176,041	248,066,926

Non-GAAP loss per common share:
Non-GAAP loss - Basic	$—	$(0.01)	$(0.01)	$(0.02)
Non-GAAP loss - Diluted	$—	$(0.01)	$(0.01)	$(0.02)
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
This item is omitted as it is not required for a smaller reporting company.
ITEM 4. CONTROLS AND PROCEDURES.
Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective to a reasonable level as of June 30, 2022.
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

Changes in Internal Control Over Financial Reporting

We regularly assess the adequacy of our internal controls over financial reporting and enhance our controls in response to internal control assessments and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. See Note 16, “Commitments and Contingencies” and Note 21, "Subsequent Events" for further information about legal activity.
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
If our acquired intangible assets become impaired in the future, we may incur significant impairment charges.

At least annually, or whenever events or circumstances arise indicating impairment may exist, we review goodwill for impairment as required by generally accepted accounting principles in the United States. Long-lived assets other than goodwill and indefinite-lived intangible assets, held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During the fiscal second quarter ended June 30, 2022, we recorded an impairment charge of $22.10 million for intangible assets and $33.63 million for goodwill related to acquisitions during the 2021 fiscal year. As of June 30, 2022, we had remaining goodwill of $14.51 million and intangible assets of $102.77 million. The Company will perform its annual impairment assessment on September 30 that may result in additional impairment.

In the future, we may need to further reduce the carrying amount of goodwill and incur additional non-cash charges to our results of operations. Such charges could have the effect of reducing goodwill with a corresponding impairment expense and may have a material effect upon our reported results. The additional expense may reduce our reported profitability or increase our reported losses in future periods and could negatively affect the value of our securities, our ability to obtain other sources of capital, and may generally have a negative effect on our future operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.
None.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

Exhibit	Description

2.1	Agreement and Plan of Merger, dated March 2, 2021
2.2	Name Change Agreement and Plan of Merger, dated as of June 30, 2021, by and between the Company and Unrivaled Brands, Inc.
2.3	Membership Interest Purchase Agreement, dated as of July 1, 2021, by and among the Company and Nicholas Kovacevich and Dallas Imbimbo.
2.4	Membership Interest Purchase Agreement, dated August 15, 2021.
2.5	Membership Interest Purchase Agreement, dated as of November 17, 2021.
2.6	Membership Interest Purchase Agreement, dated November 22, 2021.
2.7	Certificate of Withdrawal of Certificate of Designation of Series A Preferred Stock
2.8	Certificate of Withdrawal of Certificate of Designation of Series B Preferred Stock
2.9	Articles of Merger, filed with the Nevada Secretary of State on July 1, 2021.
2.10	Name Change Articles of Merger, filed with the Nevada Secretary of State on July 1, 2021.
2.11	Articles of Incorporation.
2.12	Certificate of Amendment
2.13	Certificate of Change
2.14	Certificate of Amendment
2.12	Second Amended and Restated Bylaws.
3.1	Form of Amendment No. 1 to 7.5% Senior Convertible Promissory Note.
3.2	Form of Amendment No. 2 to 7.5% Senior Convertible Promissory Note, dated January 11, 2021.
3.3	Form of Amendment No. 3 to 7.5% Senior Convertible Promissory Note.
3.4	Form of Common Stock Purchase Warrant
3.5	Form of 3.0% Senior Convertible Promissory Note.
3.6	Form of Common Stock Purchase Warrant (“A Warrant”).
3.7	Form of Common Stock Purchase Warrant (“B Warrant”).
3.8	Form of Straight Promissory Note (“6-Month Note”).
3.9	Form of Straight Promissory Note (“12-Month Note”).
3.10	Common Stock Purchase Warrant
3.11	Form of Senior Secured Promissory Note.
3.12	Secured Promissory Note, dated November 22, 2021.
3.13	2016 Equity Incentive Plan.†
3.14	Form of Terra Tech Corp. Amended and Restated 2018 Equity Incentive Plan.†
3.15	Amendment to Terra Tech Corp. Amended and Restated 2018 Equity Incentive Plan, dated as of February 14, 2020.†
3.16	2019 Equity Incentive Plan of UMBRLA, Inc.†
3.17	Amendment to 2019 Equity Incentive Plan of UMBRLA, Inc., dated March 1, 2020.†
3.18	Amendment to 2019 Equity Inventive Plan of UMBRLA, Inc., dated October 22, 2020.†
4.1	Sublease, dated March 29, 2016, by and between Black Oak Gallery and CCIG Properties, LLC .
4.2	Employment Agreement between Terra Tech Corp. and Jeffrey Batliner, dated June 7, 2021.
4.3	Loan Agreement Amendment, dated January 7, 2021.
4.4	Indemnification Agreement (Jeffrey Batliner), dated January 7, 2021.†
4.5	Indemnification Agreement (Steven J. Ross), dated January 7, 2021.†
4.6	Form of Registration Rights Agreement.
4.7	Independent Director Agreement between Terra Tech Corp. and Nicholas Kovacevich, dated February 1, 2021.†

4.8	Independent Director Agreement between Terra Tech Corp. and Ira Ritter, dated February 1, 2021.†
4.9	Registration Rights Agreement.
4.10	Independent Director Agreement between Terra Tech Corp. and Tiffany Davis, dated April 6, 2021.†
4.11	Director Indemnification Agreement between Terra Tech Corp. and Tiffany Davis, dated April 6, 2021.†
4.12	Stock Option Agreement between Terra Tech Corp. and Tiffany Davis, dated April 6, 2021.
31.1	Certification of Sabas Carrillo, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Jeffrey Batliner, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Sabas Carrillo, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. **
32.2	Certification of Jeffrey Batliner, Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. **
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flow, (iv) Consolidated Statements of Stockholders Equity, and (v) Notes to Unaudited Consolidated Financial Statements.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*
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

UNRIVALED BRANDS, INC.

Date: August 18, 2022	By:	/s/ Jeffrey Batliner
Jeffrey Batliner
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)