Form 10-Q
period 2022-09-30
Unrivaled Brands, Inc.
filed 2022-11-14
CIK 1451512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
or
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ____________ to ____________
Commission File Number: 000-54258

UNRIVALED BRANDS, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	26-3062661
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3242 S. Halladay Street Santa Ana, California	92705
(Address of Principal Executive Offices)	(Zip Code)
(888) 909-5564
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	UNRV	OTCQX
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
As of November 9, 2022, there were 563,589,795 shares outstanding, 80,881,816 shares of common stock issuable upon the exercise of all our outstanding warrants and 59,518,518 shares of common stock issuable upon the exercise of all vested options.

UNRIVALED BRANDS, INC.
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Cautionary Language Concerning Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which provides a “safe harbor” for forward-looking statements made by us. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends, and other information, may be forward-looking statements. Words such as “might,” “will,” “may,” “should,” “estimates,” “expects,” “continues,” “contemplates,” “anticipates,” “projects,” “plans,” “potential,” “predicts,” “intends,” “believes,” “forecasts,” “future,” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates, and projections will occur or can be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

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

UNRIVALED BRANDS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except for shares)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,989	$6,891
Accounts Receivable	573	4,677
Inventory	2,684	7,179
Prepaid Expenses & Other Assets	1,564	1,272
Notes Receivable	375	750
Assets Held for Sale	23	4,495
Total Current Assets	7,208	25,264

Property, Equipment and Leasehold Improvements, Net	19,576	23,728
Intangible Assets, Net	3,360	129,637
Goodwill	3,585	48,132
Other Assets	16,212	26,915
Investments	721	164
Deferred Tax Asset	608	—
Long-Term Assets Held for Sale	2,579	17,984
TOTAL ASSETS	$53,849	$271,824

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
LIABILITIES:
Current Liabilities:
Accounts Payable & Accrued Liabilities	$37,037	$31,904
Current Portion of Notes Payable	26,454	45,749
Income Taxes Payable	9,394	7,969
Liabilities Held for Sale	1,653	2,087
Total Current Liabilities	74,538	87,708

Notes Payable, Net of Discounts	7,964	10,006
Deferred Tax Liabilities	—	6,123
Lease Liabilities	12,101	21,316
Long-Term Liabilities Held for Sale	1,357	184
TOTAL LIABILITIES	95,960	125,337

COMMITMENTS AND CONTINGENCIES (Note 19)	—	—

STOCKHOLDERS’ (DEFICIT) EQUITY:
Common Stock, par value $0.001:
990,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 560,353,549 and 498,546,291 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	584	521
Treasury Stock: 2,308,408 shares of common stock as of September 30, 2022 and December 31, 2021	(808)	(808)
Additional Paid-In Capital	401,729	392,930
Accumulated Deficit	(443,616)	(250,015)
Total Equity Attributable to Stockholders of Unrivaled Brands, Inc.	(42,111)	142,628
Non-Controlling Interest	—	3,859
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(42,111)	146,487

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$53,849	$271,824
The accompanying notes are an integral part of the unaudited consolidated financial statements.

UNRIVALED BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except for shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue	$10,762	$20,052	$49,042	$24,980
Cost of Goods Sold	10,826	19,724	34,404	21,737
Gross (Loss) Profit	(64)	328	14,638	3,243

Operating Expenses:
Selling, General & Administrative	13,236	12,029	51,074	29,376
Impairment Expense	107,972	—	163,698	—
Loss on Disposal of Assets	1,529	—	1,872	—
Total Operating Expenses	122,737	12,029	216,644	29,376

Loss from Operations	(122,801)	(11,701)	(202,006)	(26,133)

Other Income (Expense):
Interest Expense, Net	(384)	(515)	(2,594)	(627)
Gain (Loss) on Extinguishment of Debt	—	185	542	(5,976)
Gain on Investments	—	—	—	5,337
Unrealized (Loss) Gain on Investments	(493)	—	470	—
Other Income	251	5	1,729	367
Total Other (Expense) Income	(626)	(325)	147	(899)

Loss from Continuing Operations Before Provision for Income Taxes	(123,427)	(12,026)	(201,859)	(27,032)
Provision for Income Tax Benefit for Continuing Operations	3,449	—	5,585	—
Net Loss from Continuing Operations	(119,978)	(12,026)	(196,274)	(27,032)

Net Income from Discontinued Operations	72	6,561	4,051	4,898

NET LOSS	$(119,906)	$(5,465)	$(192,223)	$(22,134)

Less: Net (Loss) Income from Discontinued Operations Attributable to Non-Controlling Interest	—	(118)	275	(604)
NET LOSS ATTRIBUTABLE TO UNRIVALED BRANDS, INC.	$(119,906)	$(5,347)	$(192,498)	$(21,530)

Net Loss from Continuing Operations per Common Share Attributable to Unrivaled Brands, Inc. - Basic and Diluted	$(0.21)	$(0.03)	$(0.33)	$(0.09)
Net Loss per Common Share Attributable to Unrivaled Brands, Inc. - Basic and Diluted	$(0.21)	$(0.01)	$(0.33)	$(0.07)
Weighted-Average Shares Outstanding - Basic and Diluted	579,942,517	457,745,655	588,887,945	317,491,979
The accompanying notes are an integral part of the unaudited consolidated financial statements.

UNRIVALED BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(in thousands, except for shares)

			Treasury	Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interest	Total
	Common Stock		Stock
	Shares	Amount	Amount
BALANCE AT JUNE 30, 2022	532,514,791	$554	$(808)	$401,215	$(323,710)	$—	$77,251
Net Loss Attributable to Unrivaled Brands, Inc.	—	—	—	—	(119,906)	—	(119,906)
Stock Compensation - Services Expense	6,472,492	7	—	261	—	—	268
Stock Option Expense	—	—	—	276	—	—	276
Issuance of UMBRLA Holdback Shares	23,424,674	23	—	(23)	—	—	—
BALANCE AT SEPTEMBER 30, 2022	562,411,957	$584	$(808)	$401,729	$(443,616)	$—	$(42,111)

			Treasury	Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interest	Total
	Common Stock		Stock
	Shares	Amount	Amount
BALANCE AT JUNE 30, 2021	236,545,420	$258	$(808)	$291,026	$(234,927)	$3,977	$59,526
Net Loss Attributable to Unrivaled Brands, Inc.	—	—	—	—	(5,347)	—	(5,347)
Net Loss Attributable to Non-Controlling Interest	—	—	—	—	—	(118)	(118)
Stock Compensation - Directors	124,998	—	—	32	—	—	32
Stock Compensation - Services Expense	3,234,428	3	—	870	—	—	873
Stock Option Exercise	1,434,608	1	—	(1)	—	—	—
Debt Conversion - Common stock	4,548,006	5	—	1,041	—	—	1,046
Stock Issued for UMBRLA Acquisition	191,772,781	193	—	80,130	—	—	80,323
Stock Option Expense	—	—	—	780	—	—	780
Net Assets Attributable to Non-Controlling Interest	—	—	—	—	—	58,749	58,749
BALANCE AT SEPTEMBER 30, 2021	437,660,241	$460	$(808)	$373,878	$(240,274)	$62,608	$195,864

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UNRIVALED BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(in thousands, except for shares)

	Convertible Series A				Treasury	Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interest	Total
	Preferred Stock		Common Stock		Stock
	Shares	Amount	Shares	Amount	Amount
BALANCE AT DECEMBER 31, 2021	—	$—	498,546,291	$521	$(808)	$392,930	$(250,015)	$3,859	$146,487
Net Loss Attributable to Unrivaled Brands, Inc.	—	—	—	—	—	—	(192,498)	—	(192,498)
Warrants Exercise	—	—	4,759,708	5	—	(5)	—	—	—
Stock Compensation - Employees	—	—	2,100,000	2	—	350	—	—	352
Stock Compensation - Directors	—	—	943,128	1	—	212	—	—	213
Stock Compensation - Services Expense	—	—	7,197,492	7	—	390	—	—	397
Stock Option Exercise	—	—	146,212	—	—	—	—	—	—
Debt Conversion - Common Stock	—	—	294,452	—	—	75	—	—	75
Stock Issued for Cash	—	—	25,000,000	25	—	4,350	—	—	4,375
Issuance of UMBRLA Holdback Shares	—	—	23,424,674	23	—	(23)	—	—	—
Stock Option Expense	—	—	—	—	—	3,450	—	—	3,450
Disposition of Non-Controlling Interest	—	—	—	—	—	—	(1,103)	(4,134)	(5,237)
Net Income Attributable to Non-Controlling Interest	—	—	—	—	—	—	—	275	275
BALANCE AT SEPTEMBER 30, 2022	—	$—	562,411,957	$584	$(808)	$401,729	$(443,616)	$—	$(42,111)

	Convertible Series A				Treasury	Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interest	Total
	Preferred Stock		Common Stock		Stock
	Shares	Amount	Shares	Amount	Amount
BALANCE AT DECEMBER 31, 2020	8	$—	196,512,879	$219	$(808)	$275,060	$(219,803)	$4,463	$59,131
Net Loss Attributable to Unrivaled Brands, Inc.	—	—	—	—	—	—	(21,530)	—	(21,530)
Adoption of ASU 2020-06	—	—	—	—	—	(1,072)	1,059	—	(13)
Debt Conversion - Common Stock	—	—	24,939,780	25	—	5,031	—	—	5,056
Warrants Issued to Dominion	—	—	—	—	—	5,978	—	—	5,978
Stock Compensation - Employees	—	—	250,000	1	—	67	—	—	68
Stock Compensation - Directors	—	—	1,010,157	—	—	245	—	—	245
Stock Compensation - Services Expense	—	—	3,557,375	4	—	903	—	—	907
Stock Option Exercise	—	—	3,131,555	3	—	(1)	—	—	2
Acquisition of Class A Shares	—	—	16,485,714	16	—	5,873	—	—	5,889
Stock Issued for UMBRLA Acquisition	—	—	191,772,781	192	—	80,130	—	—	80,322
Stock Option Expense	—	—	—	—	—	1,664	—	—	1,664
Net Assets Attributable to Non-Controlling Interest	—	—	—	—	—	—	—	58,749	58,749
Net Loss Attributable to Non-Controlling Interest	—	—	—	—	—	—	—	(604)	(604)
BALANCE AT SEPTEMBER 30, 2021	8	$—	437,660,241	$460	$(808)	$373,878	$(240,274)	$62,608	$195,864

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UNRIVALED BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(192,223)	$(22,134)
Less: Net Income from Discontinued Operations	4,051	4,898
Net Loss from Continuing Operations	(196,274)	(27,032)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Deferred Income Tax Benefit	(6,730)	—
Bad Debt Expense	3,050	—
Gain from Debt Forgiveness	—	(86)
Gain on Sale of Investments	—	(5,337)
Loss (Gain) on Extinguishment of Debt	(542)	5,976
Non-Cash Portion of Severance Expense	—	7,990
Non-Cash Interest Expense	1,001	30
Loss on Disposal of Assets	2,208	—
Depreciation and Amortization	9,965	2,653
Amortization of Operating Lease Right-of-Use Asset	1,500	633
Stock-Based Compensation	4,412	2,884
Unrealized Gain on Investments	(470)	—
Impairment Loss	163,698	—
Change in Operating Assets and Liabilities:
Accounts Receivable	1,047	(1,076)
Inventory	4,485	4,018
Prepaid Expenses and Other Current Assets	(852)	(1,334)
Other Assets	50	(263)
Accounts Payable and Accrued Expenses	9,928	(3,771)
Operating Lease Liabilities	(2,566)	262
Net Cash Provided by (Used in) Operating Activities - Continuing Operations	(6,090)	(14,453)
Net Cash Provided by (Used in) Operating Activities - Discontinued Operations	(427)	(2,542)
NET CASH USED IN OPERATING ACTIVITIES	(6,517)	(16,995)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(2,129)	(6,217)
Proceeds from (Issuance of) Notes Receivable	375	(15,000)
Cash from Acquisitions	—	2,258
Proceeds from Sale of Investments	—	39,382
Proceeds from Sale of Assets	450	72
Net Cash Provided by (Used in) Investing Activities - Continuing Operations	(1,304)	20,495
Net Cash Provided by (Used in) Investing Activities - Discontinued Operations	20,709	8,350
NET CASH PROVIDED BY INVESTING ACTIVITIES	19,405	28,845

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Notes Payable	—	6,000
Payments of Debt Principal	(21,723)	(3,778)
Cash Paid for Debt Issuance Costs	—	(178)
Proceeds from Issuance of Common Stock	4,375	—
NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	(17,348)	2,044

NET CHANGE IN CASH	(4,460)	13,894

Cash at Beginning of Period	6,891	217
Cash Reclassed to Discontinued Operations	(442)	—
CASH AT END OF PERIOD	$1,989	$14,111

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash Paid for Interest	$1,590	$705

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt Principal and Accrued Interest Converted into Common Stock	$75	$5,056
Promissory Note Issued for Severance	$—	$2,100
Net Assets Transferred to Assets Held For Sale	$851	$—
Fixed Assets in Accounts Payable	$—	$100
Stock Options Exercised on a Net Share Basis	$—	$3
Non-Cash Acquisition of UMBRLA Inc.	$—	$79,032
Non-Cash Capital Expenditures	$—	$2,986
Non-Cash Acquisition of People's	$—	$58,749
Issuance of UMBRLA Holdback Shares	$23	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UNRIVALED BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 – DESCRIPTION OF BUSINESS

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
Unrivaled is a holding company with the following subsidiaries:

•121 North Fourth Street, LLC, a Nevada limited liability company ("121 North Fourth")
•620 Dyer LLC, a California corporation (“Dyer”)
•1815 Carnegie LLC, a California limited liability company (“Carnegie”)
•Black Oak Gallery, a California corporation (“Black Oak”)
•Blüm San Leandro, a California corporation (“Blüm San Leandro”)
•Halladay Holding, LLC, a California limited liability company (“Halladay”)
•MediFarm, LLC, a Nevada limited liability company (“MediFarm”)
•MediFarm I, LLC, a Nevada limited liability company (“MediFarm I”)
•OneQor Technologies, Inc., a Delaware corporation ("OneQor")
•People's First Choice, LLC, a California limited liability company ("People's")
•SilverStreak Solutions, Inc., a California corporation ("SilverStreak")
•UMBRLA, Inc., a Nevada corporation ("UMBRLA")

Effective July 7, 2021, the Company changed its corporate name from “Terra Tech Corp.” to “Unrivaled Brands, Inc.” in connection with the Company’s acquisition of UMBRLA. References in this document to “the Company”, “Unrivaled”, “we”, “us”, or “our” are intended to mean Unrivaled Brands, Inc., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933 and reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the Company consolidates any variable interest entity (“VIE”) of which it is the primary beneficiary. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE in which it has a majority ownership interest when it is not considered the primary beneficiary. The Company evaluates its relationships with all the VIEs on an ongoing basis to reassess if it continues to be the primary beneficiary.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2022 and December 31, 2021, and the consolidated results of operations and cash flows for the periods ended September 30, 2022 and 2021 have been included. These interim unaudited condensed consolidated financial statements do not include all disclosures required by GAAP for complete financial statements and, therefore, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2021. The December 31, 2021 balances reported herein are derived from the audited consolidated financial statements for the year ended December 31, 2021. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.
Going Concern
The Company has incurred significant losses in prior periods. For the three and nine months ended September 30, 2022, we incurred a pre-tax net loss from continuing operations of $123.43 million and $201.86 million, respectively, and, as of that date, it had an accumulated deficit of $443.62 million. For the three and nine months ended September 30, 2021, the Company incurred a pre-tax net loss from continuing operations of $12.03 million and $27.03 million, respectively. As of December 31, 2021, the Company had an accumulated deficit of $250.02 million. Management expects to experience further significant net losses in 2022 and in the foreseeable future. At September 30, 2022, the Company had a consolidated cash balance of $1.99 million. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. The Company's future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that the Company will be able to generate enough revenue or raise capital to support its operations.

The Company will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements until it is able to raise revenues to a point of positive cash flow. The Company is evaluating various options to further reduce its cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. There is no guarantee that it will be able to generate enough revenue or raise capital to support its operations, or if it is able to raise capital, that it will be available to the Company on acceptable terms, on an acceptable schedule, or at all.

The issuance of additional securities may result in a significant dilution in the equity interests of the Company's current stockholders. Obtaining loans, assuming these loans would be available, will increase the Company's liabilities and future cash commitments. There is no assurance that the Company will be able to obtain further funds required for its continued operations or that additional financing will be available for use when needed or, if available, that it can be obtained on commercially reasonable terms. If the Company is not able to obtain the additional financing on a timely basis, it will not be able to meet its other obligations as they become due and the Company will be forced to scale down or perhaps even cease its operations.

The risks and uncertainties surrounding the Company's ability to continue to raise capital and its limited capital resources raise substantial doubt as to the Company's ability to continue as a going concern for twelve months from the issuance of these financial statements.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In an effort to achieve liquidity that would be sufficient to meet all of its commitments, the Company has undertaken a number of actions, including minimizing capital expenditures and reducing recurring expenses. However, management believes that even after taking these actions, the Company will not have sufficient liquidity to satisfy all of its future financial obligations. The risks and uncertainties surrounding the ability to raise capital, the limited capital resources, and the weak industry conditions impacting the Company’s business raise substantial doubt as to its ability to continue as a going concern.
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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not affect net loss, or stockholders’ equity. See “Note 16 – Discontinued Operations" for further discussion regarding discontinued operations.
Trade Receivables
The Company extends non-interest bearing trade credit to its customers in the ordinary course of business which is not collateralized. Accounts receivable are shown on the face of the consolidated balance sheets, net of an allowance for doubtful accounts. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends, in determining the allowance for doubtful accounts. The Company does not accrue interest receivable on past due accounts receivable. The allowance for doubtful accounts was $1.27 million and $3.68 million as of September 30, 2022 and December 31, 2021, respectively.
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

Notes Receivable

The Company reviews all outstanding notes receivable for collectability as information becomes available pertaining to the Company’s inability to collect. An allowance for notes receivable is recorded for the likelihood of non-collectability. The Company accrues interest on notes receivable based net realizable value. The allowance for uncollectible notes was nil as of September 30, 2022 and December 31, 2021.
Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The approximate useful lives for depreciation of property, equipment and leasehold improvements are as follows:

Buildings	32 years
Furniture and Equipment	3 to 8 years
Computer and Software	3 to 5 years
Vehicles	5 years
Leasehold Improvements	Shorter of lease term or economic life
Repairs and maintenance expenditures that do not extend the useful lives of related assets are expensed as incurred. Expenditures for major renewals and improvements are capitalized, while minor replacements, maintenance and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. The Company continually monitors events and changes in circumstances that could indicate that the carrying balances of its property, equipment and leasehold improvements may not be recoverable in accordance with the provisions of ASC 360, “Property, Plant, and Equipment” ("ASC 360"). When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. See “Note 7 – Property, Equipment and Leasehold Improvements” for further information.
Intangible Assets
Intangible assets continue to be subject to amortization, and any impairment is determined in accordance with ASC 360. Intangible assets are stated at historical cost and amortized over their estimated useful lives. The Company uses a straight-line method of amortization unless a method that better reflects the pattern in which the economic benefits of the intangible asset are consumed can be reliably determined. The approximate useful lives for amortization of intangible assets are as follows:

Customer Relationships	3 to 5 years
Trademark and Patent	2 to 8 years
Dispensary Licenses	14 years

The Company reviews intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, a product recall, or an adverse action or assessment by a regulator. If an impairment indicator exists, the Company tests the intangible asset for recoverability. For purposes of the recoverability test, we group our amortizable intangible assets with other assets and liabilities at the lowest level of identifiable cash flows if the intangible asset does not generate cash flows independent of other assets and liabilities. If the carrying value of the asset group exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the asset group, the Company will write the carrying value down to the fair value in the period identified.

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
Assets Held for Sale
Assets held for sale represent furniture, equipment, and leasehold improvements less accumulated depreciation as well as any other assets that are held for sale in conjunction with the sale of a business. The Company records assets held for sale in accordance with ASC 360 at the lower of carrying value or fair value less costs to sell. Fair value is the amount obtainable from the sale of the asset in an arm’s length transaction. The reclassification takes place when the assets are available for immediate sale and the sale is highly probable. These conditions are usually met from the date on which a letter of intent or agreement to sell is ready for signing.

Discontinued Operations

A component of an entity is identified as operations and cash flows that can be clearly distinguished, operationally and financially, from the rest of the entity. Under ASC Subtopic 205-20, “Presentation of Financial Statements - Discontinued Operations” (“ASC Subtopic 205-20”), a discontinued operation is a component of an entity that either has been disposed of, or is classified as held for sale and represents a strategic shift that has or will have a major effect on the entity’s operations and financial results, or a newly acquired business or nonprofit activity that upon acquisition is classified as held for sale. Discontinued operations are presented separately from continuing operations in the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows. See “Note 16 – Discontinued Operations”. For long-lived assets or disposals groups that are classified as held for sale but do not meet the criteria for discontinued operations, the assets and liabilities are presented separately on the balance sheet of the initial period in which it is classified as held for sale.
Revenue Recognition
Revenue from retail dispensaries is recorded at the time customers take possession of the product and recognized net of discounts, promotional adjustments, and returns. The Company collects taxes on certain revenue transactions to be remitted to governmental authorities, which may include sales, excise and local taxes. These taxes are not included in the transaction price and are, therefore, excluded from revenue. Upon purchase, the Company has no further performance obligations and collection is assured as sales are paid for at time of purchase.
The Company recognizes revenue from cultivation, manufacturing and distribution product sales when its customers obtain control of the products. This determination is based on the customer specific terms of the arrangement and gives consideration to factors including, but not limited to, whether the customer has an unconditional obligation to pay, whether a time period or event is specified in the arrangement and whether the Company can mandate the return or transfer of the products. Revenue is recorded net of taxes collected from customers that are remitted to governmental authorities with collected taxes recorded as current liabilities until remitted to the relevant government authority.
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Disaggregation of Revenue
The table below includes revenue disaggregated by geographic location for the periods presented:

	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
California	$9,236	$16,712	$43,289	$21,640
Oregon	1,526	3,340	5,753	3,340
Total	$10,762	$20,052	$49,042	$24,980
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
Advertising Expenses
The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.” Advertising expenses from continuing operations totaled $0.24 million and $1.93 million for the three and nine months ended September 30, 2022, respectively, and $0.08 million and $0.11 million for the three and nine months ended September 30, 2021, respectively.
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
Income Taxes
The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”. The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in its income tax return. Certain items of revenue and expense are reported for federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. At September 30, 2021, such net operating losses were offset entirely by a valuation allowance. No valuation allowance remained at September 30, 2022.

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
Loss Per Common Share
In accordance with the provisions of ASC 260, “Earnings Per Share”, net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the three and nine months ended September 30, 2022 and 2021. Therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for all periods presented.
Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	Nine Months Ended September 30,
	2022	2021

Common Stock Warrants	80,881,817	85,336,515
Common Stock Options	58,843,517	99,504,369
	139,725,334	184,840,884

Recently Adopted Accounting Standards

In May 2021, the FASB issued ASU 2021-04, “Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2021-04”), which amends existing guidance for earnings per share (“EPS”) in accordance with Topic 260. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021 and should be applied prospectively on or after the effective date of the amendments. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Subtopic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022. This update should be applied prospectively on or after the effective date of the amendments. The Company is currently evaluating the effect of adopting this ASU.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments—Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”), which eliminates the accounting guidance on troubled debt restructurings (TDRs) for creditors and amends the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under the current guidance and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the effect of adopting this ASU.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOTE 3 – CONCENTRATIONS OF BUSINESS AND CREDIT RISK
The Company maintains cash balances in several financial institutions that are insured by either the Federal Deposit Insurance Corporation or the National Credit Union Association up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations, and it maintains significant cash on hand at certain of its locations. The Company has not historically experienced any material loss from carrying cash on hand. The amount in excess of insured limitations was at $0.53 million and $5.42 million as of September 30, 2022 and December 31, 2021, respectively.
The Company provides credit in the normal course of business to customers located throughout the U.S. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. There were no customers that comprised more than 10.0% of the Company's revenue for the three and nine months ended September 30, 2022 and 2021.
The Company sources cannabis products for retail, cultivation and production from various vendors. However, as a result of regulations in the State of California, the Company’s California retail, cultivation and production operations must use vendors licensed by the State. As a result, the Company is dependent upon the licensed vendors in California to supply products. If the Company is unable to enter into a relationship with sufficient members of properly licensed vendors, the Company’s sales may be impacted. During the three and nine months ended September 30, 2022 and 2021, the Company did not have any concentration of vendors for inventory purchases. However, this may change depending on the number of vendors who receive appropriate licenses to operate in the State of California.
NOTE 4 – INVENTORY
Raw materials consist of materials and packaging for manufacturing of products owned by the Company. Work-in-progress consists of cultivation materials and live plants grown at Black Oak Gallery and Hegenberger. Finished goods consists of cannabis products sold in retail and distribution. Inventory as of September 30, 2022 and December 31, 2021 consisted of the following:

	(in thousands)
	September 30, 2022	December 31, 2021

Raw Materials	$235	$2,258
Work-In-Progress	1,743	1,077
Finished Goods	706	3,844
Total Inventory	$2,684	$7,179
The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOTE 5 – ASSETS HELD FOR SALE

Assets held for sale consist of those classified as discontinued operations and those that do not meet the criteria for discontinued operations under ASC 205. See “Note 16 – Discontinued Operations" for further information. Subsidiaries classified as held for sale that do not qualify as discontinued operations as of September 30, 2022 consist of the following:

(in thousands)
September 30, 2022
Cash	$3
Accounts Receivable, Net	6
Prepaid Expenses and Other Assets	14
Current Assets Held for Sale	23

Property, Equipment and Leasehold Improvements, Net	975
Other Assets	1,604
Assets Held For Sale	2,579

TOTAL ASSETS OF SUBSIDIARIES CLASSIFIED AS HELD FOR SALE	$2,602

Accounts Payable and Accrued Expenses	$1,653
Current Liabilities Held For Sale	1,653

Long-Term Lease Liabilities	1,357
Liabilities Held For Sale	1,357

TOTAL LIABILITIES OF SUBSIDIARIES CLASSIFIED AS HELD FOR SALE	$3,010

During the fiscal second quarter of 2022, the Company decided to divest two operating dispensaries in the state of California. In June 2022, the Company closed Blüm San Leandro and began actively marketing the retail location for sale, which is expected to close within the next year. The assets are classified as held for sale as of September 30, 2022 but do not meet the criteria for discontinued operation under ASC Subtopic 205-20.

On June 18, 2022, the Company entered into a settlement agreement and transferred 100% of the membership interests in the People's dispensary in Los Angeles, CA wherein all operational control and risk of loss was transferred to the original licenseholder and the Company had no further obligations. As consideration received, a promissory note of $1.40 million with the buyer was forgiven. The Company recognized a loss upon sale of assets of $0.38 million for the difference between the aggregate consideration and the book value of the assets as of the disposition date which is recognized in the consolidated statements of operations during the nine months ended September 30, 2022. As of June 18 2022, all assets and liabilities related to the dispensary were deconsolidated from the consolidated balance sheet. All profits or losses subsequent to June 18, 2022 are excluded from the consolidated statements of operations.

During the fiscal third quarter of 2022, the Company terminated its third-party distribution operations in California and is in the process of dissolving the related entities. Accordingly, the Company recognized a loss on disposal of assets of $1.36 million during the three months ended September 30, 2022. The related assets did not meet the held for sale criteria under ASC 360 and are presented as held as used until disposed of other than by sale. All liabilities will continue to remain on the consolidated balance sheets until dissolution of the legal entity. See "Note 20 – Subsequent Events".

During the fiscal third quarter of 2022, the Company terminated its retail and delivery operations at SilverStreak and surrendered the related licenses. As a result, the Company recognized a loss on disposal of assets of $0.33 million during the three months ended September 30, 2022. The related assets did not meet the held for sale criteria under ASC 360 and are presented as held as used until disposed of other than by sale. All liabilities will continue to remain on the consolidated balance sheets until dissolution of the legal entity. See "Note 9 – Goodwill" and "Note 20 – Subsequent Events" for additional information.
The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOTE 6 – INVESTMENTS
On March 30, 2020, Edible Garden Corp. (“Edible Garden”), a wholly-owned subsidiary of the Company, entered into and closed an Asset Purchase Agreement with Edible Garden Incorporated (the “Purchaser”), pursuant to which Edible Garden sold and the Purchaser acquired substantially all of the assets of Edible Garden (the “Business”). The consideration paid for the Business included two option agreements to purchase up to a 20% interest in the Purchaser for a nominal fee. The first option gives the Company the right to purchase a 10% interest in the Purchaser for one dollar at any time between the one and five-year anniversary of the transaction, or at any time should a change in control event or public offering occur. The second option gives the Company the right to purchase an additional 10% interest in the Purchaser for one dollar at any point prior to the five-year anniversary of the transaction. During the year ended December 31, 2021, the Company exercised its options and acquired 5,000,000 shares of Edible Garden's common stock for a nominal fee. During the fourth quarter of 2021, management concluded that the investment was impaired and recorded an impairment charge of $0.33 million, representing the total amount of the investment.

On May 3, 2022, Edible Garden completed a 1-for-5 reverse stock split of its outstanding common stock. As a result, the Company held 1,000,000 shares in Edible Garden. On May 5, 2022, Edible Garden announced the pricing of its initial public offering of 2,930,000 shares of its common stock and accompanying warrants to purchase up to 2,930,000 shares of common stock for an exercise price of $5.00 per share. Each share of common stock was sold together with one warrant at a combined offering price of $5.00, for gross proceeds of approximately $14.70 million. As a result of the initial public offering, the Company reassessed its write down on the investment and recorded a write up to its fair value, which is categorized within the fair value hierarchy as Level 2. During the three and nine months ended September 30, 2022, the Company recorded an unrealized gain (loss) on investment of $(0.49) million and $0.47 million, respectively.
NOTE 7 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
Property, equipment, and leasehold improvements as of September 30, 2022 and December 31, 2021 consisted of the following:

	(in thousands)
	September 30, 2022	December 31, 2021

Land and Building	$7,581	$7,787
Furniture and Equipment	3,573	3,873
Computer Hardware	295	348
Leasehold Improvements	11,336	14,409
Vehicles	221	1,142
Construction in Progress	2,499	1,832
Subtotal	25,505	29,391
Less Accumulated Depreciation	(5,929)	(5,663)
Property, Equipment and Leasehold Improvements, Net	$19,576	$23,728
Depreciation expense related to continuing operations was $0.92 million and $0.48 million for the three months ended September 30, 2022 and September 30, 2021, respectively, and $2.84 million and $1.14 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.
On January 21, 2022, the Company sold its land in Spanish Springs, Nevada for $0.45 million to an unrelated third party.
The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOTE 8 – INTANGIBLE ASSETS
Intangible assets as of September 30, 2022 and December 31, 2021 consisted of the following:

		(in thousands)
		September 30, 2022			December 31, 2021
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

Amortizing Intangible Assets:
Customer Relationships	3 to 5	$7,400	$(7,400)	$—	$7,400	$(7,400)	$—
Trademarks and Patent	2 to 8	4,500	(2,490)	2,010	4,500	(750)	3,750
Operating Licenses	14	12,239	(12,239)	—	100,701	(6,864)	93,837
Total Amortizing Intangible Assets		24,139	(22,129)	2,010	112,601	(15,014)	97,587

Non-Amortizing Intangible Assets:
Trade Name	Indefinite	1,350	—	1,350	32,050	—	32,050
Total Non-Amortizing Intangible Assets		1,350	—	1,350	32,050	—	32,050
Total Intangible Assets, Net		$25,489	$(22,129)	$3,360	$144,651	$(15,014)	$129,637
Amortization expense related to continuing operations was $2.36 million and $1.12 million for the three months ended September 30, 2022 and 2021, respectively, and $7.13 million and $1.50 million for the nine months ended September 30, 2022 and 2021, respectively.
During the second quarter of 2022, management noted indicators of impairment of its indefinite-lived assets of certain asset groups. Specifically, changes in circumstances resulted in significant differences in actual revenue compared to projections. The Company used a discount rate under current market conditions to determine a preliminary estimate, noting an impairment of $22.10 million which is included as a component of impairment expense for the three months ended June 30, 2022.

In connection with its annual goodwill impairment test on September 30, 2022, the Company noted indicators of impairment of its intangible assets of certain asset groups. Earnings forecast for certain asset groups were revised based on a decrease in anticipated operating profits and cash flows for the next five years as it relates to current market conditions, the economic environment, and delays due to regulatory and licensing issues. The Company used various Level 3 inputs and a discounted cash flow model to determine the fair value of these asset groups. Accordingly, the Company recorded an impairment loss on intangible assets in the amount of $97.06 million for the three months ended September 2022, which is recorded as a component of impairment expense in the consolidated statements of operations.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOTE 9 – GOODWILL
Goodwill arises from the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired less assumed liabilities. Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment. The balance of goodwill at September 30, 2022 and December 31, 2021 was $3.59 million and $48.13 million, respectively. As of September 30, 2022, changes in the carrying amount of goodwill during the period presented were as follows:

(in thousands)

Balance as of December 31, 2021	$48,132
Impairment Losses	(44,547)
Balance as of September 30, 2022	3,585
The Company conducts its annual goodwill impairment assessment on September 30, and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value may be impaired. For the purpose of the goodwill impairment assessment, the Company has the option to perform a qualitative assessment (commonly referred to as “step zero”) to determine whether further quantitative analysis for impairment of goodwill or indefinite-lived intangible assets is necessary or a quantitative assessment (“step one”).
During the second quarter of 2022, the Company identified changes in circumstances that would indicate the carrying value of certain reporting units may be impaired. Management performed a preliminary quantitative assessment using a comparison of actual revenues to projections and applied a current discount rate, which resulted in a goodwill impairment loss of $33.63 million for the three months ended June 30, 2022.

During the third quarter of 2022, the Company terminated its operations related to SilverStreak and wrote off the carrying amount of the related goodwill in the amount of $10.92 million which is recorded as a component of impairment expense in the Consolidated Statements of Operations. See "Note 5 – Assets Held for Sale" for further information.

For the purpose of the annual impairment test on September 30, 2022, the Company performed a quantitative assessment wherein the fair value of each reporting unit was determined using a guideline public company method and guideline transaction method (market approach). Earnings forecast for certain reporting units were revised based on a decrease in anticipated operating profits and cash flows for the next five years as it relates to current market conditions, the economic environment, and delays due to regulatory and licensing issues. The fair value of each reporting unit was estimated using the expected present value of future cash flows. As a result of its assessment, management noted no additional impairment of goodwill for the remaining reporting units as of September 30, 2022.
NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses as of September 30, 2022 and December 31, 2021 consisted of the following:

	(in thousands)
	September 30, 2022	December 31, 2021

Accounts Payable	$21,773	$16,804
Tax Liabilities	5,392	5,147
Accrued Payroll and Benefits	947	1,409
Current Lease Liabilities	2,053	3,120
Other Accrued Expenses	6,872	5,424
Total Accounts Payable and Accrued Expenses	$37,037	$31,904
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
The Company occupies office facilities under lease agreements that expire at various dates. In addition, office, production and transportation equipment is leased under agreements that expire at various dates. The Company does not have any significant finance leases. Total operating lease costs were $2.05 million and $0.51 million for the three months ended September 30, 2022 and September 30, 2021, respectively, and $4.76 million and $1.26 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. Short-term lease costs during the 2022 and 2021 fiscal quarters ended September 30, 2022 and 2021 were not material.
As of September 30, 2022 and December 31, 2021, short-term lease liabilities of $2.05 million and $3.12 million are included in “Accounts Payable and Accrued Expenses” on the consolidated balance sheets, respectively. The table below presents total operating lease right-of-use assets and lease liabilities as of September 30, 2022 and December 31, 2021:

	(in thousands)
	September 30, 2022	December 31, 2021
Operating Lease Right-of-Use Assets	$13,049	$24,448
Operating Lease Liabilities	$14,154	$24,436
The table below presents the maturities of operating lease liabilities as of September 30, 2022:

(in thousands)
Operating Leases
2022 (remaining)	$699
2023	2,871
2024	2,973
2025	2,516
2026	2,012
Thereafter	10,777
Total Lease Payments	21,848
Less: Discount	(7,694)
Total Operating Lease Liabilities	$14,154
The accompanying notes are an integral part of the unaudited consolidated financial statements.

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets:

	Nine Months Ended
	September 30, 2022	September 30, 2021
Weighted Average Remaining Lease Term (Years)	5.5	79
Weighted Average Discount Rate	11.4%	11.6%
The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOTE 12 – NOTES PAYABLE
Notes payable as of September 30, 2022 and December 31, 2021 consisted of the following:

	(in thousands)
	September 30, 2022	December 31, 2021
Promissory note dated January 18, 2018, issued for the purchase of real property. The promissory note was collateralized by the land and building purchased and matured January 18, 2022. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter. The full principal balance and accrued interest are due at maturity. In the event of default, the note is convertible at the holder's option.	$—	$6,500
Promissory note dated May 4, 2020, issued to Harvest Small Business Finance, LLC, an unaffiliated third party. Loan was part of the Paycheck Protection Program ("PPP Loan") offered by the U.S. Small Business Administration. The interest rate on the note was 1.0%. The note required interest and principal payments seven months from July 2020. The note matures in February 2025.	13	562
Unsecured promissory note dated January 22, 2021, issued to Michael Nahass (a related party), which matured January 25, 2022, and bore interest at a rate of 3% per annum.	—	1,050
Convertible promissory note dated January 25, 2021, issued to accredited investors, which matured July 22, 2022 and bears interest at a rate of 8% per annum. The conversion price is $0.175 per share.	3,450	3,500
Promissory note dated July 27, 2021, issued to Arthur Chan which matures July 26, 2024, and bears interest at a rate of 12% per annum.	2,500	2,500
Senior Secured Promissory Note dated November 22, 2021 issued to Dominion Capital LLC, which matured on February 22, 2022 and bore interest at a rate of 12% per annum.	—	2,500
Unsecured promissory note without interest from a related party. The loan is paid in 20 equal installments and matured on August 1, 2022.	60	90
Promissory note dated June 1, 2020, issued as part of the PPP Loan offered by the U.S. Small Business Administration. The interest rate on the note is 1.0%. The note matured on June 1, 2022.	322	297
Line of credit agreement entered on March 31, 2021, which matured on March 31, 2022 and bore interest of 2.9% per 30 days.	—	4,500
Promissory note dated October 1, 2021, issued to Sterling Harlan as part of the SilverStreak Solutions acquisition. The interest rate on the note was 3.0%. The note matured on April 1, 2022.	2,000	2,000
Promissory note dated October 1, 2021, issued to Sterling Harlan as part of the SilverStreak Solutions acquisition. The interest rate on the note is 3.0%. The note matures on October 1, 2022.	2,500	2,500
Secured promissory note dated November 22, 2021 issued to People's California, LLC, which matures on November 22, 2023 and bears interest at a rate of 8.0% per annum. Payments due include $2.00 million plus accrued interest for the first twelve months followed by payments of $1.00 million plus accrued interest until maturity.	21,569	28,569
Promissory note dated May 1, 2019, assumed by the Company on July 1, 2021 in connection with the purchase of real property, from a related party. The note matures on May 15, 2039 and bears interest at a rate of 9.89% per year.	2,899	2,954
Notes Payable - Promissory Notes	$35,313	$57,522
Vehicle Loans	99	204
Less: Short-Term Debt	(26,454)	(45,749)
Less: Debt Discount	(994)	(1,971)
Net Long-Term Debt	$7,964	$10,006

The accompanying notes are an integral part of the unaudited consolidated financial statements.

During the nine months ended September 30, 2022, the Company converted debt and accrued interest into 294,452 shares of the Company’s common stock. See “Note 13 – Stockholders' Equity" for further information.
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
Debt Related to Dyer Property
On January 18, 2018, the Company entered into a $6.50 million promissory note for the purchase of land and building in Santa Ana, CA (the "Dyer Property"). On November 22, 2021, the Company issued a senior secured promissory note to Dominion Capital LLC in the amount of $2.50 million, which matured on February 22, 2022 and bore interest at a rate of 12% per annum. As a result of the sale of the Dyer Property on February 10, 2022, the Company retired a total of $9.00 million in outstanding debt related to the Dyer Property. See “Note 16 – Discontinued Operations" for further information.
Forgiveness of PPP Loan
On May 4, 2020, OneQor entered into a promissory note (the “PPP Loan”) with Harvest Small Business Finance, LLC (the “Lender”), pursuant to which the Lender agreed to make a loan to the Company under the Paycheck Protection Program (“PPP”) offered by the U.S. Small Business Administration in a principal amount of $0.56 million. The PPP Loan incurs interest at a fixed rate of 1% per annum and matured on May 4, 2022. On February 16, 2022, the Company received notice of forgiveness of approximately $0.54 million of the PPP Loan. The remainder is to be paid off over the next three years.
Debt Assumed in UMBRLA Acquisition
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
Amendment of People's Secured Promissory Note
On April 8, 2022, the Company and People's California, LLC agreed to amend a portion of the November 22, 2021 Closing Documents (Primary Membership Interest Purchase Agreement, Secondary Membership Interest Purchase Agreement, Secured Promissory Note, and other ancillary agreements). On April 11, 2022, the Company paid $3.00 million upon execution of the amendment and was to pay $5.00 million by June 1, 2022, or June 30, 2022 if the Company obtained debt financing approved by People’s, to satisfy all financial obligations that would be owing as of June 30, 2022. People’s declined to approve the debt financing obtained by the Company, and the Company did not make the $5.00 million payment. Management is renegotiating terms of the promissory note as of the date of these consolidated financial statements. See "Note 19 – Commitments and Contingencies" for information on related litigation matters.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOTE 13 – STOCKHOLDERS' EQUITY
Common Stock
The Company authorized 990,000,000 shares of common stock with $0.001 par value per share. As of September 30, 2022 and December 31, 2021, 560,353,549 and 498,546,291 shares of common stock were outstanding, respectively.

On February 1, 2022, the Company granted 294,452 shares of common stock to Apollo Management Group, Inc. in exchange for the $0.05 million convertible promissory note that Apollo Management Group, Inc. held and the related accrued interest. The fair value of the shares was $0.08 million.

On February 28, 2022, the Company sold 25,000,000 shares for an aggregate sales price of $4.35 million to an unrelated party. The shares were restricted.

During the nine months ended September 30, 2022, the Company issued 4,759,708 and 146,212 common shares for the cashless exercise of warrants and options, respectively.

During the nine months ended September 30, 2022, the Company issued 2,100,000 and 943,128 common shares to employees and directors, respectively. As a result, the Company recorded stock compensation of $0.35 million and $0.21 million, respectively, for the nine months ended September 30, 2022.

During the nine months ended September 30, 2022, the Company issued 7,197,492 common shares to third-party service providers. As a result, the Company recorded $0.39 million of stock-based compensation expense for services for the nine months ended September 30, 2022.

During the nine months ended September 30, 2022, the Company issued 23,424,674 of the holdback common shares to the sellers of the UMBRLA acquisition pursuant to the original acquisition agreement.
NOTE 14 – STOCK-BASED COMPENSATION
Equity Incentive Plans
In the first quarter of 2016, the Company adopted the 2016 Equity Incentive Plan. In the fourth quarter of 2018, the Company adopted the 2018 Equity Incentive Plan. In July 2021, the Company assumed the 2019 Equity Incentive Plan as part of the acquisition of UMBRLA. The following table contains information about the Company's equity incentive plans as of September 30, 2022:

	Awards Reserved for Issuance	Awards Exercised	Awards Outstanding	Awards Available for Grant

2016 Equity Incentive Plan	999,906	—	499,953	499,953
2018 Equity Incentive Plan	31,405,648	4,022,133	14,009,842	13,373,673
2019 Equity Incentive Plan	108,892,137	34,884	73,053,116	35,804,137
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Stock-Based Compensation Expense
The following table sets forth the total stock-based compensation expense resulting from stock options and restricted grants of common stock to employees, directors and non-employee consultants in the consolidated statement of operations which are included in selling, general and administrative expenses:

	(in thousands, except for shares / options)
	For the Three Months Ended
	September 30, 2022		September 30, 2021
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense	Number of Shares or Options Granted	Stock-Based Compensation Expense

Stock Options	—	$276	83,020,303	$780

Stock Grants:
Directors (Common Stock)	—	$—	—	32
Non–Employee Consultants (Common Stock)	6,472,492	$268	—	873

Total Stock–Based Compensation Expense		$544		$1,685

	(in thousands, except for shares / options)
	For the Nine Months Ended
	September 30, 2022		September 30, 2021
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense	Number of Shares or Options Granted	Stock-Based Compensation Expense

Stock Options	400,000	$3,450	5,909,716	$1,664

Stock Grants:
Employees (Common Stock)	2,100,000	$352	250,000	68
Directors (Common Stock)	943,128	$213	885,159	245
Non–Employee Consultants (Common Stock)	7,197,492	$397	332,947	907

Total Stock–Based Compensation Expense		$4,412		$2,884

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
On April 12, 2022, the Company and Mr. Knuettel agreed to terms on a separation agreement. The Company agreed to pay Mr. Knuettel 50% of his annual base salary and continue his medical benefits for a period of six months. Mr. Knuettel's unvested shares and options vested immediately. As part of this separation agreement Mr. Knuettel resigned as a director of the Company.
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
Stock Options
The following table summarizes the Company’s stock option activity and related information for the nine months ended September 30, 2022:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options

Options Outstanding as of January 1, 2022	88,251,380	$0.20
Granted	400,000	$0.23
Exercised	(146,212)	$0.08
Forfeited	(17,836,303)	$0.15
Expired	(11,825,348)	$0.34
Options Outstanding as of September 30, 2022	58,843,517	$0.20	7.9 years	$—
Options Exercisable as of September 30, 2022	49,998,358	$0.24	7.4 years	$—

As of September 30, 2022, total unrecognized stock-based compensation was $1.59 million. Such costs are expected to be recognized over a weighted-average period of approximately 0.9 years. The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period.

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

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOTE 15 – WARRANTS
The following table summarizes the Company's warrant activity for the nine months ended September 30, 2022:

	Warrants	Weighted-Average Exercise Price

Warrants Outstanding as of January 1, 2022	85,826,872	$0.22
Exercised	(4,945,055)	$0.01
Warrants Outstanding as of September 30, 2022	80,881,817	$0.07

NOTE 16 – DISCONTINUED OPERATIONS
NuLeaf
On November 17, 2021, Medifarm III, LLC (“Medifarm III”), a wholly-owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the “NuLeaf Purchase Agreement”) with NuLeaf, Inc., a Nevada corporation (“NuLeaf”). Upon the terms and subject to the satisfaction of the conditions described in the NuLeaf Purchase Agreement, Medifarm III agreed to sell its fifty percent (50%) of the outstanding membership interests of each of NuLeaf Reno Production, LLC (“NuLeaf Reno”) and NuLeaf Sparks Cultivation, LLC (“NuLeaf Sparks”) to NuLeaf, which owned the remaining fifty percent (50%) of the membership interests of NuLeaf Reno and NuLeaf Sparks, for aggregate consideration of $6.50 million in cash. The transaction closed in April 2022 and the Company recognized a gain of $2.05 million for the difference between the aggregate consideration and the book value of the assets as of the disposition date, less direct costs to sell, for the nine months ended September 30, 2022.
Nevada Dispensaries
During fiscal year 2019 and 2020, the Company entered into Asset Purchase Agreements with unrelated third parties to sell substantially all of the assets of the Company related to the Company's dispensaries located at:
•1130 E. Desert Inn Road, Las Vegas, NV 89109;
•1085 S. Virginia St., Suite A, Reno, NV 89502; and
•3650 S. Decatur Blvd., Las Vegas, NV 89103.
The dispensaries are collectively referred to as the "Nevada dispensaries". The transactions for the sale of the Nevada dispensaries closed upon receiving all required government approvals during the fourth quarter ended December 31, 2021.
Real Estate
On December 7, 2021, 620 Dyer LLC, a wholly-owned subsidiary of the Company, entered into a Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate with FRO III/SMA Acquisitions, LLC to sell the real property located at 620 East Dyer Road, Santa Ana, CA (the “Dyer Property”) for $13.40 million in cash. On February 10, 2022, the Company announced the closing of the sale of the Dyer Property, resulting in the Company retiring $9.00 million of outstanding debt on the Dyer Property as disclosed in "Note 12 – Notes Payable". The Company is continuing to evaluate its options with respect to the license originally connected to the Dyer Property, including consideration of the retail density in the area. If the city of Santa Ana grants approval to relocate licenses elsewhere in the city, the Company may consider using the dispensary license to open a dispensary in an underserved part of Santa Ana.
During fiscal year 2020, the Company classified real property in Las Vegas, NV and Santa Ana, CA as available-for-sale as it met the criteria of ASC 360-10-45-0. In August 2021, the Company sold the properties.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OneQor
During fiscal year 2020, management suspended the operations of OneQor due to (i) a lack of proper growth in customer acquisition and revenue for this CBD operation during the COVID-19 pandemic and (ii) the overall financial health of the Company as a result of COVID-19 and social unrest. The Company plans to focus its attention and resources on growing its THC business.
Edible Garden

On March 30, 2020, the Company entered into and closed an Asset Purchase Agreement with Edible Garden AG Inc. ("Edible Garden AG") pursuant to which the Company sold substantially all of the assets of Edible Garden Corp. As part of the consideration received, the Company entered into two option agreements to purchase up to a 20% interest in Edible Garden AG. During the year ended December 31, 2021, the Company exercised both options and acquired 5,000,000 common shares of Edible Garden AG for a nominal fee. See “Note 6 – Investments” for further information.
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

	(in thousands, except for per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total Revenues	$—	$3,383	$2,605	$9,829
Cost of Goods Sold	—	1,422	520	6,013
Gross Profit	—	1,961	2,085	3,816

Selling, General and Administrative Expenses	—	1,721	1,862	4,756
Gain on Sale of Assets	—	(6,589)	(3,729)	(6,583)
Income from Operations	—	6,829	3,952	5,643

Interest Expense	—	(268)	—	(745)
Other Income	72	—	99	—
Income from Discontinued Operations	$72	$6,561	$4,051	$4,898

Income from Discontinued Operations per Common Share Attributable to Unrivaled Brands, Inc. Common Stockholders - Basic And Diluted	$—	$0.01	$0.01	$0.02
The accompanying notes are an integral part of the unaudited consolidated financial statements.

The carrying amounts of the major classes of assets and liabilities for the discontinued operations are as follows:

(in thousands)
December 31, 2021
Cash	$1,544
Accounts Receivable, Net	1,553
Inventory	1,359
Prepaid Expenses and Other Assets	39
Property, Equipment and Leasehold Improvements, Net	17,661
Other Assets	323
Assets of Discontinued Operations	$22,479

Accounts Payable and Accrued Expenses	$1,170
Income Tax Payable	917
Long-Term Lease Liabilities	184
Liabilities of Discontinued Operations	$2,271
NOTE 17 – SEGMENT INFORMATION
The Company operates in two segments:

(i) Cannabis Retail – Either independently or in conjunction with third parties, the Company operates medical marijuana and adult use cannabis dispensaries in California. All retail dispensaries offer a broad selection of medical and adult use cannabis products including flower, concentrates and edibles.
(ii) Cannabis Cultivation and Distribution – The Company operates distribution centers in California and Oregon that distribute its own branded products as well as third party products to its retail dispensaries and to other non-affiliated medical marijuana and/or adult use cannabis dispensaries.
For the periods presented, revenue by reportable segments are as follows:

	(in thousands)				(in thousands)
	Total Revenue		% of Total Revenue		Total Revenue		% of Total Revenue
	Three Months Ended September 30,				Nine Months Ended September 30,
Segment	2022	2021	2022	2021	2022	2021	2022	2021
Cannabis Retail	$8,767	$7,242	81.5%	36.1%	$31,823	$11,259	64.9%	45.1%
Cannabis Cultivation & Distribution	1,995	12,810	18.5%	63.9%	17,219	13,721	35.1%	54.9%
Total	$10,762	$20,052	100.0%	100.0%	$49,042	$24,980	100.0%	100.0%

The accompanying notes are an integral part of the unaudited consolidated financial statements.

	(in thousands)
	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
	Cannabis Retail	Cannabis Cultivation & Distribution	Corporate & Other	Total	Cannabis Retail	Cannabis Cultivation & Distribution	Corporate & Other	Total
Total Revenues	$31,823	$17,219	$—	$49,042	$11,259	$13,721	$—	$24,980
Cost of Goods Sold	16,172	18,232	—	34,404	6,719	15,018	—	21,737
Gross Profit	15,651	(1,013)	—	14,638	4,540	(1,297)	—	3,243

Selling, General & Administrative Expenses	15,292	12,073	23,709	51,074	6,322	4,066	18,988	29,376
Impairment Expense	—	—	163,698	163,698	—	—	—	—
(Gain) Loss on Disposal of Assets	711	1,359	(198)	1,872	—	—	—	—
Loss from Operations	(352)	(14,445)	(187,209)	(202,006)	(1,782)	(5,363)	(18,988)	(26,133)

Other Income (Expense):
Interest Expense	—	(178)	(2,416)	(2,594)	(43)	(110)	(474)	(627)
Gain (Loss) on Extinguishment of Debt	—	—	542	542	—	185	(6,161)	(5,976)
Gain on Investments	—	—	—	—	—	—	5,337	5,337
Unrealized Gain on Investments	—	—	470	470	—	—	—	—
Other Income	200	750	779	1,729	85	—	282	367
Total Other Income (Loss)	200	572	(625)	147	42	75	(1,016)	(899)

Loss Before Provision for Income Taxes	$(152)	$(13,873)	$(187,834)	$(201,859)	$(1,740)	$(5,288)	$(20,004)	$(27,032)

Total Assets	$17,558	$14,228	$22,063	$53,849	$77,610	$37,850	$68,507	$183,967

The accompanying notes are an integral part of the unaudited consolidated financial statements.

	(in thousands)
	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
	Cannabis Retail	Cannabis Cultivation & Distribution	Corporate & Other	Total	Cannabis Retail	Cannabis Cultivation & Distribution	Corporate & Other	Total
Total Revenues	$8,767	$1,995	$—	$10,762	$7,242	$12,810	$—	$20,052
Cost of Goods Sold	3,861	6,965	—	10,826	4,609	15,115	—	19,724
Gross Profit	4,906	(4,970)	—	(64)	2,633	(2,305)	—	328

Selling, General & Administrative Expenses	3,840	3,587	5,809	13,236	3,659	3,192	5,178	12,029
Impairment Expense	—	—	107,972	107,972	—	—	—	—
Loss on Disposal of Assets	170	1,359	—	1,529	—	—	—	—
Income (Loss) from Operations	896	(9,916)	(113,781)	(122,801)	(1,026)	(5,497)	(5,178)	(11,701)

Other Income (Expense):
Interest Expense	—	(2)	(382)	(384)	(43)	(110)	(362)	(515)
Loss on Extinguishment of Debt	—	—	—	—	—	185	—	185
Unrealized Loss on Investments	—	—	(493)	(493)	—	—	—	—
Other Income	—	223	28	251	5	—	—	5
Total Other Income (Loss)	—	221	(847)	(626)	(38)	75	(362)	(325)

Income (Loss) Before Provision for Income Taxes	$896	$(9,695)	$(114,629)	$(123,427)	$(1,064)	$(5,422)	$(5,540)	$(12,026)

Total Assets	$17,558	$14,228	$22,063	$53,849	$77,610	$37,850	$68,507	$183,967
NOTE 18 – RELATED PARTY TRANSACTIONS

Refer to “Note 12 – Notes Payable" for related party transactions and balances during the current period.
All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

On August 12, 2022, the Company entered into an engagement letter with Adnant, LLC (“Adnant”) pursuant to which Adnant will provide executive level consulting and related business support and services related to the Company’s present and future challenges and opportunities. As compensation for the Adnant’s continued services and on achieving identified performance objectives as described in the engagement letter, Adnant will receive fees of $0.15 million monthly subject to the Company having available a cash balance greater than or equal to $1.20 million following payment of the fee and a performance bonus award subject to achievement of the performance objectives as set forth in more detail in the agreement. Pursuant to the engagement letter, the Board appointed Sabas Carrillo, the Founder and Chief Executive Officer ("CEO") of Adnant, as Interim Chief Executive Officer. On August 22, 2022 and September 12, 2022, the Company appointed Robert Baca as Interim Chief Legal Officer and Patty Chan as Interim Chief Financial Officer, respectively.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

In the event that prior to December 31, 2022 the Interim CEO’s service is terminated by the Company other than for “Cause” (as defined in the Adnant engagement letter) then 100% of the performance bonus award shares will be released to Adnant from the performance bonus award trust subject to the execution and non-revocation of a release of claims by the Interim CEO and Adnant in the form provided by the Company and reasonably agreed by Adnant. The engagement services commenced on August 12, 2022 and remains in effect until December 31, 2022. Upon the expiration of the agreement, the engagement shall automatically renew for subsequent three-month periods unless, at least 30 days prior to the renewal date, either the Company or Adnant provides written notice of termination. During the period from the initial engagement through September 30, 2022, the Company has incurred $0.30 million in monthly fees and issued 6,472,492 common shares under the performance bonus award valued at $0.27 million.
NOTE 19 – COMMITMENTS AND CONTINGENCIES
California Operating Licenses
The Company’s subsidiaries have operated compliantly and have been eligible for applicable licenses and renewals of those licenses.
Litigation and Claims

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued if such disclosure is necessary for the Company’s financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there was one matter that required an accrual as of September 30, 2022. Accordingly, the Company has accrued $0.50 million for the Magee litigation detailed below.

People's California, LLC v. Unrivaled Brands, Inc. - On July 19, 2022, People’s California, LLC, the sellers of Peoples First Choice, filed an action against the Company, styled, People’s California, LLC v. Unrivaled Brands, Inc., in the Superior Court for the State of California, County of Orange Case No. 30-2022-01270747-CU-BC-CJC, bringing claims for breach of contract and breach of the covenant of good faith and fair dealing stemming from the Company’s alleged breach of certain agreements with People’s California, LLC. The complaint claims at least $23.00 million in damages.

On September 20, 2022, the Company filed a cross-complaint against People’s California, LLC, Frank Kavanaugh, Jay Yadon, and Bernard Steimman for fraud, negligent misrepresentation, and breach of contract related to the sale of the dispensary, People’s First Choice, and other assets to the Company in November 2021. The Company is seeking a minimum of $5.40 million in damages. Trial in this matter has not been scheduled.

People's California, LLC v. Kovacevich, et al - On August 1, 2022, People’s California, LLC filed an action against certain current and former officers and directors of the Company, styled People’s California, LLC v. Nicholas Kovacevich, et al, in the Superior Court for the State of California, County of Orange Case No. 30-2022-01272843-CU-MC-CJC, derivatively on behalf of the Company and listing the Company as a nominal defendant alleging claims for breach of fiduciary duty, abuse of control, self-dealing, corporate waste, and unjust enrichment based on a series of corporate transactions and management decisions. The Complaint does not state a specific claim for damages. Trial in this matter has not been scheduled.

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

NOTE 20 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 14, 2022, which is the date these consolidated financial statements were issued, and has concluded that the following subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

In November 2022, the Company received confirmation for the legal dissolution of OneQor, SilverStreak, and the entities related to the Company’s distribution operations in the state of California. As a result, all liabilities and existing obligations of the dissolved entities were extinguished.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of Unrivaled Brands, Inc. (“Unrivaled Brands”, “Unrivaled” or the “Company”) is for the three and nine months ended September 30, 2022. The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the accompanying notes presented in Item 1 of this Quarterly Report on Form 10-Q (this "Form 10-Q") and those discussed in Item 8 of the Company’s Annual Report on Form 10-K (the “Form 10-K”) filed with the SEC on April 15, 2022. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in “Cautionary Language Concerning Forward-Looking Statements,” Item 1A—”Risk Factors” and elsewhere in this Form 10-Q.

COMPANY OVERVIEW

Our Business

The Company is a multi-state operator ("MSO") with retail, production, distribution, and cultivation operations, with an emphasis on providing the highest quality of medical and adult use cannabis products. From the acquisition of UMBRLA, the Company has multiple cannabis lifestyle brands. The Company is home to Korova, a brand of high potency products across multiple product categories, currently available in California, Oregon, Arizona, and Oklahoma. Other company brands include Cabana, a boutique cannabis flower brand, and Sticks, a mainstream value-driven cannabis brand, active in California and Oregon. With the acquisition of People’s First Choice, the Company operates a premier cannabis dispensary in Santa Ana, California. The Company also owns dispensaries in California which operate as The Spot in Santa Ana, Blum in Oakland and SilverStreak in San Leandro. The Company also has licensed distribution facilities in Portland, OR, Los Angeles, CA and Sonoma County, CA. As of September 30, 2022, the Company had 170 employees.

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

Our corporate headquarters are located at 3242 S. Halladay St, Santa Ana, California 92705 and our telephone number is (888) 909-5564. Our website address is as follows: www.unrivaledbrands.com. No information available on or through our websites shall be deemed to be incorporated into this Form 10-Q. Our common stock, par value $0.001 (the “Common Stock”), is quoted on the OTC Markets Group, Inc’s OTCQX tier under the symbol “UNRV.”

Fiscal Third Quarter 2022 Highlights

Management Changes

On July 21, 2022, Tiffany Davis resigned as Interim Chief Executive Officer and as a member of the Company’s Board of Directors (the "Board") effective immediately.

On August 12, 2022, the Company entered into an engagement letter with Adnant, LLC (“Adnant”) pursuant to which Adnant will provide executive level consulting and related business support and services related to the Company’s present and future challenges and opportunities. Specifically, Adnant will provide a team of restructuring focused executives that may include, but not be limited to, CEO support, chief restructuring officer, executive vice president of finance, financial planning and analysis professional, and/or legal consulting. Adnant is expected to work closely with the Company and its internal teams, existing management, existing consultants and advisors, lenders, attorneys, and other relevant parties in connection with the implementation of the strategies most appropriate to achieve the Company's objectives and as directed and authorized by the Board.

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

In addition to the monthly fee described above, a Performance Bonus Award in the aggregate amount of $2.00 million shall be payable to Adnant in shares of the Company’s common stock (“Performance Bonus Award Shares”) based upon the achievement of the Performance Bonus Award Objectives set forth in the Engagement Letter and the continued performance of Adnant towards obtaining such Performance Bonus Award Objectives.

On August 12, 2022, the Board appointed Sabas Carrillo as Interim Chief Executive Officer. Mr. Carrillo is the Founder and CEO of Adnant.

On August 22, 2022 and September 12, 2022, the Company appointed Robert Baca as Interim Chief Legal Officer and Patty Chan as Interim Chief Financial Officer, respectively.

Retail Operations

On June 18, 2022, the Company transferred 100% of the membership interests in the People’s dispensary in Los Angeles to the original licenseholder.

As of September 30, 2022, the Blum dispensary in San Leandro remains temporarily closed as management continues to actively market the assets and licenses. Accordingly, all assets and liabilities related to Blum San Leandro are classified as held for sale as of September 30, 2022.

During the fiscal third quarter of 2022, the Company surrendered its retail and delivery licenses related to SilverStreak in Sacramento due to underperformance. Where possible, assets from the site have been deployed elsewhere to support other business operations. In November 2022, the Company dissolved the legal entity related to SilverStreak and all liabilities and existing obligations were extinguished.

Cultivation & Distribution Operations

During the fiscal third quarter of 2022, management concluded that it would no longer continue its cultivation operations at one of its cultiviation facilities located in California and began the process of closing operations as plant rooms are harvested. As of September 30, 2022, some cultivation operations remain as of September 30, 2022 and management expects to fully cease operations by December 31, 2022.

As part of its restructuring plan, management is reevaluating its distribution operations in Oregon and is considering divestiture or discontinuation. All assets and liabilities related to operations in Oregon remain classified as held and used as of September 30, 2022 in accordance with ASC 360.

In June 2022, Unrivaled partnered with a leading North American distributor of cannabis and cannabis accessories, with a strong fulfillment infrastructure, to manage distribution of its Korova branded products. In September 2022, Unrivaled reduced the number of in-house manufactured products to high-grossing Korova products and halting productions of Sticks and Cabana products. In July 2022, the Company exited its third-party distribution operations in California. In November 2022, the Company dissolved the related distribution entities in California and all liabilities and existing obligations were extinguished.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Annual Impairment Test

Under US GAAP, impairment exists when the net book value of an asset exceeds its fair value. Net book value is recorded at cost less accumulated amortization. Fair value is determined based on quoted market prices, prices of comparable businesses, a present value or other valuation technique, or a combination thereof. Forecasted cash flows expected from the assets may be considered depending on the valuation technique. To determine if an asset is impaired, the total profit, cash flow or other benefit expected to be generated by the asset is compared with its current book value. If it is determined that the book value of the asset is greater than the future cash flow or benefit of the asset, an impairment is recorded.

In accordance with ASC 350, “Intangibles—Goodwill and Other”, goodwill and indefinite-lived intangible assets are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. US GAAP requires that if an asset group was impaired, the impairment of long-lived assets should be completed and reflected in the carrying amount of the reporting unit prior to the goodwill impairment test. The Company conducts its annual impairment assessment on September 30.

During the fiscal second quarter of 2022, management noted indicators of impairment and recorded a preliminary impairment of $55.73 million. As a result of the annual impairment assessment on September 30, 2022, the Company recorded an additional impairment of $107.97 million during the fiscal third quarter of 2022. For the nine months ended September 30, 2022, the Company recorded total impairment loss of $163.70 million as detailed below.

During the nine months ended September 30, 2022, the Company recorded total impairment of $83.09 million related to the intangible assets and goodwill acquired from UMBRLA, Inc. in 2021. Management assessed the projected revenues based on current market conditions and revised the earnings forecast based on a decrease in anticipated operating profits and cash flows.

During the nine months ended September 30, 2022, the Company recorded total impairment of $63.64 million related to the intangible assets and goodwill acquired from People’s First Choice LLC in 2021. Management noted forecasted revenues used at the time of acquisition were not achievable due to regulatory and licensing issues and revised the earnings forecast accordingly.

The Company recognized an impairment of $11.08 million and $5.89 million related to the intangible assets and goodwill acquired from SilverStreak Solutions in 2021 and Black Oak Gallery in 2016, respectively, as a result of current market conditions in California as market participants continue to compete with the illegal market.

Outlook

The Company engaged Adnant, LLC to provide management consulting, SEC financial reporting, and related business support and services. Key to the engagement, Unrivaled hired Sabas Carrillo as Interim CEO to effect an aggressive restructuring and turnaround strategy.

The Company will focus on performing assets, particularly our California retail assets. In particular, we intend to emphasize retail business fundamentals including a robust and diverse product offering, improving inventory and vendor management, and effective marketing. The Company intends on reinvigorating its Korova brand. The Company will also focus on reducing its corporate overhead and “rightsizing” the company. This outlook is based on several management assumptions that are largely outside the control of the Company. With a disciplined approach to retail performance, a management team with extensive cannabis industry, capital markets experience and deep relationships in the industry, and a commitment to investing in our team and specifically our company culture, we are encouraged that Unrivaled will emerge from its current restructuring efforts as an effective cannabis company. Additionally, the UMBRLA transaction resulted in the acquisition of several assets that have been underperforming and consequently, management is analyzing its options to spin-off, discontinue, unwind, or dissolve certain of those UMBRLA assets.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RESULTS OF OPERATIONS
The below table outlines the impact of reclassifying the operations of the NuLeaf operations, Nevada dispensaries, OneQor, and Edible Garden to discontinued operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenue
Continuing Operations	$10,762	$20,052	$(9,290)	(46.3)%	$49,042	$24,980	$24,062	96.3%
Discontinued Operations	$—	$3,383	$(3,383)	(100.0)%	$2,605	$9,829	$(7,224)	(73.5)%
Total Revenue	$10,762	$23,435	$(12,673)	(54.1)%	$51,647	$34,809	$16,838	48.4%

Cost of Goods Sold
Continuing Operations	$10,826	$19,724	$(8,898)	(45.1)%	$34,404	$21,737	$12,667	58.3%
Discontinued Operations	$—	$1,422	$(1,422)	(100.0)%	$520	$6,013	$(5,493)	(91.4)%
Total Cost of Goods Sold	$10,826	$21,146	$(10,320)	(48.8)%	$34,924	$27,750	$7,174	25.9%

Gross Profit $
Continuing Operations	$(64)	$328	$(392)	(119.5)%	$14,638	$3,243	$11,395	351.4%
Discontinued Operations	$—	$1,961	$(1,961)	(100.0)%	$2,085	$3,816	$(1,731)	(45.4)%
Total Gross Profit $	$(64)	$2,289	$(2,353)	(102.8)%	$16,723	$7,059	$9,664	136.9%

Gross Profit %
Continuing Operations	(0.6)%	1.6%	(2.2)%		29.8%	13.0%	16.9%
Discontinued Operations	—%	58.0%	(58.0)%		—%	38.8%	(38.8)%
Total Gross Profit %	(0.6)%	9.8%	(10.4)%		32.4%	20.3%	12.1%

Comparison of the Three Months Ended September 30, 2022 and 2021
Revenue

During the three months ended September 30, 2022, the Company generated revenue from continuing operations of $10.76 million composed of retail revenue of $8.77 million and cultivation/distribution revenue of $2.00 million. This compared to revenue from continuing operations of $20.05 million for the quarter ended September 30, 2021, which included retail revenue of $7.24 million and cultivation/distribution revenue of $12.81 million. This was a decrease of $9.29 million or 46.3% in revenue from continuing operations.

Retail revenue for the three months ended September 30, 2022 outpaced the third quarter of the prior year by $1.53 million or 21.1% due to the retail assets acquired in the Company's 2021 acquisitions of UMBRLA and People's First Choice. We operated the People’s dispensaries for the entire third quarter of this year compared to a partial quarter of operations in the prior year. Blum San Leandro remained temporarily closed as of September 30, 2022 which contributed to $2.73 million of revenue in the prior fiscal third quarter.

Cultivation and distribution revenue for the three months ended September 30, 2022 dramatically decreased by $10.82 million compared to the prior year period due to changes in the Company’s operations as part of its turnaround plan. In addition, we eliminated third-party distribution operations in California which contributed $10.28 million of revenue in the prior year. We also began slowing down cultivation operations at a facility based in California which provided $0.75 million of revenue in the current year compared to $1.55 million in the prior year.
Gross Profit

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Company’s gross loss from continuing operations for the three months ended September 30, 2022 was $(0.06) million compared to a gross profit of $0.33 million for the three months ended September 30, 2021, a decrease of $0.39 million or 119.5%. During the three months ended September 30, 2022, cost of goods sold from continuing operations of $10.83 million outpaced revenue from continuing operations of $10.76 million primarily related to our distribution operations in California in which we had minimal revenue during the current quarter and recorded an inventory write-off of $1.9 million.
Selling, General & Administrative Expenses

The merger with UMBRLA and the acquisitions of People's First Choice and SilverStreak Solutions in 2021 led to more operations with additional facilities, employees, and costs to support them. Selling, general and administrative expenses for the three months ended September 30, 2022 were $13.24 million, compared to $12.03 million for the three months ended September 30, 2021, an increase of $1.21 million or 10.0%. For the three months ended September 30, 2022, amortization and depreciation expenses increased by $1.67 million and facilities related expenses, such as rent, utilities, repairs and maintenance, security, and insurance, increased by $2.33 million over third quarter of 2021. Those increases were partially offset by decreases in third quarter 2022 of the following items: taxes, licensing and permitting decreased by $0.51 million and stock compensation expenses decreased by $1.14 million.
Operating Loss

The Company realized an operating loss from continuing operations of $122.80 million for the three months ended September 30, 2022 compared to $11.70 million for the three months ended September 30, 2021, an increase of $111.10 million or 949.5%. This increase was primarily attributable to a $107.97 million impairment of intangible assets and goodwill related to the UMBRLA, People’s, and SilverStreak acquisitions. As part of the Company’s strategic restructuring in fiscal year 2022, the Company terminated its third-party distribution operations in California and its retail and delivery operations at SilverStreak Sacramento, which resulted in a loss on disposal of assets of $1.53 million during the current period.
Other Expense
Other expense for the three months ended September 30, 2022 was $0.63 million compared to $0.33 million recognized in the three months ended September 30, 2021, an increase of $0.30 million. This increase in other expense was attributed to the mark-to-market adjustment for the Company's investment in Edible Garden which resulted in a $0.49 million unrealized loss on investments during the current period.
Discontinued Operations

Net income from discontinued operations was $0.07 million for the three months ended September 30, 2022 compared to $6.56 million for the comparative prior period, a decrease of $(6.49) million. In the third quarter of 2021, the Company realized income of $6.56 million resulting from the sale of the Dyer Property and one of our Nevada dispensaries.
Net Loss Attributable to Unrivaled Brands, Inc.

Total net loss attributable to Unrivaled Brands, Inc. was $119.91 million, or $(0.21) per share, for the three months ended September 30, 2022, compared to total net loss of $5.35 million, or $(0.01) per share, for the three months ended September 30, 2021. The increase in total net loss was primarily attributable to the $107.97 million impairment on intangible assets and goodwill related to the UMBRLA, People’s, and SilverStreak acquisitions during the fiscal third quarter of 2022.
Comparison of the Nine Months Ended September 30, 2022 and 2021
Revenues

During the nine months ended September 30, 2022, the Company generated revenue from continuing operations of $49.04 million composed of retail revenue of $31.82 million and cultivation/distribution revenue of $17.22 million. This compared to revenue from continuing operations of $24.98 for the nine months ended September 30, 2021 which included retail revenue of $11.26 million and cultivation/distribution revenue of $13.72 million. This was an increase of $24.06 million or 96.3% in revenue from continuing operations.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Retail revenue for the nine months ended September 30, 2022 dramatically outpaced the first nine months of the prior year by $20.56 million due to the retail assets acquired in the Company's 2021 acquisitions of UMBRLA, People's First Choice and SilverStreak Solutions. We operated five retail stores and a non-storefront delivery service in 2022 compared to prior year when the Company was operating four retail stores. On a comparable store basis, we saw a 7% decrease over the fiscal third quarter of 2021 for the one comparable stores, Blum Oakland. The increase in retail revenue was due to the newly acquired or opened retail locations as a result of the Company’s acquisition strategy in 2021 that have become fully operational during the current fiscal year.

Cultivation and distribution revenue for the nine months ended September 30, 2022 increased by $3.50 million as a result of the Company’s merger with UMBRLA, with its distribution network in California and Oregon. Despite the shutdown of third-party distribution operations during the fiscal third quarter of 2022, the additive distribution assets provided a net benefit of $2.66 million for the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021.
Gross Profit

The Company’s gross profit for the nine months ended September 30, 2022, was $14.64 million, compared to $3.24 million for the nine months ended September 30, 2021, an increase of $11.40 million or 351.4%. The Company’s gross margin was 29.8% compared with 13.0% for the nine months ended September 30, 2021. Retail operations drove most of this improvement as it saw year-over-year increases of $11.11 million and 9.2% points.
Selling, General & Administrative Expenses

The merger with UMBRLA and the acquisitions of People's First Choice and SilverStreak Solutions in 2021 led to more operations with additional facilities, employees, and costs to support them. Selling, general and administrative expenses for the nine months ended September 30, 2022, were $51.07 million, compared to $29.38 million for the nine months ended September 30, 2021, an increase of $21.70 million or 74%. For the nine months ended September 30, 2022, amortization and depreciation expenses increased by $7.31 million and facilities related expenses, such as rent, utilities, repairs and maintenance, security, and insurance, increased by $7.10 million over the nine months ended September 30, 2021. In addition, taxes, licensing and permitting increased by $2.70 million and advertising increased by $1.50 million over prior year as a direct result of larger operations from the acquisitions. Further, allowance for doubtful accounts increased by $2.89 million over prior year.
Operating Loss
The Company realized an operating loss from continuing operations of $202.01 million for the nine months ended September 30, 2022 compared to $26.13 million for the nine months ended September 30, 2021, an increase of $175.87 million or 673.0%. This was primarily driven by a $163.70 million intangible asset and goodwill impairment charge related to the UMBRLA, People's, and SilverStreak acquisitions.
Other Income (Expense)

Other income for the nine months ended September 30, 2022 was $0.15 million, compared to the $(0.90) million expense recognized in the nine months ended September 30, 2021, an increase of $1.05 million. This increase in other income was attributed to a loss on extinguishment of debt of $5.98 million as a result of the amendment of the 7.5% Senior Convertible Promissory Notes and a gain on investments of $5.34 million from the sale of Hydrofarm Holdings Group, Inc. ("Hydrofarm") in the prior year.
Discontinued Operations

Net income from discontinued operations was $4.05 million for the nine months ended September 30, 2022 compared to $4.90 million for the comparative prior period. The decrease of $0.85 million over the nine months ended September 30, 2021 was primarily due to the disposal of the Dyer Property and the NuLeaf operations during fiscal year 2022.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Net Loss Attributable to Unrivaled Brands, Inc.

Total net loss attributable to Unrivaled Brands, Inc. was $192.50 million, or $(0.33) per share, for the nine months ended September 30, 2022, an increase of $0.26 per share compared to total net loss of $21.53 million, or $(0.07) per share, for the nine months ended September 30, 2021. The dramatic increase in net loss was primarily attributable to an impairment charge of $163.70 million on intangible assets and goodwill relating to the UMBRLA, People’s, and SilverStreak acquisitions during nine months ended September 30, 2022.
Non-GAAP Reconciliations

Non-GAAP earnings is a supplemental measure of our performance that is neither required by, nor presented in accordance with, U.S. generally accepted accounting principles (“US GAAP”). Non-GAAP earnings is not a measurement of the Company's financial performance under US GAAP and should not be considered as alternative to net income, operating income, or any other performance measures derived in accordance with US GAAP, or as alternative to cash flows from operating activities as a measure of the Company's liquidity. In addition, in evaluating non-GAAP earnings, you should be aware that in the future the Company will incur expenses or charges such as those added back to calculate non-GAAP earnings. The Company's presentation of non-GAAP earnings should not be construed as an inference that its future results will be unaffected by unusual or nonrecurring items.

Non-GAAP earnings has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of the Company's results as reported under US GAAP. Some of these limitations are (i) it does not reflect the Company's cash expenditures, or future requirements for capital expenditures or contractual commitments, (ii) it does not reflect changes in, or cash requirements for, the Company's working capital needs, (iii) it does not reflect interest expense, or the cash requirements necessary to service interest or principal payments, on the Company's debt, (iv) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and non-GAAP earnings does not reflect any cash requirements for such replacements, (v) it does not adjust for all non-cash income or expense items that are reflected in the Company's statements of cash flows, and (vi) other companies in our industry may calculate this measure differently than we do, limiting its usefulness as comparative measures.

The Company compensates for these limitations by providing specific information regarding the US GAAP amounts excluded from such non-GAAP financial measures. The Company further compensates for the limitations in our use of non-GAAP financial measures by presenting comparable US GAAP measures more prominently.

The Company believes that non-GAAP earnings facilitates operating performance comparisons from period to period by isolating the effects of some items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies. These potential differences may be caused by variations in capital structures (affecting interest expense) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense). The Company also presents non-GAAP earnings because (i) it believes that this measure is frequently used by securities analysts, investors and other interested parties to evaluate companies in the Company's industry, (ii) the Company believes that investors will find these measures useful in assessing the Company's ability to service or incur indebtedness, and (iii) the Company uses non-GAAP earnings internally as benchmark to compare its performance to that of its competitors.

In the presentation of the financial results below, the Company reconciles Non-GAAP Adjusted EBITDA Income (Loss) with net loss attributable to continuing operations, the most directly comparable GAAP measure. Management believes that this presentation may be more meaningful in analyzing our income generation.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

On a non-GAAP basis, the Company recorded Non-GAAP Adjusted EBITDA Loss of $5.66 million for the three months ended September 30, 2022 compared to $1.67 million for the three months ended September 30, 2021. For the nine months ended September 30, 2022, the Company recorded Non-GAAP Adjusted EBITDA Loss of $10.06 million compared to $5.77 million for the nine months ended September 30, 2021. The details of those expenses and non-GAAP reconciliation of these non-cash items are set forth below:

	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Loss Attributable to Unrivaled Brands, Inc.	$(119,906)	$(5,347)	$(192,498)	$(21,530)
Non-GAAP Adjustments:
Amortization of Intangible Assets	2,361	1,124	7,126	1,500
Depreciation Expense	921	480	2,839	1,140
Stock-Based Compensation Expense	544	1,685	4,412	2,884
Impairment of Assets	107,972	—	163,698	—
Interest Expense	384	515	2,594	627
Severance Expense for Series A Share Repurchases	42	63	913	9,053
Gain on Sale of Investments	—	—	—	(5,337)
Unrealized Loss (Gain) on Investments	493	—	(470)	—
Loss on Disposal of Assets	1,529	—	1,872	—
Gain for Debt Forgiveness	—	—	—	(86)
Loss (Gain) on Extinguishment of Debt	—	(185)	(542)	5,976

Non-GAAP Adjusted EBITDA Loss	$(5,660)	$(1,665)	$(10,056)	$(5,773)
LIQUIDITY AND CAPITAL RESOURCES

We incurred net losses for the three and nine months ended September 30, 2022 and 2021 and have an accumulated deficit of $443.62 million and $250.02 million at September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, we had a working capital deficit of $67.33 million, including $1.99 million of cash compared to a working capital deficit of $62.44 million, including $6.89 million of cash, as of December 31, 2021. Current assets were approximately 0.10 times current liabilities as of September 30, 2022, compared to approximately 0.29 times current liabilities as of December 31, 2021.
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

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the end of 2022. However, we continue to evaluate various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations, or if we are able to raise capital, that such capital will be available to us on acceptable terms, on an acceptable schedule, or at all.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2022 was $6.52 million, compared to $17.00 million for the nine months ended September 30, 2021, a decrease of $10.48 million, or 61.7%. The decrease in cash used in operating activities was primarily due to a slowdown in cash payments of payables and accrued expenses due to the lack of capital during the current year. For fiscal year 2022, management is focused on its turnaround plan to stabilize operations to put the Company on a path to profitability. We took decisive action to preserve operating cash flow by reducing cash burn, prioritizing payments, renegotiating vendor agreements and closing underperforming business units. Management expects to see improvements in cash flow from operating activities in the fiscal fourth quarter of 2022 as the Company continues to execute its strategic restructuring.
Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2022 was $19.41 million, compared to cash provided by investing activities of $28.85 million for the nine months ended September 30, 2021, a decrease of $9.44 million, or 32.7%. The decrease in cash provided by investing activities was primarily due to a $15.00 million repayment of notes receivable and $39.38 million proceeds from the sale of the Company’s Hydrofarm investment in the prior period versus no comparable transactions in the current year. This was partially offset by an increase of $12.36 million in cash received from the sale of discontinued operations during fiscal 2022, specifically the Dyer property, the Reno dispensary and the NuLeaf joint venture.
Financing Activities

Cash used in financing activities for the nine months ended September 30, 2022 was $17.35 million, compared to $2.04 million provided by financing activities for the nine months ended September 30, 2021, a decrease of $19.39 million, or 948.7%. The decrease in cash provided by financing activities for the nine months ended September 30, 2022 was primarily due to $21.72 million of principal repayments of debt made during the current period.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section discusses our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described in “Note 2 – Summary of Significant Accounting Policies” of the notes to unaudited consolidated financial statements included in this Form 10-Q.
DISCLOSURE ABOUT OFF-BALANCE SHEET ARRANGEMENTS
The Company does not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
This item is omitted as it is not required for a smaller reporting company.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES.
Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective to a reasonable level as of September 30, 2022.
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

Changes in Internal Control Over Financial Reporting

We regularly assess the adequacy of our internal controls over financial reporting and enhance our controls in response to internal control assessments and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The accompanying notes are an integral part of the unaudited consolidated financial statements.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. See “Note 19 – Commitments and Contingencies” and “Note 20 – Subsequent Events" for further information about legal activity.
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

At least annually, or whenever events or circumstances arise indicating impairment may exist, we review goodwill for impairment as required by generally accepted accounting principles in the United States. Long-lived assets other than goodwill and indefinite-lived intangible assets, held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During the nine months ended September 30, 2022, the Company recorded an impairment charge of $163.70 million for intangible assets and goodwill.

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

ITEM 4. MINE SAFETY DISCLOSURES.
None.
ITEM 5. OTHER INFORMATION.
None.
The accompanying notes are an integral part of the unaudited consolidated financial statements.

ITEM 6. EXHIBITS.

Exhibit	Description

2.1	Agreement and Plan of Merger, dated March 2, 2021
2.2	Name Change Agreement and Plan of Merger, dated as of June 30, 2021, by and between Terra Tech Corp. and Unrivaled Brands, Inc.
2.3	Membership Interest Purchase Agreement, dated as of July 1, 2021, by and among the Company and Nicholas Kovacevich and Dallas Imbimbo.
2.4	Membership Interest Purchase Agreement, dated August 15, 2021.
2.5	Membership Interest Purchase Agreement, dated as of November 17, 2021.
2.6	Membership Interest Purchase Agreement, dated November 22, 2021.
2.7	Certificate of Withdrawal of Certificate of Designation of Series A Preferred Stock
2.8	Certificate of Withdrawal of Certificate of Designation of Series B Preferred Stock
2.9	Articles of Merger, filed with the Nevada Secretary of State on July 1, 2021.
2.10	Name Change Articles of Merger, filed with the Nevada Secretary of State on July 1, 2021.
2.11	Articles of Incorporation.
2.12	Certificate of Amendment.
2.13	Certificate of Change.
2.14	Certificate of Amendment.
2.12	Second Amended and Restated Bylaws.
3.1	Reference is made to Exhibits 2.7 through 2.12.
4.1	Form of Amendment No. 1 to 7.5% Senior Convertible Promissory Note.
4.2	Form of Amendment No. 2 to 7.5% Senior Convertible Promissory Note, dated January 11, 2021.
4.3	Form of Amendment No. 3 to 7.5% Senior Convertible Promissory Note.
4.4	Form of Common Stock Purchase Warrant
4.5	Form of 3.0% Senior Convertible Promissory Note.
4.6	Form of Common Stock Purchase Warrant (“A Warrant”).
4.7	Form of Common Stock Purchase Warrant (“B Warrant”).
4.8	Form of Straight Promissory Note (“6-Month Note”).
4.9	Form of Straight Promissory Note (“12-Month Note”).
4.10	Common Stock Purchase Warrant
4.11	Form of Senior Secured Promissory Note.
4.12	Secured Promissory Note, dated November 22, 2021.
10.1	Engagement Letter between the Company and Adnant, LLC, dated August 12, 2022.
31.1	Certification of Sabas Carrillo, Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Patty Chan, Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Sabas Carrillo, Interim Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. **
32.2	Certification of Patty Chan, Interim Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. **
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flow, (iv) Consolidated Statements of Stockholders Equity, and (v) Notes to Unaudited Consolidated Financial Statements.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*
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

UNRIVALED BRANDS, INC.

Date: November 14, 2022	By:	/s/ Patty Chan
Patty Chan
Interim Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)
The accompanying notes are an integral part of the unaudited consolidated financial statements.