Form 10-K
period 2022-12-31
Unrivaled Brands, Inc.
filed 2023-04-10
CIK 1451512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-54258

UNRIVALED BRANDS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-3062661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3242 S. Halladay Street, Suite 202
Santa Ana, California 92705
(Address of principal executive offices) (Zip Code)
888-909-5564
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	UNRV	OTCQB
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates (based on the closing sale price of the registrant’s Common Stock on the OTC Market Group Inc.’s OTCQX tier, and for the purpose of this computation only, on the assumption that all of the Registrant’s directors and officers are affiliates), was $40,934,513.
As of April 3, 2023, there were 693,386,374 shares outstanding, 80,881,817 shares of common stock issuable upon the exercise of all our outstanding warrants and 52,821,099 shares of common stock issuable upon the exercise of all vested options.
Documents Incorporated by Reference:
None

UNRIVALED BRANDS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2022

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

PART I
ITEM 1. BUSINESS
References in this document to “we”, “us”, “our”, “the Company”, or “Unrivaled” are intended to mean Unrivaled Brands, Inc., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis. Effective July 7, 2021, the Company changed its corporate name from “Terra Tech Corp.” to “Unrivaled Brands, Inc.” in connection with the Company’s acquisition of UMBRLA, Inc.
Company Overview
Unrivaled Brands, Inc. is a holding company with the following subsidiaries:
•121 North Fourth Street, LLC, a Nevada limited liability company (“121 North Fourth”);
•620 Dyer LLC, a California corporation (“Dyer”);
•1815 Carnegie LLC, a California limited liability company (“Carnegie”);
•Black Oak Gallery, a California corporation (“Black Oak” or “Blüm Oakland”);
•Blüm San Leandro, a California corporation (“Blüm San Leandro”);
•Halladay Holding, LLC, a California limited liability company (“Halladay”);
•MediFarm, LLC, a Nevada limited liability company (“MediFarm”);
•MediFarm I, LLC, a Nevada limited liability company (“MediFarm I”);
•OneQor Technologies, Inc., a Delaware corporation (“OneQor”);
•People's First Choice, LLC, a California limited liability company (“People's”); and
•UMBRLA, Inc., a Nevada corporation (“UMBRLA”).

Our corporate headquarters is located at 3242 S. Halladay Street, Suite 202, Santa Ana, California 92705 and our telephone number is (888) 909-5564. Our website addresses are as follows: www.unrivaledbrands.com, www.letsblum.com, www.peoplesoc.com and www.thespotforyou.com. We have included our website addresses in this Annual Report solely as an inactive textual references. No information available on or through our websites shall be deemed to be incorporated into this Annual Report on Form 10-K. Our common stock, par value $0.001 (the “Common Stock”), is quoted on the OTC Markets Group, Inc.’s OTCQB tier under the symbol “UNRV.”  Our Annual Reports on Form 10-K,  Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Exchange Act may be accessed through the SEC’s Interactive Data Electronic Applications system at https://www.sec.gov.
Our Business

Unrivaled Brands, Inc. is a cannabis company with retail, production, and cultivation operations throughout California, with an emphasis on providing the highest quality of medical and adult use cannabis products. The Company is home to Korova, a brand of high potency products across multiple product categories, currently available in California, Oregon, Arizona, and Oklahoma. The Company operates four cannabis dispensaries in California: People’s in Santa Ana, The Spot in Santa Ana, Blüm in Oakland, and Blüm in San Leandro.
Our Operations
We are organized into two reportable segments:
•Cannabis Retail – Includes cannabis-focused retail, both physical stores and non-store front delivery
•Cannabis Cultivation and Distribution – Includes cannabis cultivation, production, and distribution operations
Either independently or in conjunction with third parties, we operate medical marijuana retail and adult use dispensaries and cultivation and production facilities in California.
Human Capital
As of December 31, 2022, we had approximately 170 employees. Our employees are the heart of our Company. In a rapidly evolving industry, it is imperative that we attract, develop and retain top talent on an ongoing basis. To do this, we seek to make Unrivaled Brands an inclusive, diverse and safe workplace, with meaningful compensation and opportunities for career growth.

Recent Developments
Refer to “Fiscal Year 2022 Highlights” in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.
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
Marijuana Industry Overview

As of December 2022, there are a total of 38 states, plus the District of Columbia, that have passed legislation related to medicinal cannabis. Of these states, 21, plus the District of Columbia, have legalized recreational cannabis. These state laws are in direct conflict with the United States Federal Controlled Substances Act (21 U.S.C. § 811) (“CSA”). The CSA classifies cannabis as a Schedule I controlled substance, which is viewed as having a high potential for abuse and has no currently-acceptable use for medical treatment.

Although the possession, cultivation, and distribution of cannabis for medical and adult use is permitted in California, Oregon, and Nevada, cannabis is illegal under federal law. We believe we operate our business in compliance with applicable state laws and regulations. Any changes in federal, state or local law enforcement regarding cannabis may affect our ability to operate our business. Strict enforcement of federal law regarding cannabis would likely result in the inability to proceed with our business plans, could expose us to potential criminal liability, and could subject our properties to civil forfeiture. Any changes in banking, insurance or other business services may also affect our ability to operate our business.
Our Marijuana Dispensaries, Cultivation and Manufacturing Operations
Black Oak Gallery/Blüm Oakland
On April 1, 2016, we acquired Black Oak Gallery, which operates a medical and adult use marijuana dispensary in Oakland, California under the name “Blüm”. Blüm opened its retail storefront in Oakland, California in November 2012.
Blüm Oakland sells a combination of our own cultivated products as well as high quality name-brand products from outside suppliers. In addition to multiple grades of medical and adult use marijuana, Blüm sells edibles, which include cannabis-infused baked goods, chocolates, and candies; cannabis-infused topical products, such as lotions, massage oils and balms; clones of marijuana plants; and numerous kinds of cannabis concentrates, such as hash, shatter and wax. Blüm Oakland’s location consists of a retail dispensary storefront, a distribution area and a gated 20-car capacity parking lot with armed security.
Blüm San Leandro
We incorporated Blüm San Leandro on October 14, 2016, which is a medical and adult use marijuana dispensary and delivery service in San Leandro, California originally operating under the name “Silverstreak”. Blüm San Leandro has received the necessary governmental approvals and permitting to operate a medical and adult use marijuana dispensary and as well as a distribution facility in San Leandro, California. The San Leandro dispensary opened on January 11, 2019. In June 2022, the San Leandro dispensary was temporarily closed and reopened in December 2022 under the name “Blüm”.

People's
On November 22, 2021, the Company acquired People’s First Choice, which owns and operates one of the most successful dispensaries in Orange County, California, regularly servicing upwards of 1,000 customers each day. The Company has entered into agreements to acquire and operate additional People's dispensaries in Riverside, California and Costa Mesa, California.
UMBRLA
On July 1, 2021, the Company acquired UMBRLA, Inc. which operated The Spot dispensary in Santa Ana, California and owned the Korova brand intellectual property.
Oregon Operations
The Company owned 50% of the equity interests in Psychonaut Oregon, LLC (“Psychonau”) which conducts cannabis cultivation activities in Oregon including the Company's brands (Korova, Cabana, Sticks). On December 28, 2022, the Company sold its equity interests in Psychonaut and no longer has cultivation operations in Oregon as of December 31, 2022.
As a result of the acquisition of UMBRLA in July 2021, the Company acquired a distribution facility in Portland, Oregon known as LTRMN, Inc. (“LTRMN”). On December 28, 2022, the Company sold all of its equity interests in LTRMN and no longer has distribution operations in Oregon as of December 31, 2022.
Oakland Cultivation
We lease 13,000 square feet of industrial space on over 30,000 square feet of land in Oakland’s industrial corridor where we operate a cannabis cultivation facility.
Silverstreak
On October 5, 2021, the Company acquired Silverstreak Solutions Inc. (“Silverstreak”), a cannabis delivery service based in Sacramento, California. During fiscal year 2022, the Company suspended its retail and delivery operations at Silverstreak. In November 2022, the Company received confirmation for the legal dissolution of Silverstreak.
NuLeaf
On October 26, 2017, the Company entered into joint venture agreements with NuLeaf Sparks Cultivation, LLC and NuLeaf Reno Production, LLC (collectively, “NuLeaf”) to build and operate cultivation and production facilities for our brand of cannabis products in Nevada. The agreements were subject to approval by the State of Nevada, the City of Sparks and the City of Reno in Nevada. Under the terms of the agreements, the Company remitted to NuLeaf an upfront investment of $4.50 million in the form of convertible loans bearing an interest rate of 6.0% per annum. The Company received all required permits and licenses from the State of Nevada and local authorities in 2018. As a result, the notes receivable balance was converted into a 50.0% ownership interest in Nuleaf. See “Note 17 - Variable Interest Entity Arrangements” in the Consolidated Financial Statements. In April 2022, the Company completed the sale of its 50.0% membership interests in NuLeaf.
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
•Our business may be adversely affected by a pandemic, epidemic, or outbreak of an infectious disease, such as the ongoing coronavirus pandemic and the emergence of additional variants.
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
•We are dependent on the popularity of consumer acceptance of our product lines.
•A drop in the retail and/or wholesale prices of medical and adult use marijuana products may negatively impact our business.
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
•Disruptions to cultivation, manufacturing and distribution of cannabis in California may negatively affect our access to products for sale at our dispensaries.
•High tax rates on cannabis and compliance costs in California may limit our customer base.
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
•We may suffer from Unfavorable Publicity or Consumer Perception.
•Our independent registered public accounting firm's report for the year ended December 31, 2022 is qualified as to our ability to continue as a going concern.
•The Company has identified material weaknesses in its internal control over financial reporting and may identify additional material weaknesses in the future that may cause them to fail to meet its reporting obligations or result in material misstatements of its financial statements. If the Company fails to remediate any material weaknesses or if the Company fails to establish and maintain effective control over financial reporting, its ability to accurately and timely report its financial results could be adversely affected.
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
We have incurred significant losses in prior periods, and losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due and on our cash flow
We have incurred significant losses in prior periods. For the year ended December 31, 2022, we incurred a net loss of $188.93 million and, as of that date, we had an accumulated deficit of $440.05 million. For the year ended December 31, 2021, we incurred a net loss of $31.27 million and, as of that date, we had an accumulated deficit of $250.02 million. Any losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flow.
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

As of December 31, 2022, we had $1.20 million of cash and cash equivalents. We maintain our cash and cash equivalents with high quality, accredited financial institutions. However, some of these accounts at times exceed federally insured limits, and, while we believe that we are not exposed to significant credit risk due to the financial strength of these depository institutions or investments, the failure or collapse of one or more of these depository institutions or default on these investments could materially adversely affect our ability to recover these assets and/or materially harm our financial condition.
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
The industries in which we operate in general are subject to intense and increasing competition from other companies as well as from the illicit market. Some of our competitors may have greater capital resources, facilities, and diversity of product lines, which may enable them to compete more effectively in this market. Our competitors may devote their resources to developing and marketing products that will directly compete with our product lines. Illicit market participants divert customers away through product offerings, price point, anonymity and convenience. Due to this competition, there is no assurance that we will not encounter difficulties in obtaining revenues and market share or in the positioning of our products. Additionally, as the number of available licenses increase in the markets in which we operate, additional competition and increased product availability may result in competitors undercutting our prices. From time to time, we may need to reduce our prices in response to competitive and customer pressures and to maintain our market share, which could materially reduce our revenues. There are no assurances that competition in our respective industries will not lead to reduced prices for our products. If we are unable to successfully compete with existing companies and new entrants to the market, this will have a negative impact on our business and financial condition.

Our business may be adversely affected by a pandemic, epidemic, or outbreak of an infectious disease, such as the ongoing coronavirus pandemic and the emergence of additional variants.

Our business could be adversely affected by health epidemics in regions where we have retail facilities or other business activities and could cause significant disruption in the operations of third parties upon whom we rely. For example, the ongoing coronavirus (COVID-19) pandemic continues to have unpredictable impacts on global societies, economies, financial markets, and business practices around the world. The extent to which the ongoing coronavirus pandemic may impact our business, results of operations, and future growth prospects will depend on a variety of factors and future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope, and severity of the pandemic, particularly as virus variants continue to spread. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. The outbreak and any preventative or protective actions that governments or we may take in respect of any epidemic may result in a period of business disruption and reduced operations. There may be interruptions to our supply chain due to the inability of manufacturers to continue normal business operations and to ship products. In addition, a significant outbreak of an infectious disease could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations. We are currently working to enhance our business continuity plans to include measures to protect our employees in the event of infection in our corporate offices, or in response to potential mandatory quarantines.
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
Our business, financial condition, results of operations, and cash flow may in the future be negatively impacted by challenging global economic conditions, including negative impacts from continued inflation.

Future disruptions and volatility in global financial markets and declining consumer and business confidence could lead to decreased levels of consumer spending. These macroeconomic developments could negatively impact our business, which depends on the general economic environment and levels of consumer spending. As a result, we may not be able to maintain our existing customers or attract new customers, or we may be forced to reduce the price of our products. Additionally, continued upward rate of inflation could negatively impact any future profits that we might generate from our business. When the rate of inflation rises, the operational costs of running our Company also increases, such as labor costs, raw materials, and public utilities, thus affecting our ability to provide our products at competitive prices. An increase in the rate of inflation could force our customers to search for other products, causing us to lose business and revenue. We are unable to predict the likelihood of the occurrence, duration, or severity of such disruptions in the credit and financial markets and adverse global economic conditions. Any general or market-specific economic downturn could have a material adverse effect on our business, financial condition, results of operations, and cash flow.

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
Currently, the CSA prohibits the manufacture, distribution, dispensation, and possession of cannabis. Unless Congress amends the CSA to alter the Schedule I status of cannabis, for which there can be no assurance, federal authorities may enforce current federal law, and we may be deemed to be producing, cultivating, or dispensing marijuana in violation of federal law. Active enforcement of the current federal regulatory position on cannabis may therefore indirectly and adversely affect our revenues and profits. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain.
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
Individual state and local laws do not always conform to the federal standard or to other states’ laws. A number of states have decriminalized marijuana to varying degrees, other states have created exemptions specifically for medical cannabis, and several have both decriminalization and medical laws. As of December 2022, 21 states and the District of Columbia have legalized the recreational use of cannabis. Variations exist among states that have legalized, decriminalized, or created medical marijuana exemptions. For example, certain states have limits on the number of marijuana plants that can be homegrown. In most states, the cultivation of marijuana for personal use continues to be prohibited except for those states that allow small-scale cultivation by the individual in possession of medical marijuana needing care or that person’s caregiver. Active enforcement of state laws that prohibit personal cultivation of marijuana may indirectly and adversely affect our business and our revenue and profits.
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
The States of California impose excise tax on products sold at licensed cannabis dispensaries. Local jurisdictions typically impose additional taxes on cannabis products. In addition, we incur significant costs complying with state and local laws and regulations. As a result, products sold at our dispensaries will likely cost more than similar products sold by unlicensed vendors and we may lose market share to those vendors.
Federal income tax reform could have unforeseen effects on our financial condition and results of operations.
The Tax Cuts and Jobs Act, or the Tax Act, was enacted on December 22, 2017, and contains many changes to U.S. federal tax laws. The Tax Act requires complex computations that were not previously provided for under U.S. tax law and significantly revised the U.S. tax code by, among other changes, lowering the corporate income tax rate from 35% to 21%, requiring a one-time transition tax on accumulated foreign earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings. As of December 31, 2022, the Company has completed its accounting for the tax effects of the 2017 Tax Act. However, additional guidance may be issued by the Internal Revenue Service, the Department of the Treasury, or other governing body that may significantly differ from our interpretation of the law, which may result in a material adverse effect on our business, cash flow, results of operations or financial conditions.

Inadequate funding for the DOJ and other government agencies could hinder their ability to perform normal business functions on which the operation of our business may rely, which could negatively impact our business.
In an effort to provide guidance to federal law enforcement, the DOJ has issued Guidance Regarding Marijuana Enforcement to all United States Attorneys in a memorandum from Deputy Attorney General David Ogden on October 19, 2009, in a memorandum from Deputy Attorney General James Cole on June 29, 2011, in a memorandum from Deputy Attorney General James Cole on August 29, 2013, and in a memorandum from Attorney General Jefferson Sessions on January 4, 2018. Each memorandum provides that the DOJ is committed to the enforcement of the CSA but, the DOJ is also committed to using its limited investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way.
The DOJ has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but has relied on state and local law enforcement to address marijuana activity. In the event the DOJ reverses its stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our business and our revenue and profits. Furthermore, H.R. 83, enacted by Congress on December 16, 2014, provides that none of the funds made available to the DOJ pursuant to the 2015 Consolidated and Further Continuing Appropriations Act may be used to prevent certain states, including California, from implementing their own laws that authorized the use, distribution, possession, or cultivation of medical marijuana. If a prolonged government shutdown occurs, it could enable the DOJ to enforce the CSA in states that have laws legalizing medical marijuana.
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
Employees in our Blüm Oakland and Blüm San Leandro facilities are unionized. We could face an increased risk of work stoppages and higher labor costs wherever labor is organized. If additional employees at our dispensaries, production or cultivation facilities were to unionize, our relationship with our employees could be adversely affected. Accordingly, unionization of our employees could have a material adverse impact on our operating costs and financial condition and could force us to raise prices on our products or curtail operations.
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

Our independent registered public accounting firm's report for the year ended December 31, 2022 is qualified as to our ability to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in our audited annual financial statements as of and for the year ended December 31, 2022, our independent registered public accounting firm included a note to our financial statements regarding concerns about our ability to continue as a going concern. Recurring losses from operations raise substantial doubt about our ability to continue as a going concern. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

The Company has identified material weaknesses in its internal control over financial reporting and may identify additional material weaknesses in the future that may cause us to fail to meet the reporting obligations or result in material misstatements of our financial statements. If the Company fails to remediate any material weaknesses or if the Company fails to establish and maintain effective control over financial reporting, its ability to accurately and timely report its financial results could be adversely affected.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. The Company has identified material weaknesses pertaining to its primary user access controls and review of transactions and account reconciliations. The Company plans to implement measures designed to improve our internal control over financial reporting to remediate such material weaknesses, which will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.

If management is unable to further implement and maintain effective internal control over financial reporting or disclosure controls and procedures, the Company’s ability to record, process and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which could subject it to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in the financial statements and adversely impact the stock price. If the Company is unable to assert that its internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of the financial reports, the market price of the shares could be adversely affected and the Company could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

Furthermore, the Company cannot assure you that the measures it has taken to date, and actions it may take in the future, will be sufficient to remediate the control deficiencies that led to the material weakness in its internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. The current controls and any new controls that management develops may become inadequate because of changes in conditions in the business. Further, weaknesses in the disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm the Company’s operating results or cause the Company to fail to meet its reporting obligations and may result in a restatement of the financial statements for prior periods.
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

Our voting control is concentrated.

Our Chief Executive Officer controls a significant amount of the voting power of our capital stock due to (i) his ownership of approximately 7% of the outstanding Common Stock, (ii) his ownership of approximately 25% of the Company’s outstanding Series V Preferred Stock, which vote in a number equal to two times the number of shares of the Common Stock into which such shares of Series V Preferred Stock are then convertible, and (iii) the fact that he has voting power over an additional approximately 75% of the Series V Preferred Stock owned by others due to such other owners executing Voting Agreements which provide Mr. Carrillo with their voting rights with respect to the Series V Preferred Stock owned by them. As a result, Mr. Carrillo potentially has the ability to control the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any arrangement or sale of all or substantially all of our assets. Certain other of our executive officers own, in the aggregate, approximately 1% of the outstanding shares of Common Stock and approximately 15% of the outstanding shares of Series V Preferred Stock.

This concentrated control could delay, defer, or prevent a change of control, arrangement, or merger involving sale of all or substantially all of our assets that our other stockholders may support. Conversely, this concentrated control could allow Mr. Carrillo and certain of our other executive officers to consummate such a transaction our other stockholders do not support.
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

Our Articles of Incorporation authorize the issuance of up to 990,000,000 shares of Common Stock and 50,000,000 shares of preferred stock, with a par value of $0.001 per share. As of April 3, 2023, we had 693,386,374 shares of Common Stock outstanding, 14,071,431 shares of Series V Preferred Stock outstanding, and no shares of Series N Preferred Stock outstanding. We may issue additional shares of Common Stock or preferred stock in the future in connection with a financing or an acquisition. Such issuances may not require the approval of our stockholders. In addition, certain of our outstanding rights to purchase additional shares of Common Stock or securities convertible into our Common Stock are subject to full-ratchet anti-dilution protection, which could result in the right to purchase significantly more shares of Common Stock being issued or a reduction in the purchase price for any such shares or both. Any issuance of additional shares of our Common Stock, or equity securities convertible into our Common Stock, including but not limited to, preferred stock, warrants, and options, will dilute the percentage ownership interest of all stockholders, may dilute the book value per share of our Common Stock, and may negatively impact the market price of our Common Stock.
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

The effect of Nevada’s business combination law is potentially to discourage parties interested in taking control of us from doing so if they cannot obtain the approval of our board of directors. Both of these provisions could limit the price investors would be willing to pay in the future for shares of our Common Stock.
Because we do not intend to pay any cash dividends on our Common Stock, our stockholders will not be able to receive a return on their shares unless they sell them.
We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Declaring and paying future dividends, if any, will be determined by our board of directors, based upon earnings, financial condition, capital resources, capital requirements, restrictions in our Articles of Incorporation, contractual restrictions, and such other factors as our board of directors deems relevant. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.
Failure to execute our strategies could result in impairment of goodwill or other intangible assets, which may negatively impact profitability.
As of December 31, 2022, we had goodwill of $3.59 million and other intangible assets of $2.86 million, which represented 16% of our total assets. As of December 31, 2021, we have goodwill of $48.13 million and other intangible assets of $129.64 million, which represented 65% of our total assets. We evaluate goodwill for impairment on an annual basis or more frequently if impairment indicators are present based upon the fair value of each reporting unit. We assess the impairment of other intangible assets on an annual basis, or more frequently if impairment indicators are present, based upon the expected future cash flows of the respective assets. These valuations include management’s estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures, and other assumptions. Significant negative industry or economic trends, disruptions to our business, inability to achieve sales projections or cost savings, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations. If the estimated fair value of our reporting units changes in future periods, we may be required to record an impairment charge related to goodwill or other intangible assets, which would reduce earnings in such period.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
A summary of the offices and properties that we lease or own are presented in the table below. Each of our facilities is considered to be in good condition, adequate for its purpose, and suitably utilized according to the individual nature and requirements of the relevant operations.

Purpose	Location	Own or Lease	Base Monthly Rent	Lease Begin Date	Lease End Date

Cultivation Facility	Oakland, CA	Lease	$26,225	1/1/2017	12/31/2024
Dispensary (Blüm Oakland)/Distribution Facility	Oakland, CA	Lease	$33,404	5/1/2016	3/31/2026
Dispensary (Blüm San Leandro)	San Leandro, CA	Lease	$27,823	1/1/2017	12/31/2024
Dispensary (People's OC)	Santa Ana, CA	Lease	$54,445	4/1/2018	3/31/2025
Dispensary (People's Riverside)	Riverside, CA	Lease	$25,750	9/1/2020	8/31/2027
Dispensary (People's Costa Mesa)	Costa Mesa, CA	Lease	$50,000	7/6/2021	7/5/2036
Dispensary - DTLA	Los Angeles, CA	Lease	$58,880	11/01/2019	10/31/2026
Corporate Headquarters and Dispensary (The Spot)	Santa Ana, CA	Own

ITEM 3. LEGAL PROCEEDINGS
See "Note 23 – Litigation and Claims” and "Note 24 – Subsequent Events”of the Notes to Consolidated Financial Statements in Part II of this Annual Report on Form 10-K, which is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Common Stock is quoted on the OTC Markets Group, Inc.’s OTCQB tier under the symbol “UNRV.” On March 31, 2023, the closing bid price on the OTC Markets Group, Inc.’s OTCQB tier for our Common Stock was $0.0198.
Holders
As of April 3, 2023, there were 693,386,374 shares of Common Stock issued and outstanding (excluding shares of Common Stock issuable upon conversion of all of our warrants and options) held by approximately 263 stockholders of record.
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
Securities Authorized for Issuance Under Equity Compensation Plans
On January 12, 2016, we adopted the 2016 Equity Incentive Plan (the “Plan”), and our stockholders approved the Plan at our annual meeting of stockholders that was held on September 26, 2016. Pursuant to the terms of the Plan, the maximum number of shares of Common Stock available for the grant of awards under the Plan shall not exceed 2,000,000. During the years ended December 31, 2016, 2017, and 2018, the Company granted ten-year options to directors, officers, and employees, pursuant to which such individuals are entitled to exercise options to purchase an aggregate of up to 130,000, 210,000, and 200,000 shares of Common Stock, respectively. The options have exercise prices of $2.54 to $5.04 per share, and generally vest quarterly over a three-year period.
On December 11, 2018, the Company’s board of directors approved the 2018 Equity Incentive Plan (the “Plan”). On June 20, 2019, the Company adopted the Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”), and our stockholders approved the Plan at our annual meeting of stockholders that was held September 23, 2019. Pursuant to the terms of the 2018 Plan, the maximum number of shares of Common Stock available for the grant of awards under the 2018 Plan shall not exceed 13,000,000 shares. On February 14, 2020, the board of directors approved an amendment (the “Plan Amendment”) to the Company’s Amended and Restated 2018 Equity Incentive Plan (the “Plan”) to increase the number of shares available for issuance thereunder by 28,980,000 shares of Common Stock for a total of 43,980,000 shares of Common Stock, plus the number of shares, not to exceed 2,000,000 shares, that may become available under the Company’s 2016 Equity Incentive Plan after termination of awards thereunder, subject to adjustment in accordance with the terms of the Plan. During the years ended December 31, 2022 and 2021, the Company granted ten-year options to directors, officers, and employees, pursuant to which such individuals are entitled to exercise options to purchase an aggregate of up to 58,980,000 and 25,010,000 shares of Common Stock, respectively. The options have exercise prices of $0.07 to $0.26 per share, and generally vest quarterly over a three-year period.
During the year ended December 31, 2018, the Company granted ten-year options to directors, officers, and employees, pursuant to which such individuals are entitled to exercise options to purchase an aggregate of up to 350,000 shares of Common Stock that were not subject to the 2016 Equity Plan or the 2018 Equity Plan. The options have exercise prices of $2.02 per share, and generally vest quarterly over a three-year period.

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
Recent Sales of Unregistered Securities
On February 28, 2022, the Company sold 25,000,000 shares for an aggregate sales price of $4.38 million to an unrelated party. The shares were restricted.
Equity Financing Facility
On September 17, 2021, the Company filed for a shelf registration renewal on Form S-3 with the SEC. Our existing registration statement was extended six months as the SEC reviewed our request. On February 12, 2022, the shelf registration was declared effective by the SEC. The registration statement will allow the Company to issue, from time to time at prices and on declared terms to be determined at or prior to the time of the offering, shares of our Common Stock, par value $0.001 per share, shares of our preferred stock, par value $0.001 per share (our “Preferred Stock”), debt securities, warrants, rights, or purchase contracts, either individually or in units, with a total value of up to $100.00 million.
ITEM 6. [RESERVED]

None.

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

COMPANY OVERVIEW

Our Business

The Company is a cannabis company with retail, production, distribution, and cultivation operations in California, with an emphasis on providing the highest quality of medical and adult use cannabis products. The Company is home to Korova, a brand of high potency products across multiple product categories, currently available in California, Oregon, Arizona, and Oklahoma. With the acquisition of People’s First Choice, the Company operates a premier cannabis dispensary in Orange County, California, regularly servicing upwards of 1,000 customers each day. The Company also owns dispensaries in California which operate as The Spot in Santa Ana, Blüm in Oakland, and Blüm in San Leandro. As of December 31, 2022, the Company had approximately 170 employees.

We are organized into two reportable segments:

• Cannabis Retail – Includes cannabis-focused retail, both physical stores and non-store front delivery
• Cannabis Cultivation and Distribution – Includes cannabis cultivation, production, and distribution operations

Either independently or in conjunction with third parties, we operate medical marijuana retail and adult use dispensaries, cultivation and production facilities in California.

Our corporate headquarters are located at 3242 S. Halladay St, Santa Ana, California 92705 and our telephone number is (888) 909-5564. Our website address is as follows: www.unrivaledbrands.com. No information available on or through our websites shall be deemed to be incorporated into this Form 10-Q. Our common stock, par value $0.001 (the “Common Stock”), is quoted on the OTC Markets Group, Inc’s OTCQB tier under the symbol “UNRV.”

Fiscal Year 2022 Highlights

In fiscal year 2022, the Company launched a 100-day turnaround plan and strategic restructuring to reduce costs, drive efficiency, and identify a path to profitable growth. Management has made concentrated efforts to optimize cashflow by eliminating non-core assets, streamlining on-going operations, and improving the Company’s balance sheet with an emphasis on improving key vendor relationships and reducing short and long-term debt.

Retail Operations

On June 18, 2022, the Company transferred 100% of the membership interests in the People’s dispensary in Los Angeles to the original license holder.

In June 2022, the Company temporarily closed Blüm San Leandro and began actively marketing the retail location for sale through the fiscal third quarter of 2022. In December 2022, a change to the plan of sale occurred and the Company reopened Blüm San Leandro. Accordingly, the assets were reclassified as held and used as of December 31, 2022. Refer to Note 5 of the Consolidated Financial Statements for additional details.

On December 28, 2022, the Company closed on a Management Services Agreement (the “MSA”) with Brick City Productions, Inc. (the “Operator”) to re-open and fully operate the Blum dispensary in San Leandro, including operations management, inventory management, labor administration, vendor relations, and customer service for a term of 12 months. The Operator is also providing the working capital of $0.40 million required to re-open the store. As consideration for such services, the Company will pay a management fee equal to 25% of the gross revenue less discounts, refunds and credits payable in shares of the Company’s common stock at the completion of the MSA. The Company will receive a monthly fee equal to 4% of the gross revenue of the San Leandro dispensary. In addition, the Operator will dedicate and use up to 50% of the San Leandro dispensary to sell the Company’s licensed products.

During the fiscal third quarter of 2022, the Company surrendered its retail and delivery licenses related to SilverStreak in Sacramento due to underperformance. In November 2022, the Company dissolved the legal entity related to SilverStreak and all liabilities and existing obligations were extinguished.

On December 30, 2022, the Company entered into binding letters of intent with each of Green Door Redding, LLC (“Cookies Redding”) and 510 Retail & Events, Inc. (“Cookies Oakland”) pursuant to which Unrivaled is purchasing an Option to Purchase each of the dispensaries and will also negotiate and enter into a Management Services Agreements to operate the respective dispensaries. The letters of intent provide the Company, for a period of 12 months, with an option to purchase each of Cookies Redding and Cookies Oakland on mutually agreeable terms. The Company paid an equivalent of $1.00 million and $0.50 million, respectively, for the Cookies Redding and Cookies Oakland option to purchase deposit in shares of the Company’s common stock (“Common Stock”) at the closing share price on December 30, 2022, which will be applied to the purchase price of each dispensary at the time of purchase if such purchase occurs.

Cultivation & Distribution Operations
During the fiscal third quarter of 2022, management concluded that it would no longer continue its cultivation operations at one of its cultivation facilities located in California and terminated its operations as of December 31, 2022.
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
NuLeaf Discontinued Operations
In April 2022, the Company completed the sale of its remaining fifty percent (50%) of the membership interests of NuLeaf Reno Production, LLC (“NuLeaf Reno”) and NuLeaf Sparks Cultivation, LLC (“NuLeaf Sparks”) with NuLeaf, Inc. (collectively, the "NuLeaf Operations") for aggregate consideration of $6.50 million in cash. Gross proceeds from the sale of the NuLeaf Operations were used to support ongoing operations and general corporate expenses.

Oregon Discontinued Operations

As part of its restructuring plan, management reevaluated its operations in the state of Oregon and determined it would divest the underperforming assets. On December 28, 2022, the Company entered into a Stock Purchase and Sale Agreement pursuant to which the Company sold all of its equity interests in LTRMN, Inc., which conducts cannabis distribution and wholesale activities in Oregon, to Buchanan Group, LLC and an unaffiliated third-party buyer, for an aggregate purchase price of $0.25 million. The purchase price was paid in the form of a secured promissory note at a rate of 8.0% per annum due and payable on the third anniversary of the date of issuance. However, upon a final and binding settlement of certain ongoing litigation that is approved by UMBRLA, the purchase price shall be automatically revised to be $0 and the promissory note shall be deemed paid and satisfied in-full.

On December 28, 2022, the Company entered into a Membership Interest Purchase and Sale Agreement pursuant to which the Company sold its 50% equity interests in Psychonaut Oregon, LLC (“Psychonaut”), to Joseph Gerlach for an aggregate purchase price of $1. Mr. Gerlach owns the other 50% of the equity interests in Psychonaut and is also the Company’s Chief Cultivation Officer.

Divestiture of Non-Core Assets
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

Private Financing Through Equity
On February 28, 2022, the Company sold 25,000,000 shares for an aggregate sales price of $4.35 million to Arthur Chan, an unrelated party. The shares were restricted.
In December 2022, the Company filed a Certificate of Designation of Rights, Privileges, Preferences, and Restrictions to establish a new class of preferred shares, the Series V Preferred Stock. The number of authorized shares of Series V Preferred Stock is 25,000,000 shares. Each share of Series V Preferred Stock is convertible into ten shares of Common Stock at any time from and after the first anniversary of the issuance date. Each share of Series V Preferred Stock will automatically be converted into ten fully paid and non-assessable shares of Common Stock on the second anniversary of the date on which the holder’s shares of Series V Preferred Stock were issued. The Series V Class of Preferred Stock have a one-year lock-up and have a two times voting right which automatically expires in two years. Purchasers agreed to enter into a voting agreement assigning their voting rights to Sabas Carrillo, the Company's Chief Executive Officer.
In January 2023, the Company completed a private placement transaction led by its new executive management team for total gross proceeds of $1.97 million. The Company issued (i) 14,071,431 shares of Series V Preferred Stock at $0.14 per share and (ii) 70,357,155 warrants to purchase up to 70,357,155 shares of Common Stock with an exercise price of $0.028.

Management Changes

On February 23, 2022 Eric Baum became Chairman of the board of directors for the Company, succeeding Nicholas Kovacevich. Mr. Kovacevich remains on the board of directors.

On March 10, 2022, the Company terminated the employment of Uri Kenig, the Company’s Chief Operating Officer, effective as of March 25, 2022.

On March 13, 2022, the Company terminated the employment of Francis Knuettel II, the Company’s Chief Executive Officer and Tiffany Davis, a director of the Company, was appointed as the Interim Chief Executive Officer of the Company.

On July 21, 2022, Tiffany Davis resigned as Interim Chief Executive Officer and as a member of the Company’s board of directors.

On August 12, 2022, the Company entered into an engagement letter with Adnant, LLC (“Adnant”) pursuant to which Adnant will provide executive level consulting and related business support and services related to the Company’s present and future challenges and opportunities. Specifically, Adnant will provide a team of restructuring focused executives that may include, but not be limited to, CEO support, chief restructuring officer, executive vice president of finance, financial planning and analysis professional, and/or legal consulting. Adnant is expected to work closely with the Company and its internal teams, existing management, existing consultants and advisors, lenders, attorneys, and other relevant parties in connection with the implementation of the strategies most appropriate to achieve the Company's objectives and as directed and authorized by the board of directors.

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

In accordance with ASC 350, “Intangibles—Goodwill and Other,” goodwill and indefinite-lived intangible assets are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. US GAAP requires that if an asset group was impaired, the impairment of long-lived assets should be completed and reflected in the carrying amount of the reporting unit prior to the goodwill impairment test. The Company conducts its annual impairment assessment on September 30. In fiscal year 2022, the Company recorded total impairment loss of $163.70 million detailed as follows:

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

During the nine months ended September 30, 2022, the Company recognized an impairment of $11.08 million and $5.89 million related to the intangible assets and goodwill acquired from SilverStreak Solutions in 2021 and Black Oak Gallery in 2016, respectively, as a result of current market conditions in California as market participants continue to compete with the illegal market.

Outlook

The Company engaged Adnant, LLC to provide management consulting, SEC financial reporting, and related business support and services. Key to the engagement, Unrivaled hired Sabas Carrillo as Interim CEO to implement an aggressive restructuring and turnaround strategy.

The Company will focus on its performing assets, particularly California retail assets. In particular, the Company intends to emphasize retail business fundamentals including a robust and diverse product offering, improving inventory and vendor management, effective marketing, and reinvigorating its Korova brand. The Company will continue to focus on reducing and streamlining its corporate overhead and “rightsizing” the Company. This outlook is based on several management assumptions that are largely outside the control of the Company. With a disciplined approach to retail performance, a management team with extensive cannabis industry, capital markets experience and deep relationships in the industry, and a commitment to investing in its team and specifically its company culture, the Company is encouraged that Unrivaled will emerge from its current restructuring efforts as an effective cannabis company. Management has assessed its productive and non-productive assets, specifically the assets related to the UMBRLA and Silverstreak transactions. These transactions resulted in the acquisition of several assets that have been underperforming and consequently, management spun-off, discontinued, and dissolve certain of those UMBRLA and Silverstreak assets, allowing the Company to focus on its core profitable assets without the significant overhead of operating those assets. Under new management, we will seek further opportunities to expand profitability maximize returns for its shareholders.

RESULTS OF OPERATIONS
The below table outlines the impact of reclassifying the operations of the NuLeaf operations, Nevada Dispensaries, Oregon Operations, OneQor, and Edible Garden to discontinued operations:

	(unaudited)
	Three Months Ended December 31,				Twelve Months Ended December 31,
($ in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

Revenue	$8,726	$20,480	$(11,754)	(57.0)%	$52,015	$42,120	$9,895	23.0%
Cost of Goods Sold	4,905	12,923	(8,018)	(62.0)%	35,118	31,101	4,017	13.0%
Gross Profit	3,821	7,557	(3,736)	(49.0)%	16,897	11,019	5,878	53.0%
Gross Profit %	43.8%	36.9%	6.9%		32.5%	26.2%	6.3%

Operating Expenses:
Selling, General and Administrative Expenses	4,113	17,841	(13,728)	(76.9)%	54,156	46,314	7,842	16.9%
Impairment Expense	—	6,171	(6,171)	(100.0)%	163,698	6,171	157,527	2552.7%
Gain on Disposal of Assets	(9,066)	(3,133)	(5,933)	189.4%	(7,194)	(3,133)	(4,061)	129.6%
Total Operating Income (Expenses)	(4,953)	20,879	(25,832)	(123.7)%	210,660	49,352	161,308	326.9%

Income (Loss) from Operations	8,774	(13,322)	22,096	(165.9)%	(193,763)	(38,333)	(155,430)	405.5%
Other Expense	(2,026)	(1,948)	(78)	4.0%	(1,871)	(2,847)	976	(34.3)%

Income (Loss) from Continuing Operations Before Provisions for Income Taxes	6,748	(15,270)	22,018	(144.2)%	(195,634)	(41,180)	(154,454)	375%
Provision for Income Tax Benefit (Expense) for Continuing Operations	(2,802)	(885)	(1,917)	216.6%	2,784	(885)	3,669	(415)%

Net Income (Loss) from Continuing Operations	3,946	(16,155)	20,101	(124.4)%	(192,850)	(42,065)	(150,785)	359%
Net (Loss) Income from Discontinued Operations	(380)	6,415	(6,795)	(105.9)%	4,194	10,190	(5,996)	(59)%

Net Income (Loss)	3,566	(9,740)	13,306	(136.6)%	(188,656)	(31,875)	(156,781)	492%

Net Loss from Continuing Operations Attributable to Non-Controlling Interest	—	—	—	—%	—	(604)	604	(100)%
Net Income from Discontinued Operations Attributable to Non-Controlling Interest	—	—	—	—%	275	—	275	100%

Net Loss Attributable to Unrivaled Brands, Inc.	$3,566	$(9,740)	$13,306	(136.6)%	$(188,931)	$(31,271)	$(157,660)	504%

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Revenue
During the year ended December 31, 2022, the Company generated revenue from continuing operations of $52.02 million composed of retail revenue of $39.94 million and cultivation/distribution revenue of $12.08 million. This compared to revenue from continuing operation of $42.12 million for the year ended December 31, 2021, which included retail revenue of $24.54 million and cultivation/distribution revenue of $17.58 million. This was an increase of $9.90 million, or 23.0%, in revenue from continuing operations from the prior year.
Retail revenue for the year ended December 31, 2022 outpaced the prior year by $15.40 million, or 62.7%, due to the retail assets acquired in the Company's 2021 acquisitions of UMBRLA and People's First Choice. We operated five retail stores and a non-storefront delivery service for the majority of fiscal 2022 compared to 2 retail stores which operated for the full year of fiscal 2021 and 3 retail and a store front delivery service was added during the latter half of fiscal 2021.
Cultivation and distribution revenue for the year ended December 31, 2022 decreased by $5.50 million, or 31.3%, as a result of management's focused efforts to restructure the Company's cannabis brands through reduction of active products as well decrease in internal sales force during the year the year ended December 31, 2022. The Company also shutdown third-party distribution operations in the state of California during the fiscal third quarter of 2022 as well as completed the sale of Oregon Operations during the fiscal fourth quarter of 2022. Refer to “Note 19 – Discontinued Operations” of the notes to the Consolidated Financial Statements in Item 8 for further information, which contributed in the decrease in cultivation and distribution revenue as compared to the prior year.
Gross Profit
Cost of goods sold for the year ended December 31, 2022 was $35.12 million, an increase of $4.02 million, or 13.0%, compared to $31.10 million for the year ended December 31, 2021. The increase in cost of goods sold was directly impacted by the increase in revenues for the current reporting period as compared to the prior year.
The Company’s gross profit for the year ended December 31, 2022, was $16.90 million, compared to $11.02 million for the year ended December 31, 2021, an increase of $5.88 million or 53.0%. The Company’s gross margin was 32.5% for the year ended December 31, 2022 compared with 26.2% for the year ended December 31, 2021, an increase of 6.3%. The increased gross margin is primarily due to the improvement in retail operations for the year ended December 31, 2022 as compared to the prior year as the Company's retail operations has higher margins than its other operations.
Selling, General & Administrative Expenses
The merger with UMBRLA and the acquisitions of People's First Choice and SilverStreak Solutions in 2021 led to expanded operations with additional facilities, employees, and costs to support them. Selling, general and administrative expenses for the year ended December 31, 2022, were $54.16 million, compared to $46.31 million for the year ended December 31, 2021, an increase of $7.84 million or 16.9% primarily driven by larger operations through the majority of the current year. As a result, the Company saw an increase in depreciation and amortization of $5.07 million, rent and facility fees of $2.08 million, security expenses of $2.07 million, stock based compensation of $0.90 million, license, fees and other taxes of $1.44 million. These increases were offset by a decrease in salaries and related benefits of $4.96 million as the Company began to reduce its workforce during the second quarter of fiscal 2022. The Company expects for fiscal 2023, selling, general and administrative expenses to be significantly lower due to the execution of its restructuring plan enacted during the latter half of fiscal 2022.
Operating Loss

The Company realized an operating loss from continuing operations of $193.76 million for the year ended December 31, 2022 compared to $38.33 million for the year ended December 31, 2021, an increase of $155.43 million or 405.5%. This increase was primarily attributable to a $163.70 million impairment of intangible assets and goodwill related to the UMBRLA, People’s, and SilverStreak acquisitions which was partially offset by a gain on disposal of assets of $7.19 million recognized during the year ended December 31, 2022. As part of the Company’s strategic restructuring in fiscal year 2022, the Company terminated its third-party distribution operations in California, its retail and delivery operations at SilverStreak in Sacramento, California and other non-performing assets. As a result, management expects to have significantly lower expenditures during fiscal year 2023.

Other Expense
Other expense for the year ended December 31, 2022 was $1.87 million compared to other expense of $2.85 million for the year ended December 31, 2021, a decrease of $0.98 million, or (34.3)%. The decrease in other expense was attributed to a loss on extinguishment of debt of $5.98 million as a result of the amendment of the 7.5% Senior Convertible Promissory Notes in fiscal 2021, while no such extinguishment was recognized during fiscal 2022. The loss was offset by a gain on investments of $5.34 million during fiscal 2021 from the sale of Hydrofarm Holdings Group, Inc. ("Hydrofarm") while no such transaction occured during fiscal 2022. Interest expense increased by $2.40 million compared to the prior year as a result of increased debt for the funding of the acquisitions incurred during fiscal 2021, which primarily contributed to the change in other expenses as compared to fiscal 2022.
Discontinued Operations
Net income from discontinued operations was $4.19 million for the year ended December 31, 2022 compared to $10.19 million for the comparative prior year. The decrease of $6.00 million over the year ended December 31, 2021 was primarily due to less disposition of its discontinued operating assets in fiscal 2022 as compared to fiscal 2021. The Company disposed of five non-core assets in fiscal 2021 compared to 3 non-core assets in fiscal 2022.
Net Loss Attributable to Unrivaled Brands, Inc.
Net loss attributable to Unrivaled Brands, Inc. was $188.93 million, or $(0.32) per share, for the year ended December 31, 2022, compared to $31.27 million, or $(0.08) per share, for the year ended December 31, 2021. The increase in net loss was primarily attributable to the impairment of $163.70 million during the year ended December 31, 2022 compared to an impairment expense of $6.17 million during the year ended December 31, 2021.
Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021 (Unaudited)
Revenue

During the three months ended December 31, 2022, the Company generated revenue from continuing operations of $8.73 million composed of retail revenue of $8.11 million and cultivation/distribution revenue of $0.61 million. This compared to revenue from continuing operations of $20.48 million for the quarter ended December 31, 2021, which included retail revenue of $13.28 million and cultivation/distribution revenue of $7.20 million. This was a decrease of $11.75 million or 57.0% in revenue from continuing operations.

Retail revenue for the three months ended December 31, 2022 decreased by $5.17 million, or 38.9%, as compared to the same period in the prior year which is primarily due to the Company's strategic restructuring in fiscal year 2022 and closing under-performing retail locations. During the fourth quarter of fiscal 2022, the Company was not operating the People's dispensary in Los Angeles, the Blum dispensary in San Leandro was re-opened in December 2022, in addition to the retail and delivery licenses related to SilverStreak in Sacramento was shut down due to underperformance. These same locations were operational during the fourth quarter of fiscal 2021, contributing to the decline in retail revenue compared to the prior year.

Cultivation and distribution revenue for the three months ended December 31, 2022 decreased by $6.59 million, or 91.5%, compared to the same period in the prior year period due to the Company's turnaround plan to promote fewer active products as well as a reduction in internal sales force. The Company shut down third-party distribution operations in the state of California during the fiscal third quarter of 2022 as well as completed the sale of Oregon Operations during the fiscal fourth quarter of 2022. Refer to “Note 19 – Discontinued Operations” of the notes to the Consolidated Financial Statements in Item 8 for further information, which contributed to the decline in cultivation and distribution revenue as compared to the prior year.
Gross Profit
Cost of goods sold for the three months ended December 31, 2022 was $4.91 million, a decrease of $8.02 million, or 62.0%, compared to $12.92 million for the three months ended December 31, 2021. The decrease in cost of goods sold was impacted by the restructuring of the Company's cannabis cultivation and distribution operations which had diminished activity during the three months ended December 31, 2022 as compared to the prior year.

The Company’s gross profit for the three months ended December 31, 2022, was $3.82 million, compared to $7.56 million for the three months ended December 31, 2021, a decrease of $3.74 million million, or 49.0% as a result of the above reduction in retail locations and restructuring of its cultivation and distribution operations in the fourth quarter of 2022 compared to the same period in the prior year. The Company’s gross margin was 43.8% for the three months ended December 31, 2022 compared with 36.9% for the three months ended December 31, 2021, an increase of 6.9%. The increased gross margin is primarily due to the strategic restructuring and discontinuation of unprofitable subsidiaries and focusing on its higher margin retail operations.
Selling, General & Administrative Expenses
Selling, general and administrative expenses for the three months ended December 31, 2022, were $4.11 million, compared to $17.84 million for the three months ended December 31, 2021, a decrease of $13.73 million, or 76.9%, as a result of the Company's restructuring plan to focus on efficiencies, its core assets and reducing its non-core assets implemented during the third fiscal quarter of 2022. As a result of the restructuring plan, the Company saw a decrease in depreciation and amortization of $2.15 million, rent and facility fees of $1.34 million, professional fees of $1.06 million, salaries and related benefits of $3.06 million and a reduction in allowance for bad debt of $4.29 million. The Company expects for fiscal 2023, selling, general and administrative expenses to be significantly lower due to the execution of its restructuring plan enacted during the later half of fiscal 2022.
Operating Income

The Company recognized operating income from continuing operations of $8.77 million for the three months ended December 31, 2022 compared to an operating loss from continuing operations of $13.32 million for the three months ended December 31, 2021, a net income increase of $22.10 million or 165.9% as a result of the Company’s restructuring plan to focus on efficiencies, its core assets and reducing its non-core assets implemented during the third fiscal quarter of 2022. The Company has meaningfully reset the cost structure of its continuing operations. The reduction in the Company’s prior operating loss was further contributed by an increase in gain on disposal of $5.93 million related to the shut down of its non-core assets during the fourth quarter of fiscal 2022 compared to the prior year.
Other Expense
Other expense for the three months ended December 31, 2022 was $2.03 million compared to other expense of $1.95 million for the three months ended December 31, 2021, an increase of $0.08 million, or 4.0%. The increase in other expense was attributed to an increase in interest expense of $0.43 million coupled with an increase in unrealized loss on investments of $0.26 million, offset by a decrease in other expense of $0.62 million during the three months ended December 31, 2022 as compared to the same period in the prior year.
Discontinued Operations
Net loss from discontinued operations was $0.38 million for the three months ended December 31, 2022 compared to net income from discontinued operations of $6.42 million for the comparative prior year. The decrease of $6.80 million, or 105.9%, over the year ended December 31, 2021 was primarily due to two Nevada dispositions occurring in the fourth quarter of fiscal 2020 compared to one disposition occurring in the fourth quarter of fiscal 2022.
Net Income (Loss) Attributable to Unrivaled Brands, Inc.
Net income attributable to Unrivaled Brands, Inc. was $3.57 million, or $0.01 per share, for the three months ended December 31, 2022, compared to net loss of $9.74 million, or $(0.02) per share, for the three months ended December 31, 2021 primarily from the reduction of selling, general and administrative expenses during the three months ended December 31, 2022 as compared to the same period in the prior year. The decline in selling, general and administrative are a result of the Company’s restructuring plan to focus on efficiencies, its core assets and reducing its non-core assets implemented during the third fiscal quarter of 2022.

Non-GAAP Reconciliations

Non-GAAP earnings is a supplemental measure of our performance that is neither required by, nor presented in accordance with, U.S. generally accepted accounting principles (“US GAAP”). Non-GAAP earnings is not a measurement of the Company’s financial performance under US GAAP and should not be considered as alternative to net income, operating income, or any other performance measures derived in accordance with US GAAP, or as alternative to cash flows from operating activities as a measure of the Company’s liquidity. In addition, in evaluating non-GAAP earnings, you should be aware that in the future the Company will incur expenses or charges such as those added back to calculate non-GAAP earnings. The Company’s presentation of non-GAAP earnings should not be construed as an inference that its future results will be unaffected by unusual or nonrecurring items.

Non-GAAP earnings has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of the Company’s results as reported under US GAAP. Some of these limitations are (i) it does not reflect the Company’s cash expenditures, or future requirements for capital expenditures or contractual commitments, (ii) it does not reflect changes in, or cash requirements for, the Company’s working capital needs, (iii) it does not reflect interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s debt, (iv) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and non-GAAP earnings does not reflect any cash requirements for such replacements, (v) it does not adjust for all non-cash income or expense items that are reflected in the Company's statements of cash flows, and (vi) other companies in our industry may calculate this measure differently than we do, limiting its usefulness as comparative measures.

The Company compensates for these limitations by providing specific information regarding the US GAAP amounts excluded from such non-GAAP financial measures. The Company further compensates for the limitations in our use of non-GAAP financial measures by presenting comparable US GAAP measures more prominently.

The Company believes that non-GAAP earnings facilitates operating performance comparisons from period to period by isolating the effects of some items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies. These potential differences may be caused by variations in capital structures (affecting interest expense) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense). The Company also presents non-GAAP earnings because (i) it believes that this measure is frequently used by securities analysts, investors and other interested parties to evaluate companies in the Company’s industry, (ii) the Company believes that investors will find these measures useful in assessing the Company's ability to service or incur indebtedness, and (iii) the Company uses non-GAAP earnings internally as benchmark to compare its performance to that of its competitors.

In the presentation of the financial results below, the Company reconciles Non-GAAP Adjusted EBITDA Loss with net loss attributable to continuing operations, the most directly comparable GAAP measure. Management believes that this presentation may be more meaningful in analyzing our income generation.

On a non-GAAP basis, the Company recorded Non-GAAP Adjusted EBITDA Income of $1.40 million for the three months ended December 31, 2022 compared to a Non-GAAP Adjusted EBITDA loss of $6.18 million for the three months ended December 31, 2021. The Company recorded Non-GAAP Adjusted EBITDA Loss of $18.68 million for the year ended December 31, 2022 compared to a Non-GAAP Adjusted EBITDA of $16.34 million for the year ended December 31, 2021. The details of those expenses and non-GAAP reconciliation of these non-cash items are set forth below:

	(unaudited)
	Three Months Ended December 31,		Twelve Months Ended December 31,
($ in thousands)	2022	2021	2022	2021
Net Income (Loss)	$3,566	$(9,740)	$(188,656)	$(31,875)
Less: Net (Income) Loss from Discontinued Operations, Net	380	(6,415)	(4,194)	(10,190)
Add (Deduct) Impact of:
Interest Expense	1,587	1,148	4,173	1,775
Provision for Income Tax Expense (Benefit)	2,802	1,802	(2,784)	1,802
Depreciation Expense	869	892	3,585	2,008
Amortization of Intangible Assets	490	1,878	7,616	3,390
EBITDA Income (Loss) from Continuing Operations (Non-GAAP)	$9,694	$(10,435)	$(180,260)	$(33,090)

Non-GAAP Adjustments:
Stock-based Compensation Expense	507	1,173	4,919	4,057
Impairment of Assets	—	6,171	163,698	6,171
Severance Expense for Series A Share Repurchases	—	47	910	9,100
Gain on Sale of Investments	—	—	—	(5,337)
Unrealized Loss (Gain) on Investments	260	—	(210)	—
Gain on Disposition and Sale of Assets	(9,066)	(3,133)	(7,194)	(3,133)
Gain for Debt Forgiveness	—	—	—	(86)
(Gain) Loss on Extinguishment of Debt	—	—	(542)	5,976
Adjusted EBITDA Income (Loss) from Continuing Operations (Non-GAAP)	$1,395	$(6,177)	$(18,679)	$(16,342)
LIQUIDITY AND CAPITAL RESOURCES
We incurred net losses for the year ended December 31, 2022 and have an accumulated deficit of $440.05 million and $250.02 million at December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022, we had a working capital deficit of $54.57 million, including $1.20 million of cash compared to a working capital deficit of $62.44 million, including $6.70 million of cash, as of December 31, 2021. Current assets were approximately 0.08 times current liabilities as of December 31, 2022, compared to approximately 0.29 times current liabilities as of December 31, 2021.
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

The risks and uncertainties surrounding the Company’s ability to continue to raise capital and its limited capital resources raise substantial doubt as to the Company’s ability to continue as a going concern for twelve months from the issuance of these financial statements. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. For additional information on, see Item 1A – “Risk Factors” in Part I of this Form 10-K.

Operating Activities
Cash used in operating activities for the year ended December 31, 2022 was approximately $7.83 million, compared to approximately $17.96 million for the year ended December 31, 2021, a decrease of $10.13 million, or 56.4%. The decrease in cash used in operating activities was primarily due to a slowdown in cash payments of payables and accrued expenses due to the lack of capital during the current year. For fiscal year 2022, management is focused on its turnaround plan to stabilize operations to put the Company on a path to profitability. With new management, the Company took decisive actions to preserve operating cash flow by reducing cash burn, prioritizing payments, renegotiating vendor agreements and closing underperforming business units. Management expects to see improvement in cash flow from operating activities in the following quarters of 2023 as the Company continues to execute its strategic restructuring.
Investing Activities
Cash provided in investing activities for the year ended December 31, 2022 was approximately $19.61 million, compared to $21.67 million provided in investing activities for the year ended December 31, 2021, a decrease of $2.06 million, or 9.5%. The decrease in cash provided by investing activities was primarily due to $39.38 million in proceeds from the sale of the Company’s Hydrofarm investment in the prior period versus no comparable transaction in the current year. This was partially offset by a $24.40 million paid for the People’s and Silverstreak acquisitions in the prior period. During the current year, the company only recognized $20.71 million in cash received from the sale of the Dyer property, the Reno dispensary and the NuLeaf joint venture.
Financing Activities
Cash used in financing activities for the year ended December 31, 2022 was $17.28 million, compared to $4.50 million provided by financing activities for the year ended December 31, 2021, a decrease of $21.78 million, or 483.6%. The decrease in cash provided by financing activities for the year ended December 31, 2022 was primarily due to $21.65 million of principal repayments of debt made during the current year ended December 31, 2022 compared to $6.77 million during the year ended December 31, 2021.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A detailed description of our critical accounting policies and recent accounting pronouncements are described in “Note 2 – Summary of Significant Accounting Policies” of the notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. The actual results the Company experiences may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Significant judgments, estimates and assumptions that have the most significant effect on the amounts recognized in the annual Consolidated Financial Statements are described below.

Inventory Valuation

The Company periodically reviews physical inventory for excess, obsolete, and potentially impaired items and reserves. The Company reviews inventory for obsolete, redundant and slow-moving goods and any such inventory is written down to net realizable value. The reserve estimate for excess and obsolete inventory is dependent on expected future use.

Share-Based Compensation

The Company uses the Black-Scholes option-pricing model to determine the fair value of equity-based grants. In estimating fair value, management is required to make certain assumptions and estimates such as the expected life of units, volatility of the Company’s future share price, risk-free rates, future dividend yields and estimated forfeitures at the initial grant date. Changes in assumptions used to estimate fair value could result in materially different results.

Goodwill Impairment, Other Intangible Assets and Long-Lived Assets

Goodwill is tested annually for impairment, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill has been impaired. In the impairment test, the Company measures the recoverability of goodwill by comparing a reporting unit’s carrying amount to the estimated fair value of the reporting unit. The carrying amount of each reporting unit is determined based upon the assignment of the Company’s assets and liabilities, including existing goodwill, to the identified reporting units. The Company relies on a number of factors, including historical results, business plans, forecasts and market data. Changes in the conditions for these judgments and estimates can significantly affect the recoverable amount.
DISCLOSURE ABOUT OFF-BALANCE SHEET ARRANGEMENTS
The Company does not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.
RECENT ACCOUNTING PRONOUNCEMENTS
A description of recently adopted accounting pronouncements and recently issued accounting pronouncements that may potentially impact our financial position and results of operations are described in “Note 2 – Summary of Significant Accounting Policies” of the notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
Our consolidated financial statement as of December 31, 2022 and 2021, together with the related notes and the report of our independent registered public accounting firm, are set forth on page F-1 through F-44 of this report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and Interim Chief Financial Officer, is responsible for our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under SEC rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, including the Chief Executive Officer and the Interim Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our management concluded that as of December 31, 2022 these disclosure controls and procedures were not effective at the reasonable assurance level. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

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
1.Lack of timely review of accounts and reconciliations leading to material audit adjustments
2.Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
3.Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
4.Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
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
Our Chief Executive Officer and Interim Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2022.
Based on the results of its assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022 based on such criteria due to material weaknesses in internal control over financial reporting described below:
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

We expect to remediate these material weaknesses during 2023. However, we may discover additional material weaknesses that may require additional time and resources to remediate.
We believe that the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2022 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2022, that have materially affected, or are likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Director or Officer Since	Age	Positions
Eric Baum	2020	46	Chairman of the Board
Nicholas Kovacevich	2020	37	Director
Sabas Carrillo	2022	46	Chief Executive Officer, President, and Director
Patty Chan	2022	36	Interim Chief Financial Officer
James Miller	2022	63	Chief Operating Officer
Eric Baum, Chairman of the Board
Mr. Baum brings over twenty years of experience in advising Executive leadership teams for both well-established Fortune 500 companies and emerging ventures, across a spectrum of industries including life sciences, legal cannabis, education, travel, technology, and real estate. In his concurrent roles as Managing Director of Acquis Consulting Group since 2003 and Managing Director / Co-Founder of its affiliate company, Solidea Capital since 2006, he leverages his extensive management and operational consulting expertise to guide companies in areas such as corporate strategy, market positioning, growth and scale strategies, trajectory management, M&A, partnering frameworks, risk evaluation, and more. He serves in several advisory and Board of Director roles for public and private companies such as Kushco Holdings, Inc., Starton Therapeutics, Inc., Big Rentz, Inc.,Tenant Tracker, B Great, and Trip Kicks, supporting the full lifecycle of needs from initial business building through expansion and growth strategies.
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
Nicholas Kovacevich, Director

Mr. Kovacevich is the Chief Corporate Development Officer of Greenlane Holdings, Inc. (NASDAQ: GNLN), a leading provider of ancillary products and services to businesses in the legal cannabis industry, where he previously served as CEO from mid 2021 up until the end of 2022. Mr. Kovacevich graduated Summa Cum Laude from Southwest Baptist University with a Bachelor of Science in Sports Management. After college, Mr. Kovacevich began his entrepreneurial career by building and exiting Pack My Dorm. He continued on to found several other successful businesses including BigRentz, Inc., a leading online equipment rental company. Recently, Kovacevich was appointed to California’s 32nd DAA Orange County Fair Board by California Governor Newsom.

Sabas Carrillo, Chief Executive Officer, President, and Director

Mr. Carrillo serves as our Chief Executive Officer and a member of our board of directors, positions which he has held since December 2022. Previously, Mr. Carrillo served as our Interim Chief Executive Officer from August 2022 to December 2022. Mr. Carrillo is an industry veteran with 13 years of cannabis experience and has helped lead public and private cannabis companies through restructuring, growth, mergers & acquisitions, and successful exits during such time. He is the Founder and CEO of Adnant, LLC (“Adnant”), an accounting and consulting firm advising cannabis companies on technical and operational accounting, strategic transactions, and the public offering process, and he has served as Adnant’s CEO since 2009. Mr. Carrillo served on the go-public team for Weedmaps and General Cannabis, Inc., a publicly traded company from late 2009 to 2012. An SEC financial reporting expert with comprehensive capital markets experience, Mr. Carrillo led the team that took Blüm Oakland through a public offering on behalf of Terra Tech Corp. in 2014 (now Unrivaled) - the first plant touching, vertically integrated company to enter the public markets. Mr. Carrillo helped guide MedMen Enterprises, Inc., the first publicly traded multi-state operator, from late 2017 to 2019 to acquire 53 companies and effectively supported them through the rollup, audits and integration efforts. Mr. Carrillo has served as Interim CFO for Cookies Creative Consulting & Promotions Inc. since April 2018. He is a co-founder and general partner of two cannabis-focused funds: Mesh Ventures and 1212 Ventures.
Patty Chan, Interim Chief Financial Officer

Ms. Chan serves as our Interim Chief Financial Officer, a position she has held since September 2022. Ms. Chan has over 14 years of accounting, financial reporting, compliance, and operational experience across the cannabis, real estate, and financial services industries. Before entering the cannabis and CBD industries, she accrued nearly 10 years of experience managing forensic accounting engagements for business litigation, supervising and conducting fraud investigations, and preparing forensic analysis of complex financial transactions. She previously served as Chief Financial Officer for Upexi Inc. f/k/a Grove Inc. (NASDAQ: UPXI) a manufacturing, distribution, wholesale and retail company in the CBD industry from June 2016 until June 2020. Prior to that company’s initial public offering, she was part of the team overseeing their business model transition, equity fundraising, and go-public efforts. Ms. Chan received a B.A. in Business Economics with a minor in accounting and political science from the University of California, Los Angeles and is a Certified Public Accountant in the state of California.

Ms. Chan currently serves as a Manager at Adnant, a position she has held since February 2021. The Company engaged Adnant to provide executive level consulting and related business support and services related to the Company’s present and future challenges and opportunities. At Adnant, Ms. Chan focuses on advising hypergrowth clients on their operations and audit preparation as well as managing the accounting and reporting for cannabis investment funds. She has also implemented financial controls and infrastructure for cannabis clients in various stages of their business development.
James Miller, Chief Operating Officer

Mr. Miller serves as our Chief Operating Officer, a position he has held since December 2022. Mr. Miller most recently served as Chief Financial Officer of Operators Only, Inc., a cannabis operations service provider supporting Cookies-branded retail and cultivation licensees, from January 2022 to October 2022. Mr. Miller was Corporate Controller at 3PL Central LLC, a private equity owned eCommerce WMS provider, from February 2020 until December 2021. Previously, Mr. Miller served as interim Chief Financial Officer and was the Vice President of Accounting at MedMen Enterprises Inc. (“MedMen”), a cannabis MSO and cultivation company, from January 2018 until December 2019, where he was responsible for financial reporting, financial controls and various operating departments through its formation, initial public offering and subsequent growth stage. He was also Chief Financial Officer of MedMen’s affiliated Treehouse Real Estate Investment Trust from December 2018 until October 2019. Mr. Miller has held several senior executive and finance roles at leading entertainment firms such as the Walt Disney Company and Viacom as well as various technology and e-commerce companies. Mr. Miller received a Bachelor of Arts degree in Economics from University of California at Los Angeles, and is a CPA (license inactive), in California.

Family Relationships
There are no family relationships among any of our directors or executive officers.
Director Qualifications
We believe that our directors should have the highest professional and personal ethics and values, consistent with our values and standards. They should have broad experience at the policy-making level in business or banking. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties for us. Each director must represent the interests of all stockholders. When considering potential director candidates, the board of directors also considers the candidate’s character, judgment, diversity, age and skills, including financial literacy and experience in the context of our needs and the needs of the board of director.
Independent Director Agreements
Pursuant to an Independent Director Agreement dated December 11, 2020 by and between us and Nicholas Kovacevich, we agreed to grant Mr. Kovacevich 150,000 restricted shares of stock, to be fully vested on the date of appointment. On February 1, 2021, the Company and Mr. Kovacevich entered into an Amended and Restated Independent Director Agreement (as may be amended from time to time, the “Kovacevich Agreement”). Per the Kovacevich Agreement, (1) the Company issued to Mr. Kovacevich 500,000 restricted shares of the Company’s Common Stock, which vested in twelve equal installments on the first day of each month beginning on March 1, 2021 (provided Mr. Kovacevich is a director of the Company on the applicable vesting date) and (2) the Company agreed to pay Mr. Kovacevich cash compensation of $5,000 per month, payable on the first day of each month beginning March 1, 2021 for the term of the Kovacevich Agreement. Pursuant to the Kovacevich Agreement, as of December 31, 2022, the Company has granted Mr. Kovacevich all 500,000 restricted shares of Common Stock (all of which are vested), and has paid cash compensation of $42,500.
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

Code of Ethics
On November 4, 2015, our board of directors approved and adopted a Code of Ethics (the “Code of Ethics”) that applies to all of our directors, officers, and employees, including our principal executive officer and principal financial officer. The Code of Ethics addresses such individuals’ conduct with respect to, among other things, conflicts of interests; compliance with applicable laws, rules, and regulations; full, fair, accurate, timely, and understandable disclosure by us; competition and fair dealing; corporate opportunities; confidentiality; insider trading; protection and proper use of our assets; fair treatment; and reporting suspected illegal or unethical behavior. The Code of Ethics is available on our website at https://ir.unrivaledbrands.com/corporate-governance/governance-documents. We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of the Code of Ethics by posting such information on our website. Information contained on our website is not part of this report.
Term of Office
Our directors are appointed to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our Bylaws. Our officers are appointed by our board of directors and hold office until removed by the board of directors, absent an employment agreement.
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
Audit Committee and Audit Committee Financial Expert
On November 4, 2015, our board of directors established the Audit Committee, which is governed by the Audit Committee Charter. Our Audit Committee currently consists of Nicholas Kovacevich and Eric Baum, with Mr. Kovacevich serving as chair since March of 2022. All members of our Audit Committee meet the requirements for financial literacy under the applicable Nasdaq rules and regulations. Our board of directors has affirmatively determined that each member of our Audit Committee meets the independence requirements of The Nasdaq Stock Market, LLC and Rule 10A-3 of the Exchange Act. In addition, our board of directors has determined that Mr. Baum qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. A copy of the Audit Committee Charter can be found online at http://ir.unrivaledbrands.com/goverance-docs.

ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus (9)	Stock Awards (10)	Option Awards (11)	All Other Compensation (12)	Total
Sabas Carrillo (1)	2022	$—	$—	$—	$—	$—	$—
Chief Executive Officer, President, and Director	2021	$—	$—	$—	$—	$—	$—

Patty Chan (2)	2022	$—	$—	$—	$—	$—	$—
Chief Financial Officer	2021	$—	$—	$—	$—	$—	$—

James Miller (3)	2022	$28,942	$—	$—	$—	$—	$28,942
Chief Operating Officer	2021	$—	$—	$—	$—	$—	$—

Tiffany Davis (4)	2022	$111,605	$—	$—	$—	$—	$111,605
Chief Executive Officer, President, and Director	2021	$—	$—	$—	$—	$—	$—

Francis Knuettel II (5)	2022	$206,522	$—	$308,025	$—	$—	$514,547
Chief Executive Officer and Director	2021	$298,654	$40,000	$67,500	$194,000	$—	$600,154

Jeffrey Batliner (6)	2022	$254,014	$—	$—	$—	$—	$254,014
Chief Financial Officer	2021	$250,000	$100,000	$—	$137,873	$6,000	$493,873

Uri Kenig (7)	2022	$125,539	$—	$41,700	$—	$—	$167,239
Chief Operating Officer	2021	$236,235	$20,000	$—	$170,333	$—	$426,568

Oren Schauble (8)	2022	$160,205	$—	$—	$—	$—	$160,205
President	2021	$113,383	$—	$—	$—	$2,029	$115,412
(1)Appointed Director on December 23, 2022. Appointed Interim Chief Executive Officer on August 12, 2022. Designated as Chief Executive Officer and President on December 23, 2022. Compensation is included as part of the Company's agreement with Adnant described below.
(2)Appointed Interim Chief Financial Officer on September 12, 2022. Designated as Chief Financial Officer on December 23, 2022. Compensation is included as part of the Company's agreement with Adnant described below.
(3)Appointed Chief Operating Officer on December 23, 2022. Previously started with the Company in November 2022.
(4)Appointed Interim Chief Executive Officer on March 13, 2022. Terminated employment on July 21, 2022.
(5)Appointed Director on December 11, 2020. Appointed Interim Chief Executive Officer and President on December 15, 2020. Designated as Chief Executive Officer and President on March 2, 2021. Terminated employment on March 13, 2022.
(6)Appointed Chief Financial Officer effective October 5, 2020. Stepped down from Chief Financial Officer on September 12, 2022, and continued to work for the Company in other capacities through March 2023.
(7)Appointed Interim Chief Operating Officer effective December 18, 2020. Appointed Chief Operating Officer effective June 7, 2021. Terminated employment on March 25, 2022.
(8)Appointed President on July 27, 2021. Terminated employment on March 10, 2022.
(9)For Messrs. Knuettel and Kenig, this column reflects the cash bonus payable upon the closing of the UMBRLA transaction, per the terms of their employment agreements. For Mr. Batliner, this column reflects the cash bonus paid for 2020 bonus achievement.

(10)The dollar amounts in this column reflect the aggregate grant date fair value, as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation (“FASB ASC Topic 718”). The fair value is calculated based on the closing price of the Common Stock on the grant dates.
(11)The dollar amounts shown in this column reflect the aggregate grant date fair value, as determined in accordance with FASB ASC Topic 718, of stock options granted in the applicable year. For a discussion of the assumptions that we used to value the stock options, for financial accounting purposes, please refer to “Note 15 – Stock-Based Compensation” in the notes to our consolidated financial statements contained in this Annual Report on Form 10-K.
(12)All other compensation for Mr. Batliner reflects a $500 per month car allowance.
Employment Contracts, Termination of Employment, Change-in-Control Arrangements
Sabas Carrillo & Patty Chan
On August 12, 2022, the Company entered into an Engagement Letter (the “Engagement Letter”) with Adnant. Pursuant to the Engagement Letter, Adnant will provide executive level consulting and related business support and services related to the Company’s present and future challenges and opportunities, as described in more detail on the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 12, 2022. Adnant will provide certain services (the “Services”) focused on achieving identified performance objectives (the “Performance Objectives”). Both the Services and Performance Objectives are described in more detail in the Engagement Letter. Compensation to Adnant includes fees for the Services of $150,000 monthly subject to the Company having available a cash balance greater than or equal to $1,200,000 following payment of the fee and a performance bonus award of up to $1,000,000 subject to achievement of the Performance Objectives as set forth in Exhibit A to the Engagement Letter. The services of Mr. Carrillo, Ms. Chan, and other Adnant employees providing services to the Company are included as part of the fees covered in the Engagement Letter.
Francis Knuettel II

On December 18, 2020, Terra Tech Corp. entered into an Executive Employment Agreement (the “Knuettel Employment Agreement”) with Francis Knuettel II, appointing Mr. Knuettel as the Company’s Interim Chief Executive Officer and President. The Knuettel Employment Agreement, was for a term of six months. Mr. Knuettel’s compensation pursuant to the Knuettel Employment Agreement was $150,000 and he was eligible to receive a cash performance bonus at the discretion of the board of directors. Mr. Knuettel was granted 200,000 fully-vested shares of the Company’s Common Stock and was entitled to an additional 200,000 fully-vested shares of Common Stock on the six-month anniversary of the Knuettel Employment Agreement; provided it had not been terminated prior to that date. Mr. Knuettel was also granted an option to purchase 600,000 shares of Common Stock with an exercise price equal to the closing price of the Common Stock on the trading day prior to the date of the Knuettel Employment Agreement pursuant to the terms of the Company’s 2018 Equity Incentive Plan, which vest 50% on the three-month anniversary of the Knuettel Employment Agreement and 50% on the six-month anniversary of the Knuettel Employment Agreement; provided it had not been terminated prior to either such date. In addition, Mr. Knuettel was eligible to receive a bonus of 400,000 fully-vested shares of Common Stock and $40,000 upon closing of (A) a merger or consolidation of the Company or a subsidiary of the Company with another entity, or (B) the disposition by the Company of all or substantially all of the Company’s assets or the acquisition by the Company of all or substantially all of the assets of another entity entered into during the term of the Knuettel Employment Agreement, in each case with a transaction value of over $20,000,000 and approved by the board of directors, whether or not he is then an employee of the Company.

On June 7, 2021, the Company entered into an Amended and Restated Executive Employment Agreement (the “A&R Knuettel Employment Agreement”) with Mr. Knuettel, appointing Mr. Knuettel as the Company’s Chief Executive Officer and President. The term of the A&R Knuettel Employment Agreement began on June 7, 2021 and continued until terminated by the Company or Mr. Knuettel pursuant to the terms thereof. Mr. Knuettel’s annual base compensation pursuant to the A&R Knuettel Employment Agreement was $300,000 and he was eligible to receive an annual cash bonus, with the target amount of such annual bonus equal to 50% of his base compensation in the year to which the annual bonus relates; provided that the actual amount of the annual bonus may be greater or less than the target bonus. The annual bonus was to be based on performance and achievement by the Company and individual goals and objectives agreed to by the board of directors or Compensation Committee and Mr. Knuettel.

In connection with the A&R Knuettel Employment Agreement, Mr. Knuettel was issued 1,500,000 shares (the “Knuettel Grant Shares”) of Common Stock, which vest in six equal installments, with the first installment vesting on June 7, 2021, and the remaining installments vesting on every three-month anniversary thereafter; provided he is an employee of the Company on the applicable vesting date. The vesting of the Knuettel Grant Shares is subject to acceleration under certain circumstances as set forth in the A&R Knuettel Employment Agreement.

Mr. Knuettel was also issued an option to purchase 1,500,000 shares (the “Knuettel Grant Options”) of Common Stock with an exercise price equal to the closing price of the Common Stock on the trading day prior to June 7, 2021 pursuant to the terms of the Company’s Equity Incentive Plan, which vest in six equal installments, with the first installment vesting on June 7, 2021, and the remaining installments vesting on every three month anniversary thereafter; provided he is an employee of the Company on the applicable vesting date. The vesting of the Knuettel Grant Options is subject to acceleration under certain circumstances as set forth in the A&R Knuettel Employment Agreement.

In addition, under the A&R Knuettel Employment Agreement, Mr. Knuettel was eligible to receive a bonus of 200,000 fully-vested shares of Common Stock and $40,000 in cash upon closing of (A) a merger or consolidation of the Company or a subsidiary of the Company with another entity, or (B) the disposition by the Company of all or substantially all of the Company’s assets or the acquisition by the Company of all or substantially all of the assets of another entity entered into during the term of Mr. Knuettel’s original employment agreement with the Company, in each case with a transaction value of over $20,000,000 and approved by the Company’s board of directors. The board of directors approved the payment of this cash and equity bonus to Mr. Knuettel in connection with the closing of the UMBRLA merger on July 1, 2021.

Under the A&R Knuettel Employment Agreement, Mr. Knuettel was also eligible to receive a performance stock grant (the “Knuettel Performance Grant”), with the target amount of the Knuettel Performance Grant equal to seven hundred and fifty thousand (750,000) shares of Common Stock (the “Knuettel Target Grant”); provided that the actual amount of the Knuettel Performance Grant may be greater or less than the Knuettel Target Grant based on performance and achievement of Company and individual goals and objectives as set forth in the Knuettel Employment Agreement.

Under the A&R Knuettel Employment Agreement, if (i) Mr. Knuettel’s employment with the Company is terminated by the Company other than for cause (as defined in the A&R Knuettel Employment Agreement), death or “permanent and total disability” or (ii) Mr. Knuettel resigns for good reason (as defined in the A&R Knuettel Employment Agreement), then he shall be entitled to severance benefits in an amount equal to 50% of his then current base compensation, less any taxes and withholding as may be necessary pursuant to law, to be paid in accordance with the Company’s normal payroll practices, but in no event less frequently than monthly, paid in equal installments over a six-month period.
On April 12, 2022, the Company and Mr. Knuettel agreed to terms on a separation agreement. The Company agreed to pay Mr. Knuettel 50% of his annual base salary and continue his medical benefits for a period of six months. Mr. Knuettel's unvested shares and options vested immediately. As part of this separation agreement Mr. Knuettel resigned as director of the Company.
Uri Kenig

On December 21, 2020, the Company entered into an Executive Employment Agreement (the “Kenig Employment Agreement”) with Uri Kenig, appointing Mr. Kenig as the Company’s Interim Chief Operating Officer. The Kenig Employment Agreement, was for a term of six months. Mr. Kenig’s compensation pursuant to the Kenig Employment Agreement was $90,000 and he was eligible to receive a cash performance bonus at the discretion of the board of directors. Mr. Kenig was granted 150,000 fully-vested shares of the Company’s Common Stock and was entitled to an additional 150,000 fully-vested shares of Common Stock on the six-month anniversary of the Kenig Employment Agreement; provided it had not been terminated prior to that date. Mr. Kenig was also granted an option to purchase 300,000 shares of Common Stock with an exercise price equal to the closing price of the Common Stock on the trading day prior to the date of the Kenig Employment Agreement pursuant to the terms of the Company’s 2018 Equity Incentive Plan, which vested 50% on the three-month anniversary of the Kenig Employment Agreement and 50% on the six-month anniversary of the Kenig Employment Agreement; provided it had not been terminated prior to either such date. In addition, Mr. Kenig was eligible to receive a bonus of 200,000 fully-vested shares of Common Stock and $20,000 upon closing of (A) a merger or consolidation of the Company or a subsidiary of the Company with another entity, or (B) the disposition by the Company of all or substantially all of the Company’s assets or the acquisition by the Company of all or substantially all of the assets of another entity entered into during the term of the Kenig Employment Agreement, in each case with a transaction value of over $20,000,000 and approved by the board of directors, whether or not he is then an employee of the Company.

The board of directors approved the payment of this cash and equity bonus to Mr. Kenig in connection with the closing of the UMBRLA merger on July 1, 2021.
On June 7, 2021, the Company entered into an Amended and Restated Executive Employment Agreement (the “A&R Kenig Employment Agreement”) with Mr. Kenig, appointing Mr. Kenig as the Company’s Chief Operating Officer. The term of the A&R Kenig Employment Agreement began on June 7, 2021 and continued until terminated by the Company or Mr. Kenig pursuant to the terms thereof. Mr. Kenig’s annual base compensation pursuant to the A&R Kenig Employment Agreement was Two Hundred and Fifty Thousand Dollars ($250,000) and he was eligible to receive an annual cash bonus, with the target amount of such annual bonus equal to 50% of his base compensation in the year to which the annual bonus relates; provided that the actual amount of the annual bonus may be greater or less than the target bonus. The annual bonus was to be based on performance and achievement of Company and individual goals and objectives agreed to by the board of directors or Compensation Committee and Mr. Kenig.

Mr. Kenig was also issued an option to purchase 1,750,000 shares (the “Kenig Grant Options”) of Common Stock with an exercise price equal to the closing price of the Common Stock on the trading day prior to June 7, 2021 pursuant to the terms of the Company’s Equity Incentive Plan, which vest in six equal installments, with the first installment vesting on June 7, 2021, and the remaining installments vesting on every three month anniversary thereafter; provided he is an employee of the Company on the applicable vesting date. The vesting of the Kenig Grant Options is subject to acceleration under certain circumstances as set forth in the A&R Kenig Employment Agreement.
Mr. Kenig was also eligible to receive a performance stock grant (the “Kenig Performance Grant”), with the target amount of the Kenig Performance Grant equal to five hundred thousand (500,000) shares of Common Stock (the “Kenig Target Grant”); provided that the actual amount of the Kenig Performance Grant may be greater or less than the Kenig Target Grant based on performance and achievement of Company and individual goals and objectives as set forth in the A&R Kenig Employment Agreement.

If (i) Mr. Kenig’s employment with the Company is terminated by the Company other than for cause (as defined in the A&R Kenig Employment Agreement), death or “permanent and total disability” or (ii) Mr. Kenig resigns for good reason (as defined in the A&R Kenig Employment Agreement), then he shall be entitled to severance benefits in an amount equal to 50% of his then current base compensation, less any taxes and withholding as may be necessary pursuant to law, to be paid in accordance with the Company’s normal payroll practices, but in no event less frequently than monthly, paid in equal installments over a six-month period.Mr. Kenig is eligible to participate in the Company’s 2018 Equity Incentive Plan, pursuant to which the Company may grant equity awards to its officers, directors and employees.

On March 10, 2022, the Company terminated the employment of Mr. Kenig effective as of March 25, 2022.
Jeffrey Batliner

On September 28, 2020, Terra Tech Corp. entered into an Executive Employment Agreement (the “Employment Agreement”) with Jeffrey Batliner, formerly the Company’s Director of Reporting & Analysis, appointing Mr. Batliner as the Company’s Chief Financial Officer, effective October 5, 2020. The Employment Agreement, was for a term of one year. Mr. Batliner’s base salary was Two Hundred Thousand Dollars ($200,000) and he was eligible for a performance bonus of up to 100% of his base salary (“Target Performance Bonus”). The Target Performance Bonus was to be based on performance and achievement of Company goals and objectives as defined by the board of directors or Compensation Committee and may be greater or less than the Target Performance Bonus. Mr. Batliner may be eligible for severance benefits under certain circumstances as set forth in the Employment Agreement.

On June 7, 2021, the Company entered into an Amended and Restated Executive Employment Agreement (the “A&R Batliner Employment Agreement”) with Mr. Batliner, appointing Mr. Batliner as the Company’s Chief Financial Officer. The term of the A&R Batliner Employment Agreement began on June 7, 2021 and continued until terminated by the Company or Mr. Batliner pursuant to the terms thereof. Mr. Batliner’s annual base compensation pursuant to the A&R Batliner Employment Agreement was $250,000 and he was eligible to receive an annual cash bonus, with the target amount of such annual bonus equal to 50% of his base compensation in the year to which the annual bonus relates; provided that the actual amount of the annual bonus may be greater or less than the target bonus. The annual bonus was to be based on performance and achievement of Company and individual goals and objectives agreed to by the Company’s board of directors or Compensation Committee and Mr. Batliner.

Mr. Batliner was also issued an option to purchase 1,750,000 shares (the “Batliner Grant Options”) of Common Stock with an exercise price equal to the closing price of the Common Stock on the trading day prior to June 7, 2021 pursuant to the terms of the Company’s Equity Incentive Plan, which vest in six equal installments, with the first installment vesting on June 7, 2021, and the remaining installments vesting on every three month anniversary thereafter; provided he is an employee of the Company on the applicable vesting date. The vesting of the Batliner Grant Options is subject to acceleration under certain circumstances as set forth in the A&R Batliner Employment Agreement.

Mr. Batliner was also eligible to receive a performance stock grant (the “Batliner Performance Grant”), with the target amount of the Batliner Performance Grant equal to five hundred thousand (500,000) shares of Common Stock (the “Batliner Target Grant”); provided that the actual amount of the Batliner Performance Grant may be greater or less than the Batliner Target Grant based on performance and achievement of Company and individual goals and objectives as set forth in the A&R Batliner Employment Agreement.

If (i) Mr. Batliner’s employment with the Company is terminated by the Company other than for cause (as defined in the A&R Batliner Employment Agreement), death or “permanent and total disability” or (ii) Mr. Batliner resigns for good reason (as defined in the A&R Batliner Employment Agreement), then he shall be entitled to severance benefits in an amount equal to 50% of his then current base compensation, less any taxes and withholding as may be necessary pursuant to law, to be paid in accordance with the Company’s normal payroll practices, but in no event less frequently than monthly, paid in equal installments over a six-month period.

Outstanding Equity Awards at Fiscal Year-End

		Option Awards				Stock Awards
Name	Grant Date(1)	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)
Francis Knuettel II	12/18/2020 (2)	600,000	—	$0.1770	12/17/2030	—	—
	6/07/2021(3)	1,500,000	—	$0.2337	6/06/2031	—	—
Jeffrey Batliner	4/02/2020 (4)	183,333	16,667	$0.0721	4/2/2030	—	—
	9/25/2020 (5)	750,000	250,000	$0.0750	9/25/2030	—	—
	6/07/2021(3)	1,750,000	—	$0.2337	6/06/2031	—	—
Uri Kenig	12/21/2020 (2)	300,000	—	$0.1720	12/20/2030	—	—
	6/07/2021(3)	1,166,666	583,334	$0.2337	6/06/2031	—	—
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
Director Compensation
The following table sets forth director compensation for the year ended December 31, 2022:

Name (1)	Fees Earned Paid in Cash ($)	Stock Awards ($) (9)	Option Awards ($)	All Other Compensation ($)	Total ($)

Nicholas Kovacevich (2)	$20,000	$159,275	$16,700	$—	$195,975
Tiffany Davis (3)	$15,000	$—	$30,723	$—	$45,723
Eric Baum (4)	$20,000	$—	$71,476	$—	$91,476
Dallas Imbimbo (5)	$15,000	$137,400	$54,776	$—	$207,176
(1)Francis Knuettel and Sabas Carrillo are not included in this table as they were executive officers during fiscal 2022, and thus received no compensation for their service as directors. The compensation of Mr. Knuettel and Mr. Carrillo as our employees is shown in “Item 11 Executive Compensation – Summary Compensation Table.”
(2)Appointed as a director on December 10, 2020.
(3)Appointed as a director on April 6, 2021. Resigned as a director on July 21, 2022.
(4)Appointed as a director on July 1, 2021.
(5)Appointed as a director on July 1, 2021. Resigned as a director on April 14, 2022.
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
Tiffany Davis
Pursuant to an Independent Director Agreement dated April 6, 2021 by and between us and Ms. Davis, (1) the Company issued to Ms. Davis an option to purchase 409,716 shares of Common Stock at the closing price of the Common Stock on the date of the agreement, which vest in ten installments, with the first installment of 34,722 shares vesting on date of the agreement, and the remaining installments vesting equally on the first day of each month thereafter (provided Ms. Davis is a director of the Company on the applicable vesting date) and (2) the Company agreed to pay Ms. Davis cash compensation of $5,000 per month, payable on the first day of each month, pro rated for any partial month, beginning April 6, 2021 for the term of the agreement. On July 21, 2022, Ms. Davis resigned as Interim Chief Executive Officer and as a member of the Company's board of directors.
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
Dallas Imbimbo

On July 1, 2021, we entered into an Independent Director Agreement and a Director Indemnification Agreement with Dallas Imbimbo in connection with his appointment to the board of directors of the Company. Pursuant to the Director Agreements, among other things, (1) we agreed to enter into a Stock Option Agreement to issue to Mr. Imbimbo an option to purchase 500,000 shares of Common Stock at the closing price of the Common Stock on the date of the Director Agreement and (2) we agreed to pay Mr. Imbimbo a cash compensation of $5,000 per month, pro-rated for any partial months, payable on the first day of each month beginning on the date of the Imbimbo Director Agreement. On April 14, 2022, the Company and Mr. Imbimbo agreed to terms on a separation agreement. We agreed to vest 100% of Mr. Imbimbo’s restricted common stock granted pursuant to the advisor agreement with Mr. Imbimbo. We agreed to vest 100% of the options to purchase shares of the Company's common stock granted as part Mr. Imbimbo’s Independent Director Agreement. We agreed to pay Mr. Imbimbo $0.08 million in cash compensation. As part of this separation agreement, Mr. Imbimbo resigned as a director of the Company and as an advisor to the Company in March 2022.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
On December 11, 2018, the board of directors approved the 2018 Equity Incentive Plan (the “Plan”) as amended and restated as of June 20, 2019, and approved by our stockholders on September 23, 2019 (the "2018 Plan"), with 13,000,000 shares available for issuance. During the years ended December 31, 2022 and 2021, the Company granted ten-year options to directors, officers, and employees, pursuant to which such individuals are entitled to exercise options to purchase an aggregate of up to 6,909,716 and 3,644,828 shares of Common Stock, respectively. The options have exercise prices ranging from $0.07 to $0.26 per share, and generally vest quarterly over a three-year period. On February 14, 2020, the board of directors approved an amendment to the 2018 Plan, increasing the number of shares available for issuance thereunder by 28,976,425 shares of Common Stock for a total of 43,976,425 shares of Common Stock, plus the number of shares that may become available under the Company’s 2016 Equity Incentive Plan after termination of awards thereunder, not to exceed 2,000,000 shares subject to adjustment in accordance with the terms of the 2018 Plan.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information as of April 3, 2023 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5.0% of our Common Stock; (2) each of our directors, nominees for director and executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Shares of common stock that are currently exercisable or convertible within 60 of April 3, 2023 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of 3242 S. Halladay Street, Santa Ana, CA 92705.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Common Stock(1)
Greater than 5% Beneficial Owners:
Dallas Imbimbo	Common Stock	79,946,561	(2)	11.53%
Green Door Redding LLC	Common Stock	71,428,571	(3)	10.30%
People's California LLC	Common Stock	40,000,000	(4)	5.77%
Arthur Chan	Common Stock	39,225,425	(5)	5.66%
Sabas Carrillo	Common Stock	50,219,605	(6)	7.24%
510 Retail & Events Inc	Common Stock	35,714,286	(7)	5.15%
Joseph Gerlach	Common Stock	35,204,030	(8)	5.08%
Executive Officers and Directors:
Sabas Carrillo Chief Executive Officer and Director	Common Stock	50,219,605	(6)	7.24%
Patty Chan Interim Chief Financial Officer and Named Executive Officer	Common Stock	3,571,430	(9)	*
James Miller Named Executive Officer	Common Stock	1,785,715	(10)	*
Nicholas Kovacevich Director	Common Stock	29,364,390	(11)	4.23%
Eric Baum Director	Common Stock	3,381,794	(12)	*
All Directors and Executive Officers as a Group (5 persons)		88,322,934		11.47%
*Represents beneficial ownership of less than one percent of the outstanding shares of our Common Stock.
(1)As of April 3, 2023, we had a total of 695,694,786 shares of Common Stock issued and 693,386,374 shares outstanding.
(2)Includes (i) 13,427,700 shares held by Mr. Imbimbo, (ii) 816,680 shares underlying exercisable warrants, (iii) 6,454,752 shares held by Mr. Imbimbo’s spouse, (iv) 816,678 shares underlying exercisable warrants held by Mr.Imbimbo’s spouse, (v) 659,234 shares underlying exercisable options held by Mr. Imbimbo’s spouse, (vi) 19,260,742 shares held by Alpha West Holdings Inc. (“Alpha West”), of which Mr. Imbimbo is a stockholder, (vii) 2,769,217 shares underlying exercisable warrants held by Alpha West, (viii) 8,259,085 shares held by Rove Group LLC, of which Mr. Imbimbo is the sole member (“Rove Group”), (ix) 12,037,719 shares underlying exercisable warrants held by Rove Group, and (x) 15,444,746 shares held by Bonaparte Group LLC, of which Mr. Imbimbo’s spouse is the managing member. Mr. Imbimbo disclaims beneficial ownership with respect to the shares held by Alpha West and Bonaparte Group LLC except to the extent of his pecuniary interest therein. The principal address is 17595 Harvard Ave. C552, Irvine, CA 92614.
(3)The principal address is 570 Washington Blvd., Jersey City, NJ 07310.
(4)The principal address is 1700 E. Cypress Ave, Redding, CA 96002.
(5)The principal address is 22 Executive Park, Irvine, CA 92614.

(6)Includes (i) 32,362,460 shares of Common Stock held by Adnant, LLC, and (ii) 17,857,145 shares underlying exercisable warrants held by Adnant, LLC, of which Mr. Carrillo is the sole member. The principal address is 11516 Downey Ave, Downey, CA 90241.
(7)The principal address is 1776 Broadway, Oakland, CA 94612.
(8)The principal address is 3801 Lorene Ct, Modesto, CA 95356.
(9)Includes 3,571,430 shares underlying exercisable warrants. The principal address is 11516 Downey Ave, Downey, CA 90241.
(10)Includes 1,785,715 shares underlying exercisable warrants. The principal address is 11516 Downey Ave, Downey, CA 90241.
(11)Includes (i) 1,508,326 shares held by Mr. Kovacevich, (ii) 955,459 shares held by the Rutherford NC Revocable Trust (the “Rutherford Trust”), of which Mr. Kovacevich is the trustee, (iii) 4,670,644 shares underlying exercisable warrants held by the Rutherford Trust, (iv) 19,260,742 shares held by Alpha West, of which Mr. Kovacevich is a stockholder, (v) and 2,769,217 shares underlying exercisable warrants held by Alpha West. Mr. Kovacevich may be deemed to beneficially hold, and have the sole power to direct the voting and disposition of, the shares is closed as directly held by the Rutherford Trust, and to beneficially hold, and have the shared power to direct the voting and disposition of, the shares disclosed as directly held by Alpha West. Mr. Kovacevich disclaims beneficial ownership with respect to the shares held by Alpha except to the extent of his pecuniary interest therein. The principal address is 2618 San Miguel Dr. #480, Newport Beach, CA92660.
(12)Includes (i) 700,000 shares underlying exercisable options held by Mr. Baum, (ii) 1,058,639 shares held by Mr. Baum’s spouse, (iii) 393,059 shares held by Acquis Fund 2018 LLC, of which Mr. Baum is a member (“Acquis Fund”), (iv) 961,614 shares underlying exercisable warrants held by Mr. Baum’s spouse, and (v) 268,482 shares underlying exercisable warrants held by Acquis Fund. Mr. Baum disclaims beneficial ownership with respect to the shares held by Acquis Fund except to the extent of his pecuniary interest therein. The principal address is 215 N. Pine St., Charlotte, NC 28202.

The following table sets forth certain information as of April 3, 2023 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5.0% of our Series V Preferred Stock; (2) each of our directors, nominees for director and executive officers; and (3) all directors and executive officers as a group. As of April 3, 2023, there are no shares of Series N Preferred Stock outstanding. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of 3242 S. Halladay Street, Santa Ana, CA 92705.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Series V Preferred Stock (1)
Greater than 5% Beneficial Owners:
Sabas Carrillo	Series V Preferred Stock	3,571,429	(2)	25.38%
SME Maywood, LLC	Series V Preferred Stock	1,785,714	(3)	12.69%
MKSI Investments	Series V Preferred Stock	1,428,571	(3)	10.15%
Miguel Rodriguez	Series V Preferred Stock	1,071,429	(3)	7.61%
David Kang	Series V Preferred Stock	1,071,429	(4)	7.61%
Robert Baca	Series V Preferred Stock	1,071,429	(5)	7.61%
Alicia Cotta	Series V Preferred Stock	857,143	(3)	6.09%
Patty Chan	Series V Preferred Stock	714,286	(3)	5.08%
Justin Jarin	Series V Preferred Stock	714,286	(6)	5.08%

Named Executive Officers and Directors:
Sabas Carrillo	Series V Preferred Stock	3,571,429	(2)	25.38%
Patty Chan	Series V Preferred Stock	714,286	(3)	5.08%
James Miller	Series V Preferred Stock	357,143	(3)	2.54%
Nicholas Kovacevich	Series V Preferred Stock	—		—%
Eric Baum	Series V Preferred Stock	—		—%
All Directors and Executive Officers as a Group (5 persons)		4,642,858		32.99%
(1)As of April 3, 2023, we had a total of 14,071,431 shares of Series V Preferred Stock issued and outstanding.
(2)Includes (i) 3,571,429 shares of Series V Preferred Stock held by Adnant, LLC. The principal address is 11516 Downey Ave, Downey, CA 90241. In connection with the Securities Purchase Agreement entered into on or about December 30, 2022, all other investors in the 2022 Private Placement executed Voting Agreements pursuant to which such investors provide Mr. Carrillo with their voting rights with respect to the Series V Preferred Stock owned by them. As a result, Mr. Carrillo has voting power over 100% of the Series V Preferred Stock.
(3)The principal address is 11516 Downey Ave, Downey, CA 90241.
(4)The principal address is 9200 Double R Blvd, Reno, NV, 89521.
(5)Mr. Baca is the Company's Interim Chief Legal Officer. The principal address is 401 E. 8th St, Sioux Falls, SD, 57103.
(6)The principal address is 58 Wild Oak Pl, Danville, CA, 94506.
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

Series A Preferred Stock Purchase Agreement
On January 22, 2021, the Company entered into a Series A Preferred Stock Purchase Agreement with Michael A. Nahass, former Chief Executive Officer and director, pursuant to which the Company agreed to purchase from Mr. Nahass the four shares of the Company’s Series A Preferred Stock held by Mr. Nahass for an aggregate purchase price of $3.10 million, of which (i) $1.00 million was paid in cash, (ii) $1.05 million was paid in the form of an unsecured promissory note bearing interest at the rate of 3% and matured on July 25, 2021 and (iii) $1.05 million was paid in the form of an unsecured promissory note bearing interest at the rate of 3% and matured on January 25, 2022. On February 8, 2022, the Company paid the outstanding principal and interest on the $1.05 million promissory note held by Mr. Nahass. This payment satisfied the obligation and retired the note.

Membership Interest Purchase Agreement
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

Employment and Other Arrangements of Oren Schauble and Francis Knuettel

On March 10, 2022, the Company terminated the employment of Oren Schauble, the Company’s then President. On March 13, 2022, the Company terminated the employment of Francis Knuettel II, the Company’s then Chief Executive Officer. The Company entered into separation agreements with each of Mr. Knuettel and Mr. Schauble regarding the compensation to be granted to each of them regarding their separation from the Company. In addition, on March 17, 2022 the Company entered into a consulting agreement with Mr. Schauble pursuant to which he will continue to provide certain services to the Company through a future agreed upon date. The Company granted Mr. Schauble 910,623 restricted shares of the Company's Common Stock in four monthly installments.

On April 12, 2022, the Company and Mr. Knuettel agreed to terms on a separation agreement. The Company agreed to pay Mr. Knuettel 50% of his annual base salary and continue his medical benefits for a period of six months. Mr. Knuettel's unvested shares and options vested immediately. As part of this separation agreement, Mr. Knuettel resigned as a director of the Company in March 2022.

Advisor Role and Compensation of Dallas Imbimbo

On April 14, 2022, the Company and Dallas Imbimbo, an advisor to the Company and a former director of the Company, agreed to terms on a separation agreement. The Company agreed to vest 100% of Mr. Imbimbo’s restricted common stock granted pursuant to the advisor agreement with Mr. Imbimbo. The Company agreed to vest 100% of the options to purchase shares of the Company's common stock granted as part Mr. Imbimbo’s Independent Director Agreement. The Company paid Mr. Imbimbo $0.08 million in cash compensation in during the year ended December 31, 2022. As part of this separation agreement, Mr. Imbimbo resigned as a director of the Company and as an advisor to the Company in April 2022.

Engagement of Adnant, LLC

On August 12, 2022, the Company entered into an engagement letter with Adnant, LLC (“Adnant”) pursuant to which Adnant provides executive level consulting and related business support and services related to the Company’s present and future challenges and opportunities. As compensation for the Adnant’s continued services and on achieving identified performance objectives as described in the engagement letter, Adnant is entitled to receive fees of $0.15 million monthly subject to the Company having available a cash balance greater than or equal to $1.20 million following payment of the fee and a performance bonus award subject to achievement of the performance objectives as set forth in more detail in the engagement letter. Pursuant to the engagement letter, the board of directors appointed Sabas Carrillo, the Founder and Chief Executive Officer (“CEO”) of Adnant, as Interim Chief Executive Officer. On August 22, 2022 and September 12, 2022, the Company appointed Robert Baca as Interim Chief Legal Officer and Patty Chan as Interim Chief Financial Officer of the Company, respectively. On December 23, 2022, the Company’s board of directors appointed Mr. Carrillo as the Chief Executive Officer of the Company.

The engagement letter provided that, in the event that prior to December 31, 2022 the Interim CEO’s service is terminated by the Company other than for “Cause” (as defined in the Adnant engagement letter), then 100% of the performance bonus award shares will be released to Adnant from the performance bonus award trust subject to the execution and non-revocation of a release of claims by the Interim CEO and Adnant in the form provided by the Company and reasonably agreed by Adnant. The engagement services commenced on August 12, 2022 and the engagement remained in effect through December 31, 2022. Upon the expiration of the engagement letter, the engagement shall automatically renew for subsequent three-month periods unless, at least 30 days prior to the renewal date, either the Company or Adnant provides written notice of termination. During the period from the initial engagement through December 31, 2022, and pursuant to Adnant’s engagement, the Company has incurred a total of $0.75 million in fees, and has issued 16,181,230 common shares under the performance bonus award valued at $0.57 million.

2022 Private Placement

On or about December 30, 2022, the Company entered into Securities Purchase Agreements with certain accredited investors, including but not limited to, Sabas Carrillo (the Company’s Chief Executive Officer), Patty Chan (the Company’s Interim Chief Financial Officer), and Robert Baca (the Company’s Interim Chief Legal Officer). The Securities Purchase Agreements related to a private placement (the “2022 Private Placement”) of: (a) up to approximately 14,285,714 shares of the Company’s Series V Preferred Stock for a price equal to the closing share price of the Company’s Common Stock on December 30, 2022 (on an as-converted-into-common stock-basis of ten shares of Common Stock for each one share of Series V Preferred Stock), or $0.014 per share of Common Stock, directly to the purchasers, and (b) up to 71,428,571 warrants to purchase up to 71,428,571 shares of the Common Stock directly to the purchasers, with an exercise price of each warrant of $0.028. Each share of Series V Preferred Stock is convertible into ten shares of Common Stock, as further described in the Second Amended and Restated Certificate of Designation. The 2022 Private Placement closed in January 2023. Pursuant to the 2022 Private Placement, Mr. Carrillo purchased 3,571,429 shares of Series V Preferred Stock and 1,785,714 warrants, Ms. Chan purchased 714,286 shares of Series V Preferred Stock and 357,142 warrants, and Mr. Baca purchased 1,071,429 shares of Series V Preferred Stock and 535,714 warrants.

Voting Agreements

In connection with the 2022 Private Placement, the other investors in the 2022 Private Placement executed Voting Agreements, pursuant to which such investors provide Mr. Carrillo with their voting rights with respect to the Series V Preferred Stock owned by them. As a result, Mr. Carrillo has voting power over an additional approximately 75% of the Series V Preferred Stock owned by others due to such Voting Agreements, or a total voting power of 100% of the Series V Preferred Stock.
Director Independence

Our board of directors is currently composed of three members, two of which, Nicholas Kovacevich and Eric Baum, we have determined qualify as independent directors. We evaluated independence in accordance with Rule 5605 of the Nasdaq Stock Market.

The board of directors currently has three separately designated standing committees: (i) the Audit Committee, (ii) the Compensation Committee, and (iii) the Governance and Nominating Committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table presents fees paid or to be paid for professional audit services rendered by Marcum LLP for the audit of our annual financial statements and fees billed for other services rendered for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021

Audit Fees (1)	$180,090	$215,081
Audit Related Fees (2)	—	—
Tax Fees	—	—
All Other Fees (3)	—	—
Total Fees	$180,090	$215,081
(1)Audit Fees consisted of fees billed for professional services rendered for the audit of the Company’s annual financial statements and internal control over financial reporting, review of the interim financial statements included in quarterly reports, and review of other documents filed with the SEC within those fiscal years.
(2)Audit Related Fees include consultation regarding our correspondence with the SEC and other accounting consulting.
(3)All Other Fees consists of fees for other miscellaneous items.
The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is specific to the particular service or category of services and is generally subject to a specific budget. In addition, the Audit Committee has delegated pre-approval authority to its Chairman who, in turn, must report any pre-approval decisions to the Audit Committee at its next scheduled regular meeting. Our independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by our independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee, as applicable, pre-approved all fees for audit and non-audit work performed during fiscal 2021 and 2022.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report:
(1)Financial Statements and Report of Independent Registered Public Accounting Firm – See Index on page F-1
(2)Financial Statement Schedules have been omitted because they are not applicable, not material or because the information is included in the Consolidated Financial Statements or the notes thereto.
(b)The following exhibits are incorporated by reference from the Exhibit Index attached hereto.

		Incorporated by Reference
Exhibit	Description	Form	Date Filed	Exhibit

2.1	Agreement and Plan of Merger, dated March 2, 2021	8-K	3/3/2021	2.1
2.2	Name Change Agreement and Plan of Merger, dated as of June 30, 2021, by and between the Company and Unrivaled Brands, Inc.	8-K	7/8/2021	2.2
2.3	Membership Interest Purchase Agreement, dated as of July 1, 2021, by and among the Company and Nicholas Kovacevich and Dallas Imbimbo.	8-K	7/8/2021	2.1
2.4	Membership Interest Purchase Agreement, dated August 15, 2021.	8-K	8/16/2021	2.1
2.5	Membership Interest Purchase Agreement, dated as of November 17, 2021.	8-K	11/22/2021	2.1
2.6	Membership Interest Purchase Agreement, dated November 22, 2021.	8-K	11/29/2021	2.1
3.1	Certificate of Withdrawal of Certificate of Designation of Series A Preferred Stock	8-K	2/4/2021	3.1
3.2	Certificate of Withdrawal of Certificate of Designation of Series B Preferred Stock	8-K	2/4/2021	3.2
3.3	Articles of Incorporation	S-1	12/23/2008	3.1
3.4	Certificate of Amendment	S-1	10/28/2008	3.1.2
3.5	Certificate of Change	S-1	10/28/2013	3.1.3
3.6	Certificate of Amendment	8-K	2/10/2012	3.1
3.7	Articles of Merger, filed with the Nevada Secretary of State on July 1, 2021.	8-K	7/8/2021	3.1
3.8	Name Change Articles of Merger, filed with the Nevada Secretary of State on July 1, 2021.	8-K	7/8/2021	3.2
3.9	Second Amended and Restated Bylaws.	8-K	8/2/2021	3.3
3.10	Certificate of Designation of Series V Preferred Stock.	8-K	1/5/2023	3.1
3.11	Amended and Restated Certificate of Designation of Series V Preferred Stock.	8-K	1/5/2023	3.2
3.12	Second Amended and Restated Certificate of Designation of Series V Preferred Stock.	8-K	1/6/2023	3.1
3.13	Certificate of Designation of Series N Preferred Stock.	8-K	2/27/2023	3.1
4.1	Form of Amendment No. 1 to 7.5% Senior Convertible Promissory Note.	8-K	1/25/2021	4.2
4.2	Form of Amendment No. 2 to 7.5% Senior Convertible Promissory Note, dated January 11, 2021.	8-K	1/13/2021	4.1
4.3	Form of Amendment No. 3 to 7.5% Senior Convertible Promissory Note.	8-K	1/25/2021	4.1
4.4	Form of Common Stock Purchase Warrant	8-K	1/25/2021	4.3
4.5	Form of 3.0% Senior Convertible Promissory Note.	8-K	1/25/2021	4.4
4.6	Form of Common Stock Purchase Warrant (“A Warrant”).	8-K	1/25/2021	4.5
4.7	Form of Common Stock Purchase Warrant (“B Warrant”).	8-K	1/25/2021	4.6

4.8	Form of Straight Promissory Note (“6-Month Note”).	8-K	1/25/2021	4.7
4.9	Form of Straight Promissory Note (“12-Month Note”).	8-K	1/25/2021	4.8
4.10	Common Stock Purchase Warrant	10-K	3/30/2021	4.12
4.11	Form of Senior Secured Promissory Note.	8-K	11/29/2021	4.1
4.12	Secured Promissory Note, dated November 22, 2021.	8-K	11/29/2021	4.2
4.13	Binding Term Sheet dated March 23, 2023, by and among the Company, as borrower, and Noteholders.	8-K	3/28/2023	4.1
10.1	2016 Equity Incentive Plan †.	10-K	3/29/2016	10.23
10.2	Form of Terra Tech Corp. Amended and Restated 2018 Equity Incentive Plan.†	8-K	6/26/2019	10.1
10.3	Amendment to Terra Tech Corp. Amended and Restated 2018 Equity Incentive Plan, dated as of February 14, 2020 †.	8-K	2/18/2020	10.5
10.4	2019 Equity Incentive Plan of UMBRLA, Inc.†	10-Q	8/16/2021	10.22
10.5	Amendment to 2019 Equity Incentive Plan of UMBRLA, Inc., dated March 1, 2020.†	10-Q	8/16/2021	10.23
10.6	Amendment to 2019 Equity Inventive Plan of UMBRLA, Inc., dated October 22, 2020.†	10-Q	8/16/2021	10.24
10.7	Sublease, dated March 29, 2016, by and between Black Oak Gallery and CCIG Properties, LLC .	8-K/A	4/5/2016	10.27
10.8	Employment Agreement between Terra Tech Corp. and Jeffrey Batliner, dated June 7, 2021.	8-K	6/10/2021	10.6
10.9	Loan Agreement Amendment, dated January 7, 2021.	8-K	1/13/2021	10.1
10.1	Indemnification Agreement (Jeffrey Batliner), dated January 7, 2021.†	8-K	1/13/2021	10.2
10.11	Indemnification Agreement (Steven J. Ross), dated January 7, 2021.†	8-K	1/13/2021	10.3
10.12	Form of Registration Rights Agreement.	8-K	1/25/2021	10.2
10.13	Independent Director Agreement between Terra Tech Corp. and Nicholas Kovacevich, dated February 1, 2021.†	8-K	2/4/2021	10.1
10.14	Independent Director Agreement between Terra Tech Corp. and Ira Ritter, dated February 1, 2021.†	8-K	2/4/2021	10.2
10.15	Registration Rights Agreement.	10-K	3/30/2021	10.42
10.16	Independent Director Agreement between Terra Tech Corp. and Tiffany Davis, dated April 6, 2021.†	8-K	4/9/2021	10.1
10.17	Director Indemnification Agreement between Terra Tech Corp. and Tiffany Davis, dated April 6, 2021.†	8-K	4/9/2021	10.2
10.18	Stock Option Agreement between Terra Tech Corp. and Tiffany Davis, dated April 6, 2021.	8-K	4/9/2021	10.3
10.19	Form of Six-Month Note .	8-K	6/10/2021	10.2
10.20	Form of Twelve-Month Note.	8-K	6/10/2021	10.3
10.21	Independent Director Agreement, dated as of July 1, 2021, by and between the Company and Dallas Imbimbo.†	8-K	7/8/2021	10.1
10.22	Independent Director Agreement, dated as of July 1, 2021, by and between the Company and Eric Baum.†	8-K	7/8/2021	10.2
10.23	Director Indemnification Agreement, dated as of July 1, 2021, by and between the Company and Dallas Imbimbo (5)†	8-K	7/8/2021	10.3
10.24	Director Indemnification Agreement, dated as of July 1, 2021, by and between the Company and Eric Baum (5)†	8-K	7/8/2021	10.4
10.25	Promissory Note issued by Unrivaled Brands, Inc. in favor of Arthur Chan, dated July 27, 2021.	8-K	8/2/2021	10.2
10.26	Indemnification Agreement between the Company and Oren Schauble, dated July 27, 2021 (7)†	8-K	8/2/2021	10.5
10.27	Six-Month Note (Sterling Harlan)	8-K	10/5/2021	10.1
10.28	Six-Month Note (Matthew Guild)	8-K	10/5/2021	10.2
10.29	Twelve-Month Note (Sterling Harlan)	8-K	10/5/2021	10.3
10.30	Twelve-Month Note (Matthew Guild)	8-K	10/5/2021	10.4

10.31	Consulting Agreement between the Company and Dallas Imbimbo, dated September 15, 2021.†	10-Q	11/15/2021	10.12
10.32	Form of Securities Purchase Agreement (11)	8-K	11/29/2021	10.1
10.33	Form of Security Agreement	8-K	11/29/2021	10.2
10.34	Form of Guaranty	8-K	11/29/2021	10.3
10.35	People’s Security Agreement, dated November 22, 2021.	8-K	11/29/2021	10.4
10.36	People’s Guaranty, dated November 22, 2021.	8-K	11/29/2021	10.5
10.37	Separation Agreement between the Company and Francis Knuettel II, dated April 12, 2022	10-K	4/15/2022	10.19
10.38	Separation Agreement between the Company and Oren Schauble, dated April 5, 2022	10-K	4/15/2022	10.20
10.39	Consulting Agreement between the Company and Oren Schauble, dated March 17, 2022	10-K	4/15/2022	10.21
10.40	Separation Agreement between the Company and Dallas Imbimbo, dated April 14, 2022	10-K	4/15/2022	10.22
10.41	Letter Agreement, dated April 11, 2022, by and among the Company and People's California, LLC.	10-K	4/15/2022	10.23
10.42	Letter Agreement, dated April 8, 2022, by and Among the Company, and People's California, LLC, and New Patriot Holdings, LLC.	10-K	4/15/2022	10.24
10.43	Sales Agreement dated December 7, 2021.	10-K	4/15/2022	10.25
10.44	Membership Interest Purchase Agreement dated November 17, 2021, by and among NuLeaf, Inc. and Medifarm III, LLC.	10-K	4/15/2022	10.26
10.45	Engagement Letter between the Company and Adnant, LLC dated August 12, 2022. †	8-K	8/12/2022	10.1
10.46	Securities Purchase Agreement dated December 28, 2022, by and among the Company, Buchanan Group, LLC, and an unaffiliated third party.	8-K	1/4/2023	10.1
10.47	Secured Promissory Note dated December 28, 2022, by and among the Company and Buchanan Group, LLC.	8-K	1/4/2023	10.2
10.48	Membership Interest Purchase Agreement dated December 28, 2022, by and among the Company and Joseph Gerlach.	8-K	1/4/2023	10.3
10.49	Unsecured Promissory Note dated December 28, 2022, between the Company and Joseph Gerlach.	8-K	1/4/2023	10.4
10.50	Management Services Agreement dated December 28, 2022, by and among the Company and Brick City Productions, Inc.	8-K	1/4/2023	10.5
10.51	Letter of Intent by and between Cookies Oakland and the Company.	8-K	1/5/2023	10.1
10.52	Letter of Intent by and between Cookies Redding and the Company.	8-K	1/5/2023	10.2
10.53	Form of Securities Purchase Agreement dated December 30, 2022, by and among the Company and the purchasers named therein, including Exhibit 10.53.1.	8-K	1/6/2023	4.1
10.53.1	Exhibit 10.53.1*
10.54	Form of Voting Agreement by and among the Company, holders of shares of Series V Preferred Stock, and Sabas Carrillo, including Exhibit 10.54.1.	8-K	1/6/2023	4.2
10.54.1	Exhibit 10.54.1*
14.1	Code of Ethics.	8-K	11/5/2015	14.1
21.1	List of Subsidiaries*
23.1	Consent of Marcum LLP*
24.10	Power of Attorney (set forth on the signature page of this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *
32.2	Certification of Interim Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *
101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculations Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Presentation Linkbase Document *
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)
__________________
*Filed herewith
† Indicates a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unrivaled Brands, Inc.

Date: April 7, 2023	By:	/s/ Sabas Carrillo
Sabas Carrillo
Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sabas Carrillo and Patty Chan, and each of them, as his true and lawful attorney-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K of Unrivaled Brands, Inc. for the fiscal year ended December 31, 2022, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, grant unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or his substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Power of Attorney has been signed by the following persons in the capacities and on the dates stated.

Date: April 7, 2023	By:	/s/ Sabas Carrillo
Sabas Carrillo
Chief Executive Officer and Director
Sabas CarrilloChief Executive Officer (Principal Executive Officer)

Date: April 7, 2023	By:	/s/ Patty Chan
Patty Chan
Interim Chief Financial Officer

Date: April 7, 2023	By:	/s/ Eric Baum
Eric Baum
Chairman of the Board

Date: April 7, 2023	By:	/s/ Nicholas Kovacevich
Nicholas Kovacevich
Director

UNRIVALED BRANDS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Unrivaled Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Unrivaled Brands, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income operations, stockholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses, and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

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

Impairment assessment of goodwill and intangible assets

As described in Notes 8 and 9 to the financial statements, the Company identified indicators of impairment of goodwill and intangible assets at certain reporting units. In addition, the Company performed its annual evaluation of goodwill and indefinite lived intangible assets during the third quarter. Based on the assessment, the Company recorded impairment charges of $44.5 million for goodwill and $119.2 million for intangible assets during the year ended December 31, 2022. In determining the goodwill impairment, the Company compared the carrying value of the respective reporting units to their fair value. The Company used a market approach in determining the fair value of each reporting unit, whereby the Company applied a market multiple against historical and forecasted revenue, before applying a control premium. For intangible assets, the Company compared the carrying value of the intangible assets to their fair value. The Company used an income approach in determining the fair value of the intangible assets.

The principal considerations for our determination that performing procedures relating to evaluating the impairment charge for goodwill and intangible assets is a critical audit matter, are that there is significant judgment by management in the estimation of forecasted revenue and cash flows, and the assumptions to use such as the market multiple, and the discount rate to use. This in turn led to high degree of auditor judgment, subjectivity and effort in performing audit procedures in evaluating audit evidence related to management’s estimates and assumptions used in the valuation models.

Addressing the matter involved performing procedures and evaluating evidence in connection with forming our overall audit opinion on the consolidated financial statements. These procedures included, among others, (i) evaluating management’s estimated revenue and cash flow projections; (ii) evaluating management’s determination of the market multiple; (iii) evaluating management’s determination of the discount rate; and (iv) testing the mathematical accuracy of the model. Professionals with specialized skill and knowledge were used to assist in the evaluation of the measurement of the Company’s estimated fair value of the reporting units.

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

Costa Mesa, California
April 7, 2022

UNRIVALED BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares)

	December 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,200	$6,700
Accounts Receivable	313	4,013
Inventory	1,939	6,180
Prepaid Expenses & Other Assets	498	1,215
Notes Receivable	625	750
Assets Held for Sale	—	6,406
Total Current Assets	4,575	25,264

Property, Equipment and Leasehold Improvements, Net	13,000	23,164
Intangible Assets, Net	2,859	129,637
Goodwill	3,585	48,132
Other Assets	16,279	26,426
Investments	210	164
Long-Term Assets Held for Sale	—	19,037
TOTAL ASSETS	$40,508	$271,824

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
LIABILITIES:
Current Liabilities:
Accounts Payable & Accrued Liabilities	$19,410	$30,238
Current Portion of Notes Payable	29,662	45,451
Income Taxes Payable	10,071	7,969
Liabilities Held for Sale	—	4,050
Total Current Liabilities	59,143	87,708

Notes Payable, Net of Current Portion and Discounts	4,814	10,006
Deferred Tax Liabilities	—	6,123
Lease Liabilities	13,088	20,909
Long-Term Liabilities Held for Sale	—	591
TOTAL LIABILITIES	77,045	125,337

COMMITMENTS AND CONTINGENCIES (Note 23)

STOCKHOLDERS’ (DEFICIT) EQUITY:
Common stock, par value $0.001:
990,000,000 shares authorized as of December 31, 2022 and 2021; 679,513,556 and 498,546,295 shares outstanding as of December 31, 2022 and 2021, respectively	701	521
'Treasury Stock: 2,308,412 shares of common stock as of December 31, 2022 and 2021	(808)	(808)
Additional Paid-In Capital	403,619	392,930
Accumulated Deficit	(440,049)	(250,015)
Total Equity Attributable to Stockholders of Unrivaled Brands, Inc.	(36,537)	142,628
Non-Controlling Interest	—	3,859
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(36,537)	146,487

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$40,508	$271,824
The accompanying notes are an integral part of the consolidated financial statements.

UNRIVALED BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)

	Year Ended December 31,
	2022	2021

Revenue	$52,015	$42,120
Cost of Goods Sold	35,118	31,101
Gross Profit	16,897	11,019

Operating Expenses:
Selling, General & Administrative	54,156	46,314
Impairment Expense	163,698	6,171
Gain on Disposal of Assets	(7,194)	(3,133)
Total Operating Expenses	210,660	49,352

Loss from Operations	(193,763)	(38,333)

Other Income (Expense):
Interest Expense, Net	(4,173)	(1,775)
Gain (Loss) on Extinguishment of Debt	542	(5,976)
Gain on Sale of Investments	—	5,337
Unrealized Gain on Investments	210	—
Other Income (Expense)	1,550	(433)
Total Other Expense, Net	(1,871)	(2,847)

Loss from Continuing Operations Before Provision for Income Taxes	(195,634)	(41,180)
Provision for Income Tax Benefit for Continuing Operations	2,784	(885)
Net Loss from Continuing Operations	(192,850)	(42,065)

Income from Discontinued Operations Before Provision for Income Taxes	4,194	11,107
Provision for Income Tax for Discontinued Operations	—	(917)
Net Income from Discontinued Operations	4,194	10,190

NET LOSS	$(188,656)	$(31,875)

Less: Net Loss from Continuing Operations Attributable to Non-Controlling Interest	—	(604)
Less: Net Income (Loss) from Discontinued Operations Attributable to Non-Controlling Interest	$275	$—
NET LOSS ATTRIBUTABLE TO UNRIVALED BRANDS, INC.	$(188,931)	$(31,271)

Net Loss from Continuing Operations per Common Share Attributable to Unrivaled Brands, Inc. - Basic and Diluted	$(0.33)	$(0.11)
Net Loss per Common Share Attributable to Unrivaled Brands, Inc. - Basic and Diluted	$(0.32)	$(0.08)
Weighted-Average Shares Outstanding - Basic and Diluted	589,606,153	376,625,320
The accompanying notes are an integral part of the consolidated financial statements.

UNRIVALED BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
(in thousands, except for Shares)

			Common Stock			Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interest	Total
	Convertible Series Preferred Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Amount
Balance at December 31, 2020	8	$—	196,512,879	$218	$(808)	$275,060	$(219,803)	$4,463	$59,130
Net Loss Attributable to Unrivaled Brands, Inc.	—	—	—	—	—	—	(31,271)	—	(31,271)
Adoption of ASU 2020-06	—	—	—	0	—	(1,071)	1,059	—	(12)
Debt Conversion - Common Stock	—	—	24,939,780	25	—	5,031	—	—	5,056
Warrants Issued to Dominion	—	—	—	—	—	5,978	—	—	5,978
Stock Compensation - Employees	—	—	250,000	1	—	67	—	—	68
Stock Compensation - Directors	—	—	1,917,837	2	—	493	—	—	495
Stock Compensation - Services Expense	—	—	4,556,603	5	—	1,074	—	—	1,079
Stock Option Exercise	—	—	3,381,878	3	—	2	—	—	5
Acquisition and Cancellation of Class A Shares	(8)	—	16,485,714	16	—	5,874	—	—	5,890
Stock Issued for Cash	—	—	9,677,419	10	—	3,746	—	—	3,756
Stock Issued for UMBRLA Acquisition	—	—	191,772,781	192	—	79,630	—	—	79,822
Stock Issued for People's Acquisition	—	—	40,000,000	40	—	12,140	—	—	12,180
Stock Issued for SilverStreak Acquisition	—	—	9,051,412	9	—	2,491	—	—	2,500
Stock Option Expense	—	—	—	—	—	2,415	—	—	2,415
Net Loss Attributable to Non-Controlling Interest	—	—	—	—	—	—	—	(604)	(604)
Balance at December 31, 2021	—	$—	498,546,303	$521	$(808)	$392,930	$(250,015)	$3,859	$146,487

Net Loss Attributable to Unrivaled Brands, Inc.	—	—	—	—	—	—	(188,931)	—	(188,931)
Cashless Warrants Exercise	—	—	4,759,708	5	—	(5)	—	—	—
Stock Compensation - Employees	—	—	2,350,000	2	—	350	—	—	352
Stock Compensation - Directors	—	—	943,128	1	—	212	—	—	213
Stock Compensation - Services Expense	—	—	16,906,230	17	—	678	—	—	695
Stock Option Exercise	—	—	146,212	—	—	—	—	—	—
Debt Conversion - Common Stock	—	—	294,452	—	—	75	—	—	75
Stock Issued for Cash	—	—	25,000,000	25	—	4,350	—	—	4,375
Issuance of UMBRLA Holdback Shares	—	—	23,424,674	23	—	(23)	—	—	—
Stock Issued for Purchase Options	—	—	107,142,857	107	—	1,393	—	—	1,500
Stock Option Expense	—	—	—	—	—	3,659	—	—	3,659
Disposition of Non-Controlling Interest	—	—	—	—	—	—	(1,103)	(4,134)	(5,237)
Less: Net Income (Loss) from Discontinued Operations Attributable to Non-Controlling Interest	—	—	—	—	—	—	—	275	275
Balance at December 31, 2022	8	$—	679,513,564	701	(808)	$403,619	$(440,049)	$—	$(36,537)
The accompanying notes are an integral part of the consolidated financial statements.

UNRIVALED BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(188,656)	$(31,875)
Less: Net Income from Discontinued Operations	4,194	10,190
Net Loss from Continuing Operations	(192,850)	(42,065)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Deferred Income Tax (Benefit) Expense	(6,123)	835
Bad Debt Expense (Recovery)	2,560	(3,097)
(Gain) from Debt Forgiveness	—	(86)
(Gain) on Sale of Investments	—	(5,337)
(Gain) Loss on Extinguishment of Debt	(542)	5,976
Non-Cash Portion of Severance Expense	—	7,990
Non-Cash Interest Expense	1,326	1,977
Gain on Disposal of Assets	(7,194)	(3,133)
Discount on Issuance of Common Stock	—	756
Depreciation and Amortization	11,212	6,146
Amortization of Operating Lease Right-of-Use Asset	2,189	3,193
Stock-Based Compensation	4,919	4,056
Unrealized (Gain) on Investments	(210)	—
Impairment Loss	163,698	6,171
Change in Operating Assets and Liabilities:
Accounts Receivable	1,140	3,209
Inventory	4,238	1,989
Prepaid Expenses and Other Current Assets	286	616
Other Assets	4,819	739
Accounts Payable and Accrued Expenses	7,364	(3,905)
Operating Lease Liabilities	(3,466)	(1,183)
Net Cash Used in Operating Activities - Continuing Operations	(6,634)	(15,153)
Net Cash Used in Operating Activities - Discontinued Operations	(1,200)	(2,806)
NET CASH USED IN OPERATING ACTIVITIES	(7,834)	(17,959)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(1,922)	(3,970)
Proceeds from Notes Receivable	375	—
Cash Paid for Acquisitions	—	(24,397)
Cash from Acquisitions	—	2,309
Proceeds from Sale of Investments	—	39,382
Proceeds from Sale of Assets	450	—
Net Cash Provided by (Used in) Investing Activities - Continuing Operations	(1,097)	13,324
Net Cash Provided by Investing Activities - Discontinued Operations	20,709	8,350
NET CASH PROVIDED BY INVESTING ACTIVITIES	19,612	21,674

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Notes Payable	—	8,500
Payments of Debt Principal	(21,650)	(6,774)
Cash Paid for Debt Issuance Costs	—	(228)
Proceeds from Issuance of Common Stock	4,375	3,005
NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	(17,275)	4,503

NET CHANGE IN CASH	(5,497)	8,218
Cash at Beginning of Period	6,700	217
Cash Reclassed to Discontinued Operations	(3)	(1,735)

CASH AT END OF PERIOD	$1,200	$6,700

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash Paid for Interest	$1,590	$633

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt Principal and Accrued Interest Converted into Common Stock	$75	$5,056
Promissory Note Issued for Severance	$—	$2,100
Fixed Assets in Accounts Payable	$—	$100
Stock Options Exercised on a Net Share Basis	$—	$3
Non-Cash Acquisition of UMBRLA Inc.	$—	$79,032
Non-Cash Capital Expenditures	$—	$2,986
Non-Cash Acquisition of People's	$—	$58,749
Non-Cash Acquisition of Silverstreak	$—	$8,500
Issuance of Shares for Purchase Options	$1,500	$—
Issuance of UMBRLA Holdback Shares	$23	$—

The accompanying notes are an integral part of the consolidated financial statements.

UNRIVALED BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – DESCRIPTION OF BUSINESS

Unrivaled Brands, Inc. (the "Company") a cannabis company with operations in retail, production, distribution, and cultivation operations throughout California, with an emphasis on providing the highest quality of medical and adult use cannabis products. From the acquisition of UMBRLA, the Company has multiple cannabis lifestyle brands. The Company is home to Korova, a brand of high potency products across multiple product categories, currently available in California, Oregon, Arizona, and Oklahoma. With the acquisition of People’s First Choice, the Company operates a premier cannabis dispensary in Orange County, California. The Company also owns dispensaries in California which operate as The Spot in Santa Ana, Blüm in Oakland and Blüm in San Leandro.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to U.S. Securities Exchange Commission (“SEC”) Form 10-K and Regulation S-X of the Securities Act of 1933 and reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”, the Company consolidates any variable interest entity (“VIE”) of which it is the primary beneficiary. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE in which it has a majority ownership interest when it is not considered the primary beneficiary. The Company evaluates its relationships with all the VIEs on an ongoing basis to reassess if it continues to be the primary beneficiary.
All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of operations and cash flows for the years ended December 31, 2022 and 2021 have been included.

Going Concern

The Company has incurred significant losses in prior periods. As of and for the years ended December 31, 2022 and 2021, the Company incurred a pre-tax net loss from continuing operations of $195.63 million and $41.18 million, respectively, and an accumulated deficit of $440.05 million and $250.02 million, respectively. At December 31, 2022, the Company had a consolidated cash balance of $1.20 million. Management expects to experience further net losses in 2023 and in the foreseeable future. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. The Company's future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that the Company will be able to generate enough revenue or raise capital to support its operations.

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

Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not affect net loss, revenues and stockholders’ equity. See "Note 19 - Discontinued Operations” for further discussion regarding discontinued operations.
Trade Receivables
The Company extends non-interest bearing trade credit to its customers in the ordinary course of business which is not collateralized. Accounts receivable are shown on the face of the consolidated balance sheets, net of an allowance for doubtful accounts. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends, in determining the allowance for doubtful accounts. The Company does not accrue interest receivable on past due accounts receivable. The reserve for doubtful accounts was nil and $3.00 million as of December 31, 2022 and 2021, respectively.
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
Notes Receivable
The Company reviews all outstanding notes receivable for collectability as information becomes available pertaining to the Company’s inability to collect. An allowance for notes receivable is recorded for the likelihood of non-collectability. The Company accrues interest on notes receivable based net realizable value. The allowance for uncollectible notes was nil as of December 31, 2022 and 2021.
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
The Company reviews intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, a product recall, or an adverse action or assessment by a regulator. If an impairment indicator exists, we test the intangible asset for recoverability. For purposes of the recoverability test, amortizable intangible assets are grouped with other assets and liabilities at the lowest level of identifiable cash flows if the intangible asset does not generate cash flows independent of other assets and liabilities. If the carrying value of the asset group exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the asset group, the Company will write the carrying value down to the fair value in the period identified.
Intangible assets that have indefinite useful lives (e.g. trade names) are tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount of the asset group exceeds its fair value.
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
Assets Held for Sale
Assets held for sale represent property, equipment, and leasehold improvements less accumulated depreciation as well as any other assets that are held for sale in conjunction with the sale of a business. The Company records assets held for sale in accordance with ASC 360 at the lower of carrying value or fair value less costs to sell. Fair value is the amount obtainable from the sale of the asset in an arm’s length transaction. The reclassification takes place when the assets are available for immediate sale and the sale is highly probable. These conditions are usually met from the date on which a letter of intent or agreement to sell is ready for signing.
Discontinued Operations
A component of an entity is identified as operations and cash flows that can be clearly distinguished, operationally and financially, from the rest of the entity. Under ASC Subtopic 205-20, “Presentation of Financial Statements - Discontinued Operations” (“ASC Subtopic 205-20”), a discontinued operation is a component of an entity that either has been disposed of, or is classified as held for sale and represents a strategic shift that has or will have a major effect on the entity’s operations and financial results, or a newly acquired business or nonprofit activity that upon acquisition is classified as held for sale. Discontinued operations are presented separately from continuing operations in the consolidated Statements of Operations and the Consolidated Statements of Cash Flows. See “Note 19 – Discontinued Operations”. For long-lived assets or disposals groups that are classified as held for sale but do not meet the criteria for discontinued operations, the assets and liabilities are presented separately on the balance sheet of the initial period in which it is classified as held for sale.
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
Disaggregation of Revenue
Please refer to the consolidated statements of operations and "Note 20 - Segment Information" for discussion on revenue disaggregation by segment. The Company believes this level of disaggregation sufficiently depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
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

Advertising Expenses
The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.” Advertising expenses from continuing operations totaled $2.12 million and $1.27 million for the years ended December 31, 2022 and 2021, respectively.
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
Income Taxes
The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”. The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. At December 31, 2021, we have released the valuation allowance due to net deferred tax liability position.
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
Loss Per Common Share
In accordance with the provisions of ASC 260, “Earnings Per Share,” net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the years ended December 31, 2022 and 2021. Therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for all years presented.
Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	Year Ended December 31,
	2022	2021

Common stock warrants	80,881,817	30,677,637
Common stock options	52,821,099	88,251,380
	133,702,916	118,929,017

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

In June 2022, the FASB issued ASU 2022-03, "Fair Value Measurements—Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820)". ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. It also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the effect of adopting this ASU.

NOTE 3 – CONCENTRATIONS OF BUSINESS AND CREDIT RISK
The Company maintains cash balances in several financial institutions that are insured by either the Federal Deposit Insurance Corporation or the National Credit Union Association up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations and it maintains significant cash on hand at certain of its locations. The Company has not historically experienced any material loss from carrying cash on hand. The amount in excess of insured limitations was nil and $5.42 million as of December 31, 2022 and 2021, respectively.
The Company provides credit in the normal course of business to its customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. There were no customers that comprised more than 10.0% of the Company's revenue for the years ended December 31, 2022 and 2021.
The Company sources cannabis products for retail, cultivation and production from various vendors. However, as a result of the new regulations in the State of California, the Company’s California retail, cultivation and production operations must use vendors licensed by the State effective January 1, 2018. As a result, the Company is dependent upon the licensed vendors in California to supply products as of that date. If the Company is unable to enter into a relationship with sufficient members of properly licensed vendors, the Company’s sales may be impacted. During the years ended December 31, 2022 and 2021, the Company did not have any concentration of vendors for inventory purchases. However, this may change depending on the number of vendors who receive appropriate licenses to operate in the State of California.

NOTE 4 – INVENTORY
Raw materials consist of materials and packaging for manufacturing of products owned by the Company. Work-in-progress consists of cultivation materials and live plants grown at Black Oak Gallery and Hegenberger. Finished goods consists of cannabis products sold in retail and distribution. Inventory as of December 31, 2022 and 2021 consisted of the following:

	(in thousands)
	December 31, 2022	December 31, 2021

Raw Materials	$524	$2,258
Work-In-Progress	284	1,077
Finished Goods	1,131	2,845
Total Inventory	$1,939	$6,180

NOTE 5 - ASSETS HELD FOR SALE

Assets held for sale consist of those classified as discontinued operations and those that do not meet the criteria for discontinued operations under ASC 205. See “Note 19 – Discontinued Operations" for further information.

In June 2022, the Company closed Blüm San Leandro and began actively marketing the retail location for sale, which is expected to close within the next year. The assets were classified as held for sale as of the quarters ended June 30, 2022 and September 30, 2022 but did not meet the criteria for discontinued operation under ASC Subtopic 205-20. In December 2022, a change to the plan of sale occurred and the Company reopened Blüm San Leandro. Accordingly, the assets were reclassified as held and used as of December 31, 2022.

On June 18, 2022, the Company entered into a settlement agreement and transferred 100% of the membership interests in the People's dispensary in Los Angeles, CA wherein all operational control and risk of loss was transferred to the original licenseholder and the Company had no further obligations. As consideration received, a promissory note of $1.40 million with the buyer was forgiven. The Company recognized a loss upon sale of assets of $0.38 million for the difference between the aggregate consideration and the book value of the assets as of the disposition date which is recognized in the consolidated statements of operations during the year ended December 31, 2022. As of June 18 2022, all assets and liabilities related to the dispensary were deconsolidated from the consolidated balance sheet. All profits or losses subsequent to June 18, 2022 are excluded from the consolidated statements of operations.

During the fiscal third quarter of 2022, the Company terminated its third-party distribution operations in California and its retail and delivery operations at SilverStreak. In November 2022, the Company received confirmation for the legal dissolution of SilverStreak and the entities related to its distribution operations in the state of California. As a result, all liabilities and existing obligations of the dissolved entities were extinguished. Accordingly, the Company recognized a gain on disposal of assets of $12.69 million during the year ended December 31, 2022 related to the dissolution of entities. See "Note 9 – Goodwill" for additional information.

NOTE 6 – INVESTMENTS
Hydrofarm
On June 16, 2021, the Company completed the disposition of 593,261 shares of common stock of Hydrofarm Holdings Group, Inc. (NASDAQ: HYFM) (“Hydrofarm”) and warrants to purchase 296,630 shares of Hydrofarm common stock at an exercise price of $16.86 per share, for aggregate gross proceeds of $40.76 million in cash pursuant to a Securities Purchase Agreement (the “SPA”) between the Company and two accredited investors. There is no material relationship between the Company or its affiliates and either of the investors other than in respect of the transactions contemplated by the SPA. As of December 31, 2022 and 2021, the Company no longer has an investment in Hydrofarm.
Edible Garden
On March 30, 2020, Edible Garden Corp., a wholly-owned subsidiary of Company, entered into and closed an Asset Purchase Agreement with Edible Garden Incorporated (the “Purchaser”), pursuant to which the Company sold and the Purchaser purchased substantially all of the assets of Edible Garden (the “Business”). The consideration paid for the Business included two option agreements to purchase up to a 20% interest in the Purchaser for a nominal fee. The first option gives the Company the right to purchase a 10% interest in the Purchaser for one dollar at any time between the one and five-year anniversary of the transaction, or at any time should a change in control event or public offering occur. The second option gives the Company the right to purchase an additional 10% interest in the Purchaser for one dollar at any point prior to the five-year anniversary of the transaction. During the year ended December 31, 2021, the Company exercised its options and acquired 5,000,000 shares of the Purchaser's common stock for a nominal fee. During the fourth quarter of 2021, the Company concluded that the investment in Edible Garden was impaired and recorded an impairment charge of $0.33 million, which is included in "Net Income from Discontinued Operations" for the year ended December 31, 2021.
On May 3, 2022, Edible Garden completed a 1-for-5 reverse stock split of its outstanding common stock. As a result, the Company held 1,000,000 shares in Edible Garden. On May 5, 2022, Edible Garden announced the pricing of its initial public offering of 2,930,000 shares of its common stock and accompanying warrants to purchase up to 2,930,000 shares of common stock for an exercise price of $5.00 per share. Each share of common stock was sold together with one warrant at a combined offering price of $5.00, for gross proceeds of approximately $14.70 million. As a result of the initial public offering, the Company reassessed its write down on the investment and recorded a write up to its fair value, which is categorized within the fair value hierarchy as Level 2. In November 2022, the lock-up restriction on the Company's shares in the Purchaser expired and accordingly, the Company's investment transferred from Level 2 to Level 1 fair value measurement. Refer to "Note 21 - Fair Value Measurements" for additional information.

NOTE 7 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
Property, equipment, and leasehold improvements as of December 31, 2022 and 2021 consisted of the following:

	(in thousands)
	December 31, 2022	December 31, 2021

Land and Building	$7,581	$7,787
Furniture and Equipment	1,336	3,205
Computer Hardware	299	348
Leasehold Improvements	8,009	14,357
Vehicles	103	1,027
Construction in Progress	2,565	1,832
Subtotal	19,893	28,556
Less Accumulated Depreciation	(6,893)	(5,392)
Property, Equipment and Leasehold Improvements, Net	$13,000	$23,164
Depreciation expense related to continuing operations was $3.59 million and $2.01 million for the years ended December 31, 2022 and 2021, respectively.
On January 21, 2022, the Company sold its land in Spanish Springs, Nevada for $0.45 million to an unrelated third party.
NOTE 8 – INTANGIBLE ASSETS
Intangible assets as of December 31, 2022 and 2021 consisted of the following:

	(in thousands)
		December 31, 2022			December 31, 2021
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizing Intangible Assets:
Customer Relationships	3 to 5	$7,400	$(7,400)	$—	$7,400	$(7,400)	$—
Trademarks and Patent	2 to 8	4,500	(2,991)	1,509	4,500	(750)	3,750
Operating Licenses	14	12,239	(12,239)	—	100,701	(6,864)	93,837
Total Amortizing Intangible Assets		24,139	(22,630)	1,509	112,601	(15,014)	97,587

Non-Amortizing Intangible Assets:
Trade Names	Indefinite	1,350	—	1,350	32,050	—	32,050
Total Non-Amortizing Intangible Assets		1,350	—	1,350	32,050	—	32,050

Total Intangible Assets, Net		$25,489	$(22,630)	$2,859	$144,651	$(15,014)	$129,637
Amortization expense related to continuing operations was $7.62 million and $3.39 million for the years ended December 31, 2022 and 2021, respectively.
During 2021, the impact of COVID-19 on the retail industry had a negative impact on our revenues and management was forced to limit store operating hours due to the pandemic. Management believes the COVID-19 outbreak will continue to have a material negative impact on the Company’s financial results. These factors, including management’s revised forecast for the future performance of our Black Oak Gallery reporting unit, indicated the carrying value of Black Oak Gallery’s customer relationships and trade name may not be recoverable. Management evaluated the recoverability of the customer relationships using Level 3 inputs and a probability-weighted approach to assess the potential impact of a long-term decline in our existing customer base due to the COVID-19 pandemic. The recoverability test indicated that the book value of customer relationships exceeded fair value. As a result, the Company recognized impairment charges of $0.46 million during the year ended December 31, 2021.

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

In connection with its annual goodwill impairment test on September 30, 2022, the Company noted indicators of impairment of its intangible assets of certain asset groups. Earnings forecast for certain asset groups were revised based on a decrease in anticipated operating profits and cash flows for the next five years as it relates to current market conditions, the economic environment, and delays due to regulatory and licensing issues. The Company used various Level 3 inputs under the market approach to determine the fair value of these asset groups. Accordingly, the Company recorded an impairment loss on intangible assets in the amount of $97.06 million for the three months ended September 2022, which is recorded as a component of impairment expense in the consolidated statements of operations.
NOTE 9 – GOODWILL
Changes in the carrying amount of goodwill during the periods presented were as follows:

(in thousands)
Balance at December 31, 2020	$6,171
Acquisitions	48,132
Impairment Losses	(6,171)
Balance at December 31, 2021	48,132
Impairment Losses	(44,547)
Balance at December 31, 2022	$3,585
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
As a result of the annual goodwill impairment test performed as of September 30, 2021 and completed on December 31, 2021, the Company recorded an impairment loss of $6.17 million for the year ended December 31, 2021 which represented the excess of the carrying value of the Black Oak Gallery reporting unit over the estimated fair value based on a discounted cash flow analysis. The impairment recognizes the impact of COVID-19 on the financial performance of Black Oak Gallery's operations, as well as declines in forecasted revenue and earnings.
During the second quarter of 2022, the Company identified changes in circumstances that would indicate the carrying value of certain reporting units may be impaired. Management performed a preliminary quantitative assessment using a comparison of actual revenues to projections and applied a current discount rate, which resulted in a goodwill impairment loss of $33.63 million.
During the third quarter of 2022, the Company terminated its operations related to SilverStreak and wrote off the carrying amount of the related goodwill in the amount of $10.92 million which is recorded as a component of impairment expense in the consolidated statements of operations. See "Note 5 – Assets Held for Sale" for further information.

For the purpose of the annual impairment test on September 30, 2022, the Company performed a quantitative assessment wherein the fair value of each reporting unit was determined using a guideline public company method and guideline transaction method (market approach). Earnings forecast for certain reporting units were revised based on a decrease in anticipated operating profits and cash flows for the next five years as it relates to current market conditions, the economic environment, and delays due to regulatory and licensing issues. The fair value of each reporting unit was estimated using the expected present value of future cash flows. As a result of its assessment, management noted no additional impairment of goodwill for the remaining reporting units as of December 31, 2022.
The impairment charges relating to goodwill and other assets are presented in the “Impairment Expense” line in the Consolidated Statements of Operations.

NOTE 10 – BUSINESS COMBINATIONS
There were no acquisitions completed during the year ended December 31, 2022. A summary of business combinations completed during the year ended December 31, 2021 is as follows:

	Year Ended December 31, 2021
	UMBRLA, Inc.	People's California	SilverStreak Solutions	Total

Cash Consideration	$—	$24,000	$1,500	$25,500
Note Payable	—	33,749	4,500	38,249
Liability for Holdback Shares	6,465	—	—	6,465
Equity Consideration - Common Stock	52,929	16,000	2,500	71,429
Equity Consideration - Options & Warrants	20,428	—	—	20,428
Less: Cash Transferred	(1,290)	(994)	(25)	(2,309)
Total Consideration	$78,532	$72,755	$8,475	$159,762

Assets Acquired:
Accounts Receivable	$3,772	$—	$—	$3,772
Inventory	6,532	662	214	7,408
Prepaid Expenses & Other Assets	1,543	74	6	1,623
Notes Receivable	750	—	—	750
Property, Equipment and Leasehold Improvements	1,450	554	257	2,261
Right-of-Use Asset	460	2,105	—	2,565
Intangible Assets	71,890	54,010	161	126,061
Other Long-Term Assets	3	—	—	3
Total Assets Acquired	86,400	57,405	638	144,443

Liabilities Assumed:
Accounts Payable & Accrued Liabilities	15,849	2,586	1,517	19,952
Lease Liabilities	460	2,105	—	2,565
Notes Payable	5,470	—	—	5,470
Deferred Tax Liabilities	499	954	14	1,467
Uncertain Tax Position / Taxes Payable	1,806	—	1,553	3,359
Total Liabilities Assumed	24,084	5,645	3,084	32,813

Estimated Fair Value of Net Assets Acquired	62,316	51,760	(2,446)	111,630

Estimated Goodwill	$16,216	$20,995	$10,921	$48,132

Pro Forma Net Income (Loss) (1)				$(36,454)
Pro Forma Revenues (1)				$95,867
(1) Supplemental information on an unaudited pro-forma basis is reflected as if the acquisitions had occurred on January 1, 2021, after giving effect to certain pro-forma adjustments primarily related to the amortization of acquired intangible assets. The unaudited pro-forma supplemental information is based on estimates and assumptions that the Company believes are reasonable. The supplemental unaudited pro-forma financial information is presented for comparative purposes only and is not necessarily indicative of what the Company’s financial position or results of operations actually would have been had the Company completed the acquisitions at the dates indicated, nor is it intended to project the future financial position or operating results of the Company as a result of the Purchase Agreement.

UMBRLA, Inc.
On July 1, 2021, the Company completed the acquisition of UMBRLA, Inc. Pursuant to Articles of Merger filed by the Company with the Nevada Secretary of State, which became effective upon filing on July 1, 2021. UMBRLA became a wholly-owned subsidiary of the Company. The acquisition of UMBRLA was accounted for in accordance with ASC 805-10, “Business Combinations.” The preliminary allocation of the purchase price was based upon a preliminary valuation, and the Company’s estimates and assumptions of the assets acquired and liabilities assumed were subject to change within the measurement period pending the finalization of a third-party valuation. The multi-period excess earnings method, an income approach, was utilized to estimate the fair value of UMBRLA customer relationships and licenses. The relief-from-royalty method, an income approach, was utilized to estimate the fair value of UMBRLA trade name.
Consideration for the merger consisted of 191,772,781 shares of common stock issued on the acquisition date, 23,424,674 shares of common stock reserved for issuance in one year, and the assumption of all of UMBRLA’s stock options and warrants outstanding as of July 1, 2021.
For the fiscal year ended December 31, 2021, the Company recognized $21.50 million of revenue and a net loss of $6.88 million from UMBRLA. In the view of management, goodwill reflects the future cash flow expectations for UMBRLA market position in the cannabis industry, synergies and the assembled workforce. Goodwill recorded for the UMBRLA transaction is non-deductible for tax purposes.
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
Consideration is comprised of (i) $1,500,000) in cash, (ii) 9,051,412 shares of restricted common stock, par value $0.001 per share, which i equal to the quotient obtained by (a) $2,500,000, by (b) the volume-weighted average price of the Purchaser Shares as reported through Bloomberg for the ten (10) consecutive trading days ending on the business day prior to the Closing, (iii) $2,000,000 in unsecured promissory notes with an interest rate of 3% and due six months after the Closing, and (iv) $2,500,000 in unsecured promissory notes with an interest rate of 3% and due twelve months after the Closing (the “Twelve-Month Notes”).
NOTE 11 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following:

	(in thousands)
	December 31, 2022	December 31, 2021

Accounts Payable	$12,990	$15,629
Tax Liabilities	1,018	4,865
Accrued Payroll and Benefits	628	1,327
Current Lease Liabilities	1,996	3,041
Accrued Interest	2,113	833
Other Accrued Expenses	665	4,543

Total Accounts Payable and Accrued Expenses	$19,410	$30,238

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

The Company occupies office and other facilities under lease agreements that expire at various dates. In addition, office, production and transportation equipment are leased under agreements that expire at various dates. The Company does not have any significant finance leases. Total operating lease costs were $4.63 million and $2.77 million for the years ended December 31, 2022 and 2021, respectively. Short-term lease costs during the 2022 and 2021 fiscal years were not material.
As of December 31, 2022 and 2021, short term lease liabilities of $2.00 million and $3.04 million are included in “Accounts Payable and Accrued Expenses” on the consolidated balance sheets, respectively. The table below presents total operating right-of-use assets and lease liabilities as of December 31, 2022 and 2021:

	(in thousands)
	December 31, 2022	December 31, 2021
Operating Lease Right-of-Use Assets	$13,946	$23,978
Operating Lease Liabilities	$15,084	$23,950
The table below presents the maturities of operating lease liabilities as of December 31, 2022:

Year Ending December 31,	(in thousands)
2023	$2,722
2024	2,817
2025	2,353
2026	1,891
2027	1,831
Thereafter	8,934
Total Lease Payments	20,548
Less: Discount	(5,464)
Total Operating Lease Liabilities	$15,084
The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets:

	December 31, 2022	December 31, 2021
Weighted Average Remaining Lease Term (Years)	8.50	9.20
Weighted Average Discount Rate	11.7%	11.5%

NOTE 13 – NOTES PAYABLE
Notes payable consists of the following:

	(in thousands)
	December 31, 2022	December 31, 2021
Promissory note dated January 18, 2018, issued for the purchase of real property. The promissory note was collateralized by the land and building purchased and matured January 18, 2022. The promissory note bears interest at 12.0% for year one and escalates 0.5% per year thereafter.	—	$6,500
Promissory note dated May 4, 2020, issued to Harvest Small Business Finance, LLC, an unaffiliated third party. Loan was part of the Paycheck Protection Program ("PPP Loan") offered by the U.S. Small Business Administration. The interest rate on the note was 1.0%. The note required interest and principal payments seven months from July 2020. The note matured on May 4, 2022.	14	562
Unsecured promissory note dated January 22, 2021, issued to Michael Nahass (a related party), which matured January 25, 2022, and bore interest at a rate of 3.0% per annum.	—	1,050
Convertible promissory note dated January 25, 2021, issued to accredited investors, which matured July 22, 2022 and bears interest at a rate of 3.0% per annum. The conversion price is $0.175 per share.	3,450	3,500
Promissory note dated July 27, 2021, issued to Arthur Chan, which matures July 26, 2024, and bears interest at a rate of 8% per annum.	2,500	2,500
Senior Secured Promissory Note dated November 22, 2021 issued to Dominion Capital LLC, which matured on February 22, 2022 and bore interest at a rate of 12.0% per annum.	—	2,500
Unsecured promissory note dated December 28, 2022 due to a related party. The interest rate on the note is 1% and matures on December 28, 2027.	154	90
Promissory note dated June 1, 2020, issued as part of the Paycheck Protection Program ("PPP Loan") offered by the U.S. Small Business Administration. The interest rate on the note is 1.0%. The note matured on June 1, 2022.	—	—
Line of credit agreement entered on March 31, 2021, which matured on March 31, 2022 and bore interest of 2.9% per 30 days.	—	4,500
Promissory note dated October 1, 2021, issued to Sterling Harlan as part of the SilverStreak Solutions acquisition. The interest rate on the note was 3%. The note matured on April 1, 2022.	2,000	2,000
Promissory note dated October 1, 2021, issued to Sterling Harlan as part of the SilverStreak Solutions acquisition. The interest rate on the note is 3%. The note matured on October 1, 2022.	2,500	2,500
Secured promissory note dated November 22, 2021 issued to People's California, LLC, which matures on November 22, 2023 and bears interest at a rate of 8% per annum. Payments due include $2.00 million plus accrued interest for the first twelve months followed by payments of $1.00 million plus accrued interest until maturity.	21,569	28,569
Promissory note dated May 1, 2019, assumed by the Company on July 1, 2021 in connection with the purchase of real property, from a related party. The note matures on May 15, 2039 and bears interest at a rate of 9.89% per annum.	2,882	2,954
Notes Payable - Promissory Notes	$35,069	$57,225
Vehicle Loans	76	178
Less: Short-Term Debt	(29,662)	(45,451)
Less: Debt Discount	(669)	(1,946)
Net Long-Term Debt	$4,814	$10,006

Scheduled maturities of debt as of December 31, 2022 are as follows:

Year Ending December 31,	(in thousands)
2023	$29,662
2024	2,505
2025	5
2026	5
2027	159
Thereafter	2,809

Total Future Principal Repaymets	$35,145

During the years ended December 31, 2022 and 2021, the Company converted debt and accrued interest into 294,452 and 24,939,780 shares of the Company’s common stock, respectively. See “Note 15 – Stockholders' Equity" for further information.

Series A Preferred Stock Purchase Agreement

On January 22, 2021, the Company entered into a Series A Preferred Stock Purchase Agreement with Michael A. Nahass, pursuant to which the Company agreed to purchase from Mr. Nahass the four shares of the Company’s Series A Preferred Stock held by Mr. Nahass for an aggregate purchase price of $3.10 million, of which (i) $1.00 million was paid in cash, (ii) $1.05 million was paid in the form of an unsecured promissory note bearing interest at the rate of 3% and matured on July 25, 2021 and (iii) $1.05 million was paid in the form of an unsecured promissory note bearing interest at the rate of 3% and matured on January 25, 2022. On February 8, 2022, the Company paid the outstanding principal and interest on the $1.05 million promissory note held by Mr. Nahass. This payment satisfied the obligation and retired the note.
Mortgages
Carnegie Mortgage
On November 22, 2017, the Company entered into a $4.50 million promissory note for the purchase of land and a building in California with a third-party creditor. The promissory note is collateralized by the land and building purchased and matures on December 1, 2020. The interest rate for the first year is 12.0% and increases 0.5% per year through 2021. The full principal balance and accrued interest were paid upon sale of the real estate during the year ended December 31, 2021.
Dyer Mortgage
On January 18, 2018, the Company entered into a $6.50 million promissory note for the purchase of land and a building in Santa Ana, CA (the "Dyer Property"). The interest rate for the first year was 12.0% and increased 0.5% per year, up to 13.0%, through 2021. Payments of interest are due monthly, while the principal balance is due at maturity. On January 7, 2021, the Company amended the terms of the promissory note to extend the maturity date from January 18, 2021 to January 18, 2022 upon which the Company paid a 1% amendment fee.
On November 22, 2021, the Company issued a senior secured promissory note to Dominion Capital LLC in the amount of $2.50 million, which matured on February 22, 2022 and bore interest at a rate of 12% per annum. As a result of the sale of the Dyer Property on February 10, 2022, the Company retired a total of $9.00 million in outstanding debt related to the Dyer Property. See “Note 19 – Discontinued Operations" for further information.
4th Street Mortgage
On October 5, 2018, the Company entered into a $1.60 million promissory note for the purchase of a building in Nevada with a third-party creditor. The promissory note is collateralized by the building purchased and matures in October 5, 2021. The interest rate for the first year is 12.0% and increases 0.5% per year through 2020. Payments of interest only are due monthly, while the full principal balance is due at maturity. The full principal balance and accrued interest were paid upon sale of the real estate during the year ended December 31, 2021.

2018 Master Securities Purchase Agreement and Convertible Promissory Notes
In March 2018, the Company entered into the 2018 Master Securities Purchase Agreement with an accredited investor pursuant to which the Company sells to the accredited investor 7.5% Senior Convertible Promissory Notes in eight tranches averaging $5.00 million, for a total of $40.00 million. The Company converted $1.98 million of convertible notes into the Company’s common stock during the year ended December 31, 2021. As of December 31, 2022 and 2021, $3.45 million and $3.50 million of principal remains outstanding, respectively.
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

Amendment of Existing Senior Convertible Promissory Notes and Securities Purchase Agreement

On January 25, 2021, the Company entered into several agreements with an accredited investor (the “Lender”) that holds the promissory notes under the 2018 Securities Purchase Agreement. The amendments, among other things, (1) extended the maturity date of the June 2019 Note from January 26, 2021 to December 31, 2022 and (2) extended the maturity date of the October 2019 Note from April 21, 2021 to December 31, 2022. In connection with the Note Amendments, the Company issued to the Lender warrants to purchase 5,000,000 shares of the Company’s common stock (the “Old Note Warrants”) at an exercise price of $0.01 per share. The Old Note Warrants are exercisable at any time before the close of business on June 25, 2026. The Old Note Warrants contain cashless exercise provisions and, to the extent not previously exercised, will be automatically exercised via cashless exercise on June 25, 2026.

In conjunction with the above amendments, the Company entered into a Securities Purchase Agreement with certain accredited investors (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers $3.50 million in aggregate principal amount of the Company’s senior convertible promissory notes (the “Notes”) and warrants to purchase shares of the Company’s common stock (the “Warrants”), exercisable at any time before the close of business on June 25, 2026. The Warrants are comprised of 15,000,000 “A Warrants” with an exercise price of $0.01 per share and 15,000,000 “B Warrants” with an exercise price of $0.2284 per share.

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

Management performed an analysis to determine the appropriate accounting treatment of the above transactions and concluded (1) a troubled debt restructuring had not occurred, and (2) as the total change in cash flows was greater than 10% of the carrying value of the debt, the transactions should be treated as a debt extinguishment for accounting purposes. A loss on extinguishment of debt of $5.98 million, equal to the difference between the carrying value of the old debt and the reacquisition price, was recognized for the year ended December 31, 2021.

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

Payroll Protection Program (“PPP”) Loans: In May 2020, UMBRLA received loans under the Paycheck Protection Program offered by the U.S. Small Business Administration (“SBA”) of which $0.30 million remained outstanding on the acquisition date. The loan proceeds are available to be used to pay for payroll costs, including salaries, commissions and similar compensation, group health care benefits, rent, utilities and interest on certain other outstanding debt. The interest rate on the PPP Loans is a fixed rate of 1% per annum. The Company is required to make principal and interest payments in monthly installments. The PPP loans mature in the second quarter of 2022. The PPP Loans include events of default. Upon the occurrence of an event of default, the lender will have the right to exercise remedies against the Company, including the right to require immediate payment of all amounts due under the PPP Loans. As of December 31, 2022, the PPP loans were forgiven

Related Party Promissory Note: On January 1, 2021, UMBRLA issued an unsecured promissory note with a principal balance of $0.20 million to a related party. No interest accrues on the note, except in the case of default, when the note bears 4.0% of interest. Principal payments on the note are due in monthly installments. As of December 31, 2022 and 2021, the outstanding principal on the note was $0.15 million and $0.09 million, respectively.

Debt Assumed in the Acquisition of People's Choice

During the year ended December 31, 2021, in connection with the acquisition of People's Choice, the Company issued a secured promissory note in a principal amount of $30.60 million as partial consideration under the purchase agreement. The note accrues interest on the basis of a 360-day year at a fixed rate of 8% per annum and matures on November 22, 2023. The Company agreed to pay the principal balance on the note in monthly installments, commencing on December 1, 2021. The note, of which $21.57 million and $28.57 million remained outstanding as of December 31, 2022 and 2021. The unamortized discount on the note was $0.67 million and $1.95 million as of December 31, 2022 and 2021, respectively.

On January 1, 2021, People’s First Choice, LLC issued an unsecured promissory note with a principal balance of $5.00 million to a related party. Interest on the note accrues at a rate of 10.0% per annum, compounded quarterly. The note matures on June 30, 2022. The Company may prepay the note in whole or in part without premium or penalty, provided that any partial payment shall first be credited first to interest then due and payable. The note was fully repaid as of December 31, 2021.

On April 8, 2022, the Company and People's California, LLC agreed to amend a portion of the November 22, 2021 Closing Documents (Primary Membership Interest Purchase Agreement, Secondary Membership Interest Purchase Agreement, Secured Promissory Note, and other ancillary agreements). On April 11, 2022, the Company paid $3.00 million upon execution of the amendment and was to pay $5.00 million by June 1, 2022, or June 30, 2022 if the Company obtained debt financing approved by People’s, to satisfy all financial obligations that would be owing as of June 30, 2022. People’s declined to approve the debt financing obtained by the Company, and the Company did not make the $5.00 million payment. See "Note 23 – Commitments and Contingencies" and "Note 24 – Subsequent Events" for information on related litigation matters.

Debt Assumed with Purchase of Halladay Holding, LLC.

On July 1, 2021, the Company entered into a Membership Interest Purchase Agreement with Nicholas Kovacevich and Dallas Imbimbo, who are Directors of the Company, pursuant to which the Company acquired 100% of the outstanding membership interests in Halladay Holding, LLC from Mr. Kovacevich and Mr. Imbimbo. Halladay Holding, LLC is the owner of real property located at 3242 S. Halladay Street, Santa Ana, CA 92705, where the Company operates a cannabis dispensary and maintains its principal office space. Upon consummation of the agreement, the Company assumed a mortgage, which had an outstanding balance of $2.88 million and $2.95 million as of December 31, 2022 and 2021, respectively. The loan, which accrues interest at a rate of 9.89% per annum, matures on May 1, 2039.
Debt Assumed in the Acquisition of SilverStreak Solutions, Inc.

On October 1, 2021, in connection with the acquisition of SilverStreak, the Company issued (i) a $2,000,000 unsecured promissory note, with an interest rate of 3% per annum and a maturity date six months after closing of the purchase, and (ii) a $2,500,000 unsecured promissory note with an interest rate of 3% per annum and a maturity date of twelve months after the closing of the transaction.
Additional Financing Arrangements
On December 30, 2019, the Company issued a promissory note to Matthew Lee Morgan Trust (a related party), which matures on January 30, 2021. The note accrues interest at a rate of 10% per annum. The note was converted into 1,428,571 shares of the Company’s common stock in January 2021.
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
On November 22, 2021, the Company issued a senior secured promissory note to Dominion Capital LLC in the amount of $2.50 million, which matured on February 22, 2022 and bears interest at a rate of 12% per annum.

NOTE 14 – EQUITY
Preferred Stock
On January 22, 2021, the Company entered into a Resignation and Release Agreement and a Series A Preferred Stock Purchase Agreement with Michael A. Nahass. Mr. Nahass agreed to resign from his positions as a director, executive officer and employee of the Company, and the Company agreed to purchase from Mr. Nahass the four shares of the Company’s Series A Preferred Stock held by Mr. Nahass for an aggregate purchase price of $3.1 million, of which (i) $1.0 million was paid in cash, and $2.1 million was paid in the form of promissory notes. The Company recorded severance expense equal to the fair value of consideration paid to Mr. Nahass during the year ended December 31, 2021.

On January 22, 2021, the Company entered into a Resignation and Release Agreement with Derek Peterson, pursuant to which Mr. Peterson agreed to resign from his positions as a director, executive officer and employee of the Company effective immediately upon the Company’s closing of a private placement in the amount of not less than $3.5 million which occurred on January 25, 2021. In addition, the Company extended the time within which vested common stock options held by Mr. Peterson may be exercised to 150 days after the date of resignation.

Mr. Peterson agreed to the cancellation of his Series A Preferred Stock through conversion into 16,485,714 shares of common stock and, in consideration of the conversion, was issued 4,945,055 warrants to purchase common stock, expiring in June 2026, with an exercise price of $0.01 per share, which are subject to a one-year lockup with registration rights. The Company recorded severance expense equal to the fair value of consideration paid to Mr. Peterson during the year ended December 31, 2021.

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

In December 2022, the Company filed a Certificate of Designation of Rights, Privileges, Preferences, and Restrictions to establish a new class of preferred shares, the Series V Preferred Stock. The number of authorized shares of Series V Preferred Stock is 25,000,000 shares. Each share of Series V Preferred Stock is convertible into ten shares of Common Stock at any time from and after the first anniversary of the issuance date. Each share of Series V Preferred Stock will automatically be converted into ten fully paid and nonassessable shares of Common Stock on the second anniversary of the date on which the holder’s shares of Series V Preferred Stock were issued. The Series V Class of Preferred Stock have a one-year lock-up and have a two times voting right which automatically expires in two years. Purchasers agreed to enter into a voting agreement assigning their voting rights to Sabas Carrillo, the Company's Chief Executive Officer.
Common Stock
The Company authorized 990,000,000 shares of common stock with $0.001 par value per share. As of December 31, 2022 and 2021, 679,513,556 and 498,546,295 shares of common stock were outstanding, respectively.
On February 1, 2022, the Company granted 294,452 shares of common stock to Apollo Management Group, Inc. in exchange for the $0.05 million convertible promissory note that Apollo Management Group, Inc. held and the related accrued interest. The fair value of the shares was $0.08 million.

During the year ended December 31, 2022, the Company issued 4,759,708 common shares for the cashless exercise of warrants and 146,212 common shares for the exercise of stock options.

During the year ended December 31, 2022, the Company issued 2,100,000 and 943,128 common shares to employees and directors, respectively. As a result, the Company recorded stock compensation of $0.35 million and $0.21 million, respectively, for the year ended December 31, 2022.

During the year ended December 31, 2022, the Company issued 16,906,230 common shares to third-party service providers. As a result, the Company recorded $0.68 million of stock-based compensation expense for services for the nine months ended September 30, 2022. See "Note 22 - Related Party Transactions" for further information on common shares issued to a related party for services during the year ended December 31, 2022.

During the year ended December 31, 2022, the Company issued 23,424,674 of the holdback common shares to the sellers of the UMBRLA acquisition pursuant to the original acquisition agreement.

During the year ended December 31, 2022, the Company issued 25,000,000 of common shares for $4.38 million of cash. The issued shares were restricted.

On December 30, 2022, the Company entered into a binding letter of intent with third parties pursuant to which the Company intend to negotiate and enter into Management Services Agreements to operate two dispensaries located in Oakland, CA and Redding, CA. Pursuant to the terms of the letter of intent, the Company issued 107,142,857 common shares equivalent to an aggregate total of $1.50 million as a deposit towards the option to purchase the dispensaries. The fair value of the common shares issued will be applied to the purchase price at time of of purchase. If such purchase does not occur, the Company will forfeit the deposits. As a result, the Company recorded a deposit of $1.50 million which is presented in "Other Assets" on the consolidated balance sheet as of December 31, 2022.
Treasury Stock
During the year ended December 31, 2021, the Company acquired 8 shares of Series A Preferred stock as part of the resignation and release agreements entered into with Mr. Nahass and Mr. Peterson, as described above. The shares were recorded at fair market value as of the date the agreements were executed.

NOTE 15 – STOCK-BASED COMPENSATION
Equity Incentive Plans
In the first quarter of 2016, the Company adopted the 2016 Equity Incentive Plan. In the fourth quarter of 2018, the Company adopted the 2018 Equity Incentive Plan. In July 2021, the Company assumed the 2019 Equity Incentive Plan as part of the acquisition of UMBRLA. The following table contains information about both plans as of December 31, 2022:

	Awards Reserved for Issuance	Awards Exercised	Awards Outstanding	Awards Available for Grant

2016 Equity Incentive Plan	999,906	—	499,953	499,953
2018 Equity Incentive Plan	29,920,933	4,022,133	13,326,509	12,572,291
2019 Equity Incentive Plan	61,109,696	34,884	37,617,531	23,457,281

Stock-Based Compensation Expense
The following table sets forth the total stock-based compensation expense resulting from stock options and restricted grants of common stock to employees, directors and non-employee consultants in the consolidated statement of operations which are included in selling, general and administrative expenses:

	(in thousands, except for number of shares or options) For the Year Ended
	December 31, 2022		December 31, 2021
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense	Number of Shares or Options Granted	Stock- Based Compensation Expense

Stock Options	1,075,001	$3,659	89,930,019	$2,415

Stock Grants:
Employees (Common Stock)	2,100,000	352	250,000	68
Directors (Common Stock)	943,128	213	1,917,837	495
Non–Employee Consultants (Common Stock)	16,906,230	695	4,556,603	1,079

Total Stock–Based Compensation Expense		$4,919		$4,057

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

On April 12, 2022, the Company and Mr. Knuettel agreed to terms on a separation agreement. The Company agreed to pay Mr. Knuettel 50% of his annual base salary and continue his medical benefits for a period of six months. Mr. Knuettel's unvested shares and options vested immediately. As part of this separation agreement, Mr. Knuettel resigned as a director of the Company in March 2022.

On April 14, 2022, the Company and Dallas Imbimbo, an advisor to the Company and a director of the Company, agreed to terms on a separation agreement. The Company agreed to vest 100% of Mr. Imbimbo's restricted common stock granted pursuant to the advisor agreement with Mr. Imbimbo. The Company agreed to vest 100% of the options to purchase shares of the Company's common stock granted as part Mr. Imbimbo's Independent Director Agreement. The Company will pay Mr. Imbimbo $0.08 million in cash compensation. As part of this separation agreement, Mr. Imbimbo resigned as a director of the Company and as an Advisor to the Company in April 2022.

During the year ended December 31, 2022, the Company issued 16,181,230 shares of common stock to Adnant, LLC as compensation for its services and recorded stock-based compensation expense of $1.57 million for such shares. See "Note 22 - Related Party Transactions" for further information.
Stock Options
The following table summarizes the Company’s stock option activity and related information for the years ended December 31, 2022 and 2021:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In- the-Money Options

Options Outstanding as of December 31, 2020	17,492,830	$0.41
Granted	88,627,220	$0.23
Exercised	(3,910,805)	$—
Forfeited	(13,547,745)	$0.15
Expired	(410,120)	$0.41
Options Outstanding as of December 31, 2021	88,251,380	$0.20
Granted	1,075,001	$0.14
Exercised	(146,212)	$0.07
Forfeited	(19,365,073)	$0.13
Expired	(16,993,997)	$0.17
Options Outstanding as of December 31, 2022	52,821,099	$0.23	7.9 years	$2,846
Options Exercisable as of December 31, 2022	36,825,119	$0.27	7.6 years	$—
The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price of $0.01 on December 31, 2022 and the exercise price of options, multiplied by the number of options. As of December 31, 2022 and 2021, total unrecognized stock-based compensation was $1.08 million and $7.97 million, respectively, which are expected to be recognized over a weighted-average period of approximately 1.6 years and 1.6 years.
The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following weighted-average assumptions were used to calculate stock-based compensation:

	Year Ended December 31,
	2022	2021
Expected Term	5.2 years	5 years
Volatility	103.0%	106.7%
Risk-Free Interest Rate	0.9%	0.8%
Dividend Yield	0%	0%
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

NOTE 16 – WARRANTS
The following table summarizes warrant activity for the years ended December 31, 2022 and 2021:

	Warrants	Weighted- Average Exercise Price

Warrants Outstanding as of December 31, 2020	1,076,555	$1.99
Issued	85,336,515	$0.08
Exercised	(586,198)	$0.07
Warrants Outstanding as of December 31, 2021	85,826,872	$0.22
Exercised	(4,945,055)	$0.01
Warrants Outstanding as of December 31, 2022	80,881,817	$0.11
The weighted-average exercise price and weighted-average fair value of the warrants granted by the Company during the year ended December 31, 2021 were as follows:

	Weighted- Average Exercise Price	Weighted- Average Fair Value

Warrants Granted Whose Exercise Price Exceeded Fair Value at the Date of Grant	$0.08	$0.21
Warrants Granted Whose Exercise Price Was Equal or Lower Than Fair Value at the Date of Grant	$—	$—
The Company estimated the fair value of the warrants issued during the year ended December 31, 2021 utilizing the Black-Scholes option-pricing model with the following weighted-average inputs:

Year Ended December 31, 2021
Expected Term	3.8
Volatility	112.6%
Risk-Free Interest Rate	0.2%
Dividend Yield	—%

NOTE 17 – VARIABLE INTEREST ENTITY ARRANGEMENTS
On October 26, 2017, the Company entered into operating agreements with NuLeaf, Inc. and formed NuLeaf Sparks Cultivation, LLC and NuLeaf Reno Production, LLC (collectively, “NuLeaf”) to build and operate cultivation and production facilities for the Company's IVXX brand of cannabis products in Nevada. Under the terms of the agreements, the Company remitted to NuLeaf an upfront investment of $4.50 million in the form of convertible loans bearing an interest rate of 6% per annum. Upon state and local approval in July 2018, the notes receivable balance was converted into a 50% ownership interest in NuLeaf. The investment in NuLeaf was initially recorded at cost and accounted for using the equity method.
In February 2019, the Company amended and restated the NuLeaf agreements and obtained control of the operations of NuLeaf. The Company determined these entities are variable interest entities in which the Company is the primary beneficiary by reference to the power and benefits criterion under ASC 810, “Consolidation.” The provisions within the amended agreement granted the Company the power to manage and make decisions that affect the operation of these entities. As the primary beneficiary of NuLeaf, the Company began consolidating the accounts and operations of these entities on March 1, 2019. All intercompany transactions were eliminated in the consolidated financial statements.
In November 2021, Nuleaf entered a definitive agreement with Jushi Holdings Inc to acquire NuLeaf, Inc., together with its subsidiaries and affiliated companies and the Company classified the Nuleaf operations as classified as held for sale as of December 31, 2021. The transaction closed in April 2022 and the Nuleaf operations are classified as discontinued operations for all periods presented. See "Note 19 - Discontinued Operations" for further information.
During the years ended December 31, 2022 and 2021, revenue attributed to NuLeaf was $2.81 million and $12.90 million, respectively, and net loss attributed to NuLeaf was $8.19 million and $0.69 million, respectively, which are included in discontinued operations. The aggregate carrying values of assets and liabilities related to NuLeaf, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows:

(in thousands)
December 31, 2021
Current Assets:
Cash	$1,544
Accounts Receivable, Net	1,553
Inventory	1,359
Prepaid Expenses and Other Current Assets	39
Total Current Assets	4,495

Property, Equipment and Leasehold Improvements, Net	5,099
Other Assets	295
TOTAL ASSETS	$9,889

Liabilities:
Total Current Liabilities	$350
Total Long-Term Liabilities	184

TOTAL LIABILITIES	$534

NOTE 18 – TAX EXPENSE
The provision for income taxes consisted of the following for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
Current:
Federal	$3,339	$107
State	—	860
Total Current Tax Expense	3,339	967

Deferred:
Federal	$1,073	$1,112
State	(7,196)	(277)
Total Deferred Tax Expense	(6,123)	835

TOTAL TAX PROVISION	$(2,784)	$1,802
The components of deferred income tax assets and (liabilities) are as follows:

	Year Ended December 31,
	2022	2021
Deferred Income Tax Assets:
Fixed Assets	$208	$—
Accrued Expenses	22	58
Net Operating Losses	4,030	5,010
Total	4,260	5,068

Deferred Income Tax Liabilities:
Fixed Assets and Intangibles	—	(11,094)
Leases	(134)	(96)
Total	(134)	(11,190)

Valuation Allowance	(4,126)	—
Net Deferred Tax Assets (Liabilities)	$—	$(6,122)
The net deferred tax liability as of December 31, 2022 is associated with the Company's continuing operations.

The reconciliation between the Company’s effective tax rate and the statutory tax rate is as follows:

	Year Ended December 31,
	2022	2021

Expected Income Tax Benefit at Statutory Tax Rate, Net	$(41,039)	$(6,385)
Changes in Income Taxes Resulting From:
State Taxes (Net of Federal Tax Benefits)	(10,036)	9,937
Decrease in Valuation Allowance	4,126	(14,375)
Gain/Loss on Extinguishment of Debt	—	1,255
Non-Deductible 280E	5,339	5,421
Goodwill impairment	9,355	1,296
Debt Discount	274	239
Pass through and Managed	1,725	308
Disposal of Depreciable Assets	2,820	—
Impairment of Intangibles	25,024	—
Prior Year Adjustments and Other	(372)	4,106
Reported Income Tax Expense (Benefit)	$(2,784)	$1,802
For the years ended December 31, 2022 and 2021, the Company had subsidiaries that produced and sold cannabis or cannabis pure concentrates, subjecting the Company to the limits of Internal Revenue Code (“IRC”) Section 280E. Pursuant to IRC Section 280E, the Company is allowed only to deduct expenses directly related to sales of product. The State of California does not conform to IRC Section 280E and, accordingly the Company is allowed to deduct all operating expenses on its California income tax returns. As the Company files consolidated federal income tax returns, the taxable income generated from its subsidiaries subject to IRC Section 280E has been offset by losses generated by operations not subject to IRC Section 280E.
As of December 31, 2022, the Company had federal net operating loss carryforwards of $9.0 million, which do not expire, but are limited in utilization against 80% of taxable income. As of December 31, 2022, the Company had state net operating loss carryforwards of $24.3 million, which begin to expire in 2038. These tax attributes are subject to an annual limitation from equity shifts, which constitute a change of ownership as defined under IRC Section 382, which will limit their utilization. Management completed an analysis of our owner shifts and believe we underwent ownership changes as defined by Section 382 on May 7, 2018 and July 1,2021. Net operating loss carryforwards have been reduced to reflect the maximum amount available subject to these limitations.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. As of December 31, 2022, we have determined that a valuation allowance is required due to our net deferred tax asset position. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased.
The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. All tax years are subject to examination. The income tax returns for the years ended December 31, 2020 and 2019 related to People's First Choice, LLC is under examination, which is expected to begin in fiscal year 2023.
Under ASC 740-10, "Income Taxes", we periodically review the uncertainties and judgments related to the application of complex income tax regulations to determine income tax liabilities in several jurisdictions. We use a “more likely than not” criterion for recognizing an asset for unrecognized income tax benefits or a liability for uncertain tax positions. We have determined we have unrecognized liabilities in the amount of $1.8 million related to uncertain tax positions for IRC Section 280E as of December 31, 2022 and 2021. We do not anticipate any significant changes in such uncertainties and judgments during the next twelve months. We settled prior year positions with adjustments to previously filed income tax returns.

NOTE 19 – DISCONTINUED OPERATIONS
NuLeaf
On November 17, 2021, Medifarm III, LLC (“Medifarm III”), a wholly-owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement with NuLeaf, Inc., a Nevada corporation (“NuLeaf”) wherein Medifarm III agreed to sell its fifty percent (50%) of the outstanding membership interests of each of NuLeaf Reno Production, LLC (“NuLeaf Reno”) and NuLeaf Sparks Cultivation, LLC (“NuLeaf Sparks”) to NuLeaf, which owned the remaining fifty percent (50%) of the membership interests of NuLeaf Reno and NuLeaf Sparks, for aggregate consideration of $6.50 million in cash. The transaction closed in April 2022 and the Company recognized a gain of $2.05 million for the difference between the aggregate consideration and the book value of the assets as of the disposition date, less direct costs to sell, for the year ended December 31, 2022.
Nevada Dispensaries
During fiscal year 2019 and 2020, the Company entered into Asset Purchase Agreements with unrelated third parties to sell substantially all of the assets of the Company related to the Company's dispensaries located at:

•1130 E. Desert Inn Road, Las Vegas, NV 89109;
•1085 S. Virginia St., Suite A, Reno, NV 89502; and
•3650 S. Decatur Blvd., Las Vegas, NV 89103.

The dispensaries are collectively referred to as the "Nevada dispensaries". The transactions for the sale of the Nevada dispensaries closed upon receiving all required government approvals during the fourth quarter ended December 31, 2021. The Company recognized an aggregate gain of $12.83 million upon sale of the Nevada dispensaries, equal to the difference between the consideration paid and the book value of the assets as of the disposition date, less direct costs to sell, and reflected such gain in income from discontinued operations for the year ended December 31, 2021.

Oregon Operations

On December 28, 2022, the Company entered into a Stock Purchase and Sale Agreement pursuant to which the Company sold all of its equity interests in LTRMN, Inc., which conducts cannabis distribution and wholesale activities in Oregon, for an aggregate purchase price of $0.25 million. The purchase price was paid in the form of a secured promissory note at a rate of 8.0% per annum due and payable on the third anniversary of the date of issuance. However, upon a final and binding settlement of certain ongoing litigation that is approved by UMBRLA, the purchase price shall be automatically revised to be $0 and the promissory note shall be deemed paid and satisfied in-full.

On December 28, 2022, the Company entered into a Membership Interest Purchase and Sale Agreement pursuant to which the Company sold its 50% equity interests in Psychonaut Oregon, LLC (“Psychonaut”) to Joseph Gerlach for an aggregate purchase price of $1. Mr. Gerlach owns the other 50% of the equity interests in Psychonaut and is also the Company’s Chief Cultivation Officer. In connection with the sale of Psychonaut, the Company entered into an unsecured promissory note dated December 28, 2022 (the “Psychonaut Note”) pursuant to which the Company consolidated all current liabilities due to Mr. Gerlach totaling $0.15 million. The Psychonaut Note accrues interest at a rate of 1.0% per annum and is due and payable on the fifth anniversary of the date of issuance.

The Company concluded that the sale of LTRMN, Inc. and Psychonaut Oregon, LLC (together, the "Oregon operations") represented a strategic shift that will have a major effect on the Company’s operations and financial results and thus all assets and liabilities allocable to the operations within the state of Oregon were classified as discontinued operations. The assets associated with the Oregon operations were measured at the lower of their carrying amount or FVLCTS. Revenue and expenses, gains or losses relating to the discontinuation of Oregon operations were eliminated from profit or loss from the Company’s continuing operations and are shown as a single line item in the consolidated statements of operations for all periods presented.

The Company recognized a loss upon sale of the Oregon operations of $0.50 million for the net carrying value of the assets as of the disposition date which was determined as the book value less direct costs to sell and is recognized as a component of loss on disposal of assets and other expense in the Consolidated Statements of Operations for Discontinued Operations during the year ended December 31, 2022. As of December 31, 2022, the Oregon operations have been fully deconsolidated by the Company and the Company does not have any continuing involvement with the former subsidiary outside of the Magee litigation disclosed in “Note 23 – Commitments and Contingencies”.

Real Estate
As of December 31, 2020, the Company classified real property in Las Vegas, NV as available-for-sale, as it met the criteria of ASC 360-10-45-9. On August 9, 2021, the Company sold the property for $2.60 million in cash to 117 Real Estate Holdings LLC. A loss on the sale of the asset of $0.10 million was recorded during the year ended December 31, 2022 and is presented within net income from discontinued operations.
As of December 31, 2020, the Company classified real property in Santa Ana, CA as available-for-sale, as it met the criteria of ASC 360-10-45-9. On August 10, 2021, the Company entered into a Stock Purchase Agreement with two individuals, pursuant to which the Company sold all of the share of common stock of its wholly-owned subsidiary, 1815 Carnegie Santa Ana, Corp. (“1815 Carnegie”) to those individuals for aggregate consideration of $1.70 million. 1815 Carnegie holds a permit to operate a cannabis dispensary in the City of Santa Ana, CA. On August 12, 2021, the Company also entered into a Supply agreement with an affiliate of purchasers to obtain a right of first refusal to purchase cannabis bulk and distillate to be integrated into the Company cannabis goods and products, as well as a Retail Space Agreement with 1815 Carnegie, pursuant to which the Company will receive guaranteed placement of 15 SKUs at the cannabis dispensary. Each agreement has a term of three years. The Company recorded a gain on the sale of the asset of $1.70 million during the year ended December 31, 2021, which is presented within net income from discontinued operations.
On December 7, 2021, 620 Dyer LLC, a wholly-owned subsidiary of the Company, entered into a Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate (the “PSA”) with FRO III/SMA Acquisitions, LLC (the “Buyer”) to sell the real property located at 620 East Dyer Road, Santa Ana, CA (the “Dyer Property”) for $13.40 million in cash. The real estate asset was classified as available-for-sale as of December 31, 2021. On February 10, 2022, the Company announced the closing of the sale of the Dyer Property, resulting in the Company retiring $9.00 million of outstanding debt on the Dyer Property as disclosed in "Note 13 – Notes Payable". The Company is continuing to evaluate its options with respect to the license originally connected to the Dyer Property, including consideration of the retail density in the area. If the city of Santa Ana grants approval to relocate licenses elsewhere in the city, the Company may consider using the dispensary license to open a dispensary in an underserved part of Santa Ana.

OneQor
During fiscal year 2020, management suspended the operations of OneQor Technologies due to (i) a lack of proper growth in customer acquisition and revenue for this CBD operation during the COVID-19 pandemic and (ii) the overall financial health of the Company as a result of COVID-19 and social unrest. The Company plans to focus its attention and resources on growing its THC business.
In November 2022, the Company received confirmation for the legal dissolution of OneQor. Accordingly, all liabilities and existing obligations related to OneQor were extinguished, resulting in a gain on disposal of assets of $0.53 million.
Edible Garden
On March 30, 2020, the Company entered into an Asset Purchase Agreement with Edible Garden AG Inc. (“Edible Garden AG”) pursuant to which the Company sold substantially all of the assets of Edible Garden Corp. The consideration received included (i) a five-year $3.00 million secured promissory note bearing interest at 3.5% per annum and (ii) two option agreements to purchase up to a 20% interest in Edible Garden AG. During the year ended December 31, 2021, the Company exercised both options and acquired 5,000,000 common shares of Edible Garden AG for a nominal fee. See “Note 6 – Investments” for further information.
The completed sales of the NuLeaf operations, Oregon operations, Nevada dispensaries, real estate assets, and assets divested during the years ended December 31, 2022 and 2021 represent a strategic shift that will have a major effect on the Company’s operations and financial results. As a result, management determined the results of these components qualified for discontinued operations presentation in accordance with ASC 205, “Reporting Discontinued Operations and

Disclosure of Disposals of Components of an Entity.” Operating results for discontinued operations were comprised of the following:

	(in thousands)
	Year Ended
	December 31, 2022	December 31, 2021
Total Revenues	$9,257	$18,453
Cost of Goods Sold	5,299	12,292

Gross Profit	3,958	6,161

Selling, General and Administrative Expenses	4,532	8,466
Loss (Gain) on Sale of Assets	(4,752)	(6,583)

Income (Loss) from Operations	$4,178	$4,278

Interest Expense	(11)	(977)
Other Income	27	7,806

Income (Loss) from Discontinued Operations Before Provision for Income Taxes	$4,194	$11,107
Provision for Income Tax for Discontinued Operations	—	(917)
Net Income (Loss) from Discontinued Operations, Net of Taxes	$4,194	$10,190

Income (Loss) from Discontinued Operations per Common Share Attributable to Unrivaled Brands, Inc. Common Stockholders - Basic And Diluted	$0.01	$0.03
The carrying amounts of the major classes of assets and liabilities for the discontinued operations are as follows:

(in thousands)
December 31, 2021
Cash	$1,735
Accounts Receivable, Net	2,216
Inventory	2,358
Prepaid Expenses and Other Assets	98
Property, Equipment and Leasehold Improvements, Net	18,225
Intangible Assets, Net	—
Goodwill	—
Other Assets	811
Assets of Discontinued Operations	$25,443

Accounts Payable and Accrued Expenses	$2,834
Notes Payable	299
Income Tax Payable	917
Long-Term Lease Liabilities	591
Liabilities of Discontinued Operations	$4,641

NOTE 20 – SEGMENT INFORMATION
The Company operates in two segments:

(i) Cannabis Retail – Either independently or in conjunction with third parties, the Company operates medical marijuana and adult use cannabis dispensaries in California. All retail dispensaries offer a broad selection of medical and adult use cannabis products including flower, concentrates and edibles.
(ii) Cannabis Cultivation and Distribution – The Company operates distribution centers in California that distribute its own branded products as well as third party products to its retail dispensaries and to other non-affiliated medical marijuana and/or adult use cannabis dispensaries.

For the periods presented, revenue by reportable segments are as follows:

	(in thousands)
	Total Revenue		% of Total Revenue
	Year Ended December 31,
Segment	2022	2021	2022	2021
Cannabis Retail	$39,937	$24,540	76.8%	58.3%
Cannabis Cultivation & Distribution	12,078	17,580	23.2%	41.7%
Total	$52,015	$42,120	100.0%	100.0%
For the periods presented, operations by reportable segments are as follows:

	(in thousands)
	Year Ended December 31, 2022
	Cannabis Retail	Cannabis Cultivation and Distribution	Corporate and Other	Total
Total Revenues	$39,937	$12,078	$—	$52,015
Cost of Goods Sold	19,586	15,532	—	35,118
Gross Profit (Loss)	20,351	(3,454)	—	16,897

Selling, General and Administrative Expenses	17,513	11,009	25,634	54,156
Impairment Expense	—	—	163,698	163,698
(Gain) Loss on Sale Of Assets	(2,663)	(3,652)	(879)	(7,194)
Income (Loss) from Operations	5,501	(10,811)	(188,453)	(193,763)

Other Income (Expense):
Interest Expense	—	(170)	(4,003)	(4,173)
Gain (Loss) on Extinguishment of Debt	—	—	542	542
Unrealized Gain (Loss) on Investments	—	—	210	210
Other Income (Loss)	210	750	590	1,550
Total Other Income (Loss)	210	580	(2,661)	(1,871)

Income (Loss) Before Provision for Income Taxes	$5,711	$(10,231)	$(191,114)	$(195,634)

Total Assets	$18,716	$4,344	$17,448	$40,508

	(in thousands)
	Year Ended December 31, 2021
	Cannabis Retail	Cannabis Cultivation and Distribution	Corporate and Other	Total
Total Revenues	$24,540	$17,580	$—	$42,120
Cost of Goods Sold	13,706	17,395	—	31,101
Gross Profit	10,834	185	—	11,019

Selling, General and Administrative Expenses	12,327	6,876	27,111	46,314
Impairment Expense	6,171	—	—	6,171
(Gain) Loss on Sale Of Assets	—	56	(3,189)	(3,133)
Income (Loss) from Operations	(7,664)	(6,747)	(23,922)	(38,333)

Other Income (Expense):
Interest Expense	(85)	(184)	(1,506)	(1,775)
Gain (Loss) on Extinguishment of Debt	—	185	(6,161)	(5,976)
Gain (Loss) on Investments	—	—	5,337	5,337
Other Income (Loss)	110	85	(628)	(433)
Total Other Income (Loss)	25	86	(2,958)	(2,847)

Income (Loss) Before Provision for Income Taxes	$(7,639)	$(6,661)	$(26,880)	$(41,180)

Total Assets	$54,846	$(5,565)	$222,543	$271,824

NOTE 21 – FAIR VALUE MEASUREMENTS
The Company holds shares of common stock in Edible Garden which is recorded at fair value. Refer to "Note 6 - Investments" for further information. At December 31, 2021, the Company concluded that the fair value of its investment in Edible Garden was impaired to nil based on Level 2 inputs. Accordingly, the Company recorded an impairment charge of $0.33 million, which is included in "Net Income from Discontinued Operations" for the year ended December 31, 2021. In November 2022, the lock-up restriction on the Company's shares in Edible Garden expired and accordingly, the Company's investment transferred from Level 2 to Level 1 fair value measurement.
The following tables present the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of December 31, 2022:

	December 31, 2022
	Amount	Level 1	Level 2	Level 3
Investment in Edible Garden Corp.	$210	$210	$—	$—

NOTE 22 – RELATED PARTY TRANSACTIONS

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.
Refer to “Note 13 – Notes Payable" for related party transactions and balances during the current period.
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
During the years ended December 31, 2022 and 2021, the Company contracted for nil and $0.45 million, respectively, in goods and services of Greenlane Holdings, Inc. Mr. Kovacevich, a director of the Company, is the Chief Executive Officer of Greenlane Holdings, Inc.
On August 12, 2022, the Company entered into an engagement letter with Adnant, LLC (“Adnant”) pursuant to which Adnant provides executive level consulting and related business support and services related to the Company’s present and future challenges and opportunities. As compensation for the Adnant’s continued services and on achieving identified performance objectives as described in the engagement letter, Adnant is entitled to receive fees of $0.15 million monthly subject to the Company having available a cash balance greater than or equal to $1.20 million following payment of the fee and a performance bonus award subject to achievement of the performance objectives as set forth in more detail in the engagement letter. Pursuant to the engagement letter, the board of directors appointed Sabas Carrillo, the Founder and Chief Executive Officer (“CEO”) of Adnant, as Interim Chief Executive Officer. On August 22, 2022 and September 12, 2022, the Company appointed Robert Baca as Interim Chief Legal Officer and Patty Chan as Interim Chief Financial Officer of the Company, respectively. On December 23, 2022, the Company’s board of directors appointed Mr. Carrillo as the Chief Executive Officer of the Company.

The engagement letter provided that, in the event that prior to December 31, 2022 the Interim CEO’s service is terminated by the Company other than for “Cause” (as defined in the Adnant engagement letter), then 100% of the performance bonus award shares will be released to Adnant from the performance bonus award trust subject to the execution and non-revocation of a release of claims by the Interim CEO and Adnant in the form provided by the Company and reasonably agreed by Adnant. The engagement services commenced on August 12, 2022 and the engagement remained in effect through December 31, 2022. Upon the expiration of the engagement letter, the engagement shall automatically renew for subsequent three-month periods unless, at least 30 days prior to the renewal date, either the Company or Adnant provides written notice of termination. During the period from the initial engagement through December 31, 2022, the Company has incurred a total of $0.75 million in fees and issued 16,181,230 common shares under the performance bonus award valued at $0.57 million.
NOTE 23 – COMMITMENTS AND CONTINGENCIES
California Operating Licenses
The Company's entities have operated compliantly and have been eligible for applicable licenses and renewals of those licenses.
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
Based upon present information, the Company determined that there was one matter that required an accrual as of December 31, 2022. Accordingly, the Company has accrued $0.50 million for the Magee litigation detailed below.
Magee v. UMBRLA, Inc. et al. - The Company is currently involved in a breach of contract action brought by former LTRMN, Inc. (“LTRMN”) employee, Kurtis Magee, which was filed by Mr. Magee in the Superior Court of the State of California, County of Orange, on July 21, 2020. Mr. Magee alleges breach of contract in connection with Mr. Magee’s separation agreement with LTRMN. Trial in this matter is set for April of 2024.

Terra Tech Corp. v. National Fire & Marine Ins. Co., et al. - On or about December 6, 2021, the Company initiated an action in California Superior Court, County of Alameda, against National Fire & marine Insurance Company (“National Fire”), Woodruff-Sawyer & Co., and R-T Specialty, LLC in connection with the denial of an insurance claim by National Fire following the vandalism and looting of the Company’s Bay Area dispensaries in May 2020. The Company alleges that coverage levels for the Company were changed after the policy was bound, in a manner inconsistent with the binder, which prevented the Company from fully recovering its losses in connection with the incidents. A case management conference is set for April 25, 2023.

Unrivaled Brands, Inc. et al v. Mystic Holdings, Inc., et al. - On May 11, 2022, Unrivaled and its wholly-owned subsidiary, Medifarm I, LLC (“Plaintiffs”) initiated an action in the Second Judicial District of the State of Nevada, County of Washoe, against Mystic Holdings, Inc. (“Mystic”) and Picksy Reno LLC (collectively with Mystic, “Defendants”) in connection with Defendants’ failure to honor Plaintiffs’ exercise of a put option entitling Plaintiffs to the repurchase of approximately 8,332,096 shares of Mystic at a price of $1.00 per share. No proceedings have yet been held in this matter and a trial date has proposed to be scheduled in September 2023.

Fusion LLF, LLC v. Unrivaled Brands, Inc. - On June 27, 2022, Fusion LLF, LLC filed an action against the Company, Fusion LLF, LLC v. Unrivaled Brands, Inc., Superior Court for the State of California, County of Orange Case No. 30-2022-01266856-CU-BC-CJC alleging claims for breach of contract, account stated, and right to attach order and writ of attachment. The complaint claims at least $4.55 million in damages. On August 11, 2022, the Company filed an answer to the complaint. On August 5, 2022, Fushion LLF, LLC filed an application for a right to attach order and writ of attachment, which was denied on December 9, 2022.
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

On September 20, 2022, the Company filed a cross-complaint in the matter in November 2021. The Company was seeking a minimum of $5.40 million in damages.

On March 6, 2023, the parties entered into a binding term sheet to settle the litigation. The litigation in stayed pending final documentation of the settlement agreement. The litigation is expected to be dismissed in the next 180 days.

People's California, LLC v. Kovacevich, et al. - On August 1, 2022, People’s California, LLC filed an action against certain current and former officers and directors of the Company, styled People’s California, LLC v. Nicholas Kovacevich, et al, in the Superior Court for the State of California, County of Orange Case No. 30-2022-01272843-CU-MC-CJC, derivatively on behalf of the Company and listing the Company as a nominal defendant alleging claims for breach of fiduciary duty, abuse of control, self-dealing, corporate waste, and unjust enrichment based on a series of corporate transactions and management decisions. The Complaint does not state a specific claim for damages.

On March 6, 2023, the parties entered into a binding term sheet to settle the litigation. The litigation in stayed pending final documentation of the settlement agreement. The litigation is expected to be dismissed in the next 180 days.

Greenlane Holdings, LLC v. Unrivaled Brands, Inc. - On February 6, 2023, Greenlane Holdings, LLC, a related party filed an action against the Company in the Superior Court of the State of California, County of Los Angeles Case No. 30-2023-01306675-CU-BC-NJC, alleging claims for breach of contract, account stated, and unjust enrichment. The complaint alleges damages of $0.40 million. The Company has not yet responded to the complaint. Because no conclusion has been formed as to whether an unfavorable outcome is either probable or remote, no opinion is expressed as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

NOTE 24 – SUBSEQUENT EVENTS
Executive-Led Private Placement
In January 2023, the Company entered into Securities Purchase Agreements with certain investors (each a “Purchaser”), including Sabas Carrillo, the Company’s Chief Executive Officer, Patty Chan, the Company’s Interim Chief Financial Officer, and Robert Baca, the Company’s Interim Chief Legal Officer. Pursuant to the SPA, the Company issued (i) 14,071,431 shares of Series V Preferred Stock at $0.14 per share which is equal to the closing share price of the Company’s common stock (the “Common Stock”) on December 30, 2022 on an as-converted-to-common stock-basis of 10 shares of common stock for each one share of Series V Preferred Stock or $0.014 per share of Common Stock and (ii) 70,357,155 warrants (the “Warrants”) to purchase up to 70,357,155 of Common Stock with an exercise price of $0.028 or equivalent to two times the as-converted-to-common stock purchase price of $0.014. The Company received total gross proceeds of $1.97 million from the private placement transaction (the “Private Placement”).
Litigation Updates
1149 South LA Street Fashion District, LLC vs Unrivaled Brands, Inc. - On January 30, 2023, 1149 South LA Street Fashion District, LLC and 1135 South LA Street Fashion District LLC filed an action against the Company and other defendants in the Superior Court of the State of California, County of Los Angeles Case No. 23STCV01994, alleging claims for breach of written contract, breach of written guaranty, breach of implied covenant of good faith and fair dealing, waste, and declaratory relief. The complaint claims at least $0.58 million in damages. The Company has not yet responded to the complaint. Because no conclusion has been formed as to whether an unfavorable outcome is either probable or remote, no opinion is expressed as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

Banking Environment

Silicon Valley Bank (“SVB”) and Signature Bank was closed on March 10, 2023 and March 12, 2023, respectively, by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. At the time of closing, the Company did not maintain any of its cash and cash equivalents with SVB or Signature. The Company maintains cash balances at its physical locations, which are not currently insured, and with various U.S. banks and credit unions and does not have any balance in excess of the Federal Deposit Insurance Corporation and National Credit Union Share Insurance Fund limits, respectively. The Company does not believe it will be impacted by the closure of SVB and Signature Bank and will continue to monitor the situation as it evolves.