Form 10-Q
period 2023-03-31
Unrivaled Brands, Inc.
filed 2023-05-11
CIK 1451512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
As of May 4, 2023, there were 691,886,374 shares outstanding, 101,161,796 shares of common stock issuable upon the exercise of all our outstanding warrants, and 43,331,576 shares of common stock issuable upon the exercise of all vested options.

UNRIVALED BRANDS, INC.
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

Cautionary Note Concerning Forward-Looking Statements

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

There are a number of risks, uncertainties, and other important factors, many of which are beyond our control, that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties, and other important factors that could cause actual results to differ include, among others, the risk, uncertainties and factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and in other filings we make from time to time with the U.S. Securities and Exchange Commission (“SEC”).

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

UNRIVALED BRANDS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except for shares)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,364	$1,200
Accounts Receivable	669	313
Inventory	2,558	1,939
Prepaid Expenses & Other Assets	310	498
Notes Receivable	625	625
Total Current Assets	5,526	4,575

Property, Equipment and Leasehold Improvements, Net	12,878	13,000
Intangible Assets, Net	2,296	2,859
Goodwill	3,585	3,585
Other Assets	15,181	16,279
Investments	—	210
TOTAL ASSETS	$39,466	$40,508

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
LIABILITIES:
Current Liabilities:
Accounts Payable	$11,957	$12,990
Accrued Liabilities	2,089	4,424
Current Lease Liabilities	2,128	1,996
Current Portion of Notes Payable	11,711	29,662
Income Taxes Payable	10,729	10,071
Total Current Liabilities	38,614	59,143

Notes Payable, Net of Discounts	21,848	4,814
Lease Liabilities	12,706	13,088
TOTAL LIABILITIES	73,168	77,045

COMMITMENTS AND CONTINGENCIES (Note 18)	—	—

STOCKHOLDERS’ DEFICIT:
Preferred Stock, Convertible Series V, par value $0.001:
25,000,000 shares authorized, 14,074,431 and nil shares outstanding as of March 31, 2023 and December 31, 2022, respectively	1	—
Common Stock, par value $0.001:
990,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 691,886,374 and 679,513,556 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	717	701
Treasury Stock: 3,808,412 and 2,308,412 shares of common stock as of March 31, 2023 and December 31, 2022, respectively	(810)	(808)
Additional Paid-In Capital	406,029	403,619
Accumulated Deficit	(439,639)	(440,049)
TOTAL STOCKHOLDERS’ DEFICIT	(33,702)	(36,537)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$39,466	$40,508
The accompanying notes are an integral part of the unaudited consolidated financial statements.

UNRIVALED BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except for shares and per share data)

	Three Months Ended March 31,
	2023	2022

Revenue	$8,729	$18,445
Cost of Goods Sold	4,545	12,736
Gross Profit	4,184	5,709

Operating Expenses:
Selling, General & Administrative	7,104	17,931
Gain on Disposal of Assets	—	(198)
Total Operating Expenses	7,104	17,733

Loss from Operations	(2,920)	(12,024)

Other Income (Expense):
Interest Expense, Net	(1,024)	(1,766)
Gain on Extinguishment of Debt	3,026	542
Gain on Settlement of Liabilities	1,507	—
Loss on Sale of Investments	(61)	—
Other Income, Net	540	1,032
Total Other Income (Expense), Net	3,988	(192)

Income (Loss) from Continuing Operations Before Provision for Income Taxes	1,068	(12,216)
Provision for Income Tax (Expense) Benefit for Continuing Operations	(658)	1,688
Net Income (Loss) from Continuing Operations	410	(10,528)

Net Income from Discontinued Operations	—	1,930

NET INCOME (LOSS)	$410	$(8,598)

Less: Net (Loss) Income from Discontinued Operations Attributable to Non-Controlling Interest	—	275
NET INCOME (LOSS) ATTRIBUTABLE TO UNRIVALED BRANDS, INC.	$410	$(8,873)

Net Income (Loss) from Continuing Operations per Common Share Attributable to Unrivaled Brands, Inc. - Basic and Diluted	$—	$(0.02)
Net Income (Loss) per Common Share Attributable to Unrivaled Brands, Inc. - Basic and Diluted	$—	$(0.02)
Weighted-Average Shares Outstanding - Basic	815,202,580	561,818,857
Weighted-Average Shares Outstanding - Diluted	833,791,151	561,818,857
The accompanying notes are an integral part of the unaudited consolidated financial statements.

UNRIVALED BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(in thousands, except for shares)

	Convertible Series V				Treasury	Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interest	Total
	Preferred Stock		Common Stock		Stock
	Shares	Amount	Shares	Amount	Amount
BALANCE AT DECEMBER 31, 2022	—	$—	679,513,564	$701	$(808)	$403,619	$(440,049)	$—	$(36,537)
Net Income Attributable to Unrivaled Brands, Inc.	—	—	—	—	—	—	410	—	410
Stock Compensation - Services Expense	—	—	16,181,230	16	—	340	—	—	356
Stock Issued for Cash	14,071,431	1	—	—	—	1,969	—	—	1,970
Forfeiture of Common Stock	—	—	—	—	(2)	2	—	—	—
Stock Option Expense	—	—	—	—	—	99	—	—	99
BALANCE AT MARCH 31, 2023	14,071,431	$1	695,694,794	$717	$(810)	$406,029	$(439,639)	$—	$(33,702)

	Convertible Series V				Treasury	Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interest	Total
	Preferred Stock		Common Stock		Stock
	Shares	Amount	Shares	Amount	Amount
BALANCE AT DECEMBER 31, 2021	—	$—	498,546,303	$521	$(808)	$392,930	$(250,015)	$3,859	$146,487
Net Loss Attributable to Unrivaled Brands, Inc.	—	—	—	—	—	—	(8,873)	—	(8,873)
Debt Conversion - Common Stock	—	—	294,452	—	—	75	—	—	75
Cashless Warrants Exercise	—	—	4,759,708	5	—	(5)	—	—	—
Stock Compensation - Employees	—	—	900,000	1	—	181	—	—	182
Stock Compensation - Directors	—	—	683,332	1	—	183	—	—	184
Stock Option Exercise	—	—	146,212	—	—	—	—	—	—
Stock Issued for Cash	—	—	25,000,000	24	—	4,351	—	—	4,375
Stock Option Expense	—	—	—	—	—	1,821	—	—	1,821
Net Income Attributable to Non-Controlling Interest	—	—	—	—	—	—	—	275	275
BALANCE AT MARCH 31, 2022	—	$—	530,330,007	$552	$(808)	$399,536	$(258,888)	$4,134	$144,526

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UNRIVALED BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$410	$(8,598)
Less: Net Income from Discontinued Operations	—	1,930
Net Income (Loss) from Continuing Operations	410	(10,528)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Deferred Income Tax Benefit	—	(1,688)
Bad Debt Expense	(7)	1,207
Gain on Settlement of Liabilities	(1,507)	—
Loss on Sale of Investments	61	—
Gain on Extinguishment of Debt	(3,026)	(542)
Non-Cash Interest Expense	326	346
Gain on Disposal of Assets	—	(198)
Depreciation and Amortization	775	3,250
Amortization of Operating Lease Right-of-Use Asset	491	560
Stock-Based Compensation	455	2,187
Change in Operating Assets and Liabilities:
Accounts Receivable	(349)	(103)
Inventory	(619)	(427)
Prepaid Expenses and Other Current Assets	188	(925)
Other Assets	(27)	(561)
Accounts Payable and Accrued Expenses	804	5,281
Operating Lease Liabilities	(250)	(622)
Net Cash Used in Operating Activities - Continuing Operations	(2,275)	(2,763)
Net Cash Used in Operating Activities - Discontinued Operations	—	(663)
NET CASH USED IN OPERATING ACTIVITIES	(2,275)	(3,426)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(90)	(845)
Proceeds from Notes Receivable	634	375
Proceeds from Sale of Investments	149	—
Proceeds from Sale of Assets	—	450
Net Cash Provided by (Used in) Investing Activities - Continuing Operations	693	(20)
Net Cash Provided by Investing Activities - Discontinued Operations	—	14,209
NET CASH PROVIDED BY INVESTING ACTIVITIES	693	14,189

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of Debt Principal	(224)	(18,604)
Proceeds from Issuance of Common Stock	1,970	4,375
Net Cash Provided by (Used in) Financing Activities - Continuing Operations	1,746	(14,229)
Net Cash Used in Financing Activities - Discontinued Operations	—	(6)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,746	(14,235)

NET CHANGE IN CASH	164	(3,472)

Cash at Beginning of Period	1,200	6,700
CASH AT END OF PERIOD	$1,364	$3,228

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash Paid for Interest	$179	$1,444

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt Principal and Accrued Interest Converted into Common Stock	$—	$52
Reclass of Accrued Interest to Principle	$1,896	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UNRIVALED BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 – DESCRIPTION OF BUSINESS

Unrivaled Brands, Inc. (the “Company”) is a cannabis company with operations in retail, production, distribution, and cultivation throughout California, with an emphasis on providing the highest quality of medical and adult use cannabis products. The Company is home to Korova, a brand of high potency products across multiple product categories, currently available in California, Oregon, Arizona, and Oklahoma. With the acquisition of People’s First Choice, the Company operates a premier cannabis dispensary in Orange County, California. The Company also owns dispensaries in California which operate as The Spot in Santa Ana, Blüm in Oakland, and Blüm in San Leandro.
Unrivaled is a holding company with the following subsidiaries:

•121 North Fourth Street, LLC, a Nevada limited liability company (“121 North Fourth”)
•620 Dyer LLC, a California corporation (“Dyer”)
•1815 Carnegie LLC, a California limited liability company (“Carnegie”)
•Black Oak Gallery, a California corporation (“Black Oak”)
•Blüm San Leandro, a California corporation (“Blüm San Leandro”)
•Halladay Holding, LLC, a California limited liability company (“Halladay”)
•People’s First Choice, LLC, a California limited liability company (“People’s”)
•UMBRLA, Inc., a Nevada corporation ("UMBRLA")

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
All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2023 and December 31, 2022, and the consolidated results of operations and cash flows for the periods ended March 31, 2023 and 2022 have been included. These interim unaudited condensed consolidated financial statements do not include all disclosures required by GAAP for complete financial statements and, therefore, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2022. The December 31, 2022 balances reported herein are derived from the audited consolidated financial statements for the year ended December 31, 2022. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not affect total assets, total liabilities, stockholders' deficit, revenues or net loss.

Going Concern
While the Company incurred a pre-tax net income from continuing operations of $1.07 million for the three months ended March 31, 2023, the Company has incurred significant losses in prior periods. For the three months ended March 31, 2022, the Company incurred a pre-tax net loss from continuing operations of $12.22 million. As of March 31, 2023 and December 31, 2022, the Company had an accumulated deficit of $439.64 million and $440.05 million, respectively. At March 31, 2023, the Company had a consolidated cash balance of $1.36 million. Management expects to experience further net losses in 2023 and in the foreseeable future. The Company may not be able to generate sufficient cash from operating activities to fund its ongoing operations. The Company's future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that the Company will be able to generate enough revenue or raise capital to support its operations.

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
Significant Accounting Policies
The significant accounting policies and critical estimates applied by the Company in these interim unaudited condensed consolidated financial statements are the same as those applied in the Company’s audited consolidated financial statements and accompanying notes included in the Company’s 2022 Form 10-K, unless otherwise disclosed in these accompanying notes to the unaudited consolidated financial statements for the interim period ended March 31, 2023.
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
Loss Per Common Share
In accordance with the provisions of ASC 260, “Earnings Per Share”, net loss per share is computed by dividing net income or loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. If the Company is in a net income position, diluted earnings per share includes stock options, warrants, convertible preferred stock, and convertible debt that are determined to be dilutive using the treasury stock method for all equity instruments issuable in equity units and the “if converted” method for the Company’s convertible debt. The Company's operations resulted in net income and net loss for the three months ended March 31, 2023 and 2022, respectively.
Dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	Three Months Ended March 31,
	2023	2022

Common Stock Warrants	101,161,796	24,945,055
Common Stock Options	43,331,576	87,851,618
	144,493,372	112,796,673

Recently Adopted Accounting Standards

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

Recently Issued Accounting Standards

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurements—Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820)”. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. It also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the effect of adopting this ASU.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

In June 2016, the FASB ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”)”. ASU 2016-13 replaces the “incurred loss” credit losses framework with a new accounting standard that requires management's measurement of the allowance for credit losses to be based on a broader range of reasonable and supportable information for lifetime credit loss estimates. Effective January 1, 2023, the Company adopted the standard. The adoption of this standard do not have a material impact on our financial statements.
NOTE 3 – CONCENTRATIONS OF BUSINESS AND CREDIT RISK
The Company maintains cash balances in several financial institutions that are insured by either the Federal Deposit Insurance Corporation or the National Credit Union Association up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations, and it maintains significant cash on hand at certain of its locations. The Company has not historically experienced any material loss from carrying cash on hand. The amount in excess of insured limitations was at $1.21 million and nil as of March 31, 2023 and December 31, 2022, respectively.
The Company provides credit in the normal course of business to customers located throughout the U.S. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. There were no customers that comprised more than 10.0% of the Company's revenue for the three months ended March 31, 2023 and 2022.
The Company sources cannabis products for retail, cultivation, and production from various vendors. However, as a result of regulations in the State of California, the Company’s California retail, cultivation, and production operations must use vendors licensed by the State. As a result, the Company is dependent upon the licensed vendors in California to supply products. If the Company is unable to enter into a relationship with sufficient members of properly licensed vendors, the Company’s sales may be impacted. During the three months ended March 31, 2023 and 2022, the Company did not have any concentration of vendors for inventory purchases. However, this may change depending on the number of vendors who receive appropriate licenses to operate in the State of California.
NOTE 4 – INVENTORY
Raw materials consist of materials and packaging for manufacturing of products owned by the Company. Work-in-progress consists of cultivation materials and live plants. Finished goods consists of cannabis products sold in retail and distribution. Inventory as of March 31, 2023 and December 31, 2022 consisted of the following:

	(in thousands)
	March 31, 2023	December 31, 2022

Raw Materials	$489	$524
Work-In-Progress	269	284
Finished Goods	1,800	1,131
Total Inventory	$2,558	$1,939
NOTE 5 – INVESTMENTS
On May 3, 2022, Edible Garden Corp. ("Edible Garden") completed a 1-for-5 reverse stock split of its outstanding common stock. As a result, the Company held 1,000,000 shares in Edible Garden. On May 5, 2022, Edible Garden announced the pricing of its initial public offering of 2,930,000 shares of its common stock and accompanying warrants to purchase up to 2,930,000 shares of common stock for an exercise price of $5.00 per share. Each share of common stock was sold together with one warrant at a combined offering price of $5.00, for gross proceeds of approximately $14.70 million. As a result of the initial public offering, the Company reassessed its write down on the investment and recorded a write up to its fair value, which is categorized within the fair value hierarchy as Level 2. In November 2022, the lock-up restriction on the Company's shares in the Purchaser expired and accordingly, the Company's investment transferred from Level 2 to Level 1 fair value measurement. During the three months ended March 31, 2023, the Company sold all its shares in Edible Garden and received $0.15 million. As a result, the Company recorded a realized loss on the sale of investments of $0.06 million during the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company recorded nil in realized or unrealized losses related to its investment in Edible Garden.
The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOTE 6 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
Property, equipment, and leasehold improvements as of March 31, 2023 and December 31, 2022 consisted of the following:

	(in thousands)
	March 31, 2023	December 31, 2022

Land and Building	$7,581	$7,581
Furniture and Equipment	1,336	1,336
Computer Hardware	361	299
Leasehold Improvements	8,036	8,009
Vehicles	103	103
Construction in Progress	2,565	2,565
Subtotal	19,982	19,893
Less Accumulated Depreciation	(7,104)	(6,893)
Property, Equipment and Leasehold Improvements, Net	$12,878	$13,000
Depreciation expense related to continuing operations was $0.21 million and $0.91 million for the three months ended March 31, 2023 and 2022, respectively.
NOTE 7 – INTANGIBLE ASSETS
Intangible assets as of March 31, 2023 and December 31, 2022 consisted of the following:

		(in thousands)
		March 31, 2023			December 31, 2022
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

Amortizing Intangible Assets:
Customer Relationships	3 to 5	$7,400	$(7,400)	$—	$7,400	$(7,400)	$—
Trademarks and Patent	2 to 8	4,500	(3,554)	946	4,500	(2,991)	1,509
Operating Licenses	14	12,239	(12,239)	—	12,239	(12,239)	—
Total Amortizing Intangible Assets		24,139	(23,193)	946	24,139	(22,630)	1,509

Non-Amortizing Intangible Assets:
Trade Name	Indefinite	1,350	—	1,350	1,350	—	1,350
Total Non-Amortizing Intangible Assets		1,350	—	1,350	1,350	—	1,350
Total Intangible Assets, Net		$25,489	$(23,193)	$2,296	$25,489	$(22,630)	$2,859
Amortization expense related to continuing operations was $0.56 million and $2.34 million for the three months ended March 31, 2023 and 2022, respectively.
The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOTE 8 – GOODWILL
As of March 31, 2023, changes in the carrying amount of goodwill during the period presented were as follows:

(in thousands)

Balance as of December 31, 2022	$3,585
Balance as of March 31, 2023	$3,585
The Company conducts its annual goodwill impairment assessment on September 30, and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value may be impaired. Management did not identify any impairment triggers during the three months ended March 31, 2023 and concluded there was no impairment of goodwill.
For the purpose of the goodwill impairment assessment, the Company has the option to perform a qualitative assessment (commonly referred to as “step zero”) to determine whether further quantitative analysis for impairment of goodwill or indefinite-lived intangible assets is necessary or a quantitative assessment (“step one”) where the Company estimates the fair value of each reporting unit using a discounted cash flow method (income approach). Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment. The balance of goodwill at March 31, 2023 and December 31, 2022 remained unchanged at $3.59 million.
NOTE 9 – ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following:

	(in thousands)
	March 31, 2023	December 31, 2022

Tax Liabilities	$584	$1,018
Accrued Payroll and Benefits	523	628
Accrued Interest	736	2,113
Other Accrued Expenses	246	665
Total Accounts Payable and Accrued Expenses	$2,089	$4,424
NOTE 10 – LEASES

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

The Company occupies office facilities under lease agreements that expire at various dates. In addition, office, production and transportation equipment is leased under agreements that expire at various dates. The Company does not have any significant finance leases. Total operating lease costs were $0.65 million and $1.09 million for the three months ended March 31, 2023 and 2022, respectively. Short-term lease costs during the fiscal quarters ended March 31, 2023 and 2022 were not material.
As of March 31, 2023 and December 31, 2022, the Company has short-term lease liabilities of $2.13 million and $2.00 million, respectively. The table below presents total operating lease right-of-use assets and lease liabilities as of March 31, 2023 and December 31, 2022:

	(in thousands)
	March 31, 2023	December 31, 2022
Operating Lease Right-of-Use Assets	$13,468	$13,946
Operating Lease Liabilities	$14,834	$15,084
The table below presents the maturities of operating lease liabilities as of March 31, 2023:

(in thousands)
Operating Leases
2023 (remaining)	$2,604
2024	3,570
2025	3,128
2026	2,554
2027	1,831
Thereafter	8,934
Total Lease Payments	22,621
Less: Discount	(7,787)
Total Operating Lease Liabilities	$14,834
The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets:

	Three Months Ended
	March 31, 2023	March 31, 2022
Weighted Average Remaining Lease Term (Years)	8.3	6.3
Weighted Average Discount Rate	11.7%	11.3%
The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOTE 11 – NOTES PAYABLE
Notes payable as of March 31, 2023 and December 31, 2022 consisted of the following:

	(in thousands)
	March 31, 2023	December 31, 2022
Promissory note dated May 4, 2020, issued to Harvest Small Business Finance, LLC, an unaffiliated third party. Loan was part of the Paycheck Protection Program ("PPP Loan") offered by the U.S. Small Business Administration. The interest rate on the note was 1.0%. The note required interest and principal payments seven months from July 2020. The note matures in February 2025.	14	14
Convertible promissory note dated January 25, 2021, issued to accredited investors, which matured July 22, 2022 and bears interest at a rate of 8.0% per annum. The conversion price is $0.175 per share.	3,253	3,450
Promissory note dated July 27, 2021, issued to Arthur Chan which matures July 26, 2024, and bears interest at a rate of 8.0% per annum.	2,500	2,500
Unsecured promissory note dated December 28, 2022 due to a related party. The interest rate on the note is 1.0% and matures on December 28, 2027.	154	154
Promissory note dated October 1, 2021, issued to Sterling Harlan as part of the SilverStreak Solutions acquisition. The interest rate on the note was 10.0%. The note matured on April 1, 2022.	317	2,000
Promissory note dated October 1, 2021, issued to Sterling Harlan as part of the SilverStreak Solutions acquisition. The interest rate on the note was 10.0%. The note matures in March 2028	1,268	2,500
Secured promissory note dated November 22, 2021 issued to People's California, LLC, which matures in March 2028 and bears interest at a rate of 10.0% per annum on the first $3.00 million due in September 2023, 5.0% on the remaining balance for 180 days and 10.0% per annum thereafter. Payment of the remaining balance is due in March 2028.	23,465	21,569
Promissory note dated May 1, 2019, assumed by the Company on July 1, 2021 in connection with the purchase of real property, from a related party. The note matures on May 15, 2039 and bears interest at a rate of 9.9% per year.	2,882	2,882
Notes Payable - Promissory Notes	$33,853	$35,069
Vehicle Loans	49	76
Less: Short-Term Debt	(11,711)	(29,662)
Less: Debt Discount	(343)	(669)
Net Long-Term Debt	$21,848	$4,814

Amendment of Promissory Note Related to People's California, LLC

On March 6, 2023, the Company entered into a binding settlement term sheet ("Settlement Term Sheet") to resolve pending litigation matters with People’s California, LLC, whereby the parties agreed to amend the terms of that certain secured promissory note ("Original Note"), issued by the Company to People's California, LLC on November 22, 2021. The Original Note was amended and restated into two secured promissory notes: a $3.00 million note ("$3M Note") and a $20.00 million note ("Settlement Note"). The $3M Note accrues simple interest at 10.0% annually, interest payable monthly in cash, and principal is due 180 days after effective date of the Settlement Term Sheet.

The Settlement Note accrues interest at 5.0% for the first 180 days, and 10.0% thereafter, interest is paid in cash (or the Company’s common stock based on the 10-day volume-weighted average price ("VWAP") at the date of issuance) starting 180 days after the effective date of the Settlement Term Sheet and on the first of the month thereafter. The amount of $5.00 million of principal is due in cash within 90 days of the effective date of the Settlement Term Sheet with the balance due on the fifth anniversary of the effective date of the Settlement Term Sheet, which is March 6, 2028. When the $5.00 million principal payment for the Settlement Note and the $3.00 million payment under the $3M Note are paid (“Up-front Settlement”) in accordance with the Settlement Term Sheet, People's California, LLC will be obligated to transfer the Riverside and Costa Mesa licenses and stores to the Company as described in that certain membership interest purchase agreement, dated as of November 22, 2021, with Peoples's California, LLC for no additional consideration.
The accompanying notes are an integral part of the unaudited consolidated financial statements.

On the earlier of the date of the Up-front Settlement payment or 180 days after the effective date of the Settlement Term Sheet, People's California, LLC will have the option to convert a portion or all of the principal balance of the Settlement Note into the Company's common stock subject to certain requirements in the Settlement Agreement. The conversion price is the lower of $0.20 or the 10-day VWAP of the Company's common stock. Upon payment of the Up-front Settlement, the Company has the option to convert the unpaid principal balance of either notes into the Company's common stock at a conversion price of $0.20 per shareas long as the at the time of the conversion the Company's common stock has a 10-day VWAP of $0.20 per share or greater.

After the first $5.00 million principal payment on the Settlement Note, principal payments made in cash prior to the first anniversary of the Settlement Term Sheet reduce the principal balance by twice the amount of the cash payment. The modification to the Company's promissory note under the Settlement Term Sheet was classified as troubled debt restructuring pursuant to ASC 470-60, "Troubled Debt Restructurings by Debtors," and the Company recorded a premium of $0.47 million. See "Note 18 – Commitments and Contingencies" for details on the related litigation matters.

Amendment of Promissory Notes Related to SilverStreak Acquisition
On March 23, 2023, the Company entered into a binding term sheet to modify the terms of the $2.00 million and $2.50 million unsecured promissory notes originally issued on October 1, 2021 in connection with that certain stock purchase agreement dated June 9, 2021 and amended on July 13, 2021, which reduced the principal to an aggregate of $1.25 million, with required monthly aggregate payments of approximately $0.03 million, interest of 10% per annum, and maturing on March 15, 2028 ("Notes Modification"). The parties also agreed that the Company shall be responsible for certain tax liabilities of approximately $0.53 million. The Notes Modification was classified as a troubled debt restructuring pursuant to ASC 470-60, "Troubled Debt Restructurings by Debtors," and the Company recorded a gain on extinguishment of debt of $3.02 million and reduced the carrying value of the promissory notes to total future cash payments of $1.59 million.
NOTE 12 – STOCKHOLDERS' DEFICIT
Series V Preferred Stock
In December 2022, the Company filed a Certificate of Designation of Rights, Privileges, Preferences, and Restrictions with the Secretary of State of the State of Nevada to establish a new class of preferred shares, the Series V Preferred Stock, $0.001 par value. The number of authorized shares of Series V Preferred Stock is 25,000,000 shares. Each share of Series V Preferred Stock is convertible into ten shares of Common Stock at any time from and after the first anniversary of the issuance date. Each share of Series V Preferred Stock will automatically be converted into ten fully paid and non-assessable shares of Common Stock on the second anniversary of the date on which the holder’s shares of Series V Preferred Stock were issued. The Series V Class of Preferred Stock have a one-year lock-up and have a two times voting right which automatically expires in two years. The purchasers in the December 22 transaction agreed to enter into a voting agreement assigning their voting rights to Sabas Carrillo, the Company's Chief Executive Officer.
In January 2023, the Company entered into Securities Purchase Agreements with certain investors, including Sabas Carrillo, the Company’s Chief Executive Officer, Patty Chan, the Company’s Interim Chief Financial Officer, James Miller, the Company's Chief Operating Officer, and Robert Baca, the Company’s Interim Chief Legal Officer. Pursuant to the SPA, the Company issued (i) 14,071,431 shares of Series V Preferred Stock at $0.14 per share which is equal to the closing share price of the Company’s common stock on December 30, 2022 on an as-converted-to-common stock-basis of ten shares of common stock for each one share of Series V Preferred Stock or $0.014 per share of common stock and (ii) 70,357,155 warrants to purchase up to 70,357,155 of common stock with an exercise price of $0.028 or equivalent to two times the as-converted-to-common stock purchase price of $0.014. The Company received total gross proceeds of $1.97 million from the private placement transaction.
Series N Preferred Stock
In February 2023, the Company filed a Certificate of Designation of Rights, Privileges, Preferences, and Restrictions with the Secretary of State of the State of Nevada to establish a new class of preferred shares, the Series N Preferred Stock, $0.001 par value. The number of authorized shares of Series N Preferred Stock is 2,500,000 shares. Each share of Series N Preferred Stock is convertible into 100 shares of the Company's common stock at any time from and before the first anniversary of the issuance date. Each share of Series N Preferred Stock will automatically be converted into 100 fully paid and non-assessable shares of the Company's common stock on the first anniversary of the issuance date.
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Common Stock
The Company authorized 990,000,000 shares of common stock with $0.001 par value per share. As of March 31, 2023 and December 31, 2022, 691,886,374 and 679,513,556 shares of common stock were outstanding, respectively.

During the three months ended March 31, 2023, the Company issued 16,181,230 shares of common stock to a related party service provider. As a result, the Company recorded $0.36 million of stock-based compensation expense for services during the three months ended March 31, 2023. See "Note 17 – Related Party Transactions" for further information.

During the three months ended March 31, 2023, a member of the Company's board of directors forfeited 1,500,000 shares of the Company's common stock to the Company for no cash value. Accordingly, treasury stock outstanding as of March 31, 2023 and December 31, 20222 was 3,808,412 and 2,308,412 shares of common stock, respectively.
NOTE 13 – STOCK-BASED COMPENSATION
Equity Incentive Plans
In the first quarter of 2016, the Company adopted the 2016 Equity Incentive Plan. In the fourth quarter of 2018, the Company adopted the 2018 Equity Incentive Plan. In July 2021, the Company assumed the 2019 Equity Incentive Plan as part of the acquisition of UMBRLA. The following table contains information about the Company's equity incentive plans as of March 31, 2023:

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
Stock-Based Compensation Expense
The following table sets forth the total stock-based compensation expense resulting from stock options and restricted grants of common stock to employees, directors and non-employee consultants in the consolidated statement of operations which are included in selling, general and administrative expenses:

	(in thousands, except for shares / options)
	For the Three Months Ended
	March 31, 2023		March 31, 2022
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense	Number of Shares or Options Granted	Stock-Based Compensation Expense

Stock Options	—	$99	114,006,195	$1,821

Stock Grants:
Employees (Common Stock)	—	$—	900,000	182
Directors (Common Stock)	—	$—	683,332	184
Non–Employee Consultants (Common Stock)	16,181,230	$356	—	—

Total Stock–Based Compensation Expense		$455		$2,187

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Stock Options
The following table summarizes the Company’s stock option activity and related information for the three months ended March 31, 2023:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options

Options Outstanding as of January 1, 2023	52,821,099	$0.23
Forfeited	(9,489,523)	$0.13
Options Outstanding as of March 31, 2023	43,331,576	$0.23	7.6 years	$—
Options Exercisable as of March 31, 2023	37,867,298	$0.27	7.4 years	$—

As of March 31, 2023, total unrecognized stock-based compensation was $0.35 million. Such costs are expected to be recognized over a weighted-average period of approximately 1.22 years. The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period.

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
NOTE 14 – WARRANTS
The following table summarizes the Company's warrant activity for the three months ended March 31, 2023:

	Warrants	Weighted-Average Exercise Price

Warrants Outstanding as of January 1, 2023	80,881,817	$0.11
Issued	70,357,155	$0.03
Exercised	(316,862)	$3.71
Warrants Outstanding as of March 31, 2023	150,922,110	$0.06
NOTE 15 – DISCONTINUED OPERATIONS
Oregon Operations

On December 28, 2022, the Company entered into a Stock Purchase and Sale Agreement pursuant to which the Company sold all of its equity interests in LTRMN, Inc., which conducts cannabis distribution and wholesale activities in Oregon, for an aggregate purchase price of $0.25 million. The purchase price was paid in the form of a secured promissory note at a rate of 8.0% per annum due and payable on the third anniversary of the date of issuance. However, upon a final and binding settlement of certain ongoing litigation that is approved by UMBRLA, the purchase price shall be automatically revised to be nil and the promissory note shall be deemed paid and satisfied in-full.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

On December 28, 2022, the Company entered into a Membership Interest Purchase and Sale Agreement pursuant to which the Company sold its 50.0% equity interests in Psychonaut Oregon, LLC (“Psychonaut”) to Joseph Gerlach for an aggregate purchase price of $1.00. Mr. Gerlach owns the other 50.0% of the equity interests in Psychonaut and is also the Company’s Chief Cultivation Officer. In connection with the sale of Psychonaut, the Company entered into an unsecured promissory note dated December 28, 2022 (the “Psychonaut Note”) pursuant to which the Company consolidated all current liabilities due to Mr. Gerlach totaling $0.15 million. The Psychonaut Note accrues interest at a rate of 1.0% per annum and is due and payable on the fifth anniversary of the date of issuance.

The Company concluded that the sale of LTRMN, Inc. and Psychonaut (together, the "Oregon operations") represented a strategic shift that will have a major effect on the Company’s operations and financial results and thus all assets and liabilities allocable to the operations within the state of Oregon were classified as discontinued operations. The assets associated with the Oregon operations were measured at the lower of their carrying amount or fair value less costs to sell ("FVLCTS"). Revenue and expenses, gains or losses relating to the discontinuation of Oregon operations were eliminated from profit or loss from the Company’s continuing operations and are shown as a single line item in the consolidated statements of operations for all periods presented.

The Company recognized a loss upon sale of the Oregon operations of $0.50 million for the net carrying value of the assets as of the disposition date which was determined as the book value less direct costs to sell and is recognized as a component of loss on disposal of assets and other expense in the Consolidated Statements of Operations for Discontinued Operations during the year ended December 31, 2022. As of December 31, 2022, the Oregon operations have been fully deconsolidated by the Company and the Company does not have any continuing involvement with the former subsidiary outside of the Magee litigation disclosed in “Note 18 – Commitments and Contingencies”.
NuLeaf
On November 17, 2021, Medifarm III, LLC (“Medifarm III”), a wholly-owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the “NuLeaf Purchase Agreement”) with NuLeaf, Inc., a Nevada corporation (“NuLeaf”). Upon the terms and subject to the satisfaction of the conditions described in the NuLeaf Purchase Agreement, Medifarm III agreed to sell its 50.0% of the outstanding membership interests of each of NuLeaf Reno Production, LLC (“NuLeaf Reno”) and NuLeaf Sparks Cultivation, LLC (“NuLeaf Sparks”) to NuLeaf, which owned the remaining 50.0% of the membership interests of NuLeaf Reno and NuLeaf Sparks, for aggregate consideration of $6.50 million in cash. The transaction closed in April 2022.
OneQor
During fiscal year 2020, management suspended the operations of OneQor due to (i) a lack of proper growth in customer acquisition and revenue for this CBD operation during the COVID-19 pandemic and (ii) the overall financial health of the Company as a result of COVID-19 and social unrest. The Company plans to focus its attention and resources on growing its THC business. In November 2022, the Company received confirmation for the legal dissolution of OneQor. Accordingly, all liabilities and existing obligations related to OneQor were extinguished as of December 31, 2022.
The completed sales of our NuLeaf operations during the periods presented represent a strategic shift that had a major effect on the Company’s operations and financial results. As a result, management determined the results of these components qualified for discontinued operations presentation in accordance with ASC 205, “Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity".
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Operating results for the discontinued operations were comprised of the following:

(in thousands)
Three Months Ended March 31,
2022
Total Revenues	$4,885
Cost of Goods Sold	2,099
Gross Profit	2,786

Selling, General and Administrative Expenses	2,471
Gain on Sale of Assets	(1,681)
Income from Operations	1,996

Other Income	29
Income from Discontinued Operations Before Provision for Income Taxes	2,025

Income Tax Expense	(95)
Income from Discontinued Operations	$1,930

Income from Discontinued Operations per Common Share Attributable to Unrivaled Brands, Inc. Common Stockholders - Basic And Diluted	$0.01
As of March 31, 2023 and December 31, 2022, the assets and liabilities related to discontinued operations were deconsolidated and no balance remained.
NOTE 16 – SEGMENT INFORMATION
The Company operates in two segments:

(i) Cannabis Retail – Either independently or in conjunction with third parties, the Company operates medical marijuana and adult use cannabis dispensaries in California. All retail dispensaries offer a broad selection of medical and adult use cannabis products including flower, concentrates, and edibles.
(ii) Cannabis Cultivation and Distribution – The Company operates a cultivation facility in Oakland, California and distributes flower grown from the facility to other manufacturers or to its own retail cannabis dispensaries in California under the Korova brand.

For the periods presented, revenue by reportable segments are as follows:

	(in thousands)
	Total Revenue		% of Total Revenue
	Three Months Ended March 31,
Segment	2023	2022	2023	2022
Cannabis Retail	$7,959	$12,109	91.2%	65.6%
Cannabis Cultivation & Distribution	770	6,336	8.8%	34.4%
Total	$8,729	$18,445	100.0%	100.0%
The accompanying notes are an integral part of the unaudited consolidated financial statements.

For the periods presented, results of operations by reportable segments are as follows:

	(in thousands)
	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
	Cannabis Retail	Cannabis Cultivation & Distribution	Corporate & Other	Total	Cannabis Retail	Cannabis Cultivation & Distribution	Corporate & Other	Total
Total Revenues	$7,959	$770	$—	$8,729	$12,109	$6,336	$—	$18,445
Cost of Goods Sold	3,805	740	—	4,545	6,881	5,855	—	12,736
Gross Profit	4,154	30	—	4,184	5,228	481	—	5,709

Selling, General & Administrative Expenses	3,045	164	3,895	7,104	5,025	4,600	8,306	17,931
Gain on Disposal of Assets	—	—	—	—	—	—	(198)	(198)
Income (Loss) from Operations	1,109	(134)	(3,895)	(2,920)	203	(4,119)	(8,108)	(12,024)

Other Income (Expense):
Interest Expense	(48)	—	(976)	(1,024)	—	(165)	(1,601)	(1,766)
Gain on Extinguishment of Debt	—	—	3,026	3,026	—	—	542	542
Gain on Settlement of Liabilities	587	9	911	1,507	—	—	—	—
Loss on Sale of Investments	—	—	(61)	(61)	—	—	—	—
Other Income, Net	225	315	—	540	78	415	539	1,032
Total Other Income (Loss), Net	764	324	2,900	3,988	78	250	(520)	(192)

Income (Loss) Before Provision for Income Taxes	$1,873	$190	$(995)	$1,068	$281	$(3,869)	$(8,628)	$(12,216)

Total Assets	$19,882	$4,290	$15,294	$39,466	$52,125	$580	$197,097	$249,802
NOTE 17 – RELATED PARTY TRANSACTIONS

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Company's board of directors.

During the three months ended March 31, 2023, the Company incurred a total of $0.45 million in fees pursuant to the engagement letter (the "Engagement") dated August 12, 2022 for executive level consulting and related business support services. In accordance with the Engagement, the Company issued 16,181,230 shares of the Company's common stock under the performance bonus award valued at $0.36 million the three months ended March 31, 2023.

During the three months ended March 31, 2023, a member of the Company's board of directors forfeited 1,500,000 shares of the Company's common stock to the Company for no cash value.
NOTE 18 – COMMITMENTS AND CONTINGENCIES
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

Based upon present information, the Company determined that there was one matter that required an accrual as of March 31, 2023. Accordingly, the Company has accrued $0.50 million for the Magee litigation detailed below.

Magee v. UMBRLA, Inc. et al. - The Company is currently involved in a breach of contract action brought by former LTRMN, Inc. (“LTRMN”) employee, Kurtis Magee, which was filed by Mr. Magee in the Superior Court of the State of California, County of Orange, on July 21, 2020. Mr. Magee alleges breach of contract in connection with Mr. Magee’s separation agreement with LTRMN. Trial in this matter is set for April 29, 2024.

Terra Tech Corp. v. National Fire & Marine Ins. Co., et al. - On or about December 6, 2021, the Company initiated an action in California Superior Court, County of Alameda, against National Fire & marine Insurance Company (“National Fire”), Woodruff-Sawyer & Co., and R-T Specialty, LLC in connection with the denial of an insurance claim by National Fire following the vandalism and looting of the Company’s Bay Area dispensaries in May 2020. The Company alleges that coverage levels for the Company were changed after the policy was bound, in a manner inconsistent with the binder, which prevented the Company from fully recovering its losses in connection with the incidents. Trial in this matter has not been set.

Unrivaled Brands, Inc. et al v. Mystic Holdings, Inc., et al. - On May 11, 2022, Unrivaled and its wholly-owned subsidiary, Medifarm I, LLC (“Plaintiffs”) initiated an action in the Second Judicial District of the State of Nevada, County of Washoe, against Mystic Holdings, Inc. (“Mystic”) and Picksy Reno LLC (collectively with Mystic, “Defendants”) in connection with Defendants’ failure to honor Plaintiffs’ exercise of a put option entitling Plaintiffs to the repurchase of approximately 8,332,096 shares of Mystic at a price of $1.00 per share. No proceedings have yet been held in this matter and a trial in this matter is set for September 12, 2023.

Fusion LLF, LLC v. Unrivaled Brands, Inc. - On June 27, 2022, Fusion LLF, LLC filed an action against the Company, in the Superior Court for the State of California, County of Orange, alleging claims for breach of contract, account stated, and right to attach order and writ of attachment. The complaint claims at least $4.55 million in damages. On August 11, 2022, the Company filed an answer to the complaint. On August 5, 2022, Fushion LLF, LLC filed an application for a right to attach order and writ of attachment, which was denied on December 8, 2022.

People's California, LLC v. Unrivaled Brands, Inc. - On July 19, 2022, People’s California, LLC, the sellers of People's First Choice, filed an action against the Company in the Superior Court for the State of California, County of Orange, bringing claims for breach of contract and breach of the covenant of good faith and fair dealing stemming from the Company’s alleged breach of certain agreements with People’s California, LLC. The complaint claims at least $23.00 million in damages.

On September 20, 2022, the Company filed a cross-complaint in the matter in November 2021. The Company was seeking a minimum of $5.40 million in damages.

On March 6, 2023, the parties entered into a binding term sheet to settle the litigation. The litigation in stayed pending final documentation of the settlement agreement. The litigation is expected to be dismissed in the next 180 days. Refer to "Note 11 – Notes Payable" for further details.

People's California, LLC v. Kovacevich, et al - On August 1, 2022, People’s California, LLC filed an action against certain current and former officers and directors of the Company in the Superior Court for the State of California, County of Orange, derivatively on behalf of the Company and listing the Company as a nominal defendant alleging claims for breach of fiduciary duty, abuse of control, self-dealing, corporate waste, and unjust enrichment based on a series of corporate transactions and management decisions. The Complaint does not state a specific claim for damages.

On March 6, 2023, the parties entered into a binding term sheet to settle the litigation. The litigation in stayed pending final documentation of the settlement agreement. The litigation is expected to be dismissed in the next 180 days.
The accompanying notes are an integral part of the unaudited consolidated financial statements.

1149 South LA Street Fashion District, LLC vs Unrivaled Brands, Inc. - On January 30, 2023, 1149 South LA Street Fashion District, LLC and 1135 South LA Street Fashion District LLC filed an action against the Company and other defendants in the Superior Court of the State of California, County of Los Angeles, alleging claims for breach of written contract, breach of written guaranty, breach of implied covenant of good faith and fair dealing, waste, and declaratory relief. The complaint claims at least $0.58 million in damages. On April 10, 2023, the Company filed an answer to the complaint. Because no conclusion has been formed as to whether an unfavorable outcome is either probable or remote, no opinion is expressed as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

Greenlane Holdings, LLC v. Unrivaled Brands, Inc. - On February 6, 2023, Greenlane Holdings, LLC, a related party, filed an action against the Company in the Superior Court of the State of California, County of Los Angeles, alleging claims for breach of contract, account stated, and unjust enrichment. The complaint alleges damages of $0.40 million. On April 10, 2023, the Company filed an answer to the complaint. Because no conclusion has been formed as to whether an unfavorable outcome is either probable or remote, no opinion is expressed as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.
NOTE 19 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 10, 2023, which is the date these consolidated financial statements were issued, and has concluded that the following subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

On April 30, 2023, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) as definitive documentation of the binding term sheet dated March 23, 2023 related to the unsecured promissory notes issued on October 1, 2021 in connection with the acquisition of SilverStreak Solutions, Inc. Refer to "Note 11 – Notes Payable" for further information.
The accompanying notes are an integral part of the unaudited consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of Unrivaled Brands, Inc. (“Unrivaled Brands”, “Unrivaled” or the “Company”) is for the three months ended March 31, 2023. The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the accompanying notes presented in Item 1 of this Quarterly Report on Form 10-Q (this "Form 10-Q") and those discussed in Item 8 of the Company’s Annual Report on Form 10-K (the “Form 10-K”) filed with the SEC on April 10, 2023. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in “Cautionary Language Concerning Forward-Looking Statements,” Item 1A—”Risk Factors” and elsewhere in this Form 10-Q.

COMPANY OVERVIEW

Our Business

The Company is a cannabis company with retail, production, distribution, and cultivation operations in California, with an emphasis on providing the highest quality of medical and adult use cannabis products. The Company is home to Korova, a brand of high potency products across multiple product categories, currently available in California, Oregon, Arizona, and Oklahoma. With the acquisition of People’s First Choice, the Company operates a premier cannabis dispensary in Orange County, California, regularly servicing upwards of 1,000 customers each day. The Company also owns dispensaries in California which operate as The Spot in Santa Ana, Blüm in Oakland, and Blüm in San Leandro. As of March 31, 2023, the Company had 153 employees.

We are organized into two reportable segments:

•Cannabis Retail – Includes cannabis-focused retail, both physical stores and non-store front delivery
•Cannabis Cultivation and Distribution – Includes cannabis cultivation, manufacturing, and distribution operations

Either independently or in conjunction with third parties, we operate medical marijuana retail and adult use dispensaries, cultivation and production facilities in California.

Our corporate headquarters are located at 3242 S. Halladay St, Santa Ana, California 92705 and our telephone number is (888) 909-5564. Our website address is www.unrivaledbrands.com. No information available on or through our websites shall be deemed to be incorporated into this Form 10-Q. Our common stock, par value $0.001 (the “Common Stock”), is quoted on the OTC Markets Group, Inc’s OTCQB tier under the symbol “UNRV.”

Fiscal First Quarter 2023 Highlights

Executive-Led Private Placement

In January 2023, the Company entered into Securities Purchase Agreements with certain investors, including Sabas Carrillo, the Company’s Chief Executive Officer, Patty Chan, the Company’s Interim Chief Financial Officer, James Miller, the Company's Chief Operating Officer, and Robert Baca, the Company’s Interim Chief Legal Officer. Pursuant to the SPA, the Company issued (i) 14,071,431 shares of Series V Preferred Stock at $0.14 per share which is equal to the closing share price of common stock on December 30, 2022 on an as-converted-to-common stock-basis of ten shares of common stock for each one share of Series V Preferred Stock or $0.014 per share of common stock and (ii) 70,357,155 warrants to purchase up to 70,357,155 of common stock with an exercise price of $0.028 or equivalent to two times the as-converted-to-common stock purchase price of $0.014. The Company received total gross proceeds of $1.97 million from the private placement transaction.

Settlement of People's Litigation

On March 6, 2023, the Company entered into a binding term sheet to resolve pending litigation matters with People’s California, LLC, subject to final documentation. Upon execution of the binding term sheet, the parties agreed to inform the court of the settlement and request a stay of all pending litigation.

Amendment of Promissory Notes Related to Silverstreak Acquisition

On March 23, 2023, the Company entered into a binding term sheet to settle an aggregate of $3.25 million of the promissory notes dated October 1, 2021 related to the acquisition of Silverstreak Solutions, Inc. in the original amount of $4.50 million. The Company and the noteholders have now agreed to reduce the total amount of principal and interest owed to $1.25 million, payable over 60 months, and bearing interest at a rate of 10.0% per annum.

Outlook

The Company will continue to focus on its performing assets, particularly California retail assets. In particular, the Company intends to emphasize retail business fundamentals including a robust and diverse product offering, improving inventory and vendor management, effective marketing, and reinvigorating its Korova brand. The Company will continue to focus on reducing and streamlining its corporate overhead and rightsizing the Company. This outlook is based on several management assumptions that are largely outside the control of the Company. With a disciplined approach to retail performance, a management team with extensive cannabis industry, capital markets experience, deep relationships in the industry, and a commitment to investing in its team and, specifically, its company culture, the Company is encouraged that Unrivaled will emerge from its current restructuring efforts as an effective cannabis company. We will continue to seek further opportunities to expand profitability and maximize returns for its shareholders.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
The below table outlines our consolidated statements of operations for the three months ended March 31, 2023 compared to the three months ended March 31, 2022:

	(unaudited)
	Three Months Ended March 31,
($ in thousands)	2023	2022	$ Change	% Change
Revenue	$8,729	$18,445	$(9,716)	(53.0)%
Cost of Goods Sold	4,545	12,736	(8,191)	(64.0)%
Gross Profit	4,184	5,709	(1,525)	(27.0)%
Gross Profit %	47.9%	31.0%	17.0%

Operating Expenses:
Selling, General and Administrative Expenses	7,104	17,931	(10,827)	(60.4)%
Gain on Disposal of Assets	—	(198)	198	(100.0)%
Total Operating Expense, Net	7,104	17,733	(10,629)	(59.9)%

Loss from Operations	(2,920)	(12,024)	9,104	(75.7)%
Other Income (Expense), Net	3,988	(192)	4,180	(2,177.1)%

Income (Loss) from Continuing Operations Before Provisions for Income Taxes	1,068	(12,216)	13,284	(108.7)%
Provision for Income Tax (Expense) Benefit for Continuing Operations	(658)	1,688	(2,346)	(139.0)%

Net Income (Loss) from Continuing Operations	410	(10,528)	10,938	(103.9)%
Net Income from Discontinued Operations	—	1,930	(1,930)	(100.0)%

Net Income (Loss)	410	(8,598)	9,008	(104.8)%

Net Income from Discontinued Operations Attributable to Non-Controlling Interest	—	275	(275)	(100.0)%

Net Income (Loss) Attributable to Unrivaled Brands, Inc.	$410	$(8,873)	$9,283	(104.6)%

Revenue

During the three months ended March 31, 2023, the Company generated revenue from continuing operations of $8.73 million composed of retail revenue of $7.96 million and cultivation/distribution revenue of $0.77 million. This compared to revenue from continuing operations of $18.45 million for the quarter ended March 31, 2022, which included retail revenue of $12.11 million and cultivation/distribution revenue of $6.34 million. This was a decrease of $9.72 million or 53.0% in revenue from continuing operations.

Retail revenue for the three months ended March 31, 2023 decreased compared to the same period in the prior year by $4.15 million or 34.3% due to closure of our non-storefront delivery in Sacramento, California, the divestiture of the Downtown Los Angeles retail operations during the second quarter of 2022 and a general depression of the cannabis market during the last half of 2022. While we operated the non-storefront Sacramento retail operation and the Los Angeles retail operations during the first quarter of 2022, there were no operations of the same non-storefront Sacramento retail and Los Angeles retail operations during the first quarter of 2023, which contributed $1.38 million in revenues in the prior year.

Cultivation and distribution revenue for the three months ended March 31, 2023 decreased by $5.57 million or 87.8% compared to the same period in the prior year due to changes in the Company’s operations that were implemented as part of its turnaround plan in 2022. In addition, we eliminated third-party distribution operations in California which contributed $5.23 million of revenue in the same period in the prior year. We also began slowing down cultivation operations at a facility based in California which provided $0.65 million of revenue in the current year compared to $1.10 million in the prior year.
Gross Profit
Cost of goods sold for the three months ended March 31, 2023 was $4.55 million, a decrease of $8.19 million or 64.0% compared to $12.74 million for the three months ended March 31, 2022. The decrease in cost of goods sold was directly impacted by the decrease in revenues for the current reporting period as compared to the prior year.

Gross profit from continuing operations for the three months ended March 31, 2023 was $4.18 million compared to a gross profit of $5.71 million for the three months ended March 31, 2022, a decrease of $1.53 million or 27.0%. The decrease in gross profit was directly impacted by the decrease in revenues for the current reporting period as compared to the prior year. However, the Company's gross margin improved for the three months March 31, 2023 to 47.9% as compared to 31.0% for the same period in the prior year as the Company focused on its core assets and divested non-performing assets related to its distribution operations.
Selling, General & Administrative Expenses

The merger with UMBRLA and the acquisitions of People's First Choice and SilverStreak Solutions in 2021 led to more operations with additional facilities, employees, and costs to support them through most of the year 2022. Selling, general and administrative expenses for the three months ended March 31, 2023 were $7.10 million, compared to $17.93 million for the three months ended March 31, 2022, a decrease of $10.83 million or 60.4%. As a result of the Company's restructuring plan to focus on efficiencies, its core assets and reducing its non-core assets implemented during the third fiscal quarter of 2022, the Company saw significant reductions in expenses during the three months ended March 31, 2023 as compared to the same period in the prior year. As a result of the restructuring plan, the Company saw a decrease of $2.48 million in depreciation and amortization expense, a decrease of $1.38 million in facility related expenses, such as rent, utilities, repairs and maintenance, security, and insurance, a decrease of $2.93 million in salaries and benefits, and a decrease of $1.73 million in stock-based compensation.
Operating Loss

The Company realized an operating loss from continuing operations of $2.92 million for the three months ended March 31, 2023 compared to an operating loss from continuing operations of $12.02 million for the three months ended March 31, 2022, a decrease of $9.10 million or 75.7%. This improvement from the same period in the prior year was primarily attributable to the results of the Company's restructuring objectives noted above.

Other Income (Expense)
Other income for the three months ended March 31, 2023 was $3.99 million compared to other expense for the three months ended March 31, 2022 of $0.19 million, a decrease of $4.18 million. The change from the prior year was primarily attributable to the decline in interest expense as a result of reduced debt compared to the same period in the prior year, a gain on settlement of liabilities of $1.51 million, and a gain on extinguishment of debt of $3.03 million.
Discontinued Operations

Net income from discontinued operations was nil for the three months ended March 31, 2023 compared to $1.93 million for the comparative prior period. All discontinued operations were fully divested as of December 31, 2022, and as a result, the Company had no income or loss from discontinued operations for the three months ended March 31, 2023.
Three Months Ended March 31, 2023 Compared to Three Months Ended December 31, 2022
The below table outlines our consolidated statements of operations for the fiscal first quarter of 2023 compared to the fiscal fourth quarter of 2022:

	(unaudited)
	Three Months Ended
	March 31,	December 31,
($ in thousands)	2023	2022	$ Change	% Change
Revenue	$8,729	$8,726	$3	—%
Cost of Goods Sold	4,545	4,905	(360)	(7.0)%
Gross Profit	4,184	3,821	363	10.0%
Gross Profit %	47.9%	43.8%	4.1%

Operating Expenses:
Selling, General and Administrative Expenses	7,104	4,113	2,991	72.7%
Gain on Disposal of Assets	—	(9,066)	9,066	(100.0)%
Total Operating Expenses	7,104	(4,953)	12,057	(243.4)%

(Loss) Income from Operations	(2,920)	8,774	(11,694)	(133.3)%
Other Income (Expense), Net	3,988	(2,026)	6,014	(296.8)%

Income from Continuing Operations Before Provisions for Income Taxes	1,068	6,748	(5,680)	(84.2)%
Provision for Income Tax Expense for Continuing Operations	(658)	(2,802)	2,144	(76.5)%

Net Income from Continuing Operations	410	3,946	(3,536)	(89.6)%
Net Loss from Discontinued Operations	—	(380)	380	(100.0)%

Net Income Attributable to Unrivaled Brands, Inc.	$410	$3,566	$(3,156)	(88.5)%
Revenue

During the three months ended March 31, 2023, revenues were consistent with the preceding quarter ended December 31, 2022. The Company's revenue from retail, cultivation and distribution remained consistent quarter over quarter.
Gross Profit

Cost of goods sold for the three months ended March 31, 2023 was $4.55 million, a decrease of $0.36 million or 7.0%, compared to $4.91 million for the three months ended December 31, 2022. The decrease in cost of goods sold was directly impacted by the improvement in efficiency and cost cutting measures at the Company's cultivation facility and its operations.

Gross profit from continuing operations for the three months ended March 31, 2023 was $4.18 million compared to a gross profit of $3.82 million for the three months ended December 31, 2022, an increase of $0.36 million or 10.0%. The increase in gross profit was directly impacted by the decrease in cost of goods sold for the current reporting period as compared to the immediate prior quarter. As a result, the Company's gross margin improved for the three months March 31, 2023 to 47.9% as compared to 43.8% for the immediate prior quarter.

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased $2.99 million from the quarter ended December 31, 2022 primarily as a result of (1) an increase in professional fees of $1.05 million due to legal fees in defending the Company in litigation and legal fees resulting from the settlement and negotiation of settlements of various liabilities, and (2) an increase in allowance for doubtful accounts. In the quarter ended December 31, 2022, the Company recognized a reversal of $1.08 million in the allowance for doubtful accounts, which resulted in a reduction in total selling, general and administrative expenses in the three months ended December 31, 2022 as compared to nil reversals or bad debt expense for the quarter ending March 31, 2023.
Operating Income and Loss

The Company realized an operating loss from continuing operations of $2.92 million for the three months ended March 31, 2023 compared to an operating income from continuing operations of $8.77 million for the three months ended December 31, 2022, a decrease of $11.69 million or 133.3%. The decline from the immediate prior quarter was primarily due to the onetime gains recognized in the fourth quarter of 2022 related to the $9.07 million gain recognized on the shut down of its non-core assets during the fourth quarter of fiscal 2022, while no such transaction occurred during three months ended March 31, 2023..

Other Income and Expense
Other income for the three months ended March 31, 2023 was $3.99 million compared to $2.03 million expense recognized in the three months ended December 31, 2022, a decrease of $6.01 million. This change from was primarily attributable to the decline in interest expense as a result of reduced debt compared to the same period in the prior year and the gain on settlement of liabilities of $1.51 million and gain on extinguishment of debt of $3.03 million which had no such gains in the same period in the prior year.
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

In the presentation of the financial results below, the Company reconciles Non-GAAP Adjusted EBITDA Income (Loss) with net income (loss) attributable to continuing operations, the most directly comparable GAAP measure. Management believes that this presentation may be more meaningful in analyzing our income generation.

On a non-GAAP basis, the Company recorded Non-GAAP Adjusted EBITDA Loss of $1.15 million for the three months ended March 31, 2023 compared to $5.08 million for the three months ended March 31, 2022. The details of those expenses and non-GAAP reconciliation of these non-cash items are set forth below:

	(in thousands)
	Three Months Ended March 31,
	2023	2022
Net Income (Loss)	$410	$(8,598)
Less: Net (Income) Loss from Discontinued Operations, Net	—	(1,930)
Add (Deduct) Impact of:
Interest Expense	1,024	1,766
Provision for Income Tax Expense (Benefit)	658	(1,688)
Depreciation Expense	212	907
Amortization of Intangible Assets	563	2,343
EBITDA Income (Loss) from Continuing Operations (Non-GAAP)	$2,867	$(7,200)

Non-GAAP Adjustments:
Stock-based Compensation Expense	455	2,187
Severance Expense for Series A Share Repurchases	—	670
Loss on Sale of Investments	61	—
Gain on Disposition and Sale of Assets	—	(198)
Gain on Settlement of Liabilities	(1,507)	—
Gain on Extinguishment of Debt	(3,026)	(542)
Adjusted EBITDA Loss from Continuing Operations (Non-GAAP)	$(1,150)	$(5,083)
LIQUIDITY AND CAPITAL RESOURCES

We incurred net income (for 2023) and net losses (for 2022) for the three months ended March 31, 2023 and 2022, respectively and have an accumulated deficit of $439.64 million and $440.05 million at March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, we had a working capital deficit of $33.09 million, including $1.36 million of cash compared to a working capital deficit of $54.57 million, including $1.20 million of cash, as of December 31, 2022. Current assets were approximately 0.14 times current liabilities as of March 31, 2023, compared to approximately 0.08 times current liabilities as of December 31, 2022.
We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through private sales of common stock, preferred stock and debt securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the end of 2023. However, we continue to evaluate various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations, or if we are able to raise capital, that such capital will be available to us on acceptable terms, on an acceptable schedule, or at all.
The risks and uncertainties surrounding the Company’s ability to continue to raise capital and its limited capital resources raise substantial doubt as to the Company’s ability to continue as a going concern for twelve months from the issuance of these financial statements. The accompanying consolidated financial statements have been prepared in accordance with US GAAP, which contemplate our continuation as a going concern.
Operating Activities
Cash used in operating activities for the three months ended March 31, 2023 was $2.28 million, compared to $3.43 million for the three months ended March 31, 2022, a decrease of $1.15 million, or 33.6%. The decrease in cash used in operating activities was primarily due to a slowdown in cash payments of payables and accrued expenses, partly due to the lack of capital during the current period as compared to the same period in the prior year and our increased efforts to scale back on non-accretive expenditures. For fiscal year 2022, management focused on its turnaround plan to stabilize operations to put the Company on a path to profitability. We took decisive action to preserve operating cash flow by reducing cash burn, prioritizing payments, renegotiating vendor agreements and closing underperforming business units. Management expects to see improvements in cash flow from operating activities as the Company continues to execute its strategic restructuring.
Investing Activities

Cash provided by investing activities for the three months ended March 31, 2023 was $0.69 million, compared to cash provided by investing activities of $14.19 million for the three months ended March 31, 2022, a decrease of $13.50 million, or 95.1%. The decrease in cash provided by investing activities was primarily due to the cash received upon disposing some of the Company's subsidiaries, which the Company had no such transactions in the current year.
Financing Activities

Cash provided by financing activities for the three months ended March 31, 2023 was $1.75 million, compared to cash used in financing activities of $14.24 million for the three months ended March 31, 2022, an improvement of $15.98 million, or 112.3%. The decrease in cash used in financing activities as compared to the prior year was primarily due to the significant debt payments made on the Company's debt in the prior year, while the Company has minimal debt payments in the current year.
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

DISCLOSURE ABOUT OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2023, the Company does not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
This item is omitted as it is not required for a smaller reporting company.
ITEM 4. CONTROLS AND PROCEDURES.
Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective to a reasonable level as of March 31, 2023.
Based on the results of its assessment, our management concluded that our internal control over financial reporting was not effective as of March 31, 2023 based on such criteria due to material weaknesses in internal control over financial reporting described below:
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
We expect to remediate these material weaknesses during fiscal year 2023. However, we may discover additional material weaknesses that may require additional time and resources to remediate.

Changes in Internal Control Over Financial Reporting

We regularly assess the adequacy of our internal controls over financial reporting and enhance our controls in response to internal control assessments and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. See “Note 18 – Commitments and Contingencies” for further information about legal activity.
ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2022, except for the risk factors noted below. Please refer to that section for disclosures regarding the risk and uncertainties relating to our business.

We have entered into binding term sheets with third parties and cannot assure you that any anticipated arrangements under such term sheets will lead to definitive agreements. If we are unable to complete these arrangements in a timely manner and on terms favorable to us, our business may be adversely affected.

We have engaged in negotiations with a number of third parties and have agreed to terms regarding settlement of litigation in which the Company is involved and restructuring of certain debt. We may be unable to negotiate final terms in a timely manner, or at all, and there is no guarantee that the terms of any final, definitive, binding agreement will be the same or similar to those currently contemplated in the term sheets. Final terms may be less favorable to us than those set forth in the term sheets. Delays in negotiating final, definitive, binding agreements could slow the Company’s development, divert management’s attention from other matters, result in wasted resources, and cause the Company to consume capital significantly faster than it currently anticipates.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

Exhibit	Description

2.1	Agreement and Plan of Merger, dated March 2, 2021
2.2	Name Change Agreement and Plan of Merger, dated as of June 30, 2021, by and between Terra Tech Corp. and Unrivaled Brands, Inc.
2.3	Membership Interest Purchase Agreement, dated as of July 1, 2021, by and among the Company and Nicholas Kovacevich and Dallas Imbimbo.
2.4	Membership Interest Purchase Agreement, dated August 15, 2021.
2.5	Membership Interest Purchase Agreement, dated as of November 17, 2021.
2.6	Membership Interest Purchase Agreement, dated November 22, 2021.
3.1	Certificate of Withdrawal of Certificate of Designation of Series A Preferred Stock
3.2	Certificate of Withdrawal of Certificate of Designation of Series B Preferred Stock
3.3	Articles of Merger, filed with the Nevada Secretary of State on July 1, 2021.
3.4	Name Change Articles of Merger, filed with the Nevada Secretary of State on July 1, 2021.
3.5	Articles of Incorporation.
3.6	Certificate of Amendment.
3.7	Certificate of Change.
3.8	Certificate of Amendment.
3.9	Second Amended and Restated Bylaws.
3.10	Certificate of Designation of Series V Preferred Stock.
3.11	Amended and Restated Certificate of Designation of Series V Preferred Stock.
3.12	Second Amended and Restated Certificate of Designation of Series V Preferred Stock.
3.13	Certificate of Designation of Series N Preferred Stock.
4.1	Form of Amendment No. 1 to 7.5% Senior Convertible Promissory Note.
4.2	Form of Amendment No. 2 to 7.5% Senior Convertible Promissory Note, dated January 11, 2021.
4.3	Form of Amendment No. 3 to 7.5% Senior Convertible Promissory Note.
4.4	Form of Common Stock Purchase Warrant
4.5	Form of 3.0% Senior Convertible Promissory Note.
4.6	Form of Common Stock Purchase Warrant (“A Warrant”).
4.7	Form of Common Stock Purchase Warrant (“B Warrant”).
4.8	Form of Straight Promissory Note (“6-Month Note”).
4.9	Form of Straight Promissory Note (“12-Month Note”).
4.10	Common Stock Purchase Warrant
4.11	Form of Senior Secured Promissory Note.
4.12	Secured Promissory Note, dated November 22, 2021.
4.1	Binding Term Sheet dated March 23, 2023, by and among the Company, as borrower, and Noteholders.
31.1	Certification of Sabas Carrillo, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Patty Chan, Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Sabas Carrillo, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. **
32.2	Certification of Patty Chan, Interim Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. **
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flow, (iv) Consolidated Statements of Stockholders Equity, and (v) Notes to Unaudited Consolidated Financial Statements.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*
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

UNRIVALED BRANDS, INC.

Date: May 10, 2023	By:	/s/ Patty Chan
Patty Chan
Interim Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)