Form 10-Q
period 2023-06-30
Unrivaled Brands, Inc.
filed 2023-08-14
CIK 1451512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
As of August 10, 2023, there were 772,483,465 shares of common stock outstanding, 100,918,457 shares of common stock issuable upon the exercise of all our outstanding warrants, and 21,125,759 shares of common stock issuable upon the exercise of all vested options.

UNRIVALED BRANDS, INC.
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

ITEM 1. FINANCIAL STATEMENTS.
UNRIVALED BRANDS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except for shares)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$588	$1,200
Accounts Receivable	862	313
Inventory	2,952	1,939
Prepaid Expenses & Other Assets	691	498
Notes Receivable	625	625
Total Current Assets	5,718	4,575

Property, Equipment and Leasehold Improvements, Net	12,577	13,000
Intangible Assets, Net	1,734	2,859
Goodwill	3,585	3,585
Other Assets	14,646	16,279
Investments	—	210
TOTAL ASSETS	$38,260	$40,508

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Current Liabilities:
Accounts Payable	$10,425	$12,990
Accrued Liabilities	5,608	4,424
Current Lease Liabilities	2,133	1,996
Current Portion of Notes Payable	25,879	29,662
Income Taxes Payable	8,771	10,071
Total Current Liabilities	52,816	59,143

Notes Payable, Net of Discounts	6,642	4,814
Lease Liabilities	12,304	13,088
TOTAL LIABILITIES	71,762	77,045

COMMITMENTS AND CONTINGENCIES (Note 18)	—	—

STOCKHOLDERS’ DEFICIT:
Preferred Stock, Convertible Series V, par value $0.001:
25,000,000 shares authorized; 14,071,431 and nil shares outstanding as of June 30, 2023 and December 31, 2022, respectively	1	—
Common Stock, par value $0.001:
990,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 772,483,465 and 679,513,554 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	797	701
Treasury Stock: nil and 2,308,420 shares of common stock as of June 30, 2023 and December 31, 2022, respectively	—	(808)
Additional Paid-In Capital	406,781	403,619
Accumulated Deficit	(441,081)	(440,049)
TOTAL STOCKHOLDERS’ DEFICIT	(33,502)	(36,537)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$38,260	$40,508
The accompanying notes are an integral part of the unaudited consolidated financial statements.

UNRIVALED BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except for shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue	$8,797	$15,801	$18,037	$34,650
Cost of Goods Sold	4,197	7,714	8,742	20,450
Gross Profit	4,600	8,087	9,295	14,200

Operating Expenses:
Selling, General & Administrative	8,071	18,160	13,668	36,091
Impairment Expense	—	55,726	—	55,726
(Gain) Loss on Disposal of Assets	(1,739)	541	(1,739)	343
Total Operating Expenses	6,332	74,427	11,929	92,160

Loss from Operations	(1,732)	(66,340)	(2,634)	(77,960)

Other Income (Expense):
Interest Expense, Net	(187)	(438)	(1,211)	(2,204)
Gain on Extinguishment of Debt	—	—	3,026	542
Gain on Settlement of Liabilities	110	—	110	—
Realized Loss on Sale of Investments	—	—	(61)	—
Unrealized Gain on Investments	—	963	—	963
Other Income	242	230	271	858
Total Other Income, Net	165	755	2,135	159

Loss from Continuing Operations Before Provision for Income Taxes	(1,567)	(65,585)	(499)	(77,801)
Provision for Income Tax Benefit (Expense) for Continuing Operations	125	448	(533)	2,136
Net Loss from Continuing Operations	(1,442)	(65,137)	(1,032)	(75,665)

Income from Discontinued Operations Before Provision for Income Taxes	—	1,419	—	3,349
Net Income from Discontinued Operations	—	1,419	—	3,349

NET LOSS	$(1,442)	$(63,718)	$(1,032)	$(72,316)

Less: Net Income from Discontinued Operations Attributable to Non-Controlling Interest	—	—	—	275
NET LOSS ATTRIBUTABLE TO UNRIVALED BRANDS, INC.	$(1,442)	$(63,718)	$(1,032)	$(72,591)

Net Loss from Continuing Operations per Common Share Attributable to Unrivaled Brands, Inc. - Basic and Diluted	$—	$(0.11)	$—	$(0.13)
Net Loss per Common Share Attributable to Unrivaled Brands, Inc. - Basic and Diluted	$—	$(0.11)	$—	$(0.13)
Weighted-Average Shares Outstanding - Basic	835,274,484	575,973,609	851,619,604	572,176,041
Weighted-Average Shares Outstanding - Diluted	835,274,484	575,973,609	851,619,604	572,176,041
The accompanying notes are an integral part of the unaudited consolidated financial statements.

UNRIVALED BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022
(in thousands, except for shares)

	Convertible Series V Preferred Stock		Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interest
	Shares	Amount	Shares	Amount	Amount				Total
BALANCE AT MARCH 31, 2023	14,071,431	$1	695,694,794	$717	$(810)	$406,029	$(439,639)	$—	$(33,702)
Net Loss Attributable to Unrivaled Brands, Inc.	—	—	—	—	—	—	(1,442)	—	(1,442)
Stock Compensation - Services Expense	—	—	79,997,091	80	—	1,473	—	—	1,553
Stock Option Expense	—	—	—	—	—	89	—	—	89
Forfeiture and Cancellation of Treasury Stock	—	—	(3,208,420)	—	810	(810)	—	—	—
BALANCE AT JUNE 30, 2023	14,071,431	$1	772,483,465	$797	$—	$406,781	$(441,081)	$—	$(33,502)

	Convertible Series V Preferred Stock		Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interest
	Shares	Amount	Shares	Amount	Amount				Total
BALANCE AT MARCH 31, 2022	—	$—	530,329,995	$552	$(808)	$399,536	$(258,888)	$4,134	$144,526
Net Loss Attributable to Unrivaled Brands, Inc.	—	—	—	—	—	—	(63,718)	—	(63,718)
Disposition of Non-Controlling Interest	—	—	—	—	—	—	(1,103)	(4,134)	(5,237)
Stock Compensation - Employees	—	—	1,200,000	1	—	169	—	—	170
Stock Compensation - Directors	—	—	259,796	—	—	29	—	—	29
Stock Compensation - Services Expense	—	—	725,000	1	—	128	—	—	129
Stock Option Expense	—	—	—	—	—	1,352	—	—	1,352
BALANCE AT JUNE 30, 2022	—	$—	532,514,791	$554	$(808)	$401,214	$(323,709)	$—	$77,251
The accompanying notes are an integral part of the unaudited consolidated financial statements.

UNRIVALED BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(in thousands, except for shares)

	Convertible Series V				Treasury	Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interest	Total
	Preferred Stock		Common Stock		Stock
	Shares	Amount	Shares	Amount	Amount
BALANCE AT DECEMBER 31, 2022	—	$—	679,513,564	$701	$(808)	$403,619	$(440,049)	$—	$(36,537)
Net Loss Attributable to Unrivaled Brands, Inc.	—	—	—	—	—	—	(1,032)	—	(1,032)
Stock Compensation - Services Expense	—	—	96,178,321	96	—	1,814	—	—	1,910
Stock Option Exercise	—	—	—	—	—	187	—	—	187
Stock Issued for Cash	14,071,431	1	—	—	—	1,969	—	—	1,970
Forfeiture and Cancellation of Treasury Stock	—	—	(3,208,420)	—	808	(808)	—	—	—
BALANCE AT JUNE 30, 2023	14,071,431	$1	772,483,465	$797	$—	$406,781	$(441,081)	$—	$(33,502)

	Convertible Series V				Treasury	Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interest	Total
	Preferred Stock		Common Stock		Stock
	Shares	Amount	Shares	Amount	Amount
BALANCE AT DECEMBER 31, 2021	—	$—	498,546,291	$521	$(808)	$392,930	$(250,015)	$3,859	$146,487
Net Loss Attributable to Unrivaled Brands, Inc.	—	—	—	—	—	—	(72,591)	—	(72,591)
Debt Conversion - Common Stock	—	—	294,452	—	—	75	—	—	75
Warrants Exercise	—	—	4,759,708	4	—	(5)	—	—	(1)
Stock Compensation - Employees	—	—	2,100,000	2	—	350	—	—	352
Stock Compensation - Directors	—	—	943,128	1	—	212	—	—	213
Stock Compensation - Services Expense	—	—	725,000	1	—	128	—	—	129
Stock Option Exercise	—	—	146,212	—	—	—	—	—	—
Stock Issued for Cash	—	—	25,000,000	25	—	4,350	—	—	4,375
Stock Option Expense	—	—	—	—	—	3,174	—	—	3,174
Disposition of Non-Controlling Interest	—	—	—	—	—	—	(1,103)	(4,134)	(5,237)
Net Loss Attributable to Non-Controlling Interest	—	—	—	—	—	—	—	275	275
BALANCE AT JUNE 30, 2022	—	$—	532,514,791	$554	$(808)	$401,214	$(323,709)	$—	$77,251

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UNRIVALED BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,032)	$(72,316)
Less: Net Income from Discontinued Operations	—	3,349
Net Loss from Continuing Operations	(1,032)	(75,665)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Deferred Income Tax Benefit	—	(2,137)
Bad Debt (Recovery) Expense	(7)	1,220
Gain on Settlement of Liabilities	(110)	—
Realized Loss on Sale of Investments	61	—
Gain on Extinguishment of Debt	(3,026)	(542)
Non-Cash Interest Expense	193	676
(Gain) Loss on Disposal of Assets	(1,739)	343
Depreciation and Amortization	1,558	6,602
Amortization of Operating Lease Right-of-Use Asset	999	1,080
Stock-Based Compensation	2,097	3,868
Unrealized Gain on Investments	—	(963)
Impairment Loss	—	55,726
Change in Operating Assets and Liabilities:
Accounts Receivable	(542)	2,434
Inventory	(1,013)	434
Prepaid Expenses and Other Current Assets	(193)	(1,885)
Other Assets	—	(2,520)
Accounts Payable and Accrued Expenses	1,256	9,776
Operating Lease Liabilities	(647)	200
Net Cash Used in Operating Activities - Continuing Operations	(2,145)	(1,353)
Net Cash Used in Operating Activities - Discontinued Operations	—	(1,150)
NET CASH USED IN OPERATING ACTIVITIES	(2,145)	(2,503)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(91)	(2,035)
Proceeds from Notes Receivable	634	375
Proceeds from Sale of Investments	149	—
Proceeds from Sale of Assets	—	450
Net Cash Provided by (Used in) Investing Activities - Continuing Operations	692	(1,210)
Net Cash Provided by Investing Activities - Discontinued Operations	—	20,709
NET CASH PROVIDED BY INVESTING ACTIVITIES	692	19,499

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of Debt Principal	(1,129)	(21,634)
Proceeds from Issuance of Common Stock	1,970	4,375
Net Cash Provided by (Used in) Financing Activities - Continuing Operations	841	(17,259)
Net Cash Used in Financing Activities - Discontinued Operations	—	(11)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	841	(17,270)

NET CHANGE IN CASH	(612)	(274)

Cash at Beginning of Period	1,200	6,700
Cash Reclassed to Discontinued Operations	—	(442)
CASH AT END OF PERIOD	$588	$5,984

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash Paid for Interest	$182	$1,552

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt Principal and Accrued Interest Converted into Common Stock	$—	$52
Reclass of Accrued Interest to Principal	$1,896	$—
Net Assets Transferred to Assets Held For Sale	$—	$1,328

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

References in this document to the “Company”, “Unrivaled”, “we”, “us”, or “our” are intended to mean Unrivaled Brands, Inc., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

During the fiscal second quarter of 2023, the Company received confirmation for the legal dissolution of UMBRLA, Inc. As a result, all liabilities and existing obligations of the dissolved entity were extinguished and the Company recognized a gain on disposal of assets of $1.74 million during the three and six months ended June 30, 2023.
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

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 2023 and December 31, 2022, and the consolidated results of operations and cash flows for the periods ended June 30, 2023 and 2022 have been included. These interim unaudited condensed consolidated financial statements do not include all disclosures required by GAAP for complete financial statements and, therefore, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2022. The December 31, 2022 balances reported herein are derived from the audited consolidated financial statements for the year ended December 31, 2022. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.
Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, the Company determined the presentation of promotion and marketing program ("PMP") revenue should be included as revenue. Prior period presentation of PMP was included as a component of other income in the consolidated statement of operations. In addition, the Company determined certain amounts pertaining to the gain on settlement of liabilities should be a categorized as a component of selling, general and administrative expenses. These reclassifications did not affect total assets, total liabilities, stockholders' deficit or net loss.

Going Concern
The Company incurred a pre-tax net loss from continuing operations of $1.57 million and $0.50 million for the three and six months ended June 30, 2023, respectively, and $65.59 million and $77.80 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023 and December 31, 2022, the Company had an accumulated deficit of $441.08 million and $440.05 million, respectively. At June 30, 2023, the Company had a consolidated cash balance of $0.59 million. Management expects to experience further net losses in 2023 and in the foreseeable future. The Company may not be able to generate sufficient cash from operating activities to fund its ongoing operations. The Company's future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that the Company will be able to generate enough revenue or raise capital to support its operations.

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

Significant Accounting Policies
The significant accounting policies and critical estimates applied by the Company in these interim unaudited condensed consolidated financial statements are the same as those applied in the Company’s audited consolidated financial statements and accompanying notes included in the Company’s 2022 Form 10-K, unless otherwise disclosed in these accompanying notes to the unaudited consolidated financial statements for the interim period ended June 30, 2023.
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
Loss Per Common Share
In accordance with the provisions of ASC 260, “Earnings Per Share”, net loss per share is computed by dividing net income or loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. If the Company is in a net income position, diluted earnings per share includes stock options, warrants, convertible preferred stock, and convertible debt that are determined to be dilutive using the treasury stock method for all equity instruments issuable in equity units and the “if converted” method for the Company’s convertible debt. The Company's operations resulted in net loss for the three and six months ended June 30, 2023 and 2022. Therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for all periods presented.
Dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	Six Months Ended June 30,
	2023	2022

Common Stock Warrants	100,918,457	85,826,872
Common Stock Options	21,125,759	88,126,615
	122,044,216	173,953,487

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

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments—Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”), which eliminates the accounting guidance on troubled debt restructurings for creditors and amends the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under the current guidance and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 replaces the “incurred loss” credit losses framework with a new accounting standard that requires management's measurement of the allowance for credit losses to be based on a broader range of reasonable and supportable information for lifetime credit loss estimates. Effective January 1, 2023, the Company adopted the standard. The adoption of this standard do not have a material impact on our financial statements.

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
NOTE 3 – CONCENTRATIONS OF BUSINESS AND CREDIT RISK
The Company maintains cash balances in several financial institutions that are insured by either the Federal Deposit Insurance Corporation or the National Credit Union Association up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations, and it maintains significant cash on hand at certain of its locations. The Company has not historically experienced any material loss from carrying cash on hand. The amount in excess of insured limitations was nil and nil as of June 30, 2023 and December 31, 2022, respectively.
The Company provides credit in the normal course of business to customers located throughout the U.S. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. There were no customers that comprised more than 10.0% of the Company's revenue for the three and six months ended June 30, 2023 and 2022.
The Company sources cannabis products for retail, cultivation, and production from various vendors. However, as a result of regulations in the State of California, the Company’s California retail, cultivation, and production operations must use vendors licensed by the State. As a result, the Company is dependent upon the licensed vendors in California to supply products. If the Company is unable to enter into relationships with sufficient members of properly licensed vendors, the Company’s sales may be impacted. During the three and six months ended June 30, 2023 and 2022, the Company did not have any concentration of vendors for inventory purchases. However, this may change depending on the number of vendors who receive appropriate licenses to operate in the State of California.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOTE 4 – INVENTORY
Raw materials consist of materials and packaging for manufacturing of products owned by the Company. Work-in-progress consists of cultivation materials and live plants. Finished goods consists of cannabis products sold in retail and distribution. Inventory as of June 30, 2023 and December 31, 2022 consisted of the following:

	(in thousands)
	June 30, 2023	December 31, 2022

Raw Materials	$674	$524
Work-In-Progress	649	284
Finished Goods	1,629	1,131
Total Inventory	$2,952	$1,939
NOTE 5 – INVESTMENTS
On May 3, 2022, Edible Garden Corp. ("Edible Garden"), an entity in which the Company had an investment of common stock, completed a 1-for-5 reverse stock split of its outstanding common stock. As a result, the Company held 1,000,000 shares in Edible Garden. On May 5, 2022, Edible Garden announced the pricing of its initial public offering of 2,930,000 shares of its common stock and accompanying warrants to purchase up to 2,930,000 shares of common stock for an exercise price of $5.00 per share. Each share of common stock was sold together with one warrant at a combined offering price of $5.00, for gross proceeds of approximately $14.70 million. As a result of the initial public offering, the Company reassessed its write down on the investment and recorded a write up to its fair value, which is categorized within the fair value hierarchy as Level 2. In November 2022, the lock-up restriction on the Company's shares in Edible Garden expired and accordingly, the Company's investment transferred from Level 2 to Level 1 fair value measurement. During the fiscal first quarter ended March 31, 2023, the Company sold all its shares in Edible Garden and received $0.15 million. As a result, the Company recorded a realized loss on the sale of investments of $0.06 million during the six months ended June 30, 2023. During the six months ended June 30, 2022, the Company recorded nil in realized or unrealized losses related to its investment in Edible Garden.
NOTE 6 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
Property, equipment, and leasehold improvements as of June 30, 2023 and December 31, 2022 consisted of the following:

	(in thousands)
	June 30, 2023	December 31, 2022

Land and Building	$7,581	$7,581
Furniture and Equipment	1,314	1,336
Computer Hardware	334	299
Leasehold Improvements	7,901	8,009
Vehicles	57	103
Construction in Progress	2,565	2,565
Subtotal	19,752	19,893
Less Accumulated Depreciation	(7,175)	(6,893)
Property, Equipment and Leasehold Improvements, Net	$12,577	$13,000
Depreciation expense related to continuing operations was $0.22 million and $0.93 million for the three months ended June 30, 2023 and 2022, respectively, and $0.43 million and $1.84 million for the six months ended June 30, 2023 and 2022, respectively.
The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOTE 7 – INTANGIBLE ASSETS
Intangible assets as of June 30, 2023 and December 31, 2022 consisted of the following:

		(in thousands)
		June 30, 2023			December 31, 2022
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

Amortizing Intangible Assets:
Customer Relationships	3 to 5	$7,400	$(7,400)	$—	$7,400	$(7,400)	$—
Trademarks and Patent	2 to 8	4,500	(4,116)	384	4,500	(2,991)	1,509
Operating Licenses	14	12,239	(12,239)	—	12,239	(12,239)	—
Total Amortizing Intangible Assets		24,139	(23,755)	384	24,139	(22,630)	1,509

Non-Amortizing Intangible Assets:
Trade Name	Indefinite	1,350	—	1,350	1,350	—	1,350
Total Non-Amortizing Intangible Assets		1,350	—	1,350	1,350	—	1,350
Total Intangible Assets, Net		$25,489	$(23,755)	$1,734	$25,489	$(22,630)	$2,859
Amortization expense related to continuing operations was $0.56 million and $2.42 million for the three months ended June 30, 2023 and 2022, respectively, and $1.13 million and $4.77 million for the six months ended June 30, 2023 and 2022, respectively.

NOTE 8 – GOODWILL
As of June 30, 2023, changes in the carrying amount of goodwill during the period presented were as follows:

(in thousands)

Balance as of December 31, 2022	$3,585
Balance as of June 30, 2023	$3,585
The Company conducts its annual goodwill impairment assessment on September 30, and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value may be impaired. Management did not identify any impairment triggers during the three and six months ended June 30, 2023 and concluded there was no impairment of goodwill.
For the purpose of the goodwill impairment assessment, the Company has the option to perform a qualitative assessment (commonly referred to as “step zero”) to determine whether further quantitative analysis for impairment of goodwill or indefinite-lived intangible assets is necessary or a quantitative assessment (“step one”) where the Company estimates the fair value of each reporting unit using a discounted cash flow method (income approach). Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment. The balance of goodwill at June 30, 2023 and December 31, 2022 remained unchanged at $3.59 million.
The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOTE 9 – ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

	(in thousands)
	June 30, 2023	December 31, 2022

Tax Liabilities	$2,663	$1,018
Accrued Payroll and Benefits	602	628
Accrued Interest	1,053	2,113
Other Accrued Expenses	1,290	665
Total Accrued Liabilities	$5,608	$4,424
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
The Company occupies office facilities under lease agreements that expire at various dates. In addition, office, production and transportation equipment is leased under agreements that expire at various dates. The Company does not have any significant finance leases. Total operating lease costs were $0.86 million and $1.37 million for the three months ended June 30, 2023 and 2022, respectively, and $1.50 million and $2.47 million for the six months ended June 30, 2023 and 2022, respectively. Short-term lease costs during the fiscal quarters ended June 30, 2023 and 2022 were not material.
As of June 30, 2023 and December 31, 2022, the Company has short-term lease liabilities of $2.13 million and $2.00 million, respectively. The table below presents total operating lease right-of-use assets and lease liabilities as of June 30, 2023 and December 31, 2022:

	(in thousands)
	June 30, 2023	December 31, 2022
Operating Lease Right-of-Use Assets	$12,946	$13,946
Operating Lease Liabilities	$14,437	$15,084
The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets:

	Six Months Ended
	June 30, 2023	June 30, 2022
Weighted Average Remaining Lease Term (Years)	8.0	5.7
Weighted Average Discount Rate	11.7%	11.4%
The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOTE 11 – NOTES PAYABLE
Notes payable as of June 30, 2023 and December 31, 2022 consisted of the following:

	(in thousands)
	June 30, 2023	December 31, 2022
Promissory note dated May 4, 2020, issued to Harvest Small Business Finance, LLC, an unaffiliated third party. Loan was part of the Paycheck Protection Program ("PPP Loan") offered by the U.S. Small Business Administration. The interest rate on the note was 1.0%. The note required interest and principal payments seven months from July 2020. The note matures in February 2025.	$14	$14
Convertible promissory note dated January 25, 2021, issued to accredited investors, which matured July 22, 2022 and bears interest at a rate of 8.0% per annum. The conversion price is $0.175 per share.	3,253	3,450
Promissory note dated July 27, 2021, issued to Arthur Chan which matures July 26, 2024, and bears interest at a rate of 8.0% per annum.	2,500	2,500
Unsecured promissory note dated December 28, 2022 due to a related party. The interest rate on the note is 1.0% and matures on December 28, 2027.	94	154
Promissory note dated October 1, 2021, issued to Sterling Harlan as part of the SilverStreak Solutions acquisition. The interest rate on the note was 10.0%. The note matures in March 2028.	308	2,000
Promissory note dated October 1, 2021, issued to Sterling Harlan as part of the SilverStreak Solutions acquisition. The interest rate on the note was 10.0%. The note matures in March 2028.	1,230	2,500
Secured promissory notes dated March 6, 2023 issued to People's California, LLC, which matures in March 2028 and bears interest at a rate of 10.0% per annum on the first $3.00 million due in December 2023, and 5.0% per annum on the remaining balance through September 2023 and 10.0% per annum thereafter. Payment of the remaining balance is due in March 2028.	22,200	21,569
Promissory note dated May 1, 2019, assumed by the Company on July 1, 2021 in connection with the purchase of real property, from a related party. The note matures on May 15, 2039 and bears interest at a rate of 9.9% per year.	2,876	2,882
Notes Payable - Promissory Notes	$32,475	$35,069
Vehicle Loans	57	76
Less: Short-Term Debt	(25,879)	(29,662)
Less: Debt Discount, Net	(11)	(669)
Net Long-Term Debt	$6,642	$4,814

Amendments of Promissory Note Related to People's California, LLC

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

The Settlement Note accrues interest at 5.0% for the first 180 days, and 10.0% thereafter, interest is paid in cash (or the Company’s common stock based on the 10-day volume-weighted average price ("VWAP") at the date of issuance) starting 180 days after the effective date of the Settlement Term Sheet and on the first of the month thereafter. The amount of $5.00 million of principal is due in cash within 90 days of the effective date of the Settlement Term Sheet with the balance due on the fifth anniversary of the effective date of the Settlement Term Sheet, which is March 6, 2028. When the $5.00 million principal payment for the Settlement Note and the $3.00 million payment under the $3M Note are paid (“Up-front Settlement”) in accordance with the Settlement Term Sheet, People's California, LLC will be obligated to transfer the Riverside and Costa Mesa licenses and stores to the Company as described in that certain membership interest purchase agreement, dated as of November 22, 2021, with People's California, LLC for no additional consideration.
The accompanying notes are an integral part of the unaudited consolidated financial statements.

On the earlier of the date of the Up-front Settlement payment or 180 days after the effective date of the Settlement Term Sheet, People's California, LLC will have the option to convert a portion or all of the principal balance of the Settlement Note into the Company's common stock subject to certain requirements in the Settlement Term Sheet. The conversion price is the lower of $0.20 or the 10-day VWAP of the Company's common stock. Upon payment of the Up-front Settlement, the Company has the option to convert the unpaid principal balance of either notes into the Company's common stock at a conversion price of $0.20 per share as long as the at the time of the conversion the Company's common stock has a 10-day VWAP of $0.20 per share or greater.

After the first $5.00 million principal payment on the Settlement Note, principal payments made in cash prior to the first anniversary of the Settlement Term Sheet reduce the principal balance by twice the amount of the cash payment. The modification to the Company's promissory note under the Settlement Term Sheet was classified as troubled debt restructuring pursuant to ASC 470-60, "Troubled Debt Restructurings by Debtors" ("ASC 470-60") and the Company recorded a premium of $0.47 million. See "Note 18 – Commitments and Contingencies" for details on the related litigation matters.

On May 17, 2023, the Company amended the Settlement Term Sheet wherein the maturity date of the $3M Note was extended to December 6, 2023 and payments of the $5.00 million portion of the Up-front Settlement was extended through September 6, 2023, with $0.80 million being due and paid in cash on May 18, 2023. In addition, the Company shall make an additional $2.20 million principal repayment on or before July 6, 2023. Monthly interest payments were amended to provide the Company with the option to pay 50% of interest in the form of registered shares of common stock. Further, upon payment of the $0.80 million on May 18, 2023, People's California, LLC shall transfer the Riverside and Costa Mesa licenses and stores to the Company for no additional consideration. Such assets have not been transferred to the Company as of June 30, 2023 and the Company has not recorded a debt premium for the contingent free assets. The amendment to the Settlement Term Sheet was classified as a troubled debt restructuring pursuant to ASC 470-60.

On July 10, 2023, the Company received a notice of breach and demand to cure from People's California, LLC in respect of the Settlement Term Sheet, as amended on May 17, 2023, wherein People’s California, LLC stated that the Company failed to make the principal repayment of $2.20 million on July 6, 2023 and a monthly interest payment of $25,000 for the month of June 2023. As a result, the promissory notes became callable by the creditor subsequent to the balance sheet date but before these consolidated financial statements are issued. Accordingly, the Company classified the long-term debt as current notes payable in the consolidated balance sheet as of June 30, 2023. The Company is currently in ongoing discussions with People's California, LLC to renegotiate the debt.

Amendment of Promissory Notes Related to SilverStreak Acquisition
On March 23, 2023, the Company entered into a binding term sheet to modify the terms of the $2.00 million and $2.50 million unsecured promissory notes originally issued on October 1, 2021 in connection with that certain stock purchase agreement dated June 9, 2021 and amended on July 13, 2021, which reduced the principal to an aggregate of $1.25 million, with required monthly aggregate payments of approximately $0.03 million, interest of 10% per annum, and maturing on March 15, 2028 ("Notes Modification"). The parties also agreed that the Company shall be responsible for certain tax liabilities of approximately $0.53 million. The Notes Modification was classified as a troubled debt restructuring pursuant to ASC 470-60, "Troubled Debt Restructurings by Debtors," and the Company recorded a gain on extinguishment of debt of $3.03 million and reduced the carrying value of the promissory notes to total future cash payments of $1.59 million.
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
In January 2023, the Company entered into Securities Purchase Agreements with certain investors, including Sabas Carrillo, the Company’s Chief Executive Officer, Patty Chan, the Company’s Chief Financial Officer, James Miller, the Company's Chief Operating Officer, and Robert Baca, the Company’s Chief Legal Officer (the "Private Placement"). Pursuant to the SPA, the Company issued (i) 14,071,431 shares of Series V Preferred Stock at $0.14 per share which is equal to the closing share price of the Company’s common stock on December 30, 2022 on an as-converted-to-common stock-basis of ten shares of common stock for each one share of Series V Preferred Stock or $0.014 per share of common stock and (ii) 70,357,155 warrants to purchase up to 70,357,155 of common stock with an exercise price of $0.028 or equivalent to two times the as-converted-to-common stock purchase price of $0.014. The Company received total gross proceeds of $1.97 million from the Private Placement. The purchasers in the Private Placement entered into a voting agreement to assign their voting rights to Sabas Carrillo, the Company's Chief Executive Officer.
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
Common Stock
The Company authorized 990,000,000 shares of common stock with $0.001 par value per share. As of June 30, 2023 and December 31, 2022, 772,483,465 and 679,513,554 shares of common stock were outstanding, respectively.

During the six months ended June 30, 2023, the Company issued 96,178,321 shares of common stock to a related party service provider. As a result, the Company recorded $1.91 million of stock-based compensation expense for services during the six months ended June 30, 2023. See "Note 17 – Related Party Transactions" for further information.

During the six months ended June 30, 2023, a member of the Company's board of directors forfeited 900,000 shares of the Company's common stock to the Company for no cash value. Subsequent to the forfeiture, the Company cancelled 3,208,420 shares of treasury stock during the six months ended June 30, 2023. Accordingly, treasury stock outstanding as of June 30, 2023 and December 31, 2022 was nil and 2,308,420 shares of common stock, respectively.
The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOTE 13 – STOCK-BASED COMPENSATION
Equity Incentive Plans
In the first quarter of 2016, the Company adopted the 2016 Equity Incentive Plan. In the fourth quarter of 2018, the Company adopted the 2018 Equity Incentive Plan. In July 2021, the Company assumed the 2019 Equity Incentive Plan as part of the acquisition of UMBRLA. The following table contains information about the Company's equity incentive plans as of June 30, 2023:

	Awards Reserved for Issuance	Awards Exercised	Awards Outstanding	Awards Available for Grant

2016 Equity Incentive Plan	497,776	—	248,888	248,888
2018 Equity Incentive Plan	17,364,171	4,022,133	6,754,353	6,587,685
2019 Equity Incentive Plan	24,062,129	34,884	14,027,519	9,999,726
Stock-Based Compensation Expense
The following table sets forth the total stock-based compensation expense resulting from stock options and restricted grants of common stock to employees, directors and non-employee consultants in the consolidated statement of operations which are included in selling, general and administrative expenses:

	(in thousands, except for shares / options)
	For the Three Months Ended
	June 30, 2023		June 30, 2022
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense	Number of Shares or Options Granted	Stock-Based Compensation Expense

Stock Options	—	$89	400,000	$1,352

Stock Grants:
Employees (Common Stock)	—	—	1,200,000	170
Directors (Common Stock)	—	—	259,796	29
Non–Employee Consultants (Common Stock)	79,997,091	1,553	725,000	129

Total Stock–Based Compensation Expense		$1,642		$1,680

	(in thousands, except for shares / options)
	For the Six Months Ended
	June 30, 2023		June 30, 2022
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense	Number of Shares or Options Granted	Stock-Based Compensation Expense

Stock Options	—	$187	400,000	$3,174

Stock Grants:
Employees (Common Stock)	—	—	2,100,000	352
Directors (Common Stock)	—	—	943,128	213
Non–Employee Consultants (Common Stock)	96,178,321	1,910	725,000	129

Total Stock–Based Compensation Expense		$2,097		$3,868
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Stock Options
The following table summarizes the Company’s stock option activity and related information for the six months ended June 30, 2023:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options

Options Outstanding as of January 1, 2023	52,821,099	$0.23
Forfeited	(31,695,340)	$0.23
Options Outstanding as of June 30, 2023	21,125,759	$0.23	7.1 years	$—
Options Exercisable as of June 30, 2023	15,931,299	$0.28	7.5 years	$—

As of June 30, 2023, total unrecognized stock-based compensation was $0.21 million. Such costs are expected to be recognized over a weighted-average period of approximately 1.01 years. The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period.

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
NOTE 14 – WARRANTS
The following table summarizes the Company's warrant activity for the six months ended June 30, 2023:

	Warrants	Weighted-Average Exercise Price

Warrants Outstanding as of January 1, 2023	80,881,817	$0.11
Issued	70,357,155	$0.03
Expired	(560,211)	$2.43
Warrants Outstanding as of June 30, 2023	150,678,761	$0.06
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
The completed sales of our NuLeaf and Oregon operations during the periods presented represented a strategic shift that had a major effect on the Company’s operations and financial results. As a result, management determined the results of these components qualified for discontinued operations presentation in accordance with ASC 205, “Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity".
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Operating results for the discontinued operations were comprised of the following:

	(in thousands)
	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Total Revenues	$1,948	$6,833
Cost of Goods Sold	1,549	3,648
Gross Profit	399	3,185

Selling, General & Administrative Expenses	1,137	3,608
Gain on Sale of Assets	(2,047)	(3,728)
Income from Operations	1,309	3,305

Interest Expense	(6)	(6)
Other Income	21	50
Income from Discontinued Operations Before Provision for Income Taxes	1,324	3,349

Income Tax Expense	95	—
Income from Discontinued Operations	$1,419	$3,349

Income from Discontinued Operations per Common Share Attributable to Unrivaled Brands, Inc. Common Stockholders - Basic And Diluted	$—	$0.01
As of June 30, 2023 and December 31, 2022, the assets and liabilities related to discontinued operations were deconsolidated and no balance remained.
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

For the periods presented, revenue by reportable segments are as follows:

	(in thousands)				(in thousands)
	Total Revenue		% of Total Revenue		Total Revenue		% of Total Revenue
	Three Months Ended June 30,				Six Months Ended June 30,
Segment	2023	2022	2023	2022	2023	2022	2023	2022
Cannabis Retail	$8,415	$11,140	95.7%	70.5%	$16,885	$23,653	93.6%	68.3%
Cannabis Cultivation & Distribution	382	4,661	4.3%	29.5%	1,152	10,997	6.4%	31.7%
Total	$8,797	$15,801	100.0%	100.0%	$18,037	$34,650	100.0%	100.0%

The accompanying notes are an integral part of the unaudited consolidated financial statements.

For the periods presented, results of operations by reportable segments are as follows:

	(in thousands)
	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
	Cannabis Retail	Cannabis Cultivation & Distribution	Corporate & Other	Total	Cannabis Retail	Cannabis Cultivation & Distribution	Corporate & Other	Total
Total Revenues	$8,415	$382	$—	$8,797	$11,140	$4,661	$—	$15,801
Cost of Goods Sold	3,963	234	—	4,197	5,430	2,284	—	7,714
Gross Profit	4,452	148	—	4,600	5,710	2,377	—	8,087
Gross Profit %	52.9%	38.7%			51.3%	51.0%

Selling, General & Administrative Expenses	2,852	312	4,907	8,071	6,427	3,886	7,847	18,160
Impairment Expense	—	—	—	—	—	—	55,726	55,726
(Gain) Loss on Disposal of Assets	—	—	(1,739)	(1,739)	542	—	(1)	541
Income (Loss) from Operations	1,600	(164)	(3,168)	(1,732)	(1,259)	(1,509)	(63,572)	(66,340)

Other Income (Expense):
Interest Income (Expense)	48	—	(235)	(187)	—	(11)	(427)	(438)
Gain on Settlement of Liabilities	110	—	—	110	—	—	—	—
Unrealized Gain on Investments	—	—	—	—	—	—	963	963
Other Income (Expense)	(31)	9	264	242	(71)	112	189	230
Total Other Income (Expense), Net	127	9	29	165	(71)	101	725	755

Income (Loss) Before Provision for Income Taxes	$1,727	$(155)	$(3,139)	$(1,567)	$(1,330)	$(1,408)	$(62,847)	$(65,585)

Total Assets (Liabilities)	$18,231	$4,456	$15,573	$38,260	$51,162	$(73)	$129,166	$180,255
The accompanying notes are an integral part of the unaudited consolidated financial statements.

	(in thousands)
	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
	Cannabis Retail	Cannabis Cultivation & Distribution	Corporate & Other	Total	Cannabis Retail	Cannabis Cultivation & Distribution	Corporate & Other	Total
Total Revenues	$16,885	$1,152	$—	$18,037	$23,653	$10,997	$—	$34,650
Cost of Goods Sold	7,768	974	—	8,742	12,311	8,139	—	20,450
Gross Profit	9,117	178	—	9,295	11,342	2,858	—	14,200
Gross Profit %	54.0%	15.5%			48.0%	26.0%

Selling, General & Administrative Expenses	5,310	467	7,891	13,668	11,452	8,486	16,153	36,091
Impairment Expense	—	—	—	—	—	—	55,726	55,726
(Gain) Loss on Disposal of Assets	—	—	(1,739)	(1,739)	542	—	(199)	343
Income (Loss) from Operations	3,807	(289)	(6,152)	(2,634)	(652)	(5,628)	(71,680)	(77,960)

Other Income (Expense):
Interest Expense	—	—	(1,211)	(1,211)	—	(176)	(2,028)	(2,204)
Gain on Extinguishment of Debt	—	—	3,026	3,026	—	—	542	542
Gain on Settlement of Liabilities	110	—	—	110	—	—	—	—
Realized Loss on Investments	—	—	(61)	(61)	—	—	—	—
Unrealized Gain on Investments	—	—	—	—	—	—	963	963
Other Income (Expense)	(317)	324	264	271	(397)	527	728	858
Total Other Income (Expense), Net	(207)	324	2,018	2,135	(397)	351	205	159

Income (Loss) Before Provision for Income Taxes	$3,600	$35	$(4,134)	$(499)	$(1,049)	$(5,277)	$(71,475)	$(77,801)

Total Assets (Liabilities)	$18,231	$4,456	$15,573	$38,260	$51,162	$(73)	$129,166	$180,255
NOTE 17 – RELATED PARTY TRANSACTIONS

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Company's board of directors.

During the three and six months ended June 30, 2023, the Company incurred a total of $0.60 million and $1.05 million in fees pursuant to the engagement letter with Adnant, LLC ("Adnant") dated August 12, 2022, as amended on June 30, 2023, for executive level consulting and related business support services (the "Engagement"). Effective April 1, 2023, Adnant is entitled to receive monthly fees of $0.20 million through September 30, 2023 as compensation for Adnant’s continued services. The Engagement, as amended, provides Adnant with the option to convert accrued and unpaid service fees into shares of common stock of the Company. In accordance with the Engagement, the Company issued 79,997,091 and 96,178,321 shares of the Company's common stock under the performance bonus award valued at $1.55 million and $1.91 million for the three and six months ended June 30, 2023, respectively.

During the six months ended June 30, 2023, a member of the Company's board of directors forfeited 900,000 shares of the Company's common stock to the Company for no cash value. Refer to "Note 12 - Stockholders' Deficit" for further information.

During the six months ended June 30, 2023, the Company's CEO advanced the Company $0.20 million for working capital needs. The advance is non-interest bearing and due on demand. The related party advance is presented as a component of accounts payable and accrued expenses in the consolidated balance sheet as of June 30, 2023.
The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOTE 18 – COMMITMENTS AND CONTINGENCIES
California Operating Licenses
The Company’s subsidiaries have operated compliantly and have been eligible for applicable licenses and renewals of those licenses.
Litigation and Claims

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued if such disclosure is necessary for the Company’s financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there was one matter that required an accrual as of June 30, 2023.

Magee v. UMBRLA, Inc. et al. - The Company is currently involved in a breach of contract action brought by former LTRMN, Inc. (“LTRMN”) employee, Kurtis Magee, which was filed by Mr. Magee in the Superior Court of the State of California, County of Orange, on July 21, 2020. Mr. Magee alleges breach of contract in connection with Mr. Magee’s separation agreement with LTRMN. Trial in this matter is set for April 29, 2024. The Company believes the likelihood of a loss contingency is probable. Accordingly, the Company has accrued $0.50 million for this matter in the consolidated balance sheet.

Terra Tech Corp. v. National Fire & Marine Ins. Co., et al. - On or about December 6, 2021, the Company initiated an action in California Superior Court, County of Alameda, against National Fire & marine Insurance Company (“National Fire”), Woodruff-Sawyer & Co., and R-T Specialty, LLC in connection with the denial of an insurance claim by National Fire following the vandalism and looting of the Company’s Bay Area dispensaries in May 2020. The Company alleges that coverage levels for the Company were changed after the policy was bound, in a manner inconsistent with the binder, which prevented the Company from fully recovering its losses in connection with the incidents. Trial in this matter has not been set. No amount has been recognized in the consolidated balance sheets as of June 30, 2023 and December 31, 2022 for the gain contingency.

Unrivaled Brands, Inc. et al v. Mystic Holdings, Inc., et al. - On May 11, 2022, Unrivaled and its wholly-owned subsidiary, Medifarm I, LLC (“Plaintiffs”) initiated an action in the Second Judicial District of the State of Nevada, County of Washoe, against Mystic Holdings, Inc. (“Mystic”) and Picksy Reno LLC (collectively with Mystic, “Defendants”) in connection with Defendants’ failure to honor Plaintiffs’ exercise of a put option entitling Plaintiffs to the repurchase of approximately 8,332,096 shares of Mystic at a price of $1.00 per share. A trial date has not yet been set. No amount has been recognized in the consolidated balance sheets as of June 30, 2023 and December 31, 2022 for the gain contingency.

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

On March 6, 2023, the parties entered into a binding term sheet to settle the litigation. The litigation is stayed pending final documentation of the settlement agreement. The litigation is expected to be dismissed in the next 180 days. Refer to "Note 11 – Notes Payable" for further details.

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

On March 6, 2023, the parties entered into a binding term sheet to settle the litigation. The litigation is stayed pending final documentation of the settlement agreement. The litigation is expected to be dismissed in the next 180 days.

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

WGS Group, Inc. vs Unrivaled Brands, Inc. - On July 17, 2023 WGS Group, Inc. filed an action against the Company in the Superior Court of California, County of Orange Central Justice Center, alleging claims for damages and declaratory relief, breach of security service agreements, breach of the implied covenant of good faith and fair dealing, quantum meruit, violations of business and professional code sections 17200 Et SEQ., declaratory relief regarding successor-in-interest liability, and declaratory relief regarding ultra vires actions imposing personal liability on chief financial officer. Because no conclusion has been formed as to whether an unfavorable outcome is either probable or remote, no opinion is expressed as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.
NOTE 19 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 14, 2023, which is the date these consolidated financial statements were issued, and has concluded no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of Unrivaled Brands, Inc. (“Unrivaled Brands”, “Unrivaled”, or the “Company”) is for the three and six months ended June 30, 2023. The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the accompanying notes presented in Item 1 of this Quarterly Report on Form 10-Q (this "Form 10-Q") and those discussed in Item 8 of the Company’s Annual Report on Form 10-K (the “Form 10-K”) filed with the SEC on April 10, 2023. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in “Cautionary Language Concerning Forward-Looking Statements,” “Item 1A—Risk Factors” and elsewhere in this Form 10-Q.

COMPANY OVERVIEW

Our Business

The Company is a cannabis company with retail, production, distribution, and cultivation operations throughout California, with an emphasis on providing the highest quality of medical and adult use cannabis products. The Company is home to Korova, a brand of high potency products across multiple product categories, currently available in California, Oregon, Arizona, and Oklahoma. With the acquisition of People’s First Choice, the Company operates a premier cannabis dispensary in Orange County, California, regularly servicing upwards of 1,000 customers each day. The Company also owns dispensaries in California which operate as The Spot in Santa Ana, Blüm in Oakland, and Blüm in San Leandro. As of June 30, 2023, the Company had 145 employees.

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

Fiscal Second Quarter 2023 Highlights

Amendments of Promissory Note Related to People's California, LLC

On May 17, 2023, the Company amended the binding settlement term sheet ("Settlement Term Sheet") with People’s California, LLC to extend the maturity date of certain principal repayments as originally agreed upon in the Settlement Term Sheet dated March 6, 2023. In addition, the Company shall make an additional $2.20 million principal repayment on or before September 6, 2023. Monthly interest payments were amended to provide the Company with the option to pay 50% of interest in the form of registered shares of common stock. Refer to Note 11 of the Consolidated Financial Statements for additional details.

Management Changes

On June 5, 2023, the Company announced the resignation of two of its board members, Nicholas Kovacevich and Eric Baum, effective July 1, 2023.

On June 12, 2023, the Company appointed Patty Chan as its Chief Financial Officer. Ms. Chan previously served as the Company’s Interim Chief Financial Officer since September 2022. Effective June 26, 2023, Chris Rivera was appointed as Interim Chief Financial Officer during Ms. Chan’s parental leave through November 2023.

On June 30, 2023, the Company’s board of directors (the “Board”) appointed Sabas Carrillo, the Chief Executive Officer, as Chairman of the Board and James Miller, the Chief Operating Officer, as a director on the Board, effective July 1, 2023. Mr. Carrillo has served as a member of the Board since December 2022.

On June 30, 2023, the Company amended and restated its engagement letter (“A&R Engagement Letter”) with Adnant, LLC (“Adnant”) dated August 12, 2022 pursuant to which Adnant will continue to provide certain executive level consulting and related business support and services through September 30, 2023. Effective April 1, 2023, as compensation for such services, Adnant is entitled to receive a monthly flat fee of $0.20 million. Adnant has the option to convert accrued and unpaid service fees into shares of common stock of the Company.

In addition to the monthly fee described above, a Performance Bonus Award of $2.50 million shall be payable to Adnant in shares of the Company’s common stock (“Performance Bonus Award Shares”) based upon the achievement of the Performance Bonus Award Objectives set forth in the A&R Engagement Letter and the continued performance of Adnant towards obtaining such Performance Bonus Award Objectives. A transaction bonus award of $1.25 million is also available to Adnant subject to a change of control event approved by the Company’s Board of Directors with a value equal to or greater than $40.00 million in the aggregate.

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

RESULTS OF OPERATIONS
The below table outlines our consolidated statements of operations for the three and six months ended June 30, 2023 and 2022:

	(unaudited)
	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenue	$8,797	$15,801	$(7,004)	(44.0)%	$18,037	$34,650	$(16,613)	(48.0)%
Cost of Goods Sold	4,197	7,714	(3,517)	(46.0)%	8,742	20,450	(11,708)	(57.0)%
Gross Profit	4,600	8,087	(3,487)	(43.0)%	9,295	14,200	(4,905)	(35.0)%
Gross Profit %	52.3%	51.2%	1.1%		51.5%	41.0%	10.6%

Operating Expenses:
Selling, General & Administrative Expenses	8,071	18,160	(10,089)	(55.6)%	13,668	36,091	(22,423)	(62.1)%
Impairment Expense	—	55,726	(55,726)	(100.0)%	—	55,726	(55,726)	(100.0)%
(Gain) Loss on Disposal of Assets	(1,739)	541	(2,280)	(421.4)%	(1,739)	343	(2,082)	(607.0)%
Total Operating Expense, Net	6,332	74,427	(68,095)	(91.5)%	11,929	92,160	(80,231)	(87.1)%

Loss from Operations	(1,732)	(66,340)	64,608	(97.4)%	(2,634)	(77,960)	75,326	(96.6)%
Other Income, Net	165	755	(590)	(78.1)%	2,135	159	1,976	1,242.8%

Loss from Continuing Operations Before Provisions for Income Taxes	(1,567)	(65,585)	64,018	(97.6)%	(499)	(77,801)	77,302	(99.4)%
Provision for Income Tax Benefit (Expense) for Continuing Operations	125	448	(323)	(72.1)%	(533)	2,136	(2,669)	(125.0)%

Net Loss from Continuing Operations	(1,442)	(65,137)	63,695	(97.8)%	(1,032)	(75,665)	74,633	(98.6)%
Net Income from Discontinued Operations	—	1,419	(1,419)	(100.0)%	—	3,349	(3,349)	(100.0)%

Net Loss	(1,442)	(63,718)	62,276	(97.7)%	(1,032)	(72,316)	71,284	(98.6)%

Net Income from Discontinued Operations Attributable to Non-Controlling Interest	—	—	—	—%	—	275	(275)	(100.0)%

Net Loss Attributable to Unrivaled Brands, Inc.	$(1,442)	$(63,718)	$62,276	(97.7)%	$(1,032)	$(72,591)	$71,559	(98.6)%
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Revenue
Overall revenue for the three months ended June 30, 2023 was $8.80 million compared to $15.80 million for the same period in 2022, a decrease of $7.00 million or 44.0%. During the three months ended June 30, 2023, the Company generated revenue from continuing operations of $8.80 million composed of retail revenue of $8.42 million and cultivation/distribution revenue of $0.38 million. This compared to revenue from continuing operations of $15.80 million for the quarter ended June 30, 2022, which included retail revenue of $11.14 million and cultivation/distribution revenue of $4.66 million.

Retail revenue for the three months ended June 30, 2023 decreased compared to the same period in the prior year by $2.73 million or 24.5% due to the closure of our non-storefront delivery in Sacramento, California, the divestiture of the Downtown Los Angeles retail operations during the second quarter of 2022, and a general decline in the cannabis market during the last half of 2022. While we operated the non-storefront Sacramento retail operation and the Los Angeles retail operations during the first quarter of 2022, there were no operations of the same non-storefront Sacramento retail and Los Angeles retail operations during the quarter ended June 30, 2023, which contributed $0.91 million in revenues in the prior year.

Cultivation and distribution revenue for the three months ended June 30, 2023 decreased by $4.28 million or 91.8% compared to the same period in the prior year due to the closure of all operations except for one growing facility in Northern California that was implemented as part of the Company's turnaround plan in 2022. In addition, we eliminated third-party distribution operations in California which contributed $4.66 million of revenue in the same period in the prior year. We also ceased growing operations at a facility in Northern California which provided no revenue in 2023 and began slowing down cultivation operations at our remaining facility in Northern California which provided $0.34 million of revenue in the current year. Combined revenues from both facilities provided $1.11 million in the prior year.
Gross Profit
Cost of goods sold for the three months ended June 30, 2023 was $4.20 million, a decrease of $3.52 million, or 46.0%, compared to $7.71 million for the three months ended June 30, 2022. The decrease in cost of goods sold was directly impacted by the decrease in revenues for the current reporting period as compared to the prior year.

Gross profit from continuing operations for the three months ended June 30, 2023 was $4.60 million compared to a gross profit of $8.09 million for the three months ended June 30, 2022, a decrease of $3.49 million or 43.0%. The decrease in gross profit was directly impacted by the decrease in revenues for the current reporting period as compared to the prior year. However, the Company's gross margin improved for the three months June 30, 2023 to 52.3% as compared to 51.2% for the same period in the prior year as the Company focused on its core assets and divested non-performing assets related to its distribution operations. Gross profit for on-going retail operations improved to 52.9% for the three months ended June 30, 2023 compared to 51.3% for the same period in the prior year.
Selling, General & Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2023 were $8.07 million, compared to $18.16 million for the three months ended June 30, 2022, a decrease of $10.09 million or 55.6%. As a result of the Company's restructuring plan implemented during the third fiscal quarter of 2022, the Company saw significant reductions in expenses during the three months ended June 30, 2023 as compared to the same period in the prior year. Specifically, the Company saw a decrease of $2.57 million in depreciation and amortization expense, a decrease of $1.40 million in facility related expenses, such as rent, utilities, repairs and maintenance, security, and insurance, a decrease of $3.00 million in salaries and benefits, and a decrease of $0.04 million in stock-based compensation. Management expects to continue focusing on efficiencies within its core assets and reducing non-core assets and expenditures.
Operating Loss

The Company realized an operating loss from continuing operations of $1.73 million for the three months ended June 30, 2023 compared to $66.34 million for the three months ended June 30, 2022, a decrease of $64.61 million or 97.4%. This improvement from the same period in the prior year was primarily attributable to the results of the Company's restructuring objectives noted above and an impairment charge of $55.73 million recognized in the three months ended June 30, 2022, where no impairment charge was recognized during the current period.

Other Income
Other income for the three months ended June 30, 2023 of $0.17 million was generally consistent compared to $0.76 million for the three months ended June 30, 2022. During the three months ended June 30, 2023, the Company recognized a gain on settlement of liabilities of $0.11 million versus none in the comparative prior period. This was offset by an unrealized gain on investments of $0.96 million during the three months ended June 30, 2022 compared to none in the current period.
Discontinued Operations

Net income from discontinued operations was nil for the three months ended June 30, 2023 compared to $1.42 million for the comparative prior period. All discontinued operations were fully divested as of December 31, 2022, and as a result, the Company had no income or loss from discontinued operations for the three months ended June 30, 2023.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Revenue
Overall revenue was $18.04 million for the six months ended June 30, 2023 compared to $34.65 million for the same period in 2022, a decrease of $16.61 million or 48.0%. Revenue from continuing operations was $18.04 million for the six months ended June 30, 2023 which was composed of retail revenue of $16.89 million and cultivation/distribution revenue of $1.15 million. This compared to revenue from continuing operations of $34.65 million for the six months ended June 30, 2022, which included retail revenue of $23.65 million and cultivation/distribution revenue of $11.00 million.
Retail revenue for the six months ended June 30, 2023 decreased compared to the same period in the prior year by $6.77 million or 28.6% due to the closure of our non-storefront delivery in Sacramento, California, the divestiture of the Downtown Los Angeles retail operations during the second quarter of 2022, and a general decline in the cannabis market during the last half of 2022. While we operated the non-storefront Sacramento retail operation and the Los Angeles retail operations during the first two quarters of 2022, there were no operations of the same non-storefront Sacramento retail and Los Angeles retail operations during the first two quarters of 2023, which contributed $2.29 million in revenues in the prior year.

Cultivation and distribution revenue for the six months ended June 30, 2023 decreased by $9.85 million or 89.5% compared to the same period in the prior year due the closure of all operations except one growing facility in Northern California that was implemented as part of the Company's turnaround plan. In addition, we eliminated third-party distribution operations in California which contributed $11.87 million of revenue in the same period in the prior year. We also ceased growing operations at a facility in Northern California which provided no revenue in 2023 and began slowing down cultivation operations at our remaining facility in Northern California which provided $0.99 million of revenue in the current year compared to $2.21 million in the prior year.

Gross Profit
Cost of goods sold for the six months ended June 30, 2023 was $8.74 million, a decrease of $11.71 million or 57.0% compared to $20.45 million for the six months ended June 30, 2022. The decrease in cost of goods sold was directly impacted by the decrease in revenues for the current reporting period as compared to the prior year.

Gross profit from continuing operations for the six months ended June 30, 2023 was $9.30 million compared to a gross profit of $14.20 million for the six months ended June 30, 2022, a decrease of $4.91 million or 35.0%. The decrease in gross profit was directly impacted by the decrease in revenues for the current reporting period as compared to the prior year. However, the Company's overall gross margin improved for the six months June 30, 2023 to 51.5% as compared to 41.0% for the same period in the prior year as the Company focused on its core assets and divested non-performing assets related to its distribution operations. Gross profit for on-going retail operations improved to 54.0% for the six months ended June 30, 2023 compared to 48.0% for the same period in the prior year.

Selling, General & Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2023 were $13.67 million, compared to $36.09 million for the six months ended June 30, 2022, a decrease of $22.42 million or 62.1%. As a result of the Company's restructuring plan implemented during the third fiscal quarter of 2022, the Company saw significant reductions in expenses during the six months ended June 30, 2023 as compared to the same period in the prior year. Specifically, the Company saw a decrease of $5.04 million in depreciation and amortization expense, a decrease of $3.03 million in facility related expenses, such as rent, utilities, repairs and maintenance, security, and insurance, a decrease of $5.93 million in salaries and benefits, and a decrease of $1.77 million in stock-based compensation. Management expects to continue focusing on efficiencies within its core assets and reducing non-core assets and expenditures.

Operating Loss
The Company realized an operating loss from continuing operations of $2.63 million for the six months ended June 30, 2023 compared to $77.96 million for the six months ended June 30, 2022, a decrease of $75.33 million or 96.6%. This improvement from the same period in the prior year was primarily attributable to the results of the Company's restructuring objectives noted above and an impairment charge of $55.73 million recognized in the six months ended June 30, 2022, where no impairment charge was recognized for the three months ended June 30, 2023.
Other Income
Other income for the six months ended June 30, 2023 was $2.14 million compared to $0.16 million for the six months ended June 30, 2022, an increase of $1.98 million. The change from the prior year was primarily attributable to an increase in gain on extinguishment of debt due to the $3.03 million recognized during the current period, offset by a decrease in other income of $0.59 million compared to the same period in the prior year.
Discontinued Operations

Net income from discontinued operations was nil for the six months ended June 30, 2023 compared to $3.35 million for the comparative prior period. All discontinued operations were fully divested as of December 31, 2022, and as a result, the Company had no income or loss from discontinued operations for the six months ended June 30, 2023.

Three Months Ended June 30, 2023 Compared to Three Months Ended March 31, 2023
The below table outlines our consolidated statements of operations for the fiscal second quarter of 2023 compared to the fiscal first quarter of 2023:

	(unaudited)
	Three Months Ended
	June 30,	March 31,
($ in thousands)	2023	2023	$ Change	% Change
Revenue	$8,797	$9,240	$(443)	(5.0)%
Cost of Goods Sold	4,197	4,545	(348)	(8.0)%
Gross Profit	4,600	4,695	(95)	(2.0)%
Gross Profit %	52.3%	50.8%	1.5%

Operating Expenses:
Selling, General & Administrative Expenses	8,071	5,597	2,474	44.2%
Gain on Disposal of Assets	(1,739)	—	(1,739)	100.0%
Total Operating Expenses	6,332	5,597	735	13.1%

Loss from Operations	(1,732)	(902)	(830)	92.0%
Other Income, Net	165	1,970	(1,805)	(91.6)%

(Loss) Income Before Provisions for Income Taxes	(1,567)	1,068	(2,635)	(246.7)%
Provision for Income Tax Benefit (Expense)	125	(658)	783	(119.0)%

Net (Loss) Income	$(1,442)	$410	$(1,852)	(451.7)%
Revenue

Revenues for the three months ended June 30, 2023 were generally consistent with the preceding quarter ended March 31, 2023. The decrease in consolidated revenue of $0.44 million was primarily due to a $0.39 million decrease in cultivation/distribution revenue quarter over quarter due to the Company's focus on its retail operations during the current period. Retail revenue was generally consistent with the prior quarter.

Gross Profit

Cost of goods sold for the three months ended June 30, 2023 was $4.20 million, a decrease of $0.35 million or 8.0%, compared to $4.55 million for the three months ended March 31, 2023. The decrease in cost of goods sold was primarily due to the improvement in efficiency and focus on cost-cutting measures at the Company's cultivation facility and its operations.

Gross profit from continuing operations for the three months ended June 30, 2023 was $4.60 million compared to $4.70 million for the three months ended March 31, 2023, an decrease of $0.10 million or 2.0%. The decrease in gross profit was directly impacted by the decrease in promotion and marketing program ("PMP") revenue compared to the immediate prior quarter. The Company's overall gross profit improved for the three months June 30, 2023 to 52.3% as compared to 50.8% for the immediate prior quarter. Gross profit for on-going retail operations declined to 52.9% for the three months ended June 30, 2023 compared to 55.1% for the preceding quarter as a result of a decline in PMP revenue during the three months ended June 30, 2023. Gross profit for on-going retail operations remained consistent from product sales.

Selling, General & Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2023 were $8.07 million, compared to $5.60 million for the three months ended March 31, 2023. The quarter-over-quarter increase of $2.47 million or 44.2%.was primarily related to an increase in stock-based compensation of $1.19 million for shares issued pursuant to a related party for executive-level consulting and related business support services and an increase in professional fee expenses of $0.47 million due to professional fees related to legal services.
Operating Loss

The Company realized an operating loss from continuing operations of $1.73 million for the three months ended June 30, 2023 compared to $0.90 million for the three months ended March 31, 2023, an increase of $0.83 million or 92.0%. The increase in operating loss from the immediate prior quarter was primarily due to the $2.47 million increase in selling, general and administrative expenses as described above, offset by a gain on disposal of assets of $1.74 million for the dissolution of UMBRLA, Inc.

Other Income
Other income for the three months ended June 30, 2023 was $0.17 million compared to $1.97 million for the three months ended March 31, 2023, a decrease of $1.81 million. This change from was primarily attributable to the gain on extinguishment of debt of $3.03 million during the first quarter of 2023, versus none in the current quarter.
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

On a non-GAAP basis, the Company recorded non-GAAP Adjusted EBITDA Loss of $0.80 million for the three months ended June 30, 2023 compared to $4.61 million for the three months ended June 30, 2022. For the six months ended June 30, 2023, the Company recorded non-GAAP Adjusted EBITDA Loss of $0.45 million compared to $9.69 million for the six months ended June 30, 2022. The details of those expenses and non-GAAP reconciliation of these non-cash items are set forth below:

	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Loss	$(1,442)	$(63,718)	$(1,032)	$(72,316)
Less: Net Income from Discontinued Operations, Net	—	(1,419)	—	(3,349)
Add (Deduct) Impact of:
Interest Expense	187	438	1,211	2,204
Provision for Income Tax (Benefit) Expense	(125)	(448)	533	(2,136)
Depreciation Expense	221	930	433	1,837
Amortization of Intangible Assets	562	2,422	1,125	4,765
EBITDA Income (Loss) from Continuing Operations (Non-GAAP)	$(597)	$(61,795)	$2,270	$(68,995)

Non-GAAP Adjustments:
Stock-based Compensation Expense	1,642	1,680	2,097	3,868
Impairment of Assets	—	55,726	—	55,726
Severance Expense for Series A Share Repurchases	—	201	—	871
Realized Loss on Sale of Investments	—	—	61	—
Unrealized Gain on Investments	—	(963)	—	(963)
(Gain) Loss on Disposal of Assets	(1,739)	541	(1,739)	343
Gain on Settlement of Liabilities	(110)	—	(110)	—
Gain on Extinguishment of Debt	—	—	(3,026)	(542)
Adjusted EBITDA Loss from Continuing Operations (Non-GAAP)	$(804)	$(4,610)	$(447)	$(9,692)

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

We incurred net losses for the three and six months ended June 30, 2023 and 2022, respectively and have an accumulated deficit of $441.08 million and $440.05 million at June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, we had a working capital deficit of $47.10 million, including $0.59 million of cash compared to a working capital deficit of $54.57 million, including $1.20 million of cash, as of December 31, 2022. Current assets were approximately 0.11 times current liabilities as of June 30, 2023, compared to approximately 0.08 times current liabilities as of December 31, 2022.
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
Operating Activities
Cash used in operating activities for the six months ended June 30, 2023 was $2.15 million, compared to $2.50 million for the six months ended June 30, 2022, a decrease of $0.36 million, or 14.3%. The decrease in cash used in operating activities was primarily due to a slowdown in cash payments of payables and accrued expenses, partly due to the lack of capital during the current period as compared to the same period in the prior year and our increased efforts to scale back on non-accretive expenditures. For the latter half of fiscal year 2022, management focused on its turnaround plan to stabilize operations to put the Company on a path to profitability. Management took decisive action to preserve operating cash flow by reducing cash burn, prioritizing payments, renegotiating vendor agreements and closing underperforming business units. Management expects to see improvements in cash flow from operating activities as the Company continues to execute its strategic restructuring.
Investing Activities

Cash provided by investing activities for the six months ended June 30, 2023 was $0.69 million, compared to $19.50 million for the six months ended June 30, 2022, a decrease of $18.81 million, or 96.5%. The decrease in cash provided by investing activities was primarily due to the cash received upon disposing some of the Company's subsidiaries, which the Company had no such transactions in the current year.
Financing Activities

Cash provided by financing activities for the six months ended June 30, 2023 was $0.84 million, compared to cash used in financing activities of $17.27 million for the six months ended June 30, 2022, an improvement of $18.11 million, or 104.9%. The decrease in cash used in financing activities as compared to the prior year was primarily due to the significant debt payments made on the Company's debt in the prior year, while the Company has minimal debt payments in the current year.

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
DISCLOSURE ABOUT OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2023, the Company does not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
This item is omitted as it is not required for a smaller reporting company.
ITEM 4. CONTROLS AND PROCEDURES.
Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective to a reasonable level as of June 30, 2023.
Based on the results of its assessment, our management concluded that our internal control over financial reporting was not effective as of June 30, 2023 based on such criteria due to material weaknesses in internal control over financial reporting described below:
Material Weaknesses in Internal Control over Financial Reporting
•The Company’s primary user access controls (i.e., provisioning, de-provisioning, and quarterly user access review) to ensure appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to appropriate Company personnel were not operating effectively. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency.
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

Changes in Internal Control Over Financial Reporting

We regularly assess the adequacy of our internal controls over financial reporting and enhance our controls in response to internal control assessments and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. See “Note 18 – Commitments and Contingencies” for further information about litigation and claims.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

Exhibit	Description

2.1	Agreement and Plan of Merger, dated March 2, 2021
2.2	Name Change Agreement and Plan of Merger, dated as of June 30, 2021, by and between Terra Tech Corp. and Unrivaled Brands, Inc.
2.3	Membership Interest Purchase Agreement, dated as of July 1, 2021, by and among the Company and Nicholas Kovacevich and Dallas Imbimbo.
2.4	Membership Interest Purchase Agreement, dated August 15, 2021.
2.5	Membership Interest Purchase Agreement, dated as of November 17, 2021.
2.6	Membership Interest Purchase Agreement, dated November 22, 2021.
3.1	Certificate of Withdrawal of Certificate of Designation of Series A Preferred Stock
3.2	Certificate of Withdrawal of Certificate of Designation of Series B Preferred Stock
3.3	Articles of Merger, filed with the Nevada Secretary of State on July 1, 2021.
3.4	Name Change Articles of Merger, filed with the Nevada Secretary of State on July 1, 2021.
3.5	Articles of Incorporation.
3.6	Certificate of Amendment.
3.7	Certificate of Change.
3.8	Certificate of Amendment.
3.9	Second Amended and Restated Bylaws.
3.10	Certificate of Designation of Series V Preferred Stock.
3.11	Amended and Restated Certificate of Designation of Series V Preferred Stock.
3.12	Second Amended and Restated Certificate of Designation of Series V Preferred Stock.
3.13	Certificate of Designation of Series N Preferred Stock.
4.1	Form of Amendment No. 1 to 7.5% Senior Convertible Promissory Note.
4.2	Form of Amendment No. 2 to 7.5% Senior Convertible Promissory Note, dated January 11, 2021.
4.3	Form of Amendment No. 3 to 7.5% Senior Convertible Promissory Note.
4.4	Form of Common Stock Purchase Warrant
4.5	Form of 3.0% Senior Convertible Promissory Note.
4.6	Form of Common Stock Purchase Warrant (“A Warrant”).
4.7	Form of Common Stock Purchase Warrant (“B Warrant”).
4.8	Form of Straight Promissory Note (“6-Month Note”).
4.9	Form of Straight Promissory Note (“12-Month Note”).
4.10	Common Stock Purchase Warrant
4.11	Form of Senior Secured Promissory Note.
4.12	Secured Promissory Note, dated November 22, 2021.
10.1	Settlement Agreement and Release, dated April 30, 2023, by and between Unrivaled Brands, Inc. and Matthew Guild and Sterling Harlan
10.2	Amended and Restated Engagement Letter, dated June 30, 2023, between Unrivaled Brands, Inc. and Adnant, LLC
31.1	Certification of Sabas Carrillo, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chris Rivera, Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Sabas Carrillo, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. **
32.2	Certification of Chris Rivera, Interim Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. **
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flow, (iv) Consolidated Statements of Stockholders Equity, and (v) Notes to Unaudited Consolidated Financial Statements.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*
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

UNRIVALED BRANDS, INC.

Date: August 14, 2023	By:	/s/ Chris Rivera
Chris Rivera
Interim Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)