Form 10-Q
period 2023-09-30
Unrivaled Brands, Inc.
filed 2023-11-14
CIK 1451512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
As of November 8, 2023, there were 774,998,097 shares of common stock outstanding, 100,768,668 shares of common stock issuable upon the exercise of all our outstanding warrants, and 17,685,895 shares of common stock issuable upon the exercise of all vested options.

UNRIVALED BRANDS, INC.
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

ITEM 1. FINANCIAL STATEMENTS.
UNRIVALED BRANDS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except for shares)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,013	$1,200
Accounts Receivable	1,277	313
Inventory	2,560	1,939
Prepaid Expenses & Other Assets	574	498
Notes Receivable	625	625
Total Current Assets	7,049	4,575

Property, Equipment and Leasehold Improvements, Net	10,825	13,000
Intangible Assets, Net	1,359	2,859
Goodwill	3,585	3,585
Other Assets	12,380	16,279
Investments	1,333	210
TOTAL ASSETS	$36,531	$40,508

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Current Liabilities:
Accounts Payable	$12,164	$12,990
Accrued Liabilities	7,226	4,424
Current Lease Liabilities	2,051	1,996
Current Portion of Notes Payable	28,516	29,662
Income Taxes Payable	9,080	10,071
Total Current Liabilities	59,037	59,143

Notes Payable, Net of Discounts	4,071	4,814
Lease Liabilities	10,202	13,088
TOTAL LIABILITIES	73,310	77,045

COMMITMENTS AND CONTINGENCIES (Note 18)	—	—

STOCKHOLDERS’ DEFICIT:
Preferred Stock, Convertible Series V, par value $0.001:
25,000,000 shares authorized; 14,071,431 and nil shares outstanding as of September 30, 2023 and December 31, 2022, respectively	1	—
Common Stock, par value $0.001:
990,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 774,998,097 and 679,513,554 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	800	701
Treasury Stock: nil and 2,308,420 shares of common stock as of September 30, 2023 and December 31, 2022, respectively	—	(808)
Additional Paid-In Capital	406,863	403,619
Accumulated Deficit	(444,443)	(440,049)
TOTAL STOCKHOLDERS’ DEFICIT	(36,779)	(36,537)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$36,531	$40,508
The accompanying notes are an integral part of the unaudited consolidated financial statements.

UNRIVALED BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except for shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue	$8,612	$9,721	$26,649	$44,371
Cost of Goods Sold	4,618	9,763	13,360	30,213
Gross Profit	3,994	(42)	13,289	14,158

Operating Expenses:
Selling, General & Administrative	7,529	12,752	21,197	48,843
Impairment Expense	—	107,972	—	163,698
Loss (Gain) on Disposal of Assets	1,540	1,529	(199)	1,872
Total Operating Expenses	9,069	122,253	20,998	214,413

Loss from Operations	(5,075)	(122,295)	(7,709)	(200,255)

Other Income (Expense):
Interest Expense, Net	(944)	(381)	(2,155)	(2,586)
Gain on Extinguishment of Debt	—	—	3,026	542
(Loss) Gain on Settlement of Liabilities	(41)	—	69	—
Income from Employer Retention Credit	1,232	—	1,232	—
Realized Loss on Sale of Investments	—	—	(61)	—
Unrealized Gain (Loss) on Investments	1,333	(493)	1,333	470
Other Income (Expense)	442	(212)	713	646
Total Other Income (Expense), Net	2,022	(1,086)	4,157	(928)

Loss from Continuing Operations Before Provision for Income Taxes	(3,053)	(123,381)	(3,552)	(201,183)
Provision for Income Tax (Expense) Benefit for Continuing Operations	(309)	3,450	(842)	5,586
Net Loss from Continuing Operations	(3,362)	(119,931)	(4,394)	(195,597)

Income from Discontinued Operations Before Provision for Income Taxes	—	25	—	3,374
Net Income from Discontinued Operations	—	25	—	3,374

NET LOSS	$(3,362)	$(119,906)	$(4,394)	$(192,223)

Less: Net Income from Discontinued Operations Attributable to Non-Controlling Interest	—	—	—	275
NET LOSS ATTRIBUTABLE TO UNRIVALED BRANDS, INC.	$(3,362)	$(119,906)	$(4,394)	$(192,498)

Net Loss from Continuing Operations per Common Share Attributable to Unrivaled Brands, Inc. - Basic and Diluted	$—	$(0.21)	$(0.01)	$(0.33)
Net Loss per Common Share Attributable to Unrivaled Brands, Inc. - Basic and Diluted	$—	$(0.21)	$(0.01)	$(0.33)
Weighted-Average Shares Outstanding - Basic	966,467,162	579,942,517	856,575,311	588,887,945
Weighted-Average Shares Outstanding - Diluted	966,467,162	579,942,517	856,575,311	588,887,945
The accompanying notes are an integral part of the unaudited consolidated financial statements.

UNRIVALED BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(in thousands, except for shares)

	Convertible Series V Preferred Stock		Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interest
	Shares	Amount	Shares	Amount	Amount				Total
BALANCE AT JUNE 30, 2023	14,071,431	$1	772,483,465	$797	$—	$406,781	$(441,081)	$—	$(33,502)
Net Loss Attributable to Unrivaled Brands, Inc.	—	—	—	—	—	—	(3,362)	—	(3,362)
Stock Option Expense	—	—	—	—	—	85	—	—	85
Cashless Exercise of Warrants	—	—	2,514,632	3	—	(3)	—	—	—
BALANCE AT SEPTEMBER 30, 2023	14,071,431	$1	774,998,097	$800	$—	$406,863	$(444,443)	$—	$(36,779)

	Convertible Series V Preferred Stock		Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interest
	Shares	Amount	Shares	Amount	Amount				Total
BALANCE AT JUNE 30, 2022	—	$—	532,514,791	$554	$(808)	$401,215	$(323,710)	$—	$77,251
Net Loss Attributable to Unrivaled Brands, Inc.	—	—	—	—	—	—	(119,906)	—	(119,906)
Stock Compensation - Services Expense	—	—	6,472,492	7	—	261	—	—	268
Stock Option Expense	—	—	—	—	—	276	—	—	276
Issuance of UMBRLA Holdback Shares	—	—	23,424,674	23	—	(23)	—	—	—
BALANCE AT SEPTEMBER 30, 2022	—	$—	562,411,957	$584	$(808)	$401,729	$(443,616)	$—	$(42,111)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

UNRIVALED BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(in thousands, except for shares)

	Convertible Series V				Treasury	Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interest	Total
	Preferred Stock		Common Stock		Stock
	Shares	Amount	Shares	Amount	Amount
BALANCE AT DECEMBER 31, 2022	—	$—	679,513,564	$701	$(808)	$403,619	$(440,049)	$—	$(36,537)
Net Loss Attributable to Unrivaled Brands, Inc.	—	—	—	—	—	—	(4,394)	—	(4,394)
Stock Compensation - Services Expense	—	—	96,178,321	96	—	1,814	—	—	1,910
Stock Option Exercise	—	—	—	—	—	272	—	—	272
Stock Issued for Cash	14,071,431	1	—	—	—	1,969	—	—	1,970
Cashless Exercise of Warrants	—	—	2,514,632	3	—	(3)	—	—	—
Forfeiture and Cancellation of Treasury Stock	—	—	(3,208,420)	—	808	(808)	—	—	—
BALANCE AT SEPTEMBER 30, 2023	14,071,431	$1	774,998,097	$800	$—	$406,863	$(444,443)	$—	$(36,779)

	Convertible Series V				Treasury	Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interest	Total
	Preferred Stock		Common Stock		Stock
	Shares	Amount	Shares	Amount	Amount
BALANCE AT DECEMBER 31, 2021	—	$—	498,546,291	$521	$(808)	$392,930	$(250,015)	$3,859	$146,487
Net Loss Attributable to Unrivaled Brands, Inc.	—	—	—	—	—	—	(192,498)	—	(192,498)
Debt Conversion - Common Stock	—	—	294,452	—	—	75	—	—	75
Warrants Exercise	—	—	4,759,708	5	—	(5)	—	—	—
Stock Compensation - Employees	—	—	2,100,000	2	—	350	—	—	352
Stock Compensation - Directors	—	—	943,128	1	—	212	—	—	213
Stock Compensation - Services Expense	—	—	7,197,492	7	—	390	—	—	397
Stock Option Exercise	—	—	146,212	—	—	—	—	—	—
Stock Issued for Cash	—	—	25,000,000	25	—	4,350	—	—	4,375
Issuance of UMBRLA Holdback Shares	—	—	23,424,674	23	—	(23)	—	—	—
Stock Option Expense	—	—	—	—	—	3,450	—	—	3,450
Disposition of Non-Controlling Interest	—	—	—	—	—	—	(1,103)	(4,134)	(5,237)
Net Loss Attributable to Non-Controlling Interest	—	—	—	—	—	—	—	275	275
BALANCE AT SEPTEMBER 30, 2022	—	$—	562,411,957	$584	$(808)	$401,729	$(443,616)	$—	$(42,111)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UNRIVALED BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,394)	$(192,223)
Less: Net Income from Discontinued Operations	—	3,374
Net Loss from Continuing Operations	(4,394)	(195,597)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Deferred Income Tax Benefit	—	(6,731)
Bad Debt (Recovery) Expense	(7)	2,450
Gain on Settlement of Liabilities	(69)	—
Realized Loss on Sale of Investments	61	—
Gain on Extinguishment of Debt	(3,026)	(542)
Non-Cash Interest Expense	360	1,001
(Gain) Loss on Disposal of Assets	(199)	2,208
Depreciation and Amortization	2,137	9,842
Amortization of Operating Lease Right-of-Use Asset	1,507	1,500
Stock-Based Compensation	2,182	4,412
Unrealized Gain on Investments	(1,333)	(470)
Impairment Loss	—	163,698
Change in Operating Assets and Liabilities:
Accounts Receivable	(957)	1,557
Inventory	(621)	3,682
Prepaid Expenses and Other Current Assets	(76)	(432)
Other Assets	(6)	68
Accounts Payable and Accrued Expenses	4,881	9,271
Operating Lease Liabilities	(991)	(2,523)
Net Cash Used in Operating Activities - Continuing Operations	(551)	(6,606)
Net Cash Used in Operating Activities - Discontinued Operations	—	(422)
NET CASH USED IN OPERATING ACTIVITIES	(551)	(7,028)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(159)	(1,989)
Proceeds from Notes Receivable	634	375
Proceeds from Sale of Investments	149	—
Proceeds from Sale of Assets	—	450
Net Cash Provided by (Used in) Investing Activities - Continuing Operations	624	(1,164)
Net Cash Provided by Investing Activities - Discontinued Operations	—	20,709
NET CASH PROVIDED BY INVESTING ACTIVITIES	624	19,545

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of Debt Principal	(1,230)	(21,734)
Proceeds from Issuance of Common Stock	1,970	4,375
Net Cash Provided by (Used in) Financing Activities - Continuing Operations	740	(17,359)
Net Cash Used in Financing Activities - Discontinued Operations	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	740	(17,359)

NET CHANGE IN CASH	813	(4,842)

Cash at Beginning of Period	1,200	6,700
Cash Reclassed to Discontinued Operations	—	(442)
CASH AT END OF PERIOD	$2,013	$1,416

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash Paid for Interest	$261	$1,582

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt Principal and Accrued Interest Converted into Common Stock	$—	$52
Reclass of Accrued Interest to Principal	$1,896	$—
Net Assets Transferred to Assets Held For Sale	$—	$851

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UNRIVALED BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 – DESCRIPTION OF BUSINESS

Unrivaled Brands, Inc. (“Unrivaled” or the “Company”) is a cannabis company with operations in retail, production, distribution, and cultivation throughout California, with an emphasis on providing the highest quality of medical and adult use cannabis products. The Company is home to Korova, a brand of high potency products across multiple product categories, currently available in California. The Company operates a premier cannabis dispensary in Orange County, California, People's First Choice, which the Company intends to rebrand to Blüm OC. The Company also owns dispensaries in California which operate as The Spot in Santa Ana, Blüm in Oakland, and Blüm in San Leandro.
Unrivaled is a holding company with the following subsidiaries:

•Black Oak Gallery, a California corporation (“Black Oak”)
•Blüm San Leandro, a California corporation (“Blüm San Leandro”)
•3242 Enterprises, Inc., a California corporation (“The Spot”)
•3242 Holdings, LLC, a Nevada limited liability company
•Halladay Holding, LLC, a California limited liability company (“Halladay”)
•People’s First Choice, LLC, a California limited liability company (“People’s”)
•People’s Costa Mesa, LLC, a California limited liability company
•IVXX Gardens I, Inc., a California corporation

References in this document to the “Company”, “Unrivaled”, “we”, “us”, or “our” are intended to mean Unrivaled Brands, Inc., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

During the fiscal second quarter of 2023, the Company received confirmation for the legal dissolution of UMBRLA, Inc. As a result, all liabilities and existing obligations of the dissolved entity were extinguished and the Company recognized a gain on disposal of assets of $1.74 million during the nine months ended September 30, 2023.

Recent Developments - Reorganization

On October 10, 2023, the Company announced its pursuit of a reorganization to establish a newly-formed Delaware corporation, Blum Holdings, Inc. (“Blüm”), as the ultimate parent of the Company (the “Reorganization”). If consummated, the Reorganization would result in the Company becoming a direct, wholly-owned subsidiary of Blüm. The purpose of the proposed Reorganization is to provide the Company with more strategic, organizational, operational and financial flexibility. It is expected that the directors and executive officers of the Company will serve in the same capacities for Blüm.

As part of the proposed Reorganization, the Company has entered into an Agreement and Plan of Merger, dated October 9, 2023 (the “Reorganization Agreement”), with Blüm, which is currently a wholly-owned subsidiary of the Company, and Blum Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of Blüm (“Merger Sub”). The Reorganization Agreement provides, among other things and subject to its terms and conditions, as described below, that Merger Sub will merge with and into the Company, with the separate existence of Merger Sub ceasing and with the Company surviving as a direct, wholly-owned subsidiary of Blüm.

The Reorganization Agreement provides that at the effective time of the Reorganization (the “Effective Time”), each outstanding share of the Company’s common stock, par value $0.001 per share (“Company Common Stock”), and the Company’s Series V preferred stock, par value $0.001 per share (“Company Preferred Stock,” and together with the Company Common Stock, the “Company Shares”), but excluding any Company Shares held by stockholders of the Company who perfect their dissenters’ rights as provided in the Reorganization Agreement, will automatically be converted into one share of Blüm’s common stock, par value $0.001 per share (“Blüm Common Stock”) and Blüm’s Series V preferred stock, par value $0.001 per share (“Blüm Preferred Stock,” and together with the Blüm Common Stock, the “Blüm Shares”), respectively, without any further act or deed by the Company’s stockholders. Record ownership of Blüm shares will be kept in uncertificated, book-entry form by Blüm’s transfer agent.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Reorganization Agreement further provides that at the Effective Time, the Company will assign to Blüm, and Blüm will assume and agree to perform (1) all obligations of the Company pursuant to (a) the Terra Tech Corp. 2016 Equity Incentive Plan (the “2016 Plan”), the Terra Tech Corp. Amended and Restated 2018 Equity Incentive Plan (as amended, the “2018 Plan”), and the UMBRLA, Inc. 2019 Equity Incentive Plan (as amended, the “UMBRLA Plan,” and together with the 2016 Plan and the 2018 Plan, the “Incentive Plans”), and (b) each award agreement entered into pursuant to the Incentive Plans, and (2) all obligations of the Company pursuant to any employment agreements entered into by the Company. Additionally, at the Effective Time, (x) each outstanding option to purchase shares of Company Common Stock (a “Company Option”) will be converted automatically into a stock option to purchase an identical number of shares of Blüm Common Stock, (y) each outstanding warrant to purchase shares of Company Common Stock (a “Company Warrant”) will be converted automatically into a warrant to purchase an identical number of shares of Blüm Common Stock, and (z) each outstanding promissory note convertible into shares of Company Common Stock (a “Company Note”) will be automatically converted into a promissory note convertible into an identical number of shares of Blüm Common Stock, in each case, on the same terms and conditions as applied to the Company Option, Company Warrant and Company Note, respectively, immediately prior to the Effective Time and as set forth in the documentation relating to such Company Option, Company Warrant and Company Note.

The Board of Directors of the Company has unanimously (1) approved the form and content of the Reorganization Agreement, (2) determined that it is in the best interests of the Company and its stockholders, and declared it advisable, to enter into the Reorganization Agreement, (3) approved the execution and delivery by the Company of the Reorganization Agreement, the performance by the Company of its covenants and agreements contained therein and the consummation of the Reorganization upon the terms and subject to the conditions contained therein, and (4) resolved to recommend adoption of the Reorganization Agreement by the stockholders of the Company, who will be asked to vote on the adoption of the Reorganization Agreement at the annual stockholders meeting (the “Annual Meeting”) scheduled to be held on December 5, 2023.

The closing of the Reorganization is subject to customary closing conditions, including (1) approval of the Reorganization at the Annual Meeting by a majority of the voting power of stockholders entitled to vote thereon, (2) effectiveness of the registration statement relating to the Blüm Shares to be issued in the Reorganization, (3) receipt of approval for the listing on the OTCQB tier of the OTC Markets Group, Inc. of the Blüm Common Stock, and (4) receipt by the Company of such authorizations and approvals as are required by the laws and regulations of applicable jurisdictions.

The Reorganization Agreement may be terminated and the Reorganization may be abandoned at any time prior to the Effective Time by action of the Company’s Board of Directors if it determines for any reason that completion of the Reorganization would be inadvisable or not in the best interests of the Company or its stockholders. In the event of any such termination, the Reorganization Agreement will become void and have no effect, and neither the Company, Blüm, Merger Sub, nor their respective stockholders, directors or officers will have any liability with respect to such termination or abandonment.

In connection with the Annual Meeting, the Unrivaled stockholders will also be asked to approve, among other proposals, a reverse stock split of Unrivaled’s common stock at a ratio determined by the Board of Directors of Unrivaled in the range between a 1-for-70 to 1-for-100 (the “Reverse Stock Split”). If approved by Unrivaled’s stockholders, the Reverse Stock Split would be implemented immediately prior to the Reorganization. As a result of the Reorganization, the current stockholders of Unrivaled would become stockholders of Blüm with the same number and percentage of shares of Blüm as they held in Unrivaled immediately prior to the Reorganization, subject to any changes from the implementation of the Reverse Stock Split.

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
All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2023 and December 31, 2022, and the consolidated results of operations and cash flows for the periods ended September 30, 2023 and 2022 have been included. These interim unaudited condensed consolidated financial statements do not include all disclosures required by GAAP for complete financial statements and, therefore, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2022. The December 31, 2022 balances reported herein are derived from the audited consolidated financial statements for the year ended December 31, 2022. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.
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

Going Concern
The Company incurred a pre-tax net loss from continuing operations of $3.05 million and $3.55 million for the three and nine months ended September 30, 2023, respectively, and $123.38 million and $201.18 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023 and December 31, 2022, the Company had an accumulated deficit of $444.44 million and $440.05 million, respectively. At September 30, 2023, the Company had a consolidated cash balance of $2.01 million. Management expects to experience further net losses in 2023 and in the foreseeable future. The Company may not be able to generate sufficient cash from operating activities to fund its ongoing operations. The Company's future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that the Company will be able to generate enough revenue or raise capital to support its operations.

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
Significant Accounting Policies
The significant accounting policies and critical estimates applied by the Company in these interim unaudited condensed consolidated financial statements are the same as those applied in the Company’s audited consolidated financial statements and accompanying notes included in the Company’s 2022 Form 10-K, unless otherwise disclosed in these accompanying notes to the unaudited consolidated financial statements for the interim period ended September 30, 2023.
Employer Retention Credits
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") to provide certain relief as a result of the COVID-19 pandemic. The CARES Act provides tax relief, along with other stimulus measures, including a provision for an Employee Retention Credit (“ERC”), which allows for employers to claim a refundable tax credit against the employer share of Social Security tax equal to 70% of the qualified wages paid to employees after December 31, 2020 through September 30, 2021. The ERC was designed to encourage businesses to keep employees on the payroll during the COVID-19 pandemic. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounts for the ERC by analogy to International Accounting Standard ("IAS") 20, "Accounting for Government Grants and Disclosure of Government Assistance". In accordance with IAS 20, the Company determined that upon receipt of the ERC, the Company will record the ERC as a component of other income or expense in the condensed statement of operations. During the three months ended September 30, 2023, the Company received $1.23 million for the ERC, which was recorded as a component of other income.
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

Loss Per Common Share
In accordance with the provisions of ASC 260, “Earnings Per Share”, net loss per share is computed by dividing net income or loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. If the Company is in a net income position, diluted earnings per share includes stock options, warrants, convertible preferred stock, and convertible debt that are determined to be dilutive using the treasury stock method for all equity instruments issuable in equity units and the “if converted” method for the Company’s convertible debt. The Company's operations resulted in net loss for the three and nine months ended September 30, 2023 and 2022. Therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for all periods presented.
Dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	Nine Months Ended September 30,
	2023	2022

Common Stock Warrants	100,768,668	80,881,817
Common Stock Options	17,685,895	58,843,517
	118,454,563	139,725,334

Recently Adopted Accounting Standards

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Subtopic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022. This update should be applied prospectively on or after the effective date of the amendments. The adoption of the standard on January 1, 2023 did not have a material impact on the Company’s consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments—Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”), which eliminates the accounting guidance on troubled debt restructurings for creditors and amends the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under the current guidance and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022. The adoption of the standard on January 1, 2023 did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 replaces the “incurred loss” credit losses framework with a new accounting standard that requires management's measurement of the allowance for credit losses to be based on a broader range of reasonable and supportable information for lifetime credit loss estimates. Effective January 1, 2023, the Company adopted the standard. The adoption of this standard did not have a material impact on our financial statements.

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

NOTE 3 – CONCENTRATIONS OF BUSINESS AND CREDIT RISK
The Company maintains cash balances in several financial institutions that are insured by either the Federal Deposit Insurance Corporation or the National Credit Union Association up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations, and it maintains significant cash on hand at certain of its locations. The Company has not historically experienced any material loss from carrying cash on hand. The amount in excess of insured limitations was $0.69 million and nil as of September 30, 2023 and December 31, 2022, respectively.
The Company provides credit in the normal course of business to customers located throughout the U.S. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. There were no customers that comprised more than 10.0% of the Company's revenue for the three and nine months ended September 30, 2023 and 2022.
The Company sources cannabis products for retail, cultivation, and production from various vendors. However, as a result of regulations in the State of California, the Company’s California retail, cultivation, and production operations must use vendors licensed by the State. As a result, the Company is dependent upon the licensed vendors in California to supply products. If the Company is unable to enter into relationships with sufficient members of properly licensed vendors, the Company’s sales may be impacted. During the three and nine months ended September 30, 2023 and 2022, the Company did not have any concentration of vendors for inventory purchases. However, this may change depending on the number of vendors who receive appropriate licenses to operate in the State of California.
NOTE 4 – INVENTORY
Raw materials consist of materials and packaging for manufacturing of products owned by the Company. Work-in-progress consists of cultivation materials and live plants. Finished goods consists of cannabis products sold in retail and distribution. Inventory consisted of the following:

	(in thousands)
	September 30, 2023	December 31, 2022

Raw Materials	$683	$524
Work-In-Progress	508	284
Finished Goods	1,369	1,131
Total Inventory	$2,560	$1,939
NOTE 5 – INVESTMENTS
Edible Garden
On May 3, 2022, Edible Garden Corp. ("Edible Garden"), an entity in which the Company had an investment of common stock, completed a 1-for-5 reverse stock split of its outstanding common stock. As a result, the Company held 1,000,000 shares in Edible Garden. On May 5, 2022, Edible Garden announced the pricing of its initial public offering of 2,930,000 shares of its common stock and accompanying warrants to purchase up to 2,930,000 shares of common stock for an exercise price of $5.00 per share. Each share of common stock was sold together with one warrant at a combined offering price of $5.00, for gross proceeds of approximately $14.70 million. As a result of the initial public offering, the Company reassessed its write down on the investment and recorded a write up to its fair value, which is categorized within the fair value hierarchy as Level 2. In November 2022, the lock-up restriction on the Company's shares in Edible Garden expired and accordingly, the Company's investment transferred from Level 2 to Level 1 fair value measurement. During the fiscal first quarter ended March 31, 2023, the Company sold all its shares in Edible Garden and received $0.15 million. As a result, the Company recorded a realized loss on the sale of investments of $0.06 million during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, the Company recorded nil in realized or unrealized losses related to its investment in Edible Garden.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Mystic Holdings

In September 2023, the Company entered into a settlement agreement to resolve the outstanding litigation with Mystic Holdings, Inc. (“Mystic”) which confirmed the Company's ownership of 8,323,764 shares of common stock in Mystic and 8,332 shares of Series A preferred stock in Mystic. In accordance with ASC 321, the Company recorded the investment in equity securities at fair value based upon the quoted price of the shares in active trading markets (Level 1). As of September 30, 2023, the fair value of the investment was $1.33 million. The Company recorded an unrealized gain on investment of $1.33 million for the three and nine months ended September 30, 2023. Refer to “Note 18 – Commitments and Contingencies” for further details on the litigation matter.
The following tables present the Company’s financial instruments that are measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis:

	September 30, 2023
	Amount	Level 1	Level 2	Level 3
Investment in Mystic Holdings, Inc.	$1,333	$1,333	$—	$—
Total	$1,333	$1,333	$—	$—

	December 31, 2022
	Amount	Level 1	Level 2	Level 3
Investment in Edible Garden Corp.	$210	$210	$—	$—
Total	$210	$210	$—	$—
NOTE 6 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
Property, equipment, and leasehold improvements consisted of the following:

	(in thousands)
	September 30, 2023	December 31, 2022

Land and Building	$7,581	$7,581
Furniture and Equipment	1,314	1,336
Computer Hardware	344	299
Leasehold Improvements	7,960	8,009
Vehicles	57	103
Construction in Progress	948	2,565
Subtotal	18,204	19,893
Less Accumulated Depreciation	(7,379)	(6,893)
Property, Equipment and Leasehold Improvements, Net	$10,825	$13,000
Depreciation expense related to continuing operations was $0.20 million and $0.88 million for the three months ended September 30, 2023 and 2022, respectively, and $0.64 million and $2.72 million for the nine months ended September 30, 2023 and 2022, respectively.
The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOTE 7 – INTANGIBLE ASSETS
Intangible assets consisted of the following:

		(in thousands)
		September 30, 2023			December 31, 2022
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

Amortizing Intangible Assets:
Customer Relationships	3 to 5	$7,400	$(7,400)	$—	$7,400	$(7,400)	$—
Trademarks and Patent	2 to 8	4,500	(4,491)	9	4,500	(2,991)	1,509
Operating Licenses	14	12,239	(12,239)	—	12,239	(12,239)	—
Total Amortizing Intangible Assets		24,139	(24,130)	9	24,139	(22,630)	1,509

Non-Amortizing Intangible Assets:
Trade Name	Indefinite	1,350	—	1,350	1,350	—	1,350
Total Non-Amortizing Intangible Assets		1,350	—	1,350	1,350	—	1,350
Total Intangible Assets, Net		$25,489	$(24,130)	$1,359	$25,489	$(22,630)	$2,859
Amortization expense related to continuing operations was $0.38 million and $2.36 million for the three months ended September 30, 2023 and 2022, respectively, and $1.50 million and $7.13 million for the nine months ended September 30, 2023 and 2022, respectively.
For the purpose of the annual impairment test on September 30, 2023, the Company performed a qualitative assessment and noted no impairment of its indefinite-lived intangible assets as of September 30, 2023.

NOTE 8 – GOODWILL
As of September 30, 2023, changes in the carrying amount of goodwill during the period presented were as follows:

(in thousands)

Balance as of December 31, 2022	$3,585
Balance as of September 30, 2023	$3,585
Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment. The Company conducts its annual goodwill impairment assessment on September 30, and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value may be impaired. For the purpose of the goodwill impairment assessment, the Company has the option to perform a qualitative assessment (commonly referred to as “step zero”) to determine whether further quantitative analysis for impairment of goodwill or indefinite-lived intangible assets is necessary (“step one”). For the purpose of the annual impairment test on September 30, 2023, the Company performed a qualitative assessment and noted no impairment of goodwill as of September 30, 2023. The balance of goodwill at September 30, 2023 and December 31, 2022 remained unchanged at $3.59 million.
The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOTE 9 – ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

	(in thousands)
	September 30, 2023	December 31, 2022

Tax Liabilities	$2,733	$1,018
Accrued Payroll and Benefits	532	628
Accrued Interest	1,751	2,113
Other Accrued Expenses	2,210	665
Total Accrued Liabilities	$7,226	$4,424
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
The Company occupies office facilities under lease agreements that expire at various dates. In addition, office, production and transportation equipment is leased under agreements that expire at various dates. The Company does not have any significant finance leases. Total operating lease costs were $0.79 million and $1.98 million for the three months ended September 30, 2023 and 2022, respectively, and $2.29 million and $4.45 million for the nine months ended September 30, 2023 and 2022, respectively. Short-term lease costs during the fiscal quarters ended September 30, 2023 and 2022 were not material.
As of September 30, 2023 and December 31, 2022, the Company has short-term lease liabilities of $2.05 million and $2.00 million, respectively. The table below presents total operating lease right-of-use assets and lease liabilities as of:

	(in thousands)
	September 30, 2023	December 31, 2022
Operating Lease Right-of-Use Assets	$10,680	$13,946
Operating Lease Liabilities	$12,252	$15,084
The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets:

	Nine Months Ended
	September 30, 2023	September 30, 2022
Weighted Average Remaining Lease Term (Years)	7.8	5.5
Weighted Average Discount Rate	11.7%	11.4%
The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOTE 11 – NOTES PAYABLE
Notes payable consisted of the following:

	(in thousands)
	September 30, 2023	December 31, 2022
Promissory note dated May 4, 2020, issued to Harvest Small Business Finance, LLC, an unaffiliated third party. Loan was part of the Paycheck Protection Program ("PPP Loan") offered by the U.S. Small Business Administration. The interest rate on the note was 1%. The note required interest and principal payments seven months from July 2020. The note matures in February 2025.	$14	$14
Convertible promissory note dated January 25, 2021, issued to accredited investors, which matured July 22, 2022 and bears interest at a rate of 3.0% per annum. The conversion price is $0.175 per share.	3,253	3,450
Promissory note dated July 27, 2021, issued to Arthur Chan which matures July 26, 2024, and bears interest at a rate of 8.0% per annum.	2,500	2,500
Unsecured promissory note dated December 28, 2022 due to a related party. The interest rate on the note is 1.0% and matures on December 28, 2027.	94	154
Promissory note dated October 1, 2021, issued to Sterling Harlan as part of the SilverStreak Solutions acquisition. The interest rate on the note was 10.0%. The note matures in March 2028.	308	2,000
Promissory note dated October 1, 2021, issued to Sterling Harlan as part of the SilverStreak Solutions acquisition. The interest rate on the note was 10.0%. The note matures in March 2028.	1,230	2,500
Secured promissory notes dated March 6, 2023 issued to People's California, LLC, which matures in March 2028 and bears interest at a rate of 10.0% per annum on the first $3.00 million due in December 2023, and 5.0% per annum on the remaining balance through September 2023 and 10.0% per annum thereafter. Payment of the remaining balance is due in March 2028.	22,200	21,569
Promissory note dated May 1, 2019, assumed by the Company on July 1, 2021 in connection with the purchase of real property, from a related party. The note matures on May 15, 2039 and bears interest at a rate of 9.9% per year.	2,833	2,882
Notes Payable - Promissory Notes	$32,432	$35,069
Vehicle Loans	77	76
Less: Short-Term Debt	(28,516)	(29,662)
Plus (Less): Debt Premium (Discount), Net	78	(669)
Net Long-Term Debt	$4,071	$4,814

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

On May 17, 2023, the Company amended the Settlement Term Sheet wherein the maturity date of the $3M Note was extended to December 6, 2023 and payments of the $5.00 million portion of the Up-front Settlement was extended through September 6, 2023, with $0.80 million being due and paid in cash on May 18, 2023. In addition, the Company shall make an additional $2.20 million principal repayment on or before July 6, 2023. Monthly interest payments were amended to provide the Company with the option to pay 50% of interest in the form of registered shares of common stock. Further, upon payment of the $0.80 million on May 18, 2023, People's California, LLC shall transfer the Riverside and Costa Mesa licenses and stores to the Company for no additional consideration. Such assets have not been transferred to the Company as of September 30, 2023 and the Company has not recorded a debt premium for the contingent free assets. The amendment to the Settlement Term Sheet was classified as a troubled debt restructuring pursuant to ASC 470-60.

On July 10, 2023, the Company received a notice from People's California, LLC in respect of the Settlement Term Sheet, as amended on May 17, 2023, wherein People’s California, LLC notified the Company had failed to make the principal repayment of $2.20 million on July 6, 2023 and a monthly interest payment of $25,000 for the month of June 2023. As a result, the promissory notes became callable by the creditor. Accordingly, the Company classified the long-term debt as current notes payable in the consolidated balance sheet as of September 30, 2023. The Company is currently in ongoing discussions with People's California, LLC to renegotiate the debt.

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
Common Stock
The Company authorized 990,000,000 shares of common stock with $0.001 par value per share. As of September 30, 2023 and December 31, 2022, 774,998,097 and 679,513,554 shares of common stock were outstanding, respectively.

During the nine months ended September 30, 2023, the Company issued 2,514,632 shares of common stock to a related cashless exercise of warrants.

During the nine months ended September 30, 2023, the Company issued 96,178,321 shares of common stock to a related party service provider. As a result, the Company recorded $1.91 million of stock-based compensation expense for services during the nine months ended September 30, 2023. See "Note 17 – Related Party Transactions" for further information.

During the nine months ended September 30, 2023, a member of the Company's board of directors forfeited 900,000 shares of the Company's common stock to the Company for no cash value. Subsequent to the forfeiture, the Company cancelled 3,208,420 shares of treasury stock during the nine months ended September 30, 2023. Accordingly, treasury stock outstanding as of September 30, 2023 and December 31, 2022 was nil and 2,308,420 shares of common stock, respectively.
The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOTE 13 – STOCK-BASED COMPENSATION
Equity Incentive Plans
In the first quarter of 2016, the Company adopted the 2016 Equity Incentive Plan. In the fourth quarter of 2018, the Company adopted the 2018 Equity Incentive Plan. In July 2021, the Company assumed the 2019 Equity Incentive Plan as part of an acquisition in 2021. The following table contains information about the Company's equity incentive plans as of September 30, 2023:

	Awards Reserved for Issuance	Awards Exercised	Awards Outstanding	Awards Available for Grant

2016 Equity Incentive Plan	497,776	—	248,888	248,888
2018 Equity Incentive Plan	14,707,847	4,022,133	5,342,857	5,342,857
2019 Equity Incentive Plan	21,568,053	34,884	11,999,150	9,534,019
Stock-Based Compensation Expense
The following table sets forth the total stock-based compensation expense resulting from stock options and restricted grants of common stock to employees, directors and non-employee consultants in the consolidated statement of operations which are included in selling, general and administrative expenses:

	(in thousands, except for shares / options)
	For the Three Months Ended
	September 30, 2023		September 30, 2022
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense	Number of Shares or Options Granted	Stock-Based Compensation Expense

Stock Options	—	$85	—	$276

Stock Grants:
Employees (Common Stock)	—	—	—	—
Directors (Common Stock)	—	—	—	—
Non–Employee Consultants (Common Stock)	—	—	6,472,492	268

Total Stock–Based Compensation Expense		$85		$544

	(in thousands, except for shares / options)
	For the Nine Months Ended
	September 30, 2023		September 30, 2022
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense	Number of Shares or Options Granted	Stock-Based Compensation Expense

Stock Options	—	$272	400,000	$3,450

Stock Grants:
Employees (Common Stock)	—	—	2,100,000	352
Directors (Common Stock)	—	—	943,128	213
Non–Employee Consultants (Common Stock)	96,178,321	1,910	7,197,492	397

Total Stock–Based Compensation Expense		$2,182		$4,412
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Stock Options
The following table summarizes the Company’s stock option activity and related information for the nine months ended September 30, 2023:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options

Options Outstanding as of January 1, 2023	52,821,099	$0.23
Forfeited	(35,135,204)	$0.22
Options Outstanding as of September 30, 2023	17,685,895	$0.25	6.9 years	$—
Options Exercisable as of September 30, 2023	15,220,765	$0.28	6.9 years	$—

As of September 30, 2023, total unrecognized stock-based compensation was $0.13 million. Such costs are expected to be recognized over a weighted-average period of approximately 1.5 years. The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period.

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
NOTE 14 – WARRANTS
The following table summarizes the Company's warrant activity for the nine months ended September 30, 2023:

	Warrants	Weighted-Average Exercise Price

Warrants Outstanding as of January 1, 2023	80,881,817	$0.11
Issued	70,357,155	$0.03
Exercised	(4,285,500)	$0.01
Expired	(710,000)	$2.33
Warrants Outstanding as of September 30, 2023	146,243,472	$0.06
In January 2023, the Company issued 70,357,155 warrants to purchase up to 70,357,155 of common stock with an exercise price of $0.028 in connection the Private Placement described in "Note 12 - Stockholders' Deficit".

During the nine months ended September 30, 2023, the Company issued 2,514,632 shares of common stock upon the exercise of 4,285,500 warrants on a cashless basis.
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
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Operating results for the discontinued operations were comprised of the following:

	(in thousands)
	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Total Revenues	$1,525	$8,358
Cost of Goods Sold	1,063	4,711
Gross Profit	462	3,647

Selling, General & Administrative Expenses	413	4,021
Gain on Sale of Assets	—	(3,728)
Income from Operations	49	3,354

Interest Expense	(2)	(8)
Other (Expense) Income	(22)	28
Income from Discontinued Operations Before Provision for Income Taxes	25	3,374

Income Tax Expense	—	—
Income from Discontinued Operations	$25	$3,374

Income from Discontinued Operations per Common Share Attributable to Unrivaled Brands, Inc. Common Stockholders - Basic And Diluted	$—	$0.01
As of September 30, 2023 and December 31, 2022, the assets and liabilities related to discontinued operations were deconsolidated and no balance remained.
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

For the periods presented, revenue by reportable segments are as follows:

	(in thousands)				(in thousands)
	Total Revenue		% of Total Revenue		Total Revenue		% of Total Revenue
	Three Months Ended September 30,				Nine Months Ended September 30,
Segment	2023	2022	2023	2022	2023	2022	2023	2022
Cannabis Retail	$8,101	$9,252	94.1%	95.2%	$24,986	$32,905	93.8%	74.2%
Cannabis Cultivation & Distribution	511	469	5.9%	4.8%	1,663	11,466	6.2%	25.8%
Total	$8,612	$9,721	100.0%	100.0%	$26,649	$44,371	100.0%	100.0%

The accompanying notes are an integral part of the unaudited consolidated financial statements.

For the periods presented, results of operations by reportable segments are as follows:

	(in thousands)
	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
	Cannabis Retail	Cannabis Cultivation & Distribution	Corporate & Other	Total	Cannabis Retail	Cannabis Cultivation & Distribution	Corporate & Other	Total
Total Revenues	$8,101	$511	$—	$8,612	$9,252	$469	$—	$9,721
Cost of Goods Sold	3,861	757	—	4,618	3,861	5,902	—	9,763
Gross Profit	4,240	(246)	—	3,994	5,391	(5,433)	—	(42)
Gross Profit %	52.3%	(48.1)%			58.3%	(1158.4)%

Selling, General & Administrative Expenses	4,118	245	3,166	7,529	3,840	3,299	5,613	12,752
Impairment Expense	—	—	—	—	—	—	107,972	107,972
Loss (Gain) on Disposal of Assets	1,541	—	(1)	1,540	169	1,359	1	1,529
Income (Loss) from Operations	(1,419)	(491)	(3,165)	(5,075)	1,382	(10,091)	(113,586)	(122,295)

Other Income (Expense):
Interest Expense	—	—	(944)	(944)	—	(2)	(379)	(381)
Loss on Settlement of Liabilities	(8)	—	(33)	(41)	—	—	—	—
Income from Employer Retention Credit	—	—	1,232	1,232	—	—	—	—
Unrealized Gain (Loss) on Investments	—	—	1,333	1,333	—	—	(493)	(493)
Other Income (Expense)	327	(261)	376	442	(485)	567	(294)	(212)
Total Other Income (Expense), Net	319	(261)	1,964	2,022	(485)	565	(1,166)	(1,086)

Income (Loss) Before Provision for Income Taxes	$(1,100)	$(752)	$(1,201)	$(3,053)	$897	$(9,526)	$(114,752)	$(123,381)

Total Assets (Liabilities)	$14,925	$4,252	$17,354	$36,531	$49,017	$(9,838)	$14,671	$53,850

	(in thousands)
	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
	Cannabis Retail	Cannabis Cultivation & Distribution	Corporate & Other	Total	Cannabis Retail	Cannabis Cultivation & Distribution	Corporate & Other	Total
Total Revenues	$24,986	$1,663	$—	$26,649	$32,905	$11,466	$—	$44,371
Cost of Goods Sold	11,629	1,731	—	13,360	16,172	14,041	—	30,213
Gross Profit	13,357	(68)	—	13,289	16,733	(2,575)	—	14,158
Gross Profit %	53.5%	(4.1)%			50.9%	(22.5)%

Selling, General & Administrative Expenses	9,428	712	11,057	21,197	15,292	11,785	21,766	48,843
Impairment Expense	—	—	—	—	—	—	163,698	163,698
Loss (Gain) on Disposal of Assets	1,541	—	(1,740)	(199)	711	1,359	(198)	1,872
Income (Loss) from Operations	2,388	(780)	(9,317)	(7,709)	730	(15,719)	(185,266)	(200,255)

Other Income (Expense):
Interest Expense	—	—	(2,155)	(2,155)	—	(178)	(2,408)	(2,586)
Gain on Extinguishment of Debt	—	—	3,026	3,026	—	—	542	542
Gain (Loss) on Settlement of Liabilities	102	—	(33)	69	—	—	—	—
Income from Employer Retention Credit	—	—	1,232	1,232	—	—	—	—
Realized Loss on Investments	—	—	(61)	(61)	—	—	—	—
Unrealized Gain on Investments	—	—	1,333	1,333	—	—	470	470
Other Income (Expense)	10	63	640	713	(882)	1,094	434	646
Total Other Income (Expense), Net	112	63	3,982	4,157	(882)	916	(962)	(928)

Income (Loss) Before Provision for Income Taxes	$2,500	$(717)	$(5,335)	$(3,552)	$(152)	$(14,803)	$(186,228)	$(201,183)

Total Assets (Liabilities)	$14,925	$4,252	$17,354	$36,531	$49,017	$(9,838)	$14,671	$53,850
The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOTE 17 – RELATED PARTY TRANSACTIONS

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Company's board of directors.

During the three and nine months ended September 30, 2023, the Company incurred a total of $0.60 million and $1.65 million in fees pursuant to the engagement letter with Adnant, LLC ("Adnant") dated August 12, 2022, as amended on June 30, 2023, for executive level consulting and related business support services (the "Engagement"). Effective April 1, 2023, Adnant is entitled to receive monthly fees of $0.20 million through September 30, 2023 as compensation for Adnant’s continued services. The Engagement, as amended, provides Adnant with the option to convert accrued and unpaid service fees into shares of common stock of the Company. In accordance with the Engagement, the Company issued 96,178,321 shares of the Company's common stock under the performance bonus award valued at $1.91 million for the nine months ended September 30, 2023. No shares were issued during the three months ended September 30, 2023 under this agreement.

During the nine months ended September 30, 2023, a member of the Company's board of directors forfeited 900,000 shares of the Company's common stock to the Company for no cash value. Refer to "Note 12 - Stockholders' Deficit" for further information.

During the nine months ended September 30, 2023, the Company's CEO advanced the Company $0.20 million for working capital needs, which has been repaid as of September 30, 2023.
NOTE 18 – COMMITMENTS AND CONTINGENCIES
California Operating Licenses
The Company’s subsidiaries have operated compliantly and have been eligible for applicable licenses and renewals of those licenses.
Litigation and Claims

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued if such disclosure is necessary for the Company’s financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there was one matter that required an accrual as of September 30, 2023.

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

Terra Tech Corp. v. National Fire & Marine Ins. Co., et al. - On or about December 6, 2021, the Company initiated an action in California Superior Court, County of Alameda, against National Fire & marine Insurance Company (“National Fire”), Woodruff-Sawyer & Co., and R-T Specialty, LLC in connection with the denial of an insurance claim by National Fire following the vandalism and looting of the Company’s Bay Area dispensaries in May 2020. The Company alleges that coverage levels for the Company were changed after the policy was bound, in a manner inconsistent with the binder, which prevented the Company from fully recovering its losses in connection with the incidents. On September 21, 2023, the Company entered into a resolution of litigation with National Fire and Woodruff-Sawyer & Co.

Unrivaled Brands, Inc. et al v. Mystic Holdings, Inc., et al. - On May 11, 2022, Unrivaled and its wholly-owned subsidiary, Medifarm I, LLC (“Plaintiffs”) initiated an action in the Second Judicial District of the State of Nevada, County of Washoe, against Mystic Holdings, Inc. (“Mystic”) and Picksy Reno LLC (collectively with Mystic, “Defendants”) in connection with Defendants’ failure to honor Plaintiffs’ exercise of a put option entitling Plaintiffs to the repurchase of approximately 8,332,096 shares of Mystic at a price of $1.00 per share. On September 12, 2023, the Company announced
The accompanying notes are an integral part of the unaudited consolidated financial statements.

the resolution of outstanding litigation with Mystic Holdings, Inc. The settlement grants Unrivaled up to two seats on the board of directors of Mystic in addition to its 5.5% of shares of Mystic common stock and 8,332 of Series A Preferred shares of Mystic which grant 1,100-to-1 voting rights and which convert on a 1-to-1 basis to Mystic common stock. The parties have agreed to explore opportunities for mutual collaboration and growth, see "Note 5 - Investments" for further information.

Fusion LLF, LLC v. Unrivaled Brands, Inc. - On June 27, 2022, Fusion LLF, LLC filed an action against the Company, in the Superior Court for the State of California, County of Orange, alleging claims for breach of contract, account stated, and right to attach order and writ of attachment. The complaint claims at least $4.55 million in damages. On August 11, 2022, the Company filed an answer to the complaint. On August 5, 2022, Fusion LLF, LLC filed an application for a right to attach order and writ of attachment, which was denied on December 8, 2022.

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

1149 South LA Street Fashion District, LLC vs Unrivaled Brands, Inc. - On January 30, 2023, 1149 South LA Street Fashion District, LLC and 1135 South LA Street Fashion District LLC filed an action against the Company and other defendants in the Superior Court of the State of California, County of Los Angeles, alleging claims for breach of written contract, breach of written guaranty, breach of implied covenant of good faith and fair dealing, waste, and declaratory relief. The complaint claims at least $0.58 million in damages. On April 10, 2023, the Company filed an answer to the complaint. On October 31, 2023, an Application for Right to Attach Order was unfavorably granted in the amount of $0.50 million against the Company. In doing so, the Court found that the Plaintiffs had demonstrated a probability that they would succeed on the merits of their claims.

Greenlane Holdings, LLC v. Unrivaled Brands, Inc. - On February 6, 2023, Greenlane Holdings, LLC filed an action against the Company in the Superior Court of the State of California, County of Los Angeles, alleging claims for breach of contract, account stated, and unjust enrichment. The complaint alleges damages of $0.40 million. On April 10, 2023, the Company filed an answer to the complaint. Because no conclusion has been formed as to whether an unfavorable outcome is either probable or remote, no opinion is expressed as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

WGS Group, Inc. vs Unrivaled Brands, Inc. - On July 17, 2023 WGS Group, Inc. filed an action against the Company in the Superior Court of California, County of Orange Central Justice Center, alleging claims for damages and declaratory relief, breach of security service agreements, breach of the implied covenant of good faith and fair dealing, quantum meruit, violations of business and professional code sections 17200 Et SEQ., declaratory relief regarding successor-in-interest liability, and declaratory relief regarding ultra vires actions imposing personal liability on a former executive officer. Because no conclusion has been formed as to whether an unfavorable outcome is either probable or remote, no opinion is expressed as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

No Smoking Allowed Except Turn, LLC v. People’s Riverside, LLC and Unrivaled Brands, Inc. - On July 21, 2023, No Smoking Allowed Except Turn, LLC filed an action against the Company in the Superior Court of California, County of Riverside, alleging claims for damages for breach of contract and negligence. The complaint alleges damages in excess of $0.60 million. The Company has not yet filed a responsive pleading. Because no conclusion has been formed as to whether
The accompanying notes are an integral part of the unaudited consolidated financial statements.

an unfavorable outcome is either probable or remote, no opinion is expressed as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

Dominion Capital LLC and M2B Funding Corp. vs Unrivaled Brands, Inc. - On September 28, 2023, Dominion Capital LLC and M2B Funding Corp. filed an action against the Company in the Supreme Court of the State of New York, County of New York, alleging claims for breach of written contract. The complaint claims at least $3.03 million in damages. The Company has not yet been served and has not filed an answer to the complaint. Because no conclusion has been formed as to whether an unfavorable outcome is either probable or remote, no opinion is expressed as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

City of Santa Ana Cannabis Business Tax - In October 2023, the Company received a notice from the city of Santa Ana regarding a business license tax compliance examination of People’s First Choice for the period of January 1, 2018 through May 31, 2021. The examination claims that the city of Santa Ana is owed $0.86 million in cannabis business taxes. The Company is currently investigating the claim and as of the date these consolidated financial statements were issued, no conclusion has been formed as to whether an unfavorable outcome is either probable or remote.
NOTE 19 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 14, 2023, which is the date these consolidated financial statements were issued, and has concluded that the following subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

On October 10, 2023, the Company announced its pursuit of a reorganization to establish a newly-formed Delaware corporation, Blum Holdings, Inc. (“Blüm”), as the ultimate parent of the Company (the “Reorganization”). If consummated, the Reorganization would result in the Company becoming a direct, wholly-owned subsidiary of Blüm. The purpose of the proposed Reorganization is to provide the Company with more strategic, organizational, operational and financial flexibility. It is expected that the directors and executive officers of the Company will serve in the same capacities for Blüm.

As part of the proposed Reorganization, the Company has entered into an Agreement and Plan of Merger, dated October 9, 2023 (the “Reorganization Agreement”), with Blüm, which is currently a wholly-owned subsidiary of the Company, and Blum Merger Sub, Inc., a Nevada corporation and wholly-owned by Blüm (“Merger Sub”). The Reorganization Agreement provides, among other things and subject to its terms and conditions, as described below, that Merger Sub will merge with and into the Company, with the separate existence of Merger Sub ceasing and with the Company surviving as a direct, wholly-owned subsidiary of Blüm.

The Reorganization Agreement provides that at the effective time of the Reorganization (the “Effective Time”), each outstanding share of the Company’s common stock, par value $0.001 per share (“Company Common Stock”), and the Company’s Series V preferred stock, par value $0.001 per share (“Company Preferred Stock,” and together with the Company Common Stock, the “Company Shares”), but excluding any Company Shares held by stockholders of the Company who perfect their dissenters’ rights as provided in the Reorganization Agreement, will automatically be converted into one share of Blüm’s common stock, par value $0.001 per share (“Blüm Common Stock”) and Blüm’s Series V preferred stock, par value $0.001 per share (“Blüm Preferred Stock,” and together with the Blüm Common Stock, the “Blüm Shares”), respectively, without any further act or deed by the Company’s stockholders. Record ownership of Blüm shares will be kept in uncertificated, book-entry form by Blüm’s transfer agent.

The Reorganization Agreement further provides that at the Effective Time, the Company will assign to Blüm, and Blüm will assume and agree to perform (1) all obligations of the Company pursuant to (a) the Terra Tech Corp. 2016 Equity Incentive Plan (the “2016 Plan”), the Terra Tech Corp. Amended and Restated 2018 Equity Incentive Plan (as amended, the “2018 Plan”), and the UMBRLA, Inc. 2019 Equity Incentive Plan (as amended, the “UMBRLA Plan,” and together with the 2016 Plan and the 2018 Plan, the “Incentive Plans”), and (b) each award agreement entered into pursuant to the Incentive Plans, and (2) all obligations of the Company pursuant to any employment agreements entered into by the Company. Additionally, at the Effective Time, (x) each outstanding option to purchase shares of Company Common Stock (a “Company Option”) will be converted automatically into a stock option to purchase an identical number of shares of Blüm Common Stock, (y) each outstanding warrant to purchase shares of Company Common Stock (a “Company Warrant”) will be converted automatically into a warrant to purchase an identical number of shares of Blüm Common Stock, and (z) each outstanding promissory note convertible into shares of Company Common Stock (a “Company Note”) will be automatically converted into a promissory note convertible into an identical number of shares of Blüm Common Stock, in each case, on the same terms and conditions as applied to the Company Option, Company Warrant and Company Note, respectively, immediately prior to the Effective Time and as set forth in the documentation relating to such Company Option, Company Warrant and Company Note.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Board of Directors of the Company has unanimously (1) approved the form and content of the Reorganization Agreement, (2) determined that it is in the best interests of the Company and its stockholders, and declared it advisable, to enter into the Reorganization Agreement, (3) approved the execution and delivery by the Company of the Reorganization Agreement, the performance by the Company of its covenants and agreements contained therein and the consummation of the Reorganization upon the terms and subject to the conditions contained therein, and (4) resolved to recommend adoption of the Reorganization Agreement by the stockholders of the Company, who will be asked to vote on the adoption of the Reorganization Agreement at the annual stockholders meeting (the “Annual Meeting”) scheduled to be held on December 5, 2023.

The closing of the Reorganization is subject to customary closing conditions, including (1) approval of the Reorganization at the Annual Meeting by a majority of the voting power of stockholders entitled to vote thereon, (2) effectiveness of the registration statement relating to the Blüm Shares to be issued in the Reorganization, (3) receipt of approval for the listing on the OTCQB tier of the OTC Markets Group, Inc. of the Blüm Common Stock, and (4) receipt by the Company of such authorizations and approvals as are required by the laws and regulations of applicable jurisdictions.

The Reorganization Agreement may be terminated and the Reorganization may be abandoned at any time prior to the Effective Time by action of the Company’s Board of Directors if it determines for any reason that completion of the Reorganization would be inadvisable or not in the best interests of the Company or its stockholders. In the event of any such termination, the Reorganization Agreement will become void and have no effect, and neither the Company, Blüm, Merger Sub, nor their respective stockholders, directors or officers will have any liability with respect to such termination or abandonment.

In connection with the Annual Meeting, the Unrivaled stockholders will also be asked to approve, among other proposals, a reverse stock split of Unrivaled’s common stock at a ratio determined by the Board of Directors of Unrivaled in the range between a 1-for-70 to 1-for-100 (the “Reverse Stock Split”). If approved by Unrivaled’s stockholders, the Reverse Stock Split would be implemented immediately prior to the Reorganization. As a result of the Reorganization, the current stockholders of Unrivaled would become stockholders of Blüm with the same number and percentage of shares of Blüm as they held in Unrivaled immediately prior to the Reorganization, subject to any changes from the implementation of the Reverse Stock Split.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of Unrivaled Brands, Inc. (“Unrivaled Brands”, “Unrivaled”, or the “Company”) is for the three and nine months ended September 30, 2023. The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the accompanying notes presented in Item 1 of this Quarterly Report on Form 10-Q (this "Form 10-Q") and those discussed in Item 8 of the Company’s Annual Report on Form 10-K (the “Form 10-K”) filed with the SEC on April 10, 2023. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in “Cautionary Language Concerning Forward-Looking Statements,” “Item 1A—Risk Factors” and elsewhere in this Form 10-Q.

COMPANY OVERVIEW

Our Business

The Company is a cannabis company with retail, manufacturing, distribution, and cultivation operations throughout California, with an emphasis on providing the highest quality of medical and adult use cannabis products. The Company is home to Korova, a brand of high potency products across multiple product categories. The Company operates a premier cannabis dispensary in Orange County, California, regularly servicing upwards of 1,000 customers each day. The Company also owns dispensaries in California which operate as The Spot in Santa Ana, Blüm in Oakland, and Blüm in San Leandro. As of September 30, 2023, the Company had 151 employees.

We are organized into two reportable segments:

•Cannabis Retail – Includes cannabis-focused retail, both physical stores and non-store front delivery
•Cannabis Cultivation and Distribution – Includes cannabis cultivation, manufacturing, and distribution operations

Either independently or in conjunction with third parties, we operate medical marijuana retail and adult use dispensaries and cultivation and manufacturing facilities in California.

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

Fiscal Third Quarter 2023 Highlights

Litigation Settlements

On September 12, 2023, the Company announced the resolution of outstanding litigation with Mystic Holdings, Inc. ("Mystic"). The settlement grants Unrivaled up to two seats on the board of directors of Mystic in addition to its 5.5% of shares of Mystic common stock and 9.7% of Series A Preferred shares of Mystic which grant 1,100 to 1 voting rights and which convert on a 1-to-1 basis to Mystic common stock. The parties have agreed to explore opportunities for mutual collaboration and growth.

On September 21, 2023, the Company announced the resolution of litigation with National Fire & Marine Insurance Company (“National Fire”) and Woodruff-Sawyer & Co. (“Woodruff-Sawyer”) in which Unrivaled alleged in the litigation that it had improperly been denied insurance coverage under a National Fire policy that Unrivaled had obtained through its insurance broker, Woodruff-Sawyer.

Management Changes & Executive Appointments

On August 1, 2023, the Company appointed Matthew Barron to the board of directors and as a member of the audit committee of the Company.

On September 28, 2023, the Company appointed Arturo Sanchez as Associate General Counsel - Compliance and David Stogner as Director of People in preparation for planned company growth.

On October 2, 2023, the Company appointed Joe Gerlach, Korova’s co-founder and Unrivaled’s Chief Cannabis Officer, as Director for Korova and appointed Hanna Gruntz as Head of Sales to begin rebuilding its legacy Korova brand.

Corporate Reorganization

Subsequent to the fiscal third quarter 2023, on October 10, 2023, the Company announced that it intends to implement a reorganization in which a new Delaware holding company, Blum Holdings, Inc. (“Blüm”), would become the publicly traded holding company of Unrivaled Brands and its subsidiaries (the “Reorganization”). Subject to approval of the Reorganization by Unrivaled’s stockholders at the 2023 Annual Meeting of Stockholders on December 5, 2023, and certain other customary conditions, Unrivaled expects that the Reorganization will be completed in the fourth quarter of 2023. Refer to "Note 1 - Description of Business" of the consolidated financial statements for further information.

Outlook

The Company will continue to focus on its performing assets, particularly California retail assets. In particular, the Company intends to emphasize retail business fundamentals including a robust and diverse product offering, improving inventory and vendor management to continue to optimize gross margins, effective marketing strategies focused on driving loyalty and new customer acquisitions, and reinvigorating its Korova brand. The Company will continue to focus on reducing and streamlining its corporate overhead and rightsizing the Company. This outlook is based on several management assumptions that are largely outside the control of the Company, including the overall down trending market conditions and highly promotional competitive landscape in our key markets. With a disciplined approach to retail performance and customer relationship management, a management team with extensive retail and cannabis industry and capital markets experience, deep relationships in the industry, and a commitment to investing in its team and, specifically, its company culture, the Company is encouraged that Unrivaled will emerge from its current restructuring efforts as an effective cannabis company. We will continue to seek further opportunities to expand profitability and maximize returns for its shareholders.

RESULTS OF OPERATIONS
The below table outlines our consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022:

	(unaudited)
	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenue	$8,612	$9,721	$(1,109)	(11.4)%	$26,649	$44,371	$(17,722)	(39.9)%
Cost of Goods Sold	4,618	9,763	(5,145)	(52.7)%	13,360	30,213	(16,853)	(55.8)%
Gross Profit	3,994	(42)	4,036	(9,609.5)%	13,289	14,158	(869)	(6.1)%
Gross Profit %	46.4%	(0.4)%	46.8%		49.9%	31.9%	18.0%

Operating Expenses:
Selling, General & Administrative Expenses	7,529	12,752	(5,223)	(41.0)%	21,197	48,843	(27,646)	(56.6)%
Impairment Expense	—	107,972	(107,972)	(100.0)%	—	163,698	(163,698)	(100.0)%
Loss (Gain) on Disposal of Assets	1,540	1,529	11	0.7%	(199)	1,872	(2,071)	(110.6)%
Total Operating Expense, Net	9,069	122,253	(113,184)	(92.6)%	20,998	214,413	(193,415)	(90.2)%

Loss from Operations	(5,075)	(122,295)	117,220	(95.9)%	(7,709)	(200,255)	192,546	(96.2)%
Other Income (Expense), Net	2,022	(1,086)	3,108	(286.2)%	4,157	(927)	5,084	(548.4)%

Loss from Continuing Operations Before Provisions for Income Taxes	(3,053)	(123,381)	120,328	(97.5)%	(3,552)	(201,182)	197,630	(98.2)%
Provision for Income Tax (Expense) Benefit for Continuing Operations	(309)	3,450	(3,759)	(109.0)%	(842)	5,586	(6,428)	(115.1)%

Net Loss from Continuing Operations	(3,362)	(119,931)	116,569	(97.2)%	(4,394)	(195,596)	191,202	(97.8)%
Net Income from Discontinued Operations	—	25	(25)	(100.0)%	—	3,374	(3,374)	(100.0)%

Net Loss	(3,362)	(119,906)	116,544	(97.2)%	(4,394)	(192,222)	187,828	(97.7)%

Net Income from Discontinued Operations Attributable to Non-Controlling Interest	—	—	—	—%	—	275	(275)	(100.0)%

Net Loss Attributable to Unrivaled Brands, Inc.	$(3,362)	$(119,906)	$116,544	(97.2)%	$(4,394)	$(192,497)	$188,103	(97.7)%
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Revenue
Overall revenue for the three months ended September 30, 2023 was $8.61 million compared to $9.72 million for the same period in 2022, a decrease of $1.11 million or 11.4%. During the three months ended September 30, 2023, the Company generated revenue from continuing operations of $8.61 million composed of retail revenue of $8.10 million and cultivation/distribution revenue of $0.51 million. This compared to revenue from continuing operations of $9.72 million for the quarter ended September 30, 2022, which included retail revenue of $9.25 million and cultivation/distribution revenue of $0.47 million.

Retail revenue for the three months ended September 30, 2023 decreased compared to the same period in the prior year by $1.15 million or 12.4% due a general decline in the cannabis market since the last half of 2022. Cultivation and distribution revenue for the three months ended September 30, 2023 was generally consistent with the same period in the prior year.
Gross Profit
Cost of goods sold for the three months ended September 30, 2023 was $4.62 million, a decrease of $5.15 million, or 52.7%, compared to $9.76 million for the three months ended September 30, 2022. The decrease in cost of goods sold was directly impacted by the decrease in revenues for the current reporting period as compared to the prior year.

Gross profit from continuing operations for the three months ended September 30, 2023 was $3.99 million compared to a gross profit of $(0.04) million for the three months ended September 30, 2022, an increase of $4.04 million or 9,609.5%.

The increase in gross profit was directly impacted by the significant inventory write down on its distribution and wholesale operations in the prior year, resulting in negative consolidated gross margins. In addition, the Company's gross margin improved for the three months September 30, 2023 to 46.4% as compared to (0.4)% for the same period in the prior year as the Company focused on its core assets to maximize pricing and inventory strategy and divested non-performing assets related to its distribution operations. Gross profit for on-going retail operations stabilized to 52.3% for the three months ended September 30, 2023 compared to 58.3% for the same period in the prior year.
Selling, General & Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2023 were $7.53 million, compared to $12.75 million for the three months ended September 30, 2022, a decrease of $5.22 million or 41.0%. As a result of the Company's restructuring plan implemented during the third fiscal quarter of 2022, the Company saw significant reductions in expenses during the three months ended September 30, 2023 as compared to the same period in the prior year. Specifically, the Company saw a decrease of $2.66 million in depreciation and amortization expense, a decrease of $2.26 million in facility related expenses, such as rent, utilities, repairs and maintenance, security, and insurance, and a decrease of $1.43 million in salaries and benefits. Management expects to continue focusing on efficiencies within its core assets and reducing non-core assets and expenditures.
Operating Loss

The Company realized an operating loss from continuing operations of $5.08 million for the three months ended September 30, 2023 compared to $122.30 million for the three months ended September 30, 2022, a decrease of $117.22 million or 95.9%. This improvement from the same period in the prior year was primarily attributable to the results of the Company's restructuring objectives noted above and an impairment loss of $107.97 million recognized in the three months ended September 30, 2022, versus no impairment loss recognized during the current period.

Other Income (Expense)
Other income for the three months ended September 30, 2023 of $2.02 million improved significantly compared to other expense of $1.09 million for the three months ended September 30, 2022, an improvement of $3.11 million. The improvement was due to the Company recording income from employer retention credits of $1.23 million and an unrealized gain on investment of $1.33 million for the shares in Mystic Holdings, Inc. recognized as a result of the litigation settlement during the three months ended September 30, 2023, versus no such transactions in the same period in the prior year.
Discontinued Operations

Net income from discontinued operations was nil for the three months ended September 30, 2023 compared to $0.03 million for the comparative prior period. All discontinued operations were fully divested as of December 31, 2022, and as a result, the Company had no income or loss from discontinued operations for the three months ended September 30, 2023.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Revenue
Overall revenue was $26.65 million for the nine months ended September 30, 2023 compared to $44.37 million for the same period in 2022, a decrease of $17.72 million or 39.9%. Revenue from continuing operations of $26.65 million for the nine months ended September 30, 2023 was composed of retail revenue of $24.99 million and cultivation/distribution revenue of $1.66 million. This compared to revenue from continuing operations of $44.37 million for the nine months ended September 30, 2022, which included retail revenue of $32.91 million and cultivation/distribution revenue of $11.47 million.

Retail revenue for the nine months ended September 30, 2023 decreased compared to the same period in the prior year by $7.92 million or 24.1% due to the closure of our non-storefront delivery in Sacramento, California, the divestiture of the Downtown Los Angeles retail operations during the second quarter of 2022, and a general decline in the cannabis market since the last half of 2022. While we operated the non-storefront Sacramento retail operation and the Los Angeles retail operations during the nine months ended September 30, 2022, there were no operations of the same non-storefront Sacramento retail and Los Angeles retail operations during the nine months ended September 30, 2023, which contributed $2.29 million in revenues in the prior year.

Cultivation and distribution revenue for the nine months ended September 30, 2023 decreased by $9.80 million or 85.5% compared to the same period in the prior year due the closure of all cultivation and distribution operations as part of the Company's turnaround plan, except for a cultivation facility in Northern California which remains as of September 30, 2023. Specifically, we eliminated third-party distribution operations in California which contributed $12.34 million of revenue in the same period in the prior year. We also ceased operations at a cultivation facility in Northern California which provided no revenue in 2023 and began slowing down cultivation operations at our remaining facility in Northern California, which provided $1.41 million of revenue in the current year compared to $2.39 million in the prior year.

Gross Profit
Cost of goods sold for the nine months ended September 30, 2023 was $13.36 million, a decrease of $16.85 million or 55.8% compared to $30.21 million for the nine months ended September 30, 2022. The decrease in cost of goods sold was directly impacted by the decrease in revenues for the current reporting period as compared to the prior year.

Gross profit from continuing operations for the nine months ended September 30, 2023 was $13.29 million compared to a gross profit of $14.16 million for the nine months ended September 30, 2022, a decrease of $0.87 million or 6.1%. The decrease in gross profit was directly impacted by the decrease in revenues for the current reporting period as compared to the prior year. However, the Company's overall gross margin improved for the nine months September 30, 2023 to 49.9% as compared to 31.9% for the same period in the prior year as the Company focused on its core assets and divested non-performing assets related to its distribution operations. Gross profit for on-going retail operations improved to 53.5% for the nine months ended September 30, 2023 compared to 50.9% for the same period in the prior year.

Selling, General & Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2023 were $21.20 million, compared to $48.84 million for the nine months ended September 30, 2022, a decrease of $27.65 million or 56.6%. As a result of the Company's restructuring plan implemented during the third fiscal quarter of 2022, the Company saw significant reductions in expenses during the nine months ended September 30, 2023 as compared to the same period in the prior year. Specifically, the Company saw a decrease of $7.70 million in depreciation and amortization expense, a decrease of $5.33 million in facility related expenses, such as rent, utilities, repairs and maintenance, security, and insurance, a decrease of $7.36 million in salaries and benefits, and a decrease of $2.23 million in stock-based compensation. Management expects to continue focusing on efficiencies within its core assets and reducing non-core assets and expenditures.
Operating Loss
The Company realized an operating loss from continuing operations of $7.71 million for the nine months ended September 30, 2023 compared to $200.26 million for the nine months ended September 30, 2022, a decrease of $192.55 million or 96.2%. This improvement from the same period in the prior year was primarily attributable to the results of the Company's restructuring objectives noted above and an impairment loss of $163.70 million recognized in the nine months ended September 30, 2022, versus no impairment loss recognized in the nine months ended September 30, 2023.

Other Income (Expense)
Other income for the nine months ended September 30, 2023 was $4.16 million compared to other expense of $0.93 million for the nine months ended September 30, 2022, an improvement of $5.08 million. The change from the prior year was primarily attributable to a gain on extinguishment of debt of $3.03 million recognized during the current period. Additionally, the improvement was also contributed by the cash receipt of $1.23 million in employer retention credits and an unrealized gain on investment of $1.33 million for the shares in Mystic Holdings, Inc. recognized as a result of the litigation settlement during the nine months ended September 30, 2023, versus no such transactions in the same period in the prior year.
Discontinued Operations

Net income from discontinued operations was nil for the nine months ended September 30, 2023 compared to $3.37 million for the comparative prior period. All discontinued operations were fully divested as of December 31, 2022, and as a result, the Company had no income or loss from discontinued operations for the nine months ended September 30, 2023.

Three Months Ended September 30, 2023 Compared to Three Months Ended June 30, 2023
The below table outlines our consolidated statements of operations for the fiscal third quarter of 2023 compared to the fiscal second quarter of 2023:

	(unaudited)
	Three Months Ended
	September 30,	June 30,
($ in thousands)	2023	2023	$ Change	% Change
Revenue	$8,612	$8,797	$(185)	(2.1)%
Cost of Goods Sold	4,618	4,197	421	10.0%
Gross Profit	3,994	4,600	(606)	(13.2)%
Gross Profit %	46.4%	52.3%	(5.9)%

Operating Expenses:
Selling, General & Administrative Expenses	7,529	8,071	(542)	(6.7)%
Loss (Gain) on Disposal of Assets	1,540	(1,739)	3,279	(188.6)%
Total Operating Expenses	9,069	6,332	2,737	43.2%

Loss from Operations	(5,075)	(1,732)	(3,343)	193.0%
Other Income, Net	2,022	165	1,857	1,125.5%

Loss Before Provisions for Income Taxes	(3,053)	(1,567)	(1,486)	94.8%
Provision for Income Tax Benefit	(309)	125	(434)	(347.2)%

Net Loss	$(3,362)	$(1,442)	$(1,920)	133.1%
Revenue

Revenues for the three months ended September 30, 2023 were generally consistent with the preceding quarter ended June 30, 2023.
Gross Profit

Cost of goods sold for the three months ended September 30, 2023 was $4.62 million, an increase of $0.42 million or 10.0%, compared to $4.20 million for the three months ended June 30, 2023. The decrease in cost of goods sold was primarily due to the improvement in efficiency and focus on cost-cutting measures at the Company's cultivation facility and its operations.

Gross profit from continuing operations for the three months ended September 30, 2023 was $3.99 million compared to $4.60 million for the three months ended June 30, 2023, a decrease of $0.61 million or 13.2%. The decrease in gross profit was directly impacted by the decrease gross margin from our wholesale operations which contributed to the overall decline for the three months September 30, 2023 to 46.4% as compared to 52.3% for the immediate prior quarter. Gross profit for on-going retail operations remained consistent at 52.3% for the three months ended September 30, 2023 compared to 52.9% for the preceding quarter.

Selling, General & Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2023 were $7.53 million, compared to $8.07 million for the three months ended June 30, 2023. The quarter-over-quarter decrease of $0.54 million or 6.7%.was primarily related to a decrease in stock-based compensation of $1.56 million for shares issued pursuant to a related party for executive-level consulting and related business support services, offset by an increase in professional fees of $0.20 million related to legal services.
Operating Loss

The Company realized an operating loss from continuing operations of $5.08 million for the three months ended September 30, 2023 compared to $1.73 million for the three months ended June 30, 2023, an increase of $3.34 million or 193.0%. The increase in operating loss from the preceding quarter was primarily due to a loss on disposal of assets related to the write off of property and equipment of $1.54 million, while in the preceding quarter, the Company recognized a gain on disposal of assets of $1.74 million for the dissolution of UMBRLA, Inc.

Other Income
Other income for the three months ended September 30, 2023 was $2.02 million compared to $0.17 million for the three months ended June 30, 2023, a increase of $1.86 million. The improvement was a result of the Company receiving cash of $1.23 million in employer retention credits and recognizing an unrealized gain on investment of $1.33 million for the shares in Mystic Holdings, Inc. recognized as a result of the litigation settlement during the three months ended September 30, 2023, while in the immediate prior quarter, no such transactions had occurred.
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

On a non-GAAP basis, the Company recorded non-GAAP Adjusted EBITDA Loss of $1.20 million for the three months ended September 30, 2023 compared to $9.18 million for the three months ended September 30, 2022. For the nine months ended September 30, 2023, the Company recorded non-GAAP Adjusted EBITDA Loss of $1.64 million compared to $18.87 million for the nine months ended September 30, 2022. The details of those expenses and non-GAAP reconciliation of these non-cash items are set forth below:

	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Loss	$(3,362)	$(119,906)	$(4,394)	$(192,222)
Less: Net Income from Discontinued Operations, Net	—	(25)	—	(3,374)
Add (Deduct) Impact of:
Interest Expense	944	381	2,155	2,585
Provision for Income Tax Expense (Benefit)	309	(3,450)	842	(5,586)
Depreciation Expense	204	879	637	2,716
Amortization of Intangible Assets	375	2,361	1,500	7,126
EBITDA Loss from Continuing Operations (Non-GAAP)	$(1,530)	$(119,760)	$740	$(188,755)

Non-GAAP Adjustments:
Stock-based Compensation Expense	85	544	2,182	4,412
Impairment of Assets	—	107,972	—	163,698
Severance Expense for Series A Share Repurchases	—	42	—	913
Realized Loss on Sale of Investments	—	—	61	—
Unrealized (Gain) Loss on Investments	(1,333)	493	(1,333)	(470)
Loss (Gain) on Disposal of Assets	1,540	1,529	(199)	1,872
Gain on Settlement of Liabilities	41	—	(69)	—
Gain on Extinguishment of Debt	—	—	(3,026)	(542)
Adjusted EBITDA Loss from Continuing Operations (Non-GAAP)	$(1,197)	$(9,180)	$(1,644)	$(18,872)

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

We incurred net losses for the three and nine months ended September 30, 2023 and 2022, respectively and have an accumulated deficit of $444.44 million and $440.05 million at September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, we had a working capital deficit of $51.99 million, including $2.01 million of cash compared to a working capital deficit of $54.57 million, including $1.20 million of cash, as of December 31, 2022. Current assets were approximately 0.12 times current liabilities as of September 30, 2023, compared to approximately 0.08 times current liabilities as of December 31, 2022.
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
Operating Activities
Cash used in operating activities for the nine months ended September 30, 2023 was $0.55 million, compared to $7.03 million for the nine months ended September 30, 2022, a decrease of $6.48 million, or 92.2%. The decrease in cash used in operating activities was primarily due to a slowdown in cash payments of payables and accrued expenses, partly due to the lack of capital during the current period as compared to the same period in the prior year and our increased efforts to scale back on non-accretive expenditures. For the latter half of fiscal year 2022, management focused on its turnaround plan to stabilize operations to put the Company on a path to profitability. Management took decisive action to preserve operating cash flow by reducing cash burn, prioritizing payments, renegotiating vendor agreements and closing underperforming business units. Management expects to see improvements in cash flow from operating activities as the Company continues to execute its strategic restructuring.
Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2023 was $0.62 million, compared to $19.55 million for the nine months ended September 30, 2022, a decrease of $18.92 million, or 96.8%. The decrease in cash provided by investing activities was primarily due to the cash received upon disposing some of the Company's subsidiaries, which the Company had no such transactions in the current year.
Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2023 was $0.74 million, compared to cash used in financing activities of $17.36 million for the nine months ended September 30, 2022, an improvement of $18.10 million, or 104.3%. The decrease in cash used in financing activities as compared to the prior year was primarily due to the significant debt payments made on the Company's debt in the prior year, while the Company had minimal debt payments in the current year.

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
DISCLOSURE ABOUT OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2023, the Company does not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
This item is omitted as it is not required for a smaller reporting company.
ITEM 4. CONTROLS AND PROCEDURES.
Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective to a reasonable level as of September 30, 2023.
Based on the results of its assessment, our management concluded that our internal control over financial reporting was not effective as of September 30, 2023 based on such criteria due to material weaknesses in internal control over financial reporting described below:
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

Changes in Internal Control Over Financial Reporting

We regularly assess the adequacy of our internal controls over financial reporting and enhance our controls in response to internal control assessments and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Increased attention to climate change and ESG matters may adversely impact our business.

We are subject to a variety of risks arising from Environmental, Social and Governance (“ESG”) matters. ESG matters include increasing attention to climate change, climate risk, expectations on companies to address climate change, hiring practices, the diversity of the work force, racial and social justice issues involving the Company’s personnel, customers and third parties with whom it otherwise does business, and investor and societal expectations regarding ESG matters and disclosures.

Risks arising from ESG matters may adversely affect, among other things, reputation and the market price of our stock. Further, we may be exposed to negative publicity based on the identity and activities of those we do business with and the public’s view of the approach and performance of our customers and business partners with respect to ESG matters. Any such negative publicity could arise from adverse news coverage in traditional media and could also spread through the use of social media platforms. Our relationships and reputation with our existing and prospective customers and third parties with which we do business could be damaged if we were to become the subject of any such negative publicity.

This, in turn, could have an adverse effect on our ability to attract and retain customers and employees and could have a negative impact on the market price for our stock. Investors have begun to consider the steps taken and resources allocated by financial institutions and other commercial organizations to address ESG matters when making investment and operational decisions. Certain investors are beginning to incorporate the business risks of climate change and the adequacy of companies’ responses to the risks posed by climate change and other ESG matters into their investment theses. These shifts in investing priorities may result in adverse effects on the market price of our stock to the extent investors determine we have not made sufficient progress on ESG matters.

In addition, customers, employees, regulators and suppliers have also been focused on ESG matters. Companies that do not adapt to or comply with ESG expectations and standards, or that are perceived to have not responded appropriately to the growing concern regarding ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and other adverse consequences. To the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely affect our operations.

Further, growing public concern about climate change has resulted in the increased focus of local, state, regional, national and international regulatory bodies on greenhouse gas emissions and climate change issues. Policy changes and changes in federal, state and local legislation and regulations based on concerns about climate change, including regulations aimed at limiting greenhouse gas emissions and the implementation of "green" building codes, could result in increased capital expenditures on our existing properties (for example, to improve their energy efficiency) without a corresponding increase in revenue, resulting in adverse impacts to our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.
ITEM 5. OTHER INFORMATION.

Change to Annual Meeting Date.

No 2022 Annual Meeting of Stockholders was held in 2022. The 2023 Annual Meeting of Stockholders is scheduled to be held on December 5, 2023, which is more than 30 calendar days from the corresponding date of the prior Annual Meeting.

ITEM 6. EXHIBITS.

Exhibit	Description

2.1	Agreement and Plan of Merger, dated March 2, 2021
2.2	Name Change Agreement and Plan of Merger, dated as of June 30, 2021, by and between Terra Tech Corp. and Unrivaled Brands, Inc.
2.3	Membership Interest Purchase Agreement, dated as of July 1, 2021, by and among the Company and Nicholas Kovacevich and Dallas Imbimbo.
2.4	Membership Interest Purchase Agreement, dated August 15, 2021.
2.5	Membership Interest Purchase Agreement, dated as of November 17, 2021.
2.6	Membership Interest Purchase Agreement, dated November 22, 2021.
3.1	Certificate of Withdrawal of Certificate of Designation of Series A Preferred Stock
3.2	Certificate of Withdrawal of Certificate of Designation of Series B Preferred Stock
3.3	Articles of Merger, filed with the Nevada Secretary of State on July 1, 2021.
3.4	Name Change Articles of Merger, filed with the Nevada Secretary of State on July 1, 2021.
3.5	Articles of Incorporation.
3.6	Certificate of Amendment.
3.7	Certificate of Change.
3.8	Certificate of Amendment.
3.9	Second Amended and Restated Bylaws.
3.10	Certificate of Designation of Series V Preferred Stock.
3.11	Amended and Restated Certificate of Designation of Series V Preferred Stock.
3.12	Second Amended and Restated Certificate of Designation of Series V Preferred Stock.
3.13	Certificate of Designation of Series N Preferred Stock.
4.1	Form of Amendment No. 1 to 7.5% Senior Convertible Promissory Note.
4.2	Form of Amendment No. 2 to 7.5% Senior Convertible Promissory Note, dated January 11, 2021.
4.3	Form of Amendment No. 3 to 7.5% Senior Convertible Promissory Note.
4.4	Form of Common Stock Purchase Warrant
4.5	Form of 3.0% Senior Convertible Promissory Note.
4.6	Form of Common Stock Purchase Warrant (“A Warrant”).
4.7	Form of Common Stock Purchase Warrant (“B Warrant”).
4.8	Form of Straight Promissory Note (“6-Month Note”).
4.9	Form of Straight Promissory Note (“12-Month Note”).
4.10	Common Stock Purchase Warrant
4.11	Form of Senior Secured Promissory Note.
4.12	Secured Promissory Note, dated November 22, 2021.
10.1	Settlement Agreement and Release, dated April 30, 2023, by and between Unrivaled Brands, Inc. and Matthew Guild and Sterling Harlan
10.2	Amended and Restated Engagement Letter, dated June 30, 2023, between Unrivaled Brands, Inc. and Adnant, LLC
31.1	Certification of Sabas Carrillo, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Patty Chan, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Sabas Carrillo, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. **
32.2	Certification of Patty Chan, Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. **
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculations Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

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

UNRIVALED BRANDS, INC.

Date: November 14, 2023	By:	/s/ Patty Chan
Patty Chan
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)